Form 10-Q
period 1997-09-30
MAC-GRAY CORP
filed 1997-11-14
CIK 1038280

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

   x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  --- THE SECURITIES  EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  --- THE SECURITIES EXCHANGE ACT OF 1934

            for the transition period from          to
                                           --------     --------


                    COMMISSION FILE NUMBER   1-13495
                                             -------

                              MAC-GRAY CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                           04-3361982
     (State or other jurisdiction              (I.R.S. Employer
     incorporation or organization)           Identification No.)


         22 WATER STREET, CAMBRIDGE, MASSACHUSETTS      02141
         (Address of principal executive offices)     (Zip Code)

                                  617-492-4040
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes          No   X/1/
                                  ---         ---

        The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on October 31, 1997:


                Class                            Number of Shares
                -----                            ----------------

     Common Stock,  $.01 Par Value                  11,579,826


-----------------------------------

/1/ The registrant has been subject to such filing requirements for less than 90 days

                                      INDEX
                                      -----


PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements:

                  Condensed Combined Balance Sheets at September 30, 1997 (unaudited) and December 31, 1996

                  Condensed Combined Statements of Income for the Three and Nine Months Ended September 30,
                  1997 and 1996 (unaudited)

                  Condensed Combined Statement of Stockholders'
                  Equity at September 30, 1997 (unaudited) and
                  December 31, 1996

                  Condensed Combined Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996 (unaudited)

                  Notes to Condensed Combined Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II   OTHER INFORMATION

          Item  6.  Exhibits and Reports on Form 8-K

          Signature

                        PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements

Mac-Gray Corporation
Combined Balance Sheet
(Dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------


                                                                                                     December 31,      September 30,

                                                                                                        1996                1997
                                                                                                                        (unaudited)
Assets
Current assets:
Cash and cash equivalents                                                                             $  2,844            $  3,922
Trade receivables, net of allowance for doubtful accounts                                                1,640               2,757
Available-for-sale security                                                                                343                 343
Inventory of finished goods                                                                              1,509               1,886
Prepaid expenses and other current assets                                                                1,699               3,417
                                                                                                      --------            --------

     Total current assets                                                                                8,035              12,325

Property, plant and equipment, net                                                                      31,912              35,180
Intangible assets, net                                                                                  11,491              22,333
Prepaid commissions and other assets                                                                     2,670               4,024
                                                                                                      --------            --------

     Total assets                                                                                     $ 54,108            $ 73,862
                                                                                                      ========            ========

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long term debt and capital lease obligations                                    $  4,293            $  1,693
   Accounts payable                                                                                      3,876               2,541
   Accrued commissions                                                                                   4,940               4,860
   Accrued expenses                                                                                        995               1,856
                                                                                                      --------            --------

     Total current liabilities                                                                          14,104              10,950

Long-term debt and capital lease obligations                                                            23,518              37,666
Deferred income tax liabilities                                                                            647                 740
Deferred retirement obligation                                                                           1,156               1,080
Other liabilities                                                                                           --                 575

Redeemable common stock, 612,026 shares                                                                     --               7,797

Stockholders' equity:
   Common stock of Mac-Gray Co., Inc.
     ($1 par value; 200,000 shares authorized,
     154,275 shares issued and 100,000 outstanding)                                                        154
   Partners' capital                                                                                     2,413                  --
   Common stock of Mac-Gray Corporation ($.01 par value;
     30,000,000 shares authorized, 6,367,800 shares
     issued and outstanding)                                                                                --                  64
   Retained earnings                                                                                    20,788              14,732
   Net unrealized gain on available-for-sale security, net of tax                                          258                 258


   Less:  54,275 shares held in treasury, at cost                                                       (8,930)                 --
                                                                                                      --------            --------


     Total stockholders' equity                                                                         14,683              15,054
                                                                                                      --------            --------


   Total liabilities and stockholders' equity                                                         $ 54,108            $ 73,862
                                                                                                      ========            ========


                    The accompanying notes are an integral
                      part of these financial statements.

Mac-Gray Corporation
Combined Statement of Income
(Dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------


                                                                        Three Months Ended                  Nine Months Ended

                                                                           September 30                        September 30
                                                                      1996              1997              1996              1997
                                                                   (unaudited)       (unaudited)       (unaudited)       (unaudited)

Revenue                                                            $   15,833        $   19,879        $   44,858        $   58,167
                                                                   ----------        ----------        ----------        ----------
Cost of revenue:
   Commissions                                                          6,711             7,901            18,334            22,540
   Laundry route expenditures                                           2,692             2,810             7,292             9,041
   Depreciation and amortization                                        1,559             2,144             4,274             5,918
   Cost of equipment sales                                              1,135             2,058             3,415             5,889
                                                                   ----------        ----------        ----------        ----------

     Total cost of revenue                                             12,097            14,913            33,315            43,388
                                                                   ----------        ----------        ----------        ----------

Operating expenses:
   General and administration                                             959             1,427             2,833             3,504
   Sales and marketing                                                  1,120             1,173             2,660             3,868
   Depreciation                                                           181               228               423               611
                                                                   ----------        ----------        ----------        ----------

     Total operating expenses                                           2,260             2,828             5,916             7,983
                                                                   ----------        ----------        ----------        ----------

Income from operations                                                  1,476             2,138             5,627             6,796

   Interest expense, net                                                 (615)             (929)           (1,329)           (2,327)

   Other income (expense), net                                            (55)              (33)              (90)              (29)
                                                                   ----------        ----------        ----------        ----------

   Income before provision for income taxes                               806             1,176             4,208             4,440

   Provision for income taxes                                             (76)             (113)             (332)             (345)
                                                                   ----------        ----------        ----------        ----------

Net income                                                         $      730        $    1,063        $    3,876        $    4,095
                                                                   ==========        ==========        ==========        ==========


Pro Forma Net Income Per Common Share (Note 4)                                       $      .16                          $      .62
                                                                                     ==========                          ==========
Pro Forma Weighted Average Common Shares
    Outstanding (Note 4)                                                              6,588,618                           6,588,618
                                                                                     ==========                          ==========

Unaudited pro forma as adjusted data (Note 4):

   Income before provision for income taxes                        $      806        $    1,176        $    4,208        $    4,440

   Provision for income taxes                                            (322)             (470)           (1,683)           (1,776)
                                                                   ----------        ----------        ----------        ----------

   Pro forma as adjusted net income                                $      484        $      706        $    2,525        $    2,664
                                                                   ==========        ==========        ==========        ==========

   Pro forma as adjusted net income per common share                                 $      .11                          $      .40
                                                                                     ==========                          ==========

                     The accompanying notes are an integral
                       part of these financial statements.

Mac-Gray Corporation
Combined Statement of Stockholders' Equity
(Dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------


                                                            Common stock                                             Net unrealized
                                                       -----------------------                                       gains (losses)
                                                       Number of                       Partners'         Retained     on security,
                                                        shares           Value          capital          earnings      net of tax
Balance, December 31, 1996                              154,275          $ 154          $ 2,413          $ 20,788        $  258

   Net income (unaudited)                                  --              --               --              4,095           --
   Elimination of capital structure (Note 1)           (154,275)          (154)          (2,413)           (6,363)          --
   Reorganization of the Company (Note 1)             6,367,800             64              --                (64)          --
   Net change in unrealized gains (losses) on
     available-for-sale securities, net of tax
     (unaudited)                                           --              --               --                --            --
   Dividends (unaudited)                                   --              --               --             (3,724)          --
                                                      ---------          -----          -------          --------        ------
Balance, September 30, 1997 (unaudited)               6,367,800          $  64          $   --           $ 14,732        $  258
                                                      =========          =====          =======          ========        ======


                                                             Treasury stock
                                                       -------------------------
                                                       Number of
                                                        shares             Value              Total
Balance, December 31, 1996                               54,275          $ (8,930)          $ 14,683

   Net income (unaudited)                                   --                --               4,095
   Elimination of capital structure (Note 1)            (54,275)            8,930                --
   Reorganization of the Company (Note 1)                   --                --                 --
   Net change in unrealized gains (losses) on
     available-for-sale securities, net of tax
     (unaudited)                                            --                --                 --
   Dividends (unaudited)                                    --                --              (3,724)
                                                       --------          --------           --------
Balance, September 30, 1997 (unaudited)                     --           $    --            $ 15,054
                                                       ========          ========           ========

                    The accompanying notes are an integral
                      part of these financial statements.

Mac-Gray Corporation
Combined Statement of Cash Flows
(Dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------


                                                                        Nine Months Ended         Nine Months Ended
                                                                           September 30,             September 30,
                                                                               1996                      1997
                                                                            (unaudited)               (unaudited)
Cash flows from operating activities:
   Net income                                                                 $  3,876                 $  4,095
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and Amortization                                              4,697                    6,529
      Loss on sale of assets                                                        42                      --
      Deferred income taxes                                                        --                        93
   (Increase) in accounts receivable                                              (339)                  (1,073)
   Decrease (increase) in inventory                                                204                      (66)
   (Increase) in prepaid expenses and other assets                                (617)                  (3,036)
   (Decrease) in accounts payable, accrued
     commissions and accrued expenses                                             (124)                  (1,527)
                                                                              --------                 --------

     Net cash flows provided by operating activities                             7,739                    5,015
                                                                              --------                 --------

Cash flows from investing activities:
   Capital expenditures                                                         (4,917)                  (5,563)
   Acquisition of businesses (Note 2)                                          (13,687)                  (4,958)
   Proceeds from sales of property and equipment                                    51                      --
                                                                              --------                 --------

     Net cash flows used in investing activities                               (18,553)                 (10,521)
                                                                              --------                 --------

Cash flows from financing activities:
   Principal payments on long-term debt and
     capital lease obligations                                                  (5,398)                  (2,787)
   Principal payments on deferred retirement obligations                           (76)                     (76)
   Retirement line of credit and term loan                                         --                   (19,511)
   Advances on line-of-credit, net                                              18,521                   32,982
   Contribution of capital                                                         744                      --
   Cash dividends paid                                                          (3,273)                  (3,724)
   Casc paid to repurchase shares of common stock                                 (125)                     --
   Cash paid for refinancing of long term debt                                     (75)                    (300)
                                                                              --------                 --------

     Net cash flows provided by
       financing activities                                                     10,318                    6,584
                                                                              --------                 --------

(Decrease) increase in cash and cash equivalents                                  (496)                   1,078

Cash and cash equivalents, beginning of year                                     3,882                    2,844
                                                                              --------                 --------

Cash and cash equivalents, end of year                                        $  3,386                 $  3,922
                                                                              ========                 ========




                    The accompanying notes are an integral
                      part of these financial statements.

Mac-Gray Corporation
Notes to Combined Financial Statement
(Dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

1.      Basis of Presentation

        In the opinion of Mac-Gray Corporation (the "Company"), the accompanying unaudited Combined Financial Statements contain all adjustments (consisting of only normal, recurring accruals) which are, in the opinion of management, necessary to present fairly its financial position as of September 30, 1997 and December 31, 1996 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996. The unaudited interim combined financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These combined financial statements should be read in conjunction with the Company's fiscal 1996 audited combined financial statements. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

        On April 17, 1997, Mac-Gray Co., Inc. and Mac-Gray, L.P. were reorganized to create Mac-Gray Corporation (the Parent). The Parent acquired all of the outstanding common stock of Mac-Gray Co., Inc. and all of the outstanding limited partnership interest of Mac- Gray, L.P. in exchange for 6,367,800 shares of the Parent's common stock. Concurrently, Mac-Gray, L.P. was merged with and into Mac-Gray Co., Inc. which will continue to operate as a wholly owned subsidiary of the Parent. The authorized capital stock of the Parent consists of 30,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of undesignated preferred stock issuable in series by the Board of Directors of the Parent. The unaudited September 30, 1997 financial statements are reflective of the reorganization of the Company.

2.      Acquisitions

        On April 17, 1997, the Parent acquired in exchange for 612,026 shares of its common stock, (approximate value of $7,797), approximately $2,170 in cash, $850 of a deferred payment obligation, and assumption of approximately $2,787 in debt, each of Sun Services of America, Inc. and
        R. Bodden Coin-Op-Laundry, Inc. (collectively, Sun Services). The shares of the Parent's common stock are redeemable by the shareholder under certain circumstances. The redeemable common stock has been valued at a contractual put price of $12.74 per common share.

        Sun Services of America, Inc. and R. Bodden Coin-Op-Laundry were 100% owned by the same shareholder. The Parent acquired all of the outstanding capital stock of Sun Services, which was accounted for pursuant to the purchase method of accounting. Based upon preliminary purchase accounting, goodwill of approximately $11,600 arose from this transaction, which will be amortized over 20 years.

        The results of Sun Services' operations are reflected in the unaudited September 30, 1997 financial statements subsequent to the date of acquisition.

        The following unaudited pro forma condensed combined statements of income for the nine months ended September 30, 1996 and 1997 have been adjusted to reflect the Sun Services Acquisition for the nine months ended September 30, 1996 as if it occurred on January 1, 1996. For the nine months ended September 30, 1997, the historical results of Sun Services for the period from April 1, 1997 through April 16, 1997 have not been included and are not material to the Company.

Mac-Gray Corporation
Notes to Combined Financial Statement
(Dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------


                                     Company                                                             Pro Forma
                                   Nine Months                                                          Nine Months
                                      Ended                                                                Ended
                                  September 30,     Sun Services      Pro Forma       Acquisition      September 30,
                                      1996          Acquisitions      Combined        Adjustments          1996
Revenue                             $ 44,858          $  4,875         $ 49,733         $   --            $ 49,733

Cost of Revenue                       33,315             3,239           36,554              438            36,992

Operating Expenses                     5,916             1,032            6,948             (206)            6,742
                                    --------          --------         --------         --------          --------

Income from operations                 5,627               604            6,231             (232)            5,999
                                    ========          ========         ========         ========          ========

Net Income                          $  3,876          $    417         $  4,293         $   (232)         $  4,061
                                    ========          ========         ========         ========          ========


                                     Company                                                             Pro Forma
                                   Nine Months                                                          Nine Months
                                      Ended                                                                Ended
                                  September 30,     Sun Services      Pro Forma       Acquisition      September 30,
                                      1997          Acquisitions      Combined        Adjustments          1997
Revenue                             $ 58,167          $  2,032         $ 60,199         $   --          $   60,199

Cost of Revenue                       43,388             1,353           44,741              146            44,887

Operating Expenses                     7,983               360            8,343              (69)            8,274
                                    --------          --------         --------         --------        ----------

Income from operations                 6,796               319            7,115              (77)            7,038
                                    ========          ========         ========         ========          ========

Net Income                          $  4,095          $    230         $  4,325         $    (77)       $    4,248
                                    ========          ========         ========         ========        ==========

Pro Forma Net Income
     Per Share                                                                                          $      .64
                                                                                                        ==========
Pro Forma Weighted Average
      Common Shares Outstanding                                                                          6,588,618
                                                                                                        ==========


3.      Initial Public Offering of Common Stock

        Mac-Gray Corporation completed its initial public offering of 4,600,000 shares of common stock at $11 per share on October 22, 1997. Subsequent to the offering, 11,579,826 shares of common stock are issued and outstanding. The net proceeds from the sale of the common stock of $47,058 have been used primarily to repay existing indebtedness outstanding under the Credit Facility and to fund a distribution of $9,000 of previously taxed but undistributed earnings to the Company's shareholders of record as of October 16, 1997.

        Upon consummation of the initial public offering, the Company's status as an S Corporation automatically terminated and the Company is now subject to federal and state income taxes. As a result, the Company will recognize a non-recurring charge of approximately $4,300 in the fourth quarter of 1997, as well as an addition of approximately $4,300 in net deferred tax liabilities in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

4.      Unaudited Pro Forma as Adjusted Information and Earnings Per Share

        The unaudited pro forma as adjusted data reflects adjustments to the combined statement of income for the three months ended September 30, 1996 and 1997 and for the nine months ended September 30, 1996 and 1997. Such adjustments consider the effect on the Company's operations as if the Company was subject to federal and state income taxes on a corporate level. Accordingly, the pro forma income tax provision and pro forma as adjusted net income have been calculated as if the Company was subject to income taxation as a C corporation during all periods presented.

        Given the capital structure of the Company, historical earnings per share information is not considered meaningful or relevant and has not been presented in the accompanying financial statements. Unaudited pro forma net income per share was calculated by dividing the respective unaudited pro forma net income amounts by the weighted average number of shares of common and common equivalent shares outstanding, giving effect to the exchange of shares between the Parent and the Company resulting from the reorganization on April 17, 1997 described above, using the treasury stock method. Common share equivalents consist of common stock which may be issuable upon exercise of outstanding stock options. All shares issued within twelve months of the initial public offering (Note
        3), including common stock equivalents, are considered in computing common and common share equivalents.


5.      Deferred Retirement Obligation

        The deferred retirement obligation at September 30, 1997 and December 31, 1996 relates to payments due to a shareholder of the Company in connection with a retirement agreement which provides for annual payments of $104 until the death of the shareholder.

Mac-Gray Corporation
Notes to Combined Financial Statement
(Dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

        The liability at September 30, 1997 and December 31, 1996 has been estimated based upon life expectancy of the shareholder utilizing actuarial tables.


6.      Long-Term Debt

        On April 17, 1997, the Parent entered into a credit agreement (the Credit Facility) with a bank which provides for borrowings under (i) a revolving line of credit and term loan facility and (ii) a revolving working capital line of credit facility of up to $45,000 and $5,000, respectively. Outstanding indebtedness under the Credit Facility bears interest, at the Parent's option, at a rate equal to the prime rate plus up to .5% or LIBOR plus 2.5% with the margin over the prime rate and LIBOR decreasing after October 22, 1997 due to the initial public offering of the Parent's common stock (Note 7). The Credit Facility restricts payments of dividends and other distributions, restricts the Parent from making certain acquisitions, incurring indebtedness and requires it to maintain certain financial ratios. The Credit Facility is secured by pledges of assets of the Parent and its subsidiaries. Bank indebtedness of the Company outstanding prior to the effective date of the Credit Facility was subsequently assumed under the Credit Facility. The outstanding balance on the Credit Facility was $31,159 at September 30, 1997. The balance outstanding under the prior revolving bank credit facility and credit agreement was $17,668 at December 31, 1996. The interest rate for $22,000 of the balance at September 30, 1997 was 8.125% and $9,159 was 9.00%.

        Long term debt also includes various notes payable totaling $1,122 at September 30, 1997 and $1,259 at December 31, 1996, and various unsecured notes payable to former shareholders totaling $6,236 at September 30, 1997 and $8,440 at December 31, 1996.


7.      Commitments and Contingencies

        Guarantee of Indebtedness - At September 30, 1997, Mac-Gray Co., Inc. is a guarantor on a line-of-credit for a customer in the amount of $689. The customer has incurred substantial losses in its last three fiscal years ended December 31, 1996. While the guarantee is secured by a pledge of the borrowing company's assets, it is uncertain if those assets and profits from continuing operations will be adequate to retire the line-of-credit. The Company has recorded a contingency reserve of $250 at September 30, 1997 and December 31, 1996, for estimated losses on the guarantee. In management's opinion, the range of the estimated loss to be incurred in connection with the Company's guarantee of the customer's line-of-credit in excess of the amount recorded at September 30, 1997 will not have a material adverse impact on the results of operations or the financial position of the Company.

        Litigation - The Company is involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

Mac-Gray Corporation
Notes to Combined Financial Statement
(Dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

8.      1997 Stock Option Plan

        In April 1997, the Parent adopted the 1997 Stock Option and Incentive Plan (the 1997 Plan). The terms of the 1997 Plan are substantially the same as the terms of the 1996 Plan that was adopted by Mac-Gray Co., Inc. in December 1996. Concurrent with the reorganization of the Company, the options issued pursuant to the 1996 Plan were assumed by the Parent under the 1997 Plan and the 1996 Plan was terminated. The options assumed by the Parent under the 1997 Plan were reflective of the exchange of common stock between the Parent and Mac-Gray Co., Inc. Accordingly, 556,350 options with an exercise price of $9.99 per share issued pursuant to the 1996 Plan were assumed by the Parent under the 1997 Plan. Prior to August 1997, 7,500 options were forfeited by terminated employees. The exercise price of the remaining 548,850 options was adjusted to $8.80 in August 1997, in order to restore the economic position of the option holders as a result of the $9,000 distribution (Note 3). In August 1997, the Company also granted 89,490 new options under the plan with an exercise price of $9.25.

        The 1997 Stock Plan provides for the issuance of up to the greater of 750,000 shares or ten percent of the then outstanding shares of common stock. Subsequent to the initial public offering (Note 3), a total of 1,157,982 shares of common stock are reserved for issuance under the 1997 Stock Plan, of which 638,340 shares are subject to outstanding options, and 519,642 remain available for issuance.

9.      Subsequent Events

        Acquisition of Laundry Route Assets
        On October 1, 1997 the Company acquired the assets of a laundry route in Florida for a purchase price of approximately $2,000 in cash. On November 4, 1997 the Company acquired the assets of a laundry route in Georgia for a purchase price of approximately $5,000 in cash. Both of these acquisitions will be accounted for pursuant to the purchase method of accounting during the fourth quarter of 1997.

10.     New Accounting Pronouncements

        In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128)." This Statement will be effective for both interim and annual periods ending after December 15, 1997. SFAS 128 replaces APB Opinion 15 and related interpretations (APB 15). SFAS 128 simplifies the computation of earnings per share (EPS) by replacing the presentation of primary earnings per share with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS under APB 15.

Mac-Gray Corporation
Notes to Combined Financial Statement
(Dollars in thousands, except share and per share data)
--------------------------------------------------------------------------------

        In June of 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130) and No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131)." In accordance with these statements, the Company plans to implement SFAS 130 which requires presentation of certain information related to comprehensive income and SFAS 131 which requires that certain additional information related to operating segments be reported during fiscal year 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

      Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). The words "believe," "expect," "anticipate," "intend," "estimate", "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

      For discussion identifying important factors that could cause actual results to differ materially from those anticipated in forward-looking statements, see the Company's filings with the Securities and Exchange Commission, particularly the "Risk Factors" discussion in the Company's Registration Statement on Form S-1 (No. 333-33669) which was declared effective on October 16, 1997. Such factors include, without limitation, risks to the Company presented by implementation of acquisition strategy, integration of acquired businesses, significant capital expenditures, competition and dependence upon lease renewals, certain suppliers and senior executives.

      The Company derives its revenue principally through the operation and maintenance of card and coin-operated laundry rooms in multiple housing facilities, such as apartment buildings, colleges and universities and public housing complexes. The Company operates its laundry rooms under long-term leases with property owners, colleges and universities and governmental agencies. The leases typically grant the Company the exclusive right to operate laundry rooms on the lessor's premises for a fixed term, which is generally seven to ten years, in exchange for a percentage of the revenue collected. The Company also derives revenue as a distributor and servicer of commercial laundry equipment manufactured by Maytag Corp., and sells laundry equipment manufactured by American Dryer, Dexter and Whirlpool to provide several alternatives in machine type, cost and capacity. Additionally, the Company sells or rents laundry equipment to restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities.


Results of Operations

      Revenue. Revenue increased by $4,046,000, or 26%, to $19,879,000 for the three months ended September 30, 1997 from $15,833,000 for the comparable months in 1996, and by $13,309,000, or 30%, to $58,167,000 for the nine months ended September 30, 1997 from $44,858,000 for the same period in 1996. Laundry Route Revenue increased $2,765,000 for the quarter and $9,847,000 year to date, due to expansion of existing operations and the additional revenues from the laundry route businesses acquired during 1996 and 1997. Sales of equipment increased by $1,281,000 for the quarter and $3,462,000 year to date, due to growth of revenue from existing distributorships and the distributorships acquired during 1996 and 1997. The Company believes that its increased focus on sales and marketing efforts since mid-1996 has had a significant impact on the growth of revenue from existing laundry routes and distributorships.

      Cost of Revenues. Commissions increased by $1,190,000, or 18% for the third quarter of 1997 from the third quarter of 1996, and by $4,206,000, or 23% on a year to date basis in 1997 from 1996. This increase was primarily attributable to an increase in Laundry Route Revenue, since commissions are generally paid based upon a percentage of revenue earned in the Company's laundry rooms

       Laundry Route expenditures increased by $118,000, or 4%, to $2,810,000 for the third quarter of 1997 from $2,692,000 for the third quarter of 1996. On a year to date basis, Laundry Route expenditures increased $1,749,000, or 24%, from 1996 to 1997. This increase was due to the general increase in revenue, which resulted in increased servicing, collecting, counting and depositing activity, as well as increased levels of expenses associated with improving service in some of the acquired businesses.

      Cost of equipment sales increased by $923,000 for the three months ended September 30, 1997 from $1,135,000 in 1996, and by $2,474,000, or 72% for the nine months ended September 30. 1997 from $3,415,000 in 1996. This increase was a direct result of increased equipment sales.

      Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization expense which is included as a component of cost of revenue, as well as depreciation which is included as an operating expense. Aggregate depreciation and amortization increased by $632,000, or 36%, to $2,372,000 for the three months ended September 30, 1997 from $1,740,000 for the same period in 1996, and by $1,832,000, or 39%, to $6,529,000 for the nine months ended September 30, 1997 from $4,697,000 for the same period in 1996. This increase was primarily attributable to the acquisition of Laundry Route businesses and the placement of additional machines on the Company's existing Laundry Routes. The total number of machines increased by 19,000 from September, 1996 to approximately 113,000 total machines as of September, 1997.

      Operating Expenses. General and administration expenses increased by $468,000 for the three months ended September 30, 1997 from $959,000 in 1996, and by $671,000, or 24% for the nine months ended September 30, 1997. This increase was attributable to an increase in legal and accounting fees and to the hiring of additional clerical and administrative staff to support the increase in the Company's business.

      Sales and marketing expense increased by $53,000 for the three months ended September 30. 1997 from $1,120,000 in 1996, and by $1,208,000, or 45% for the nine months ended September 30, 1997. This increase was attributable to the expansion of the marketing department, led by the hiring of an experienced national marketing executive in the third quarter of 1996, and an increase in the number of field sales representatives.

      Interest Expense. Net interest expense increased $314,000, or 51 %, to $929,000 for the three months ended September 30, 1997 from $615,000 in 1996, and by $998,000, or 75 % for the nine months ended September 30, 1997. This increase was primarily attributable to the increased borrowings incurred to finance the acquisitions made during 1996 and 1997.

      Income Tax Expense. Income tax expense increased by $37,000 for the three months ended September 30, 1997 from 1996, and by $13,000, or 4% for the nine months ended September 30, 1997. The effective income tax rate for the nine months ended 1996 was 7.9% compared to 7.8% for 1997. As the historical income tax provision was established only to provide for income taxes in states that do not recognize Subchapter S corporations, the statutory income tax rate for 1996 and 1997 was 6%. The effective rate differed from the statutory rate in 1996 and 1997 due to expenses recorded for book purposes that are not deductible for income tax purposes.

      The statutory income tax rate utilized by the Company during the periods presented is not indicative of the approximately 40% statutory income tax rate that will be utilized upon termination of the Company's S corporation status on October 16, 1997.



Seasonality

      The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market represent approximately thirty percent (30%) of the Company's total revenue. These revenues are derived substantially during the school year which includes the first, second and fourth quarters. Conversely, the Company increases its operating expenditures during the third quarter when colleges and universities are not in session as a result of the Company's increased machine installation activities.


Liquidity and Capital Resources

      The Company's primary sources of cash have been operating activities and bank borrowings. The Company's primary uses of cash have been the seven acquisitions consummated since May 1996 and for capital expenses including the purchase of new laundry machines and smart card based payment systems. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on its outstanding indebtedness, as well as capital expenditures. The Company does, however, anticipate that it will also use funds available to it under the Credit Facility (as defined below) to finance possible acquisitions, larger capital expenditures and, as needed, working capital.

      Cash flow from operations was $5,015,000 and $7,739,000 for the nine months ended September 30, 1997 and 1996, respectively. Cash flow from operations consists primarily of Laundry Route Revenue, distributorship and laundry equipment service revenue, commissions, Laundry Route expenditures, cost of equipment sales, general and administration expenses and sales and marketing expenses. The Company has also incurred costs in connection with the initial public offering process.

      Cash used in investing activities was $10,521,000, and $18,553,000 for the nine months ended September 30, 1997 and 1996, respectively. The Company invested $4,958,000 and $13,687,000 for the nine months ended September 30, 1997 and 1996, respectively, in connection with the seven acquisitions consummated during such periods.

      Capital expenditures were $5,563,000 and $4,917,000 for the nine months ended September 30, 1997 and 1996, respectively.

      Net cash flows (uses) from financing activities, consisting primarily of proceeds from and repayments of bank borrowings and payments of dividends, were $6,584,000 and $10,318,000 for the nine months ended September 30, 1997 and 1996, respectively. The Company also utilized $125,000 as a portion of the consideration paid in connection with the redemption of 2,275 shares of its Common Stock as of January 1, 1996.

      The Company maintains a $50 million revolving line of credit under its Credit Facility with State Street Bank and Trust Company and CoreStates Bank ("Credit Facility"). Outstanding indebtedness under the Credit Facility currently bears interest, at the Company's option, at a rate equal to the prime rate plus 0.5% or LIBOR plus 2.5%. Borrowings under the Credit Facility totalled $31 million as of September 30, 1997. Following consummation of the Company's initial public offering on October 22, 1997, indebtedness under the Credit Facility will bear interest, at the Company's option, at a rate equal to the prime rate minus 0.5% or LIBOR plus 2.0%. The Credit Facility imposes certain financial covenants on the Company, and the Company was in material compliance with all such covenants, or received a written waiver with respect to any non-compliance therewith, as of the quarter ended September 30, 1997. The Credit Facility, under certain limited circumstances, also restricts the payment of dividends and other distributions as well as certain acquisitions and investments. The Credit Facility is secured by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries.

      In connection with the Sun Services Acquisition, the Company issued 612,026 shares of Common Stock to the owner of Sun Services. As a privately owned Company issuing shares of its redeemable Common Stock which, at that point, were substantially illiquid, the Company provided the Sun Services owner with rights (the "Put Rights") to require the Company to repurchase the shares of Common Stock issued by the Company as consideration in the acquisition. The Company also received certain rights (the "Call Rights") to repurchase such shares of Common Stock. Upon consummation of the Company's initial public offering on October 22, 1997, the Call Rights and certain of the Put Rights terminated. Following consummation of the offering, the Company remains obligated to repurchase shares of Common Stock at a price of $12.74 per share in the event the holder or holders of such shares elect to exercise the Put Rights. Such remaining Put Rights expire on October 21, 2000. The Put Rights, if exercised, would require the Company to purchase up to 612,026 shares of Common Stock, at a purchase price of $12.74 per share, representing an aggregate purchase price of up to approximately $7.8 million. In the event such Put Rights are exercised, the Company would likely fund the purchase price for such shares of Common Stock by incurring additional indebtedness under its Credit Facility.

      The net proceeds from the initial public offering consummated on October 22, 1997 enabled the Company to repay its existing outstanding indebtedness under the credit facility. A $9,000,000 dividend to shareholders in October, 1997 was also funded from the proceeds of the offering. A laundry route acquisition for approximately $2,000,000 in October and another for approximately $5,000,000 in November have also been funded from the proceeds of the offering. The Company believes that the proceeds of the offering, together with the amount available under the Credit Facility and cash flow generated by operations will be sufficient to fund the Company's normal working capital needs and capital expenditures for the foreseeable future. In addition, to the extent that the Company were to borrow all amounts then available to it under the Credit Facility in connection with one or more acquisitions or in connection with significant capital expenditures, either in the short-term or in the long-term, management believes that cash generated from operating activities will be sufficient to fund the Company's operating expenses and debt service needs for the foreseeable future. Additional financing, under the Credit Facility or otherwise, may, however, be required in connection with an acquisition or acquisitions which the Company may consummate in the future. To the extent that any such additional financing was needed, and could not be obtained on terms favorable to the Company, if at all, the Company's ongoing capital improvement efforts and acquisition activity would likely be reduced or delayed as cash generated from operating activities is used for operating expenses and debt service.

PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following exhibits are being filed as part of this Form 10-Q:

   EXHIBIT NO.               DESCRIPTION
   -----------               -----------

       27                    Financial Data Schedule


     (b) No reports on Form 8-K have been filed with the Commission during the period covered by this Form 10-Q.

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MAC-GRAY CORPORATION


November 14, 1997                    /s/ John S. Olbrych
                                     -------------------------------------------
                                     John S. Olbrych
                                     Treasurer and Chief Financial Officer