Form 10-Q/A
period 1997-09-30
MAC-GRAY CORP
filed 1998-03-24
CIK 1038280

                                  FORM 10-Q/A

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

                             Yes   X      No
                                  ---         ---

        The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on March 10, 1998:


                Class                            Number of Shares
                -----                            ----------------

     Common Stock,  $.01 Par Value                  11,581,126

Part II, Item 2 of this report on Form 10-Q is hereby amended and restated by adding this item as follows:

PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) Pursuant to a registration statement which became effective on October 16, 1997 (File No. 333-33669), Mac-Gray Corporation ("Mac-Gray") commenced its initial public offering which it completed on October 22, 1997, selling all of the 4,600,000 shares of common stock, par value $.01 per share, of Mac-Gray ("Mac-Gray Common Stock") being offered therein at an aggregate offering price of $50.6 or $11 per share. The managing underwriters of the initial public offering were Salomon Brothers Inc, Smith Barney Inc. and First Albany Corporation. The expenses incurred by Mac-Gray in connection with the initial public offering, including the underwriting discount, totaled approximately $5.4 million and the net proceeds to Mac-Gray totaled approximately $45.2 million. Mac-Gray has used all of the net proceeds from the initial public offering (i) to repay the then-existing outstanding indebtedness under the Credit Facility,
(ii) to fund an approximately $9.0 million distribution following the consummation of the initial public offering of previously taxed but undistributed earnings to Mac-Gray's stockholders of record as of a date immediately prior to the consummation of the initial public offering and (iii) to provide partial funding for two laundry route acquisitions which were completed by November 4, 1997. No directors, officers, persons owning 10% or more of the Mac-Gray Common Stock or affiliates of Mac-Gray received any payment with respect to the net proceeds of the initial public offering except to the extent that they were stockholders of record prior to the initial public offering and, as described in the prospectus distributed in connection the initial public offering, received that portion of the $9.0 million distribution to which they were entitled as such.

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MAC-GRAY CORPORATION


March 24, 1997                       /s/ John S. Olbrych
                                     -------------------------------------------
                                     John S. Olbrych
                                     Treasurer and Chief Financial Officer