Form 10-K405
period 1997-12-31
MAC-GRAY CORP
filed 1998-03-26
CIK 1038280

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO       TO

                        COMMISSION FILE NUMBER 1-13495

                             MAC-GRAY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              04-3361982
     (STATE OR OTHER JURISDICTION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
   OF INCORPORATION OR ORGANIZATION)

            22 WATER STREET                              02141
       CAMBRIDGE, MASSACHUSETTS                      (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (617) 492-4040

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------         -----------------------------------------
   Common Stock, par value $.01 per
                 share                        New York Stock Exchange

  Securities Registered Pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of March 10, 1998 was $84,235,669. As of March 10, 1998, 11,581,126 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 1998 are incorporated by reference into
Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

INTRODUCTION

  Unless the context requires otherwise, all references in this Report to Mac-Gray shall mean Mac-Gray Corporation and its subsidiaries and predecessors, including (i) Mac-Gray Services, Inc., a Delaware corporation, that was formerly known as Mac-Gray Co., Inc. ("Mac-Gray Co."), and Mac-Gray, L.P., a Delaware limited partnership (the "Limited Partnership"), and (ii) businesses that Mac-Gray has acquired through December 31, 1997 from their respective dates of acquisition, including the acquisition (the "Sun Services Acquisition") of Sun Services of America, Inc., a Florida corporation ("SSA"), and R. Bodden Coin-Op-Laundry, Inc., a Florida corporation ("RBCO" and, together with SSA, "Sun Services"). Both the Sun Services Acquisition and a reorganization of Mac-Gray Co. and the Limited Partnership occurred on April 17, 1997.

  On October 22, 1997, Mac-Gray completed its initial public offering of 4,600,000 shares of Mac-Gray Common Stock at an offering price of $11 per share (the "IPO"). Upon consummation of the IPO, Mac-Gray's status as an S corporation automatically terminated and Mac-Gray became subject to taxation as a C corporation for federal and state income tax purposes.

RECENT DEVELOPMENTS

  On March 12, 1998, Mac-Gray acquired Intirion Corporation ("Intirion"), for approximately 1.6 million shares of Mac-Gray Common Stock and approximately $1 million in cash (the "Intirion Acquisition"). Intirion is a supplier of combination refrigerator/freezer/microwave ovens to multiple housing facilities such as colleges and universities, military bases, economy hotels and motels and assisted living facilities. For the twelve month period ended June 30, 1997, Intirion had total revenues of approximately $23.5 million. The transaction is being accounted for as a pooling of interests. The historical financial statements for Intirion have been filed with the Securities and Exchange Commission as part of a current report on Form 8-K.

  On March 4, 1998, Mac-Gray entered into a Stock and Asset Purchase Agreement, pursuant to which Mac-Gray will acquire one hundred percent of the outstanding capital stock of Amerivend Corporation and the assets of Amerivend Southeast Corporation (together, "Amerivend"). In addition to being the largest provider of card and coin-operated laundry equipment in Florida, Amerivend adds to Mac-Gray's route business in the Atlanta market. Amerivend is also the principal distributor of Maytag commercial laundry products in Alabama, Georgia and Florida. Founded in 1959, Amerivend had 1997 revenues of $18.6 million and has offices in Miami, Orlando, Tampa and Atlanta. The purchase price, which is subject to certain adjustments, will be approximately $33.5 million in cash, including the payment of certain debt. The purchase price will be funded by Mac-Gray by drawing on its existing credit facility. The transaction is subject to customary closing conditions, including regulatory filings, and is expected to close in the second quarter.

GENERAL

  Mac-Gray, founded in 1927, believes that it is among North America's largest suppliers of card and coin-operated laundry services in multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes, and, based upon Mac-Gray's ongoing survey of colleges and universities, is North America's largest supplier of such services to the college and university market. Mac-Gray owns and operates approximately 120,000 card and coin-operated washers and dryers in more than 17,000 multiple housing laundry rooms located in 26 states east of the Rocky Mountains. In addition, Mac-Gray believes that it is the largest operator of commercial laundry products manufactured by The Maytag Corporation ("Maytag"). Mac-Gray's revenues, earnings before interest, taxes, depreciation and amortization ("EBITDA") and pro forma net income for the twelve months ended December 31, 1997, were approximately $81.4 million, $19.6 million and $4.7 million, respectively.

  A substantial portion of Mac-Gray's revenue is derived from the operation of washers and dryers in laundry rooms under long-term leases with property owners. Under Mac-Gray's long-term leases, which have an average remaining life of more than seven years, Mac-Gray typically receives the exclusive right to operate laundry rooms within a multiple housing property in exchange for a percentage of the revenue collected. Mac-Gray has been able to retain 99% of its existing machine base, while also adding an average of 5.1% to its machine base, during each of the past five years. Mac-Gray believes that its ability to retain its existing machine base in the past, while growing its machine base through acquisitions, is indicative of its service of, and attention to, property owners and managers. The property owner or manager is usually responsible for maintaining and cleaning the premises and for payment of the utilities. Mac-Gray leases space within a property, in some instances improves the leased space with new flooring, ceilings and other improvements, and then installs and services the laundry equipment and collects the revenue. Mac-Gray sets and adjusts the pricing for its machines based upon local market conditions.

  Mac-Gray is also a significant distributor for several major equipment manufacturers, including Maytag. As an equipment distributor, Mac-Gray sells commercial laundry equipment to public laundromats, as well as to the real estate industry. Mac-Gray is also certified by the manufacturers to service the commercial laundry equipment that it sells. Mac-Gray also sells commercial laundry equipment directly to institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities.

  Mac-Gray manages its laundry route business and its distribution and servicing business from its corporate headquarters in Cambridge, Massachusetts, where it has centralized its administrative, billing, marketing, purchasing and refurbishing operations. Mac-Gray also operates sales and/or service centers in Connecticut, Florida (three locations), Georgia, Illinois, Maine, Missouri, New York (two locations), North Carolina and Pennsylvania.

FINANCIAL CHARACTERISTICS OF MAC-GRAY'S BUSINESS

  Mac-Gray's business has the following financial and operational characteristics:

    RECURRING REVENUE--Mac-Gray operates laundry equipment located in multiple housing facilities under long-term leases with property owners. In addition, Mac-Gray's efforts are designed to maintain customer relationships over the long-term.

    HISTORICALLY NON-CYCLICAL BUSINESS--Mac-Gray has not experienced a reduction of its business as a result of past general economic downturns, including the recession that occurred in the early 1990s, although there can be no assurance that this would be the case in the future. Mac-Gray believes that many larger property owners and managers may be even more inclined to outsource non-core operations, such as laundry services, during economic downturns as they seek to control capital expenditures while maximizing resident retention through the availability of quality services and amenities.

    DIVERSIFIED AND STABLE CUSTOMER BASE--Mac-Gray provides laundry services to more than 17,000 laundry rooms located in 26 states east of the Rocky Mountains. Currently, no lessor represents more than 1% of Mac-Gray's machine base. Mac-Gray serves customers in a number of markets including apartment buildings, colleges and universities, condominiums and public housing complexes.

INDUSTRY OVERVIEW

  The card and coin-operated laundry services industry serves multiple housing markets such as apartment buildings, colleges and universities, condominiums and public housing complexes. Mac-Gray estimates, based upon its analysis of 1990 U.S. Department of Census data on multi-family housing units and colleges and universities, as well as its analysis of related U.S. Department of Census research surveys conducted during 1996, that these markets contain more than
3.5 million machines nationally, generating more than $2.0 billion in annual revenues, and approximately 1.7 million machines in Mac-Gray's current geographic markets. Trends in the real estate market generally, and in the multiple housing industry specifically, are having a significant impact on the laundry services industry and have resulted in increasing consolidation.

  The consolidation taking place in the real estate ownership and management industries, including consolidation caused by the growth of REITs and large national property management companies, has begun to have an impact on the multiple housing environment, most noticeably through ownership and operation of apartment complexes by larger organizations and more geographically diverse property managers. Many of these larger, more geographically diverse entities are beginning to outsource on-premise services to enable the property owner or manager to focus on their core business. By outsourcing services, property owners and managers are able to respond more quickly and efficiently to the residents' needs, thereby increasing retention, the critical factor in these larger entities' profitability. These same property owners and managers are also increasingly looking for service providers that can service multiple locations with a broader product mix.

  The laundry services industry has historically been served by small, independent owner-operators. Many of these independent business owners commenced operations during the 1940s and 1950s and are facing generational transfer issues as they reach retirement age. While many of these entrepreneurs enjoy excellent reputations, they are confronted with significant capital expenditures necessary to upgrade existing equipment and implement newly available payment technologies. Faced with these factors, many are choosing to sell their businesses.

  Recent developments in cashless payment technology have also begun to change the way in which the laundry services industry conducts business. Cashless payment technology, the costs of which have historically outweighed the benefits, has recently become more affordable which, Mac-Gray believes, will lead to more cashless, card-based laundry rooms. The benefits of cashless payment technology include enhanced user convenience, the potential for modest incremental price increases, variable time pricing, reduced administrative burden and improved cash controls. Cashless payment technology will also provide property owners with the ability to integrate laundry room services with previously unrelated amenities, such as door and area access, photocopying, telephone, rent collection, vending machines and other ancillary services.

  The card and coin-operated laundry service industry is also influenced by societal trends in multi-family housing, whether it be in the retirement, assisted-living or low income rental markets or in the development of larger and more full-service apartment and condominium communities. As the retirement age population grows, retirement and full-service assisted living facilities are being increasingly utilized by those who desire a communal, secure living arrangement with access to a full range of on-premise services. Mac-Gray believes that the trend towards multi-family housing will lead to increased demand for on-premise, modern laundry rooms as well as other amenities.

  Mac-Gray believes that the factors discussed above have created an opportunity for those companies with strong financial and management resources to grow their customer base and increase revenue and cash flow.

COMPANY STRATEGY

  Mac-Gray's strategic objectives are to (i) grow its revenue and customer base and increase profitability and cash flow by refining and expanding its present operations and (ii) capitalize on the consolidation opportunities that exist in the highly fragmented laundry services industry. In order to achieve these objectives, Mac-Gray intends to:

    EXPAND CUSTOMER BASE IN EXISTING MARKETS--Mac-Gray intends to use its sales and marketing resources, which have significantly increased during the past 21 months, to secure additional customers in its existing markets. Mac-Gray's sales force is organized to focus on specific markets including larger property owners, such as REITs and public housing authorities, geographically diversified property managers and colleges and universities. Mac-Gray relies substantially on referrals from existing customers and intends to continue its historic, proactive attention to customer service and satisfaction. This focus has resulted in a 99% machine retention rate over the past five years.

    IMPLEMENT NEWLY AVAILABLE TECHNOLOGY--Mac-Gray has installed smart card readers in more than 5,100 laundry machines since April 1, 1997 and intends to accelerate the use of cost-effective smart-card based payment and access systems. Smart-card based payment technology permits Mac-Gray to make modest, periodic price increases, as well as to establish variable time pricing, which will add incremental revenue. The installation of smart card readers has increased revenue at existing facilities and has also attracted additional customers as a result of Mac-Gray providing a broader product offering.

    Mac-Gray particularly believes that smart-card based payment systems are making its laundry equipment more convenient by eliminating the need to gather coins to use the equipment. Mac-Gray has experienced increased usage in some of its laundry facilities following the recent installation of smart card readers. In addition, as card-based technologies become more prevalent, their use may also permit Mac-Gray to offer other smart-card based services to its customers, including door and area access, photocopying, vending machines, telephones, rent collection and other ancillary services.

    PURSUE STRATEGIC ACQUISITION OPPORTUNITIES--Mac-Gray intends to continue to acquire and integrate businesses that both increase penetration in existing markets and also strategically expand Mac-Gray's geographic presence. Mac-Gray believes that in-market acquisitions will allow it to capitalize on operating efficiencies and increase market penetration. In addition, Mac-Gray intends to acquire laundry room operations in new markets in order to increase its geographic diversity and broaden its potential customer base. Mac-Gray will continue its disciplined approach to evaluating expansion opportunities, including an analysis of each acquisition candidate's projected cash flow as compared to Mac-Gray's desired internal rate of return.

    INCREASE LEADING POSITION IN COLLEGE AND UNIVERSITY MARKET--Mac-Gray intends to strengthen its leading position in the college and university market and to use it as a foundation for growth in both existing and new geographic markets. Mac-Gray will continue to utilize a sales force which focuses exclusively on this specialized market, which is often the first to demand new products and services. In addition, Mac-Gray intends to broaden, through acquisitions, the services offered to its existing college and university customers, including ancillary services typically used by college students, which may be outside Mac-Gray's current core business.

INTERNAL GROWTH

  Mac-Gray's internal growth strategy is based upon its philosophy that to experience real, sustainable long-term growth it must retain and build upon its existing customer base. Mac-Gray has significantly increased its sales and marketing resources during the past 21 months in order to take advantage of opportunities which have arisen as a result of the consolidation in the real estate industry. Nearly all of Mac-Gray's employees are eligible for incentive bonuses based upon the net growth of Mac-Gray's customer base. Mac-Gray's efforts have helped it to retain 99% of its existing machine base, while also adding an average of 5.1% to its machine base, during each of the past five years. Mac-Gray's internal growth strategy, which is intended to expand Mac-Gray's customer base and to grow revenue, focuses on three distinct efforts:
(i) use cashless payment technology to generate increased incremental revenue,
(ii) convert owner-operated laundry rooms to Mac-Gray-operated laundry rooms and (iii) secure new locations that were previously served by other independent operators.

  USE EMERGING PAYMENT TECHNOLOGY--Mac-Gray intends to use smart-card based cashless payment systems to generate incremental revenue at existing locations. For example, Mac-Gray's smart-card based payment systems, including those available through Mac-Gray's arrangements with Schlumberger Technologies, Inc. ("Schlumberger"), permit Mac-Gray or the property owner to implement modest periodic price increases and to use variable time pricing to increase Mac-Gray's revenue and to maximize machine usage. Prior to the availability of smart-card based cashless payment systems, modest incremental price increases could not be implemented because of the use of twenty-five cent coins to operate the laundry machines and the risk of imposing larger price increases than a particular user-base would accept without experiencing a reduction in usage. Mac-Gray intends to accelerate its use of smart-card based payment technology at existing locations by converting coin-operated equipment in response to customer demand. Mac-Gray further intends to continue to install smart card readers in machines at new locations as property owners and managers request this new technology in their efforts to retain tenants.

  CONVERT SELF-OWNERS--Mac-Gray actively markets to property owners and managers who own and operate on-premise laundry rooms ("Self-Owners"). By outsourcing their laundry service operations to Mac-Gray, these Self-Owners can achieve economic benefits through decreased capital expenditures and increased cash flow. In addition, this outsourcing permits property owners and managers to focus on their core business with the knowledge that a quality service provider is delivering services that help to retain residents. Mac-Gray further believes that its reputation for integrity in collection, a local sales force and prompt, efficient service, provide Mac-Gray with a competitive advantage in successfully converting Self-Owners to Mac-Gray customers. For example, in December 1996, Mac-Gray acquired The Laundry Works, a division of Boston Financial Group, L.P. ("BFG"), a large property management company headquartered in Boston, Massachusetts, which resulted in the conversion of more than 500 machines at 18 locations in seven states from self-owned and operated laundry rooms to Mac-Gray-operated laundry rooms. Mac-Gray believes that BFG will realize a reduction in capital and administrative expenditures related to self-ownership, which should increase BFG's cash flows.

  SECURE NEW LOCATIONS PREVIOUSLY SERVED BY COMPETITORS--Mac-Gray's sales and marketing efforts focus significantly on properties where leases with competitors are nearing expiration. Mac-Gray's marketing department maintains an extensive database of prospective customers, including competitors' customers, which includes detailed information that assists Mac-Gray in its efforts to secure new customers. Mac-Gray has also historically achieved significant growth in this area through referrals from existing customers.

STRATEGIC ACQUISITIONS

  Mac-Gray intends to continue to take advantage of the opportunities created by the changes in the card and coin-operated laundry services industry through strategic acquisitions of local and regional laundry route businesses. Mac-Gray has accelerated its acquisition efforts by adding to its senior management team, increasing its sales and marketing departments and substantially increasing the funds available under its Credit Facility. During the last two years, Mac-Gray has acquired nine laundry route businesses, contributing to the growth in its machine base. The following table summarizes the locations of these laundry route acquisitions:

                           DATE                                LOCATION
                           ----                                --------
      May 1996....................................... Syracuse, New York
      June 1996...................................... Buffalo, New York
      August 1996.................................... St. Louis, Missouri
      September 1996................................. Georgia and South Carolina
      December 1996.................................. Madison, Wisconsin
      December 1996.................................. Boston, Massachusetts
      April 1997..................................... Tampa, Florida
      October 1997................................... Largo, Florida
      November 1997.................................. Tucker (Atlanta), Georgia

  Mac-Gray believes that its access to capital and its proven ability to acquire and integrate smaller independent laundry route operators with its operations provides it with a competitive advantage when pursuing some of the numerous, private, family-owned businesses that, in many cases, are experiencing generational ownership changes. Many of these independent owner-operators have decided to sell their businesses because they either have elected not to expend the financial resources necessary, or lack access to the additional capital necessary to upgrade existing equipment and to implement new technology in order to compete with larger operators, such as Mac-Gray.

  Mac-Gray's acquisition strategy has historically included both in-market acquisitions, which increase Mac-Gray's presence in its existing geographic markets, as well as add-on acquisitions, which establish Mac-Gray in a geographic market in which it does not have a significant presence. Mac-Gray's acquisition efforts have historically focused on both small, local, as well as regional, laundry route operators. Mac-Gray believes this focus on smaller to mid-sized acquisitions has enabled it to experience significant, long-term growth because it permits Mac-Gray to successfully integrate these acquired businesses into existing operations without adversely affecting its overall customer service.

  Local Laundry Route Operators. The purchase of small, local laundry route operators and the integration of their assets into Mac-Gray's operations results in a lower overall cost structure for the acquired business. Mac-Gray expects to continue to evaluate additional opportunities to acquire laundry route businesses from independent owner-operators to further increase operating leverage within its markets. In many regions, Mac-Gray may be able to acquire laundry routes contiguous with its existing areas of operation without incurring significant incremental administrative costs.

  Regional Laundry Route Operators. A regional laundry route acquisition is typically larger in size and provides Mac-Gray with the opportunity to improve its cash flow by significantly increasing total revenue, by eliminating duplicative corporate and administrative functions and by reducing capital expenditures through improved purchasing power. The acquisition of a regional laundry route also provides a geographic footprint from which Mac-Gray's sales staff can operate to increase market penetration.

  In order to offer its customers a comprehensive set of products and services to meet their residents' increasing demands, Mac-Gray may also choose to pursue acquisitions of businesses that can provide additional services to Mac-Gray's customer base and target markets. Mac-Gray believes that, although certain of these ancillary services may be outside Mac-Gray's current core business, certain operating characteristics, such as the similarity of sales distribution networks, customer decision makers and payment and collection procedures, may present Mac-Gray with attractive growth opportunities.

CARD AND COIN-OPERATED LAUNDRY ROUTE BUSINESS

  Mac-Gray currently owns and operates more than 120,000 machines in over 17,000 laundry rooms located in multiple housing facilities, with no lessor representing more than 1% of Mac-Gray's total machine base. The principal aspects of Mac-Gray's laundry route operations include sales and marketing, facility leasing, service, collections and security and equipment refurbishment.

  Sales and Marketing. Mac-Gray markets its products and services through a sales and marketing staff of 46 people. Mac-Gray's sales staff is dispersed geographically throughout Mac-Gray's principal markets in order to support Mac-Gray's customer and prospective customer base. As discussed below, Mac-Gray primarily focuses its sales efforts on two markets: real estate (apartments and public housing complexes) and colleges and universities. Mac-Gray's sales force is charged with two primary functions: maintaining existing customer relationships and soliciting new relationships. Mac-Gray's marketing staff is located at its corporate headquarters in Cambridge, Massachusetts.

  Real Estate. Mac-Gray's regional real estate sales team works with multi-housing accounts, such as apartments and public housing complexes, and is focused on the needs of existing customers, as well as the needs of potential customers. Each sales team relies heavily on referrals from existing accounts, as well as the internal expansion of existing accounts.

  In response to the consolidation of the multi-housing industry by the largest REITs and property management companies, Mac-Gray has assigned primary responsibility for the geographically dispersed property owners and managers to one of its senior sales managers. This position is focused principally on developing relationships at the executive level with many national REITs and property management companies.

  Colleges and Universities. Mac-Gray's college and university sales team is focused on enhancing relationships with existing accounts, as well as soliciting additional colleges and universities. The sales team relies heavily on national and regional trade show participation in order to reach the various decision makers of existing accounts and new prospects. Mac-Gray believes that having a sales team focused solely on the college and university market has helped it to achieve its status as North America's largest supplier of card and coin-operated laundry services to that market.

  Facility Leasing. Mac-Gray typically sets up a complete laundry room facility in the leased space, including washers, dryers and debit or smart card readers, tables for organizing and folding laundry and seating areas. In addition, Mac-Gray will frequently refurbish the premises by painting the room and/or installing ventilation, lighting, plumbing and drainage. These improvements are designed to create a laundry room which is clean and convenient, thus encouraging maximum usage of the equipment by the residents of the property. Mac-Gray generally enters into long-term leases with property owners which provide, in most cases, for sharing of machine revenue on a percentage basis. Under the terms of a standard long-term lease, Mac-Gray leases a room or dedicated area within a multi-housing facility from the property owner, public housing agency or college or university. Mac-Gray's installed machine base is diversified across the various types of properties that it serves as follows:

      Apartments, condominiums and co-operatives............................ 68%
      Colleges, universities and schools.................................... 24%
      Public housing........................................................  4%
      Other.................................................................  4%

  Based upon Mac-Gray's continual survey of colleges and universities, Mac-Gray is the largest operator of card and coin-operated laundry rooms in the North American college and university market with a customer base consisting of approximately 350 of the more than 1,600 public and private residential institutions. Mac-Gray's strategy has been to pursue additional college and university accounts both through acquisitions and through entering into new geographic markets.

  A substantial portion of Mac-Gray's revenue is derived from the operations of washers and dryers in laundry rooms pursuant to long-term leases with property owners. The leases, which have an average remaining life of over seven years and provide Mac-Gray with the exclusive right to operate the laundry room on the premises, typically require Mac-Gray to pay a percentage of the revenue collected to the lessor as a commission (or rent) and, in some cases, require advance rental payments. The property owner or manager is usually responsible for maintaining and cleaning the premises and for payment of the utilities. Because of Mac-Gray's significant initial capital investment, Mac-Gray's leases may only be terminated by the customer prior to their stated expiration date for non-performance by Mac-Gray. Mac-Gray is unaware of any laundry room lease that has ever been terminated by a customer due to non-performance by Mac-Gray.

  Service. Mac-Gray delivers, installs, services and collects revenue from the laundry equipment used in Mac-Gray-operated laundry rooms. Mac-Gray's maintenance program is intended to limit unnecessary capital expenditures and extend the useful life of Mac-Gray's laundry equipment, thus realizing optimal lifetime revenue per machine. Mac-Gray utilizes a three facet program, coupled with a restoration and redeployment program, to ensure that down time for its equipment is kept to a minimum, thus maximizing average revenue per machine.

  Install High Quality Equipment. Mac-Gray primarily installs equipment manufactured by Maytag. Mac-Gray believes that the installation of high quality equipment at the outset, coupled with a proper maintenance program, results in equipment that operates more efficiently, is used more often and maximizes revenue per machine. Mac-Gray believes that its role as a significant purchaser and user, as well as distributor, of Maytag equipment affords it a competitive advantage both in terms of pricing and in terms of its staff of highly qualified service technicians. Mac-Gray also purchases equipment from other leading manufacturers, including Whirlpool Corporation ("Whirlpool") and General Electric Company, and believes that such manufacturers are willing to increase their sales to Mac-Gray.

  Periodic Preventive Maintenance. Mac-Gray performs scheduled, periodic, preventive maintenance on Mac-Gray's equipment at its various leased laundry rooms.

  On-Call Service. Mac-Gray employs approximately 100 service technicians to both maintain and repair its equipment. These service technicians have an average of over seven years experience repairing and maintaining laundry equipment. Mac-Gray's Director of Service Training is responsible for evaluating and training the service force. Mac-Gray has won the prestigious Maytag Red Carpet Service Award twice, both times within the past ten years.

  Collections and Security. Revenues from Mac-Gray's laundry rooms are collected periodically based upon the historical use at each property. The collection routes are altered frequently and Mac-Gray utilizes a computerized coin counting system and various preventive and internal control measures, including armored car services, to reduce the risks associated with its business.

  Equipment Refurbishment. Mac-Gray refurbishes some of its laundry equipment at its Cambridge, Massachusetts headquarters. The refurbishment process involves removing some machines from active service and restoring or replacing some of the machine parts. The refurbished machines result in cost savings which, when coupled with the installation of high quality machines and a proper maintenance and service program, can result in reduced capital expenditures and increased profitability for the property owner. Refurbished machines are either used in locations where the lessor has requested them or to replace older laundry equipment.

TECHNOLOGY

  Mac-Gray maintains a significant information technology system to facilitate its lease monitoring, commission paying and product purchasing activities. Mac-Gray has recently implemented and/or expanded its use of technologies that Mac-Gray believes will broaden its existing product and service offerings, enhance its customer service, improve its financial and operational monitoring of its lease locations, and facilitate its analysis of the operations of potential acquisition candidates.

  Cashless Transactions. Mac-Gray operates both smart-card and debit-card based payment systems. Since 1991, Mac-Gray has installed more than 15,500 debit card operated laundry machines in response to customer demand in the college and university market. The installation of these debit-card based machines often provided Mac-Gray with access to colleges and universities that demanded card-based payment systems as part of their procurement process.

  Mac-Gray has installed smart card readers in more than 5,100 laundry machines since April 1, 1997 and intends to accelerate the use of cost-effective smart-card based payment and access systems. Smart cards are the same size as credit or debit cards, but contain a small microprocessor chip which is capable of computational operations, as well as storing data and value for use in cashless transactions. The stored value feature of smart cards is used with Mac-Gray's laundry equipment to provide laundry users the convenience and security of cashless transactions. Mac-Gray, which has experienced increased usage at existing facilities which have been equipped with smart card readers, believes that these smart-card based payment technologies may also be used to increase revenue by facilitating modest price increases and the implementation of variable time pricing while also enhancing the ability to expand its existing services and product offerings. The additional benefits associated with smart-card based transactions include reduced administrative burdens and expenditures, reduced vandalism, improved security and more efficient revenue collections. Mac-Gray believes that the availability of these technologies will also increase laundry room usage and decrease the property owner's risk of loss of resident business to off-premises operators which, Mac-Gray believes, will further enhance the attractiveness of smart-card based payment systems to property owners and managers.

  Newly Available Technology. The introduction of a new, single unit smart card reader for use with laundry equipment has made it cost-effective and operationally feasible to convert existing coin-operated machines and to install new smart card operated machines. Prior to the availability of this technology, each piece of laundry equipment had to be hard-wired to an on-line processing system in order to function as a cashless unit. The newly available single unit smart card reader eliminates the on-line requirement and makes conversions and new installations more cost-effective.

  On April 1, 1997, Mac-Gray commenced a roll-out of smart-card based payment systems. Mac-Gray has equipped more than 5,100 laundry machines with smart card readers since the commencement of this roll-out. Mac-Gray believes that its seven year experience with cashless payment systems provides it with a competitive advantage as it further pursues the roll-out of card-operated laundry equipment.

  Pricing Flexibility. By equipping its machines with cashless payment technology, Mac-Gray believes that it can go beyond providing a more efficient laundry facility. The use of smart card technology will enable Mac-Gray to make modest incremental price adjustments over time rather than in twenty-five cent increments. Mac-Gray believes that such modest price increases will lead to more revenue per machine without significantly reducing the usage of the machines. In addition, cashless technology will enable Mac-Gray to establish variable time pricing schedules. For instance, the machines may be programmed to have one set of prices during peak hours, one set during normal hours, and another set of prices during "off" hours of operation to encourage maximum usage, which Mac-Gray believes will lead to increased incremental revenue.

  Information Services. Mac-Gray is employing an integrated approach to the underlying technology required to support its sales and administrative functions. Mac-Gray provides its sales personnel with laptop computers for use in communicating with Mac-Gray, accessing Company pricing and related information and preparing customer presentations and analyses. Mac-Gray also operates a data warehousing software system to assist Mac-Gray in its operational and financial data management. For example, the data warehousing software system aids Mac-Gray's senior management in analyzing geographic and product line trends, as well as individual property and regional performance. Mac-Gray can also use this data warehousing system to seamlessly import operational information of a laundry service provider that Mac-Gray may be interested in acquiring.

  Machine Technology. In January 1997, Maytag introduced new laundry machine models which can only be activated by using a smart card. These new machines, which are comparably priced to existing equipment, along with Mac-Gray's access to the newly developed smart card readers, will permit Mac-Gray to more economically install smart-card based equipment.

  Additionally, in March 1997, Maytag introduced its new high-efficiency Maytag Neptune(TM) line of laundry products. Mac-Gray believes that this new line, which is significantly more efficient in its use of water and utilities than previous Maytag machines, will enhance customer relations.

COMPETITION

  The card and coin-operated laundry services industry is highly competitive, capital intensive and requires reliable and prompt service. Mac-Gray believes that customers consider different factors in selecting a laundry service provider including customer service, reputation, commission rates (including advance commissions) and range of products and services. Mac-Gray believes that different types of customers assign varied weight to each of these factors and that no one factor materially influences a customer's selection of a laundry service provider. Within any given geographic area, Mac-Gray may compete with local independent-operators, regional operators and multi-regional operators. Although the industry is highly fragmented, Mac-Gray and several other independent-operators have chosen to grow by acquisitions, as well as through new machine placement. Mac-Gray believes that it is the third largest card and coin-operated laundry services provider in North America. Mac-Gray believes that only Coinmach Laundry Corporation ("Coinmach") and Web Service Company, Inc. ("Web") maintain larger machine bases than Mac-Gray.

LAUNDRY EQUIPMENT SALES, LEASING AND SERVICE

  Mac-Gray has been a Maytag distributor since 1927. Mac-Gray has, through acquisitions of businesses and the cooperation of Maytag, grown its Maytag distribution and service business to encompass Connecticut, Illinois, Maine, Massachusetts, New Hampshire, New York (except metropolitan New York City), western Pennsylvania, Rhode Island, South Carolina, Vermont and portions of Arkansas, Indiana, Iowa, Mississippi and Missouri. To these, the acquisition of Amerivend will add Alabama, Florida and Georgia. Mac-Gray is currently the principal or sole distributor of Maytag commercial laundry equipment in each of its areas. As a distributor, Mac-Gray sells laundry equipment to laundromat owners, apartment and condominium owners and institutions such as hospitals, restaurants and elder care facilities. Mac-Gray's retail coin laundromat sales team is focused on selling replacement equipment to existing coin laundromat owners, as well as soliciting new customers for its distribution business. The sales efforts are supported by regional service training seminars held for the benefit of existing and potential laundromat owners. Mac-Gray also sells equipment manufactured by American Dryer Corporation ("American Dryer"), The Dexter Company ("Dexter") and Whirlpool when such equipment better suits a customer's needs. Mac-Gray believes that its role as a distributor, and not just a user, of commercial laundry equipment provides it with a competitive advantage in that it has access to numerous Self-Owners who may either choose to buy equipment from Mac-Gray or choose to outsource this function by becoming a lessor to Mac-Gray.

  Mac-Gray has also established a leasing program for commercial laundry customers who choose neither to purchase equipment nor to become a laundry route customer. This program involves the leasing of commercial laundry equipment to customers who maintain their own coin-operated laundry rooms, as well as to customers (such as hotels) who operate their own on-premise laundry equipment. Although this operation currently provides a small amount of revenue to Mac-Gray, Mac-Gray anticipates that this market presents Mac-Gray with growth opportunities as additional Self-Owners see these services as a way to free up available capital for other business needs.

  Mac-Gray also offers potential owner-operators of independent laundromats complete design, construction, installation and set-up of turn-key laundromats. Mac-Gray derives its revenue by selling the equipment to the owner-operator and through ongoing service contracts with the owner-operator.

EMPLOYEES

  Mac-Gray has approximately 350 employees. None of Mac-Gray's employees is covered by a collective bargaining agreement. Mac-Gray believes its relations with its employees are good.

ITEM 2. PROPERTIES

  Mac-Gray owns its 40,000 square foot corporate headquarters in Cambridge, Massachusetts which houses Mac-Gray's administrative and central services, including a 20,000 square foot warehouse for equipment and parts. Mac-Gray also leases the following regional facilities, which are largely operated as sales and service facilities, though limited administrative functions are also performed at many of them:

                                                                   APPROXIMATE
      LOCATION                                                    SQUARE FOOTAGE
      --------                                                    --------------
      Buffalo, New York..........................................      9,500
      Charlotte, North Carolina..................................      7,600
      Fort Lauderdale, Florida...................................      6,000
      Gainesville, Florida.......................................        750
      Gurnee, Illinois...........................................     12,000
      East Hartford, Connecticut.................................     14,900
      Pittsburgh, Pennsylvania...................................      1,100
      St. Louis, Missouri........................................      2,400
      Standish, Maine............................................      7,500
      Syracuse, New York.........................................      7,800
      Tampa, Florida.............................................      6,200
      Tucker (Atlanta), Georgia..................................      8,000

  The Intirion Acquisition added approximately 12,000 square feet of leased office space and 7,000 square feet of leased distribution and warehouse space located in Walpole, Massachusetts, and approximately 25,000 square feet of leased warehouse space located in Chula Vista, California.

  Mac-Gray believes that its properties are generally well maintained and in good condition. Mac-Gray believes that its properties are adequate for present needs and that suitable additional or replacement space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

  Mac-Gray is from time to time a party to litigation arising in the ordinary course of business. There can be no assurance that Mac-Gray's insurance coverage will be adequate to cover all liabilities resulting from such claims. In the opinion of management, any liability that Mac-Gray might incur upon the resolution of this litigation will not, in the aggregate, have a material adverse effect on the financial condition or results of operations of Mac-Gray.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Mac-Gray first issued its common stock ("Mac-Gray Common Stock") to the public in October 1997. The Mac-Gray Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "TUC." The following table sets forth the high and low sales prices of Mac-Gray Common Stock on the NYSE

                                                                 SALE PRICES
                                                               ----------------
                                                                HIGH     LOW
                                                               ------- --------
      Fourth Quarter (from October 17, 1997).................. $15.875 $13.6875

  As of March 10, 1998, there were 39 holders of record of Mac-Gray Common
Stock.

  Mac-Gray does not currently pay dividends on Mac-Gray Common Stock. Mac-Gray's Board of Directors (the "Mac-Gray Board") currently intends to retain future earnings, if any, for the development of Mac-Gray's businesses and does not anticipate paying cash dividends on Mac-Gray Common Stock in the foreseeable future. Future determinations by the Mac-Gray Board to pay dividends on Mac-Gray Common Stock would be based primarily upon the financial condition, results of operations and business requirements of Mac-Gray. Dividends, if any, would be payable in the sole discretion of the Mac-Gray Board out of the funds legally available therefor. In addition, the payment of dividends is restricted under Mac-Gray's credit facility.

ITEM 6. SELECTED FINANCIAL DATA

  Set forth below are selected historical financial data of Mac-Gray as of the dates and for the periods indicated. The selected historical financial data of Mac-Gray for the three years in the period ended December 31, 1997 were derived from the historical consolidated financial statements of Mac-Gray that were audited by Price Waterhouse LLP, whose report appears elsewhere in this Report. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements of Mac-Gray and the notes thereto included elsewhere in this Report.

                                          YEAR ENDED DECEMBER 31,
                                -----------------------------------------------
                                 1993      1994      1995      1996    1997(1)
                                -------  --------  --------  --------  --------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenue.......................  $44,942  $ 48,031  $ 50,710  $ 64,427  $ 81,370
Cost of revenue:
 Commissions..................   17,762    19,168    20,471    25,760    31,717
 Laundry route expenditures...    7,458     7,889     8,251    10,955    12,232
 Depreciation and
  amortization................    4,377     4,756     4,899     6,216     8,635
 Cost of equipment sales......    1,700     2,673     2,938     5,189     8,187
                                -------  --------  --------  --------  --------
  Total cost of revenue.......   31,297    34,486    36,559    48,120    60,771
Operating expenses:
 General and administration...    3,383     3,085     3,901     3,952     4,699
 Sales and marketing..........    2,445     2,501     2,531     3,803     5,165
 Depreciation.................      421       442       455       517       503
                                -------  --------  --------  --------  --------
  Total operating expenses....    6,249     6,028     6,887     8,272    10,367
                                -------  --------  --------  --------  --------
Income from operations........    7,396     7,517     7,264     8,035    10,232
 Interest expense.............   (1,437)   (1,217)   (1,175)   (1,956)   (2,521)
 Other income (expense), net..       71        70        55       (87)      181
                                -------  --------  --------  --------  --------
Income before provision for
 income taxes.................    6,030     6,370     6,144     5,992     7,892
 Provision for income
  taxes(2)....................     (330)     (388)     (374)     (465)   (5,206)
                                -------  --------  --------  --------  --------
Net income....................  $ 5,700  $  5,982  $  5,770  $  5,527  $  2,686
                                =======  ========  ========  ========  ========
Net income per common
 share(4).....................  $  0.90  $   0.94  $   0.91  $   0.87  $   0.37
                                =======  ========  ========  ========  ========
Weighted average common shares
 outstanding(4)...............    6,368     6,368     6,368     6,368     7,263
                                =======  ========  ========  ========  ========
Net income per common share-
 assuming dilution(4).........  $  0.90  $   0.94  $   0.91  $   0.87  $   0.36
                                =======  ========  ========  ========  ========
Weighted average common shares
 outstanding-assuming
 dilution(4)..................    6,368     6,368     6,368     6,368     7,391
                                =======  ========  ========  ========  ========
TAX ADJUSTED EARNINGS PER
 SHARE DATA(3):
Pro forma net income..........                               $  3,595  $  4,735
                                                             ========  ========
Pro forma net income per
 common share(4)..............                               $   0.56  $   0.65
                                                             ========  ========
Pro forma net income per
 common share-assuming
 dilution(4)..................                               $   0.56  $   0.64
                                                             ========  ========
OTHER FINANCIAL DATA:
 EBITDA(5)....................  $12,265  $ 12,785  $ 12,673  $ 14,681  $ 19,551
 Depreciation and
  amortization................    4,798     5,198     5,354     6,733     9,138
 Capital expenditures.........    5,407     5,679     4,421     7,635     8,681
 Cash flows from operating
  activities..................    9,405    10,650    10,417    13,650    10,942
 Cash flows used in investing
  activities..................   (5,689)   (5,613)   (5,105)  (22,070)  (20,544)
 Cash flows provided by (used
  in) financing activities....   (3,744)   (6,128)   (3,549)    7,382    10,532
BALANCE SHEET DATA (AT END OF
 PERIOD):
 Working capital..............  $(3,437) $ (4,181) $ (2,237) $ (6,069) $   (885)
 Total assets.................   32,713    33,292    36,754    54,108    84,374
 Long-term debt, net of
  current portion.............   15,718    13,544    11,843    23,325     5,395
 Redeemable common stock(6)...      --        --        --        --      7,797
 Stockholders' equity.........    6,783     9,439    12,850    14,683    49,161

--------
(1) The financial data for the year ended December 31, 1997 include the results of Sun Services subsequent to the acquisition date of April 17, 1997.
(2) The 1997 provision for income taxes includes a non-recurring charge of $4,037 as a result of the termination of Mac-Gray's S corporation status.
(3) Tax adjusted earnings per share data have been adjusted to give effect to Mac-Gray's operations as if Mac-Gray were subject to federal and state income taxes on a corporate level (at an estimated income tax of 40%) during the periods presented.
(4) Mac-Gray adopted Statement of Financial Accounting Standards No. 128 (SFAS
    128) in 1997. In conjunction with the adoption of this standard, Mac-Gray has complied with Staff Accounting Bulletin No. 98 (SAB 98) recently issued by the SEC. Accordingly, earnings per share data have been restated for all periods presented. Earnings per share data are reflective of the Mac-Gray Combination for all periods presented.
(5) "EBITDA" is defined herein as income before provision for income taxes, plus depreciation and amortization expense and interest expense. EBITDA should not be considered as an alternative to net income as a measure of operating results or as an alternative to cash flows as a measure of liquidity and it is not a measure of performance or financial condition under generally accepted accounting principles. EBITDA is presented because Mac-Gray's management believes that certain investors may find it to be a useful tool for measuring Mac-Gray's ability to meet its future debt service obligations, make capital expenditures and satisfy working capital requirements.
(6) Shares of Mac-Gray Common Stock issued in connection with the Sun Services Acquisition are redeemable pursuant to a contractual arrangement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

  This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Mac-Gray's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include: implementation of acquisition strategy; integration of acquired businesses; ability to meet future capital requirements; dependence upon certain suppliers, lease renewals and senior executives; market acceptance of new products and services; and those factors discussed in Mac-Gray's filings with the Securities and Exchange Commission. The historical financial information presented herein represents (i) consolidated results of Mac-Gray,
(ii) the combined results of Mac-Gray Co. and the Limited Partnership and
(iii) the combined results of Sun Services for the period subsequent to the acquisition. The following discussion and analysis should be read in conjunction with the combined financial statements and related notes thereto presented elsewhere in this Report.

OVERVIEW

  Mac-Gray derives its revenue principally through the operation and maintenance of card and coin-operated laundry rooms in multiple housing facilities, such as apartment buildings, colleges and universities, condominiums and public housing complexes. Mac-Gray operates its laundry rooms under long-term leases with property owners, colleges and universities and governmental agencies. The leases typically grant Mac-Gray the exclusive right to operate laundry rooms on the lessor's premises for a fixed term, which is generally seven to ten years, in exchange for a percentage of the revenue collected. Mac-Gray's laundry route business consists of approximately 120,000 laundry machines, operated in over 17,000 multiple housing laundry rooms located in 26 states east of the Rocky Mountains.

  Mac-Gray also derives revenue as a distributor and servicer of commercial laundry equipment manufactured by Maytag. Mac-Gray has Maytag distributor agreements for Connecticut, Illinois, Maine, Massachusetts, New Hampshire, New York (except metropolitan New York City), western Pennsylvania, Rhode Island, South

Carolina, Vermont and portions of Arkansas, Indiana, Iowa, Mississippi and Missouri. Mac-Gray also sells or rents laundry equipment manufactured by American Dryer, Dexter and Whirlpool to provide several alternatives in machine type, cost and capacity. Additionally, Mac-Gray sells or rents laundry equipment to restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities.

  On October 22, 1997, Mac-Gray completed the IPO. Upon consummation of the IPO, Mac-Gray's status as an S corporation automatically terminated and Mac-Gray became subject to taxation as a C corporation for federal and state income tax purposes.

RECENT DEVELOPMENTS

  On March 12, 1998, Mac-Gray completed the Intirion Acquisition for approximately 1.6 million shares of Mac-Gray Common Stock and approximately $1 million in cash. Intirion is a supplier of combination refrigerator/freezer/microwave ovens to multiple housing facilities such as colleges and universities, military bases, economy hotels and motels and assisted living facilities. For the twelve month period ended June 30, 1997, Intirion had total revenues of approximately $23.5 million. The transaction is being accounted for as a pooling of interests.

  On March 4, 1998, Mac-Gray entered into a Stock and Asset Purchase Agreement, pursuant to which Mac-Gray will acquire Amerivend. In addition to being the largest provider of card and coin-operated laundry equipment in Florida, Amerivend adds to Mac-Gray's route business in the Atlanta market. Amerivend is also the principal distributor of Maytag commercial laundry products in Alabama, Georgia and Florida. Founded in 1959, Amerivend had 1997 revenues of $18.6 million and has offices in Miami, Orlando, Tampa and Atlanta. The purchase price, which is subject to certain adjustments, will be approximately $33.5 million in cash, including the payment of certain debt. The purchase price will be funded by Mac-Gray by drawing on its existing credit facility. The transaction is subject to customary closing conditions, including regulatory filings, and is expected to close by early in the second quarter.

RESULTS OF OPERATIONS

 Fiscal year ended December 31, 1997 compared to fiscal year ended December 31, 1996

  Revenue. Revenue increased by $16,943,000, or 26%, to $81,370,000 in 1997 from $64,427,000 in 1996. This increase was primarily attributable to growth in existing laundry route revenue, the Sun Services Acquisition and the impact of a full year's operation of businesses acquired in 1996. Laundry route revenue increased $12,826,000, due to the expansion of existing operations and to an increase in the number of machines operated as a result of the nine acquisitions of laundry route businesses subsequent to March 31, 1996. Sales of equipment increased by $4,117,000, due to growth of revenue from existing distributorships and the distributorships acquired during 1996 and 1997. Mac-Gray believes that its increased focus on sales and marketing efforts since mid-1996 has had a significant impact on the growth of revenue from existing laundry routes and distributorships.

  Commissions. Commissions increased by $5,957,000, or 23%, to $31,717,000 in 1997 from $25,760,000 in 1996. This increase was primarily attributable to an increase in laundry route revenue, since commissions are generally paid based upon a percentage of laundry route revenue.

  Laundry Route Expenditures. Laundry route expenditures, which are primarily variable expenses which change with the increases and decreases in revenue and include costs associated with installing and servicing machines, as well as the costs of collecting, counting and depositing the revenue, increased by $1,277,000, or 12%, to $12,232,000 in 1997 from $10,955,000 in 1996. This increase was due to the general increase in revenue, which resulted in increased servicing, collecting, counting and depositing activity, increased levels of expenses associated with improving service in some of the acquired businesses, and other associated costs.

  Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization included as a component of cost of revenue, as well as depreciation which is included as an operating expense.

Aggregate depreciation and amortization increased by $2,405,000, or 36%, to $9,138,000 in 1997 from $6,733,000 in 1996. This increase was primarily attributable to the acquisition of nine laundry route businesses in 1996 and 1997, which resulted in additional machines to depreciate, as well as an increase in intangible assets to amortize, and the placement of additional machines on Mac-Gray's existing laundry routes.

  Cost of Equipment Sales. Cost of equipment sales increased by $2,998,000, or 58%, to $8,187,000 in 1997 from $5,189,000 in 1996. This increase was a direct result of increased equipment sales.

  General and Administration. General and administration expenses increased by $747,000, or 19%, to $4,699,000 in 1997 from $3,952,000 in 1996. This increase was attributable to an increase in professional fees and to the hiring of additional clerical and administrative staff to support the growth in Mac-Gray's business.

  Sales and Marketing. Sales and marketing expense increased by $1,362,000, or 36%, to $5,165,000 in 1997 from $3,803,000 in 1996. This increase was attributable to the expansion of the marketing department, led by the hiring of an experienced national marketing executive in the third quarter of 1996, and an increase in the number of field sales representatives.

  Interest Expense. Interest expense, net of interest income, increased by $565,000, or 29%, to $2,521,000 in 1997 from $1,956,000 in 1996. This increase was primarily attributable to the increased borrowings incurred to finance the acquisitions made during 1996 and 1997. Interest expense was minimal subsequent to the IPO because a portion of the net proceeds from that offering was used to repay the existing indebtedness under the Credit Facility, as further described below.

  Income Tax Expense. Income tax expense increased by $4,741,000 to $5,206,000 in 1997 from $465,000 in 1996 due to the termination of Mac-Gray's S corporation status concurrent with the IPO. Upon termination of the S corporation status, Mac-Gray became subject to federal and state income taxes, with a statutory rate of approximately 40%. As a result, Mac-Gray recognized a non-recurring charge to income tax expense of approximately $4,037,000 in October 1997, representing additional net deferred tax liabilities as of the date the S corporation election was terminated. As the historical income tax provision prior to the termination of the S corporation status was established only to provide for income taxes in states that do not recognize Subchapter S corporations, the income tax provision recorded in 1997 was significantly higher than the amount recorded in 1996.

 Fiscal year ended December 31, 1996 compared to fiscal year ended December 31, 1995.

  Revenue. Revenue increased by $13,717,000, or 27%, to $64,427,000 in 1996 from $50,710,000 in 1995. This increase was primarily attributable to the acquisition of six laundry route businesses, two of which also maintained Maytag distributorships, as well as internal growth of both card and coin laundry route revenue and revenue from sales of equipment under various distribution arrangements. Laundry route revenue increased $9,506,000, of which $3,596,000 was attributable to the expansion of existing operations and $5,910,000 was attributable to an increase in the number of machines operated as a result of the six acquisitions of laundry route businesses. Sales of equipment increased by $4,211,000, of which $3,111,000 was attributable to the growth of revenue from existing distributorships and $1,100,000 was attributable to revenue from two newly acquired distributorships. Mac-Gray believes that a substantial portion of the growth of revenue from existing laundry routes and from existing distributorships was attributable to Mac-Gray's increased expenditures on sales and marketing efforts, which are described below.

  Commissions. Commissions increased by $5,289,000, or 26%, to $25,760,000 in 1996 from $20,471,000 in 1995. This increase was primarily attributable to an increase in laundry route revenue, which resulted in an increase in variable expenses, including commissions, related thereto, as well as slightly higher commission rates applicable to the new leases that Mac-Gray acquired or entered into during 1995 and 1996.

  Laundry Route Expenditures. Laundry route expenditures, which include costs associated with installing and servicing machines and cost of equipment sales, as well as the cost of collecting, counting and depositing the revenue, increased by $2,704,000, or 33%, to $10,955,000 in 1996 from $8,251,000 in 1995. This increase was primarily attributable to the increase in laundry route business, which resulted in increased servicing and collecting activity.

  Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization which is included as a component of cost of revenue, as well as depreciation which is included as an operating expense. Aggregate depreciation and amortization increased by $1,379,000, or 26%, to $6,733,000 in 1996 from $5,354,000 in 1995. The increase was primarily attributable to the acquisition of six laundry route businesses, which resulted in additional machines to depreciate, as well as an increase in intangible assets to amortize, and the placement of 5,143 new machines on Mac-Gray's existing laundry routes.

  Cost of Equipment Sales. Cost of equipment sales increased by $2,251,000, or 77%, to $5,189,000 in 1996 from $2,938,000 in 1995. This increase was attributable to increased equipment sales.

  General and Administration. General and administration expenses increased by $51,000, or 1%, to $3,952,000 in 1996 from $ 3,901,000 in 1995. This increase was attributable to the hiring of additional clerical and administrative staff to help support the increase in the laundry route business, as well as the increase in distributorship business. General and administration expenses for 1995 were unusually high as a result of certain expenses related to the hiring, relocation and subsequent termination of a senior executive.

  Sales and Marketing. Sales and marketing expenses increased by $1,272,000, or 50%, to $3,803,000 in 1996 from $2,531,000 in 1995. This increase was attributable to the hiring of a significant number of additional field sales representatives, the expansion of the marketing department and the hiring of an experienced national marketing executive in the third quarter of 1996.

  Interest Expense. Interest expense increased by $781,000, or 66%, to $1,956,000 in 1996 from $1,175,000 in 1995. This increase was primarily attributable to increased borrowings incurred to finance the six acquisitions completed during 1996.

  Income Tax Expense. Income tax expenses increased by $91,000, or 24%, to $465,000 in 1996 from $374,000 in 1995. The effective income tax rate for 1995 was approximately 6.1% compared to 7.8% for 1996. As the historical income tax provision was established only to provide for income taxes in states that do not recognize Subchapter S corporations, the statutory income tax rate for 1995 and 1996 was 6%. The effective income tax rate differed from the statutory rate in 1995 and 1996 due to expenses recorded for book purposes that are not deductible for income tax purposes.

  The statutory income tax rate utilized by Mac-Gray during 1995 and 1996 is not indicative of the statutory income tax rate of approximately 40% that has been utilized since termination of Mac-Gray's S corporation status on October 16, 1997.

SEASONALITY

  Mac-Gray experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market represent approximately thirty percent of Mac-Gray's total revenue. These revenues are derived substantially during the school year which includes the first, second and fourth quarters. Conversely, Mac-Gray increases its operating expenditures during the third quarter when colleges and universities are not in session as a result of Mac-Gray's increased machine installation activities.

LIQUIDITY AND CAPITAL RESOURCES

  Mac-Gray's primary sources of cash have been operating activities, bank borrowings, and the proceeds of the IPO. Mac-Gray's primary uses of cash have been the nine acquisitions consummated between May 1996 and the end of the period covered by this report, capital expenses, including the purchase of new laundry machines and smart-card based payment systems, the payment of a dividend of $9,000,000 to shareholders in October 1997 and the repayment of Mac-Gray's credit facility with State Street Bank and Trust Company and CoreStates Bank (the "Credit Facility"). Mac-Gray anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on any outstanding indebtedness, as well as capital expenditures. Mac-Gray also anticipates that it will use additional funds available to it under the Credit Facility to finance future potential acquisitions, larger capital expenditures and, as needed, working capital.

  Cash flow from operations was $10,942,000, $13,650,000 and $10,417,000 for the years ended December 31, 1997, 1996, 1995, respectively. Cash flow from operations consists primarily of laundry route revenue, distributorship and laundry equipment service revenue, commissions, laundry route expenditures, cost of equipment sales, general and administration expenses and sales and marketing expenses.

  Cash used in investing activities was $20,544,000, $22,070,000 and $5,105,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Mac-Gray invested $12,196,000, $14,487,000 and $821,000 for the fiscal years ended December 31, 1997, 1996 and 1995 in connection with the acquisitions consummated during those years. Capital expenditures were $8,681,000, $7,635,000 and $4,421,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

  Net cash flows provided by (used in) financing activities were $10,532,000, $7,382,000, and $(3,549,000) for the years ended December 31, 1997, 1996, and
1995, respectively. Financing activities consist primarily of proceeds from the IPO, proceeds from and repayments of bank borrowings, and payments of dividends. Mac-Gray also utilized $125,000 as a portion of the consideration paid in connection with the redemption of 2,275 shares of Mac-Gray Common Stock as of January 1, 1996.

  Mac-Gray maintains a $50 million revolving line of credit under the Credit Facility. All borrowings under the Credit Facility were repaid in October 1997 using proceeds from the IPO. Borrowings under the Credit Facility bear interest, at Mac-Gray's option, at a rate equal to the prime rate minus 0.5% or LIBOR plus 2.0%. There were no borrowings under the Credit Facility as of December 31, 1997. The Credit Facility imposes certain financial covenants on Mac-Gray, including (i) a limit on Mac-Gray's senior liabilities of 3.5 times and 2.5 times EBITDA for the prior four quarters ending as of the end of each quarter of 1997 and for the prior four quarters ending as of the end of each quarter after 1997, respectively; (ii) a requirement to maintain minimum shareholders equity (as specifically defined in the Credit Facility), as measured at the end of each quarter, of $23,000,000 as of December 31, 1996, increasing by $4,000,000 per year thereafter; (iii) a limit on aggregate capital expenditures of $7,000,000, $8,000,000 and $9,000,000 for the years ending December 31, 1996, 1997, and 1998 and thereafter, respectively; (iv) minimum EBITDA, measured on a quarterly basis for the immediately preceding four quarters, of $4,000,000; (v) a minimum fixed charge coverage ratio (EBITDA to scheduled principal and interest payments) of 1.3:1, 1.1:1 and 1.3:1 for the quarters during 1996, 1997 and 1998 and thereafter, respectively; and (vi) a requirement that Mac-Gray have minimum annual net income of $4,000,000. Mac-Gray was in compliance with all such covenants, or received a written waiver with respect to any non-compliance therewith, as of the year ended December 31, 1997. The Credit Facility under certain limited circumstances, also restricts the payment of dividends and other distributions as well as certain acquisitions and investments. The Credit Facility is secured by a blanket lien on Mac-Gray's assets and the assets of each of its subsidiaries, as well as a pledge by Mac-Gray of all of the capital stock of its subsidiaries.

  In connection with the Sun Services Acquisition on April 17, 1997, Mac-Gray issued 612,026 shares of Mac-Gray Common Stock to Jeffrey C. Huenink, the owner of Sun Services. The offering and sale of these shares to Mr. Huenink, an accredited investor, was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. As a privately owned company issuing shares of its common stock, which, at that point, were substantially illiquid, Mac-Gray provided the Sun Services owner with the right to require Mac-Gray to repurchase the shares of Mac-Gray Common Stock issued by Mac-Gray as consideration in the acquisition. Mac-Gray also received certain rights ( the "Call Rights") to repurchase such shares of Mac-Gray Common Stock. Upon consummation of the IPO, the Call Rights terminated. Mac-Gray remains obligated to repurchase the 612,026 shares of Mac-Gray Common Stock at a price of $12.74 per share in the event the holder or holders of such shares elect to exercise the Put Rights, representing an aggregate purchase price of approximately $7.8 million. Such remaining Put Rights expire on October 22, 2000. In the event such Put Rights are exercised, Mac-Gray would likely fund the purchase price for such shares of Mac-Gray Common Stock by incurring additional indebtedness under its Credit Facility.

  Mac-Gray has used all of the net proceeds from the IPO to repay existing outstanding indebtedness under the Credit Facility, to fund a $9,000,000 dividend paid to shareholders in October 1997 and to provide partial funding for two laundry route acquisitions. The cash paid in connection with the Intirion Acquisition and the acquisition of Amerivend, including expenses related thereto, has or will be paid from amounts available under the Credit Facility and cash flow generated from operating activities. Mac-Gray believes that amounts available under the Credit Facility and cash flow generated by operations will be sufficient to fund Mac-Gray's normal working capital needs and capital expenditures for the foreseeable future, including Mac-Gray's current purchase commitment with Schlumberger to purchase smart-card based equipment. Based upon the purchase commitment with Schlumberger, such purchases, in the aggregate, could represent a material portion of Mac-Gray's capital expenditures for fiscal year 1998. In addition, if Mac-Gray were to borrow all amounts then available to it under the Credit Facility in connection with one or more acquisitions, or in connection with significant capital expenditures, either in the short-term or in the long-term, management believes that cash generated from operating activities would be sufficient to fund Mac-Gray's operating expenses and debt service needs for the foreseeable future. Additional financing under the Credit Facility or otherwise may, however, be required in connection with an acquisition or acquisitions which Mac-Gray may consummate in the future. If any such additional financing were needed, and could not be obtained on terms favorable to Mac-Gray, if at all, Mac-Gray's ongoing capital improvement efforts and acquisition activity would likely be reduced or delayed as cash generated from operating activities was used for operating expenses and debt service.

INFLATION

  Mac-Gray does not believe that its financial performance has been materially affected by inflation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) which are required to be adopted by Mac-Gray in its fiscal 1998 financial statements. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 131 establishes standards for reporting information on operating segments in financial statements. Mac-Gray is currently reviewing the impact of SFAS 130 and SFAS 131 on its financial statements.

IMPORTANT FACTORS REGARDING FUTURE RESULTS

  Information provided by Mac-Gray, including information contained in this Form 10-K, or by its spokespersons from time to time may contain forward-looking statements concerning projected financial performance, market and industry segment growth, product development and commercialization or other aspects of future operations. Such statements, made pursuant to the safe harbor established by recent securities legislation, will be based on the assumptions and expectations of Mac-Gray's management at the time such statements are made. Mac-Gray cautions investors that its performance and, therefore, any forward-looking statement is subject to risks and uncertainties. Various important factors, including, but not limited to the following, may cause Mac-Gray's future results to differ materially from those projected in any forward-looking statement.

  Implementation of Acquisition Strategy; Integration of Acquired
Businesses. Mac-Gray's growth strategy depends, in part, on its ability to acquire and successfully integrate and operate additional businesses. In order to pursue this strategy, Mac-Gray continually evaluates potential acquisition candidates that provide services to the multi-housing market, including laundry route businesses as well as businesses that could provide ancillary services to Mac-Gray's customer base and target markets. In connection with such evaluations, Mac-Gray may, from time to time, enter into non-binding letters of intent with, and conduct due diligence with respect to, potential acquisition candidates. The success of any completed acquisition will depend in large measure on Mac-Gray's ability to integrate the assets, maintain and improve the results of operations and increase the revenue of the acquired business. The process of integrating acquired businesses, and in particular, geographically diverse operations or operations outside Mac-Gray's core business, with Mac-Gray's business may involve unforeseen difficulties and may require a disproportionate amount of Mac-Gray's financial and other resources, including management time. While Mac-Gray generally believes that its management team and business structure enable it to operate a significantly larger and more diverse operation, there is no assurance that Mac-Gray will be able to successfully integrate acquired businesses into its existing operations and to implement effective cost savings programs.

  Mac-Gray has experienced increased competition in its acquisition activities. Growing competition may increase purchase prices for future acquisitions to levels that make the acquisitions less attractive or uneconomical. In addition, future acquisitions accounted for under the purchase method of accounting may result in the recording of goodwill, the amortization of which may reduce Mac-Gray's net income. If further acquisitions are made, Mac-Gray expects to continue to use cash and securities, including shares of Mac-Gray Common Stock, as consideration for such acquisitions. Use of Mac-Gray Common Stock as acquisition consideration may result in dilution to Mac-Gray's stockholders. In the event that Mac-Gray Common Stock does not maintain a sufficient valuation or if potential acquisition candidates are unwilling to accept shares of Mac-Gray Common Stock as consideration, Mac-Gray will be required to use more cash resources or other consideration to continue its acquisition program. In addition, if Mac-Gray is unable to generate sufficient cash for further acquisitions from existing operations, Mac-Gray's acquisition program could be adversely affected unless Mac-Gray is able to obtain additional capital through external financings or can borrow sufficient amounts. Any such debt financing will result in additional leverage and any further equity financing may result in dilution to Mac-Gray's stockholders. There can be no assurance that suitable additional acquisitions can be identified, financed, consummated on acceptable terms and integrated into Mac-Gray's operations or that future acquisitions will be financially and operationally successful. Failure to identify, finance and consummate acquisitions on acceptable terms, or to integrate acquired operations into Mac-Gray's operations could have a material adverse effect on Mac-Gray's business, results of operations, financial condition and prospects.

  Competition. The card and coin-operated laundry services industry is highly competitive. In most of Mac-Gray's markets, laundry services may be available through Self-Owners, private, family-owned businesses or large regional and national laundry services companies. In the competition to supply services to property owners, local private businesses tend to have long-standing relationships with customers in their specific geographic market, and the larger companies participating in the industry consolidation, two of which have significantly larger installed machine bases than Mac-Gray's, tend to have significant operational and managerial resources to devote to expansion and to capture additional market share. Accordingly, there can be no assurance that Mac-Gray will be able to compete effectively in any specific geographic location in the business of supplying laundry equipment services to property owners and managers or in the acquisition of other businesses.

  Dependence Upon Senior Executives. Mac-Gray is currently dependent to a significant degree upon the ability and experience of its senior executives. Mac-Gray has elected not to enter into employment agreements with any of these executives. Mac-Gray's preference to not utilize employment agreements for its senior executives may affect Mac-Gray's ability to attract and retain senior executives in the future. The loss of any of Mac-Gray's senior executives could adversely affect Mac-Gray's ability to maintain its current operating performance or to achieve growth through acquisitions.

  Significant Capital Expenditures; Additional Financings. The industry in which Mac-Gray operates is capital intensive. Accordingly, Mac-Gray must continue to make capital expenditures in order to periodically replace its existing equipment. In addition, Mac-Gray's plan to utilize smart-card based technologies with its equipment will also result in significant capital expenditures. While Mac-Gray anticipates that its existing capital resources, as well as cash from operations, will be adequate to finance anticipated capital expenditures, there can be no assurance that such resources or cash flows will be sufficient or that the incremental revenue and cost efficiencies associated with technological enhancements, such as the smart card, will justify the significant capital expenditures. To the extent that its available resources are insufficient to fund capital requirements, Mac-Gray may need to raise additional funds through public or private financings that may or may not be on terms favorable to Mac-Gray and, in the case of equity financings, could result in dilution to Mac-Gray's stockholders.

  Uncertainty of Market Acceptance of New Products and Services. Mac-Gray is currently introducing, and intends to introduce in the future, new products and services utilizing smart-card based technologies. While Mac-Gray believes that cashless transactions will be attractive to its customers and will provide Mac-Gray with certain benefits, there can be no assurance that there will be widespread acceptance of these products by property owners, managers, colleges and universities and residents, or that technical or operational problems will not arise from their implementation. A lack of market acceptance of these new products and services could have a material adverse effect on Mac-Gray's business, results of operations, financial condition and prospects.

  Dependence Upon Lease Renewals. Mac-Gray's business is highly dependent upon the renewal of its leases with property owners, colleges and universities and public housing authorities. Mac-Gray has traditionally relied upon exclusive, long-term leases with its customers, as well as frequent customer interaction and an historical emphasis on customer service, to assure continuity of financial and operating results. There can be no assurance that Mac-Gray will be able to continue to secure long-term exclusive leases with its customers or that it will continue to successfully renew expiring leases. Any failure by Mac-Gray to continue to obtain long-term exclusive leases with a substantial number of its customers, or to successfully renew its existing leases as they expire, could have a material adverse effect on Mac-Gray's business, results of operations, financial condition and prospects. In addition, Mac-Gray has occasionally experienced loss of business when property owners or management companies choose to vacate properties as a result of economic downturns that impact occupancy levels. There can be no assurance that future economic downturns will not result in similar losses of business.

  Dependence Upon Certain Suppliers. Mac-Gray currently purchases more than 90% of the equipment that it utilizes in its laundry route business from Maytag. In addition, Mac-Gray derives a significant amount of its non-laundry route revenue, as well as certain competitive advantages, from its position as a distributor of Maytag commercial laundry products. Although the purchase and distribution agreements between Mac-Gray and Maytag are terminable by either party upon written notice, Mac-Gray has never had such an agreement terminated by Maytag. Mac-Gray also currently purchases substantially all of its smart-card based equipment from Schlumberger, a manufacturer of card-based electronic transaction systems. A termination of, or substantial revision of the terms of, the contractual arrangements or business relationships with Maytag or Schlumberger could have a material adverse effect on Mac-Gray's business, results of operations, financial condition and prospects.

  Restrictions Imposed by Mac-Gray's Indebtedness. In the event Mac-Gray borrows significant amounts under the Credit Facility, such level of indebtedness could have important consequences to Mac-Gray and its stockholders, including the following: (i) a substantial portion of Mac-Gray's cash flow from operations would need to be dedicated to the payment of the principal of and interest on such indebtedness and would not be available for other purposes; (ii) the ability of Mac-Gray to obtain financing in the future for working capital needs, capital expenditures, acquisitions, investments, general corporate purposes or other purposes could be materially limited or impaired; and (iii) Mac-Gray's level of indebtedness could reduce Mac-Gray's flexibility to respond to changing business and economic conditions. The Credit Facility contains various covenants limiting the discretion of Mac-Gray's management with respect to certain business matters, including financial and other operating covenants. Failure to comply with any such covenants, which failure is not waived by the lender, would permit the lender to accelerate the maturity of the loan, which could have a material adverse effect on Mac-Gray's business, results of operations, financial condition and prospects.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial statements and supplementary data are contained in pages F-1 through F-28 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  DIRECTORS. The information required by this Item appears under the captions "Election of Directors" and "Information Regarding Directors" in Mac-Gray's Proxy Statement for its Annual Meeting of Stockholders to be held on June 2, 1998 (the "Proxy Statement") and is incorporated herein by reference.

  EXECUTIVE OFFICERS. The information required by this Item appears under the caption "Information Regarding Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item appears under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item appears under the caption "Principal and Management Stockholders" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item appears under the caption "Executive Compensation--Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) FINANCIAL STATEMENTS

  The financial statements filed as part of the Report are listed on the Index to Financial Statements on page F-1.

  (a)(2) FINANCIAL STATEMENT SCHEDULES

  All schedules for which provision is made in the applicable accounting regulations of the Security and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

  (a)(3) EXHIBITS:

  Certain exhibits indicated below are incorporated by reference to documents of Mac-Gray on file with the Commission. Each exhibit marked by a cross (+) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-1 (No. 333-33669) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1. Each exhibit marked by an asterisk (*) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-4 (No. 333-45899) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-4. The following is a complete list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

    2.1 Agreement and Plan of Merger, dated as of December 22, 1997, by and among Mac-Gray Corporation, MI Acquisition Corp., Intirion Corporation and Robert P. Bennett (2.1).*
    2.2 Stock and Asset Purchase Agreement, dated as of March 4, 1998, by and among Mac-Gray Services, Inc., Amerivend Corporation, Amerivend
         Southeast Corporation, Gerald E. Pulver and Gerald E. Pulver Grantor
         Retained Annuity Trust. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules referred to in the Stock and Asset Purchase Agreement are omitted (10.24).*
    3.1  Amended and Restated Certificate of Incorporation (3.1).+
    3.2  By-laws (3.2).+
    4.1 Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1).+
   10.1 Stockholders' Agreement dated as of April 17, 1997 by and among the Registrant and certain stockholders of the Registrant (10.1).+
   10.2 Stockholders' Agreement dated as of June 26, 1997 by and among the Registrant and certain stockholders of the Registrant (10.2).+
   10.3 Agreement and Plan of Merger dated as of April 17, 1997 by and among the Registrant and the other parties named therein (10.3).+
   10.4 Credit Agreement dated April 17, 1997, by and among the Registrant, the other Borrowers (as defined therein), the lenders named therein and State Street Bank and Trust Company, as agent (10.4).+
   10.5 Security Agreement dated as of April 17, 1997 by and among the Registrant, the other Borrowers (as defined therein) and the Banks (as defined therein) (10.5).+
   10.6  Revolving Line of Credit Note dated April 17, 1997 issued by the
         Registrant in favor of the Banks (as defined therein) (10.6).+
   10.7 Pledge Agreement dated as of April 17, 1997 by and among the Registrant and the Banks (as defined therein) (10.7).+
   10.8  Confidentiality and Noncompetition Agreement dated as of September 4,
         1990, as amended on March 25, 1993, by and between the Registrant and Caldwell and Gregory, Inc. (10.8).+
   10.9 Consulting Agreement dated as of April 17, 1997 by and among the Registrant and Jeffrey C. Huenink (10.9).+
   10.10 Noncompetition Agreement dated as of April 17, 1997 by and among Registrant and Jeffrey C. Huenink (10.10).+
   10.11 Form of Noncompetition Agreement between the Registrant and its executive officers (10.11).+
   10.12 Form of Maytag Licensing Agreement for "Red Carpet Service" (10.12).+
   10.13 Form of Maytag Distributorship Agreements (10.13).+
   10.14 Promissory Note dated December 31, 1992 issued by the Registrant in favor of Donald M. Shaw (10.14).+

   10.15 Consulting and Noncompete Agreement dated December 31, 1992 by and between Donald M. Shaw and the Registrant (10.15).+
   10.16 The Registrant's 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits) (10.16).+
   10.17 Form of Director Indemnification Agreement between the Registrant and each of its Directors (10.17).+
   10.18 Form of Registration Rights Agreement by and among the Registrant,
         Robert P. Bennett, Gelco Corporation, Eastech II Limited Partnership and Eastech III Limited Partnership (10.18).*
   10.19 Form of Escrow Agreement by and among the Registrant, Gelco
         Corporation, Michael Shanahan, the former securityholders of Intirion
         Corporation and State Street Bank and Trust Company, as escrow agent
         (10.19).*
   10.20 Voting Agreement by and between the Registrant and each of Robert P.
         Bennett, Eastech II Limited Partnership and Eastech III Limited
         Partnership (10.20).*
   10.21 Voting Agreement by and between the Registrant and Gelco Corporation
         (10.21).*
   10.22 Form of Noncompetition Agreement by and between the Registrant and Robert P. Bennett (10.22).*
   10.23 Distribution Agreement by and between Schlumberger Technologies, Inc.
         and Mac-Gray Services, Inc., dated as of October 27, 1997 (certain portions of this exhibit were omitted pursuant to the grant of a request for confidential treatment) (10.23).*
   21.1  Subsidiaries of the Registrant.
   23.1  Consent of Price Waterhouse LLP.
   27.1  Financial Data Schedules.

(b) REPORTS ON FORM 8-K

  On December 24, 1997, Mac-Gray filed a Form 8-K reporting under Item 5-- Other Events the signing of the definitive Agreement and Plan of Merger with Intirion. No other reports on Form 8-K were filed by Mac-Gray during the fourth quarter of fiscal year 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 26TH DAY OF MARCH, 1998.

                                          Mac-Gray Corporation

                                              /s/ Stewart Gray MacDonald, Jr.
                                          By: _________________________________
                                            Stewart Gray MacDonald, Jr.
                                            Chairman and Chief Executive
                                            Officer
                                            (Principal Executive Officer)

Date: March 26, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

       /s/ Patrick A. Flanagan         Executive Vice           March 26, 1998
-------------------------------------   President, Mergers
         PATRICK A. FLANAGAN            and Acquisitions,
                                        Secretary and
                                        Director

         /s/ John S. Olbrych           Chief Financial          March 26, 1998
-------------------------------------   Officer and
           JOHN S. OLBRYCH              Treasurer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

       /s/ Jeffrey C. Huenink          Director                 March 26, 1998
-------------------------------------
         JEFFREY C. HUENINK

        /s/ Jerry A. Schiller          Director                 March 26, 1998
-------------------------------------
          JERRY A. SCHILLER

         /s/ John P. Leydon            Director                 March 26, 1998
-------------------------------------
           JOHN P. LEYDON

        /s/ Eugene B. Doggett          Director                 March 26, 1998
-------------------------------------
          EUGENE B. DOGGETT

                         INDEX TO FINANCIAL STATEMENTS

MAC-GRAY CORPORATION
  Report of Independent Accountants.......................................  F-2
  Consolidated Balance Sheet as of December 31, 1996 and 1997.............  F-3
  Consolidated Statement of Income for the Years Ended December 31, 1995,
   1996 and 1997..........................................................  F-4
  Consolidated Statement of Stockholders' Equity for the Years Ended De-
   cember 31, 1995, 1996 and 1997.........................................  F-5
  Consolidated Statement of Cash Flows for the Years Ended December 31,
   1995, 1996 and 1997....................................................  F-6
  Notes to Consolidated Financial Statements..............................  F-7
SUN SERVICES OF AMERICA, INC. AND R. BODDEN COIN-OP -LAUNDRY, INC.
  Report of Independent Accountants....................................... F-19
  Combined Balance Sheet as of December 31, 1996 and March 31, 1997 (unau-
   dited)................................................................. F-20
  Combined Statement of Income for the Year Ended December 31, 1996 and
   for the Three Months Ended March 31, 1996 and 1997 (unaudited)......... F-21
  Combined Statement of Stockholder's Equity for the Year Ended December
   31, 1996 and the Three Months Ended March 31, 1997 (unaudited)......... F-22
  Combined Statement of Cash Flows for the Year Ended December 31, 1996
   and for the Three Months Ended March 31, 1996 and 1997 (unaudited)..... F-23
  Notes to Combined Financial Statements.................................. F-24

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Stockholders of Mac-Gray Corporation

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Mac-Gray Corporation (the "Company"), at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Boston, Massachusetts
January 30, 1998

                              MAC-GRAY CORPORATION

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1997
                                                               -------  -------
ASSETS
Current assets:
  Cash and cash equivalents..................................  $ 2,844  $ 3,774
  Trade receivables, net of allowance for doubtful accounts..    1,640    4,256
  Available-for-sale security................................      343      --
  Inventory..................................................    1,509    2,886
  Deferred income taxes......................................      --       548
  Prepaid commissions and other current assets...............    1,699    2,270
                                                               -------  -------
    Total current assets.....................................    8,035   13,734
  Property, plant and equipment, net.........................   31,912   37,699
  Intangible assets, net.....................................   11,491   27,926
  Prepaid commissions and other assets.......................    2,670    5,015
                                                               -------  -------
    Total assets.............................................  $54,108  $84,374
                                                               =======  =======
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long term debt..........................  $ 4,042  $ 1,550
  Current portion of capital lease obligations...............      251      476
  Accounts payable...........................................    3,876    5,002
  Accrued commissions........................................    4,940    5,585
  Accrued expenses...........................................      995    2,006
                                                               -------  -------
    Total current liabilities................................   14,104   14,619
Long-term debt...............................................   23,325    5,395
Long-term capital lease obligations..........................      193      491
Deferred income taxes........................................      647    5,430
Deferred retirement obligation...............................    1,156    1,052
Other liabilities............................................      --       429
Commitments and contingencies (Note 12)......................      --       --
Redeemable common stock, 612,026 shares......................      --     7,797
Stockholder's equity:
  Preferred stock of Mac-Gray Corporation ($.01 par value,
   5,000,000 shares authorized, no shares issued and
   outstanding)..............................................      --       --
  Common stock of Mac-Gray Co., Inc. ($1 par value; 200,000
   shares authorized, 154,275 shares issued and outstanding
   at December 31, 1996).....................................      154      --
  Common stock of Mac-Gray Corporation ($.01 par value;
   30,000,000 shares authorized, 10,967,800 shares issued and
   outstanding at December 31, 1997).........................      --       110
  Additional capital.........................................    2,413   51,035
  Retained earnings (deficit)................................   20,788   (1,984)
  Net unrealized gain on available-for-sale security, net of
   tax.......................................................      258      --
  Less: 54,275 shares held in treasury at cost...............   (8,930)     --
                                                               -------  -------
  Total stockholders' equity.................................   14,683   49,161
                                                               -------  -------
    Total liabilities, redeemable common stock and stockhold-
     ers' equity.............................................  $54,108  $84,374
                                                               =======  =======

   The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            YEARS ENDED
                                                           DECEMBER 31,
                                                      -------------------------
                                                       1995     1996     1997
Revenue.............................................  $50,710  $64,427  $81,370
Cost of revenue:
  Commissions.......................................   20,471   25,760   31,717
  Laundry route expenditures........................    8,251   10,955   12,232
  Depreciation and amortization.....................    4,899    6,216    8,635
  Cost of equipment sales...........................    2,938    5,189    8,187
                                                      -------  -------  -------
    Total cost of revenue...........................   36,559   48,120   60,771
                                                      -------  -------  -------
Operating expenses:
  General and administration........................    3,901    3,952    4,699
  Sales and marketing...............................    2,531    3,803    5,165
  Depreciation......................................      455      517      503
                                                      -------  -------  -------
    Total operating expenses........................    6,887    8,272   10,367
                                                      -------  -------  -------
Income from operations..............................    7,264    8,035   10,232
  Interest expense, net.............................   (1,175)  (1,956)  (2,521)
  Other income (expense), net.......................       55      (87)     181
                                                      -------  -------  -------
  Income before provision for income taxes..........    6,144    5,992    7,892
  Provision for income taxes........................     (374)    (465)  (5,206)
                                                      -------  -------  -------
    Net income......................................  $ 5,770  $ 5,527  $ 2,686
                                                      =======  =======  =======
Net income per common share.........................  $  0.91  $  0.87  $  0.37
                                                      =======  =======  =======
Weighted average common shares outstanding..........    6,368    6,368    7,263
                                                      =======  =======  =======
Net income per common share--assuming dilution......  $  0.91  $  0.87  $  0.36
                                                      =======  =======  =======
Weighted average common shares outstanding--assuming
 dilution...........................................    6,368    6,368    7,391
                                                      =======  =======  =======
UNAUDITED PRO FORMA TAX ADJUSTED DATA (NOTE 15):
  Income before provision for income taxes..........  $ 6,144  $ 5,992  $ 7,892
  Provision for income taxes........................   (2,458)  (2,397)  (3,157)
                                                      -------  -------  -------
  Pro forma tax adjusted net income.................  $ 3,686  $ 3,595  $ 4,735
                                                      =======  =======  =======
  Pro forma tax adjusted net income per common
   share............................................  $  0.58  $  0.56  $  0.65
                                                      =======  =======  =======
  Pro forma tax adjusted net income per common
   share-assuming dilution..........................  $  0.58  $  0.56  $  0.64
                                                      =======  =======  =======


   The accompanying notes are an integral part of these financial statements.

                              MAC-GRAY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                           COMMON STOCK                          NET UNREALIZED  TREASURY STOCK
                         -----------------                       GAINS (LOSSES) ------------------
                         NUMBER OF          ADDITIONAL RETAINED   ON SECURITY,  NUMBER OF
                           SHARES    VALUE   CAPITAL   EARNINGS    NET OF TAX    SHARES     VALUE    TOTAL
                         ----------  -----  ---------- --------  -------------- ---------  -------  --------
Balance, December 31,
 1994...................    154,275  $ 154   $   --    $ 17,406      $ 262        52,000   $(8,384) $  9,438
 Net income.............        --     --        --       5,770        --            --        --      5,770
 Net change in
  unrealized gains
  (losses) on available-
  for-sale security, net
  of tax................        --     --        --         --          28           --        --         28
 Dividends..............        --     --        --      (3,395)       --            --        --     (3,395)
 Contribution of capi-
  tal...................        --     --      1,009        --         --            --        --      1,009
                         ----------  -----   -------   --------      -----      --------   -------  --------
Balance, December 31,
 1995...................    154,275    154     1,009     19,781        290        52,000    (8,384)   12,850
 Net income.............        --     --        --       5,527        --            --        --      5,527
 Net change in
  unrealized gains
  (losses) on available-
  for-sale securities,
  net of tax............        --     --        --         --         (32)          --        --        (32)
 Dividends..............        --     --        --      (4,520)       --            --        --     (4,520)
 Common stock redemp-
  tion..................        --     --        --         --         --          2,275      (546)     (546)
 Contribution of capi-
  tal...................        --     --      1,404        --         --            --        --      1,404
                         ----------  -----   -------   --------      -----      --------   -------  --------
Balance, December 31,
 1996...................    154,275    154     2,413     20,788        258        54,275    (8,930)   14,683
 Net income.............        --     --        --       2,686        --            --        --      2,686
 Elimination of capital
  structure (Note 1)....   (154,275)  (154)   (2,413)    (6,363)       --        (54,275)    8,930       --
 Reorganization of the
  Company (Note 1)......  6,367,800     64       --         (64)       --            --        --        --
 Sale of common stock...  4,600,000     46    45,128        --         --            --        --     45,174
 Contribution of capital
  (Note 3)..............        --     --      5,907     (5,907)       --            --        --        --
 Net change in
  unrealized gains
  (losses) on available-
  for-sale securities,
  net of tax............        --     --        --         --        (258)          --        --       (258)
 Dividends..............        --     --        --     (13,124)       --            --        --    (13,124)
                         ----------  -----   -------   --------      -----      --------   -------  --------
Balance, December 31,
 1997................... 10,967,800  $ 110   $51,035   $ (1,984)     $ --            --    $   --   $ 49,161
                         ==========  =====   =======   ========      =====      ========   =======  ========


   The accompanying notes are an integral part of these financial statements.

                             MAC-GRAY CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                           YEARS ENDED
                                                          DECEMBER 31,
                                                     -------------------------
                                                      1995     1996     1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................ $ 5,770  $ 5,527  $ 2,686
    Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortization...................   5,354    6,733    9,138
    (Gain) loss on sale of assets...................     (11)      43     (246)
    Deferred income taxes...........................      71       60    4,235
  Decrease (increase) in accounts receivable........      69     (577)  (2,572)
  (Increase) decrease in inventory..................    (137)     224   (1,067)
  (Increase) in prepaid expenses and other assets...  (1,386)  (1,299)  (2,900)
  Increase in accounts payable, accrued commissions
   and accrued expenses.............................     687    2,939    1,668
                                                     -------  -------  -------
    Net cash flows provided by operating activi-
     ties...........................................  10,417   13,650   10,942
                                                     -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..............................  (4,421)  (7,635)  (8,681)
  Acquisition of businesses (Note 2)................    (821) (14,487) (12,196)
  Proceeds from sale of property and equipment......     137       52      --
  Proceeds from sale of securities..................     --       --       333
                                                     -------  -------  -------
    Net cash flows used in investing activities.....  (5,105) (22,070) (20,544)
                                                     -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt and capital
   lease obligations................................  (2,490)  (2,171)  (3,529)
  Retirement of line of credit and term loan........     --    (5,378) (19,512)
  Advances on line-of-credit, net...................   1,327   18,247    1,823
  Contribution of capital and proceeds from sale of
   common stock.....................................   1,009    1,404   45,174
  Cash dividends paid...............................  (3,395)  (4,520) (13,124)
  Cash paid to repurchase shares of common stock....     --      (125)     --
  Cash paid for refinancing of long term debt.......     --       (75)    (300)
                                                     -------  -------  -------
    Net cash flows provided by (used in) financing
     activities.....................................  (3,549)   7,382   10,532
                                                     -------  -------  -------
Increase (decrease) in cash and cash equivalents....   1,763   (1,038)     930
Cash and cash equivalents, beginning of year........   2,119    3,882    2,844
                                                     -------  -------  -------
Cash and cash equivalents, end of year.............. $ 3,882  $ 2,844  $ 3,774
                                                     =======  =======  =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid..................................... $ 1,161  $ 1,944  $ 2,884
  Income taxes paid.................................     242      384    1,036

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES:

  During the year ended December 31, 1997, common stock with an approximate value of $7,797 was issued in connection with the Sun Services Acquisition. Such common stock is redeemable at a negotiated price pursuant to a contractual arrangement.

  The accompanying notes are an integral part of these financial statements.

                             MAC-GRAY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION AND DESCRIPTION OF THE BUSINESS

  Basis of Presentation--The historical financial statements include the combined accounts of Mac-Gray Co., Inc. and Mac-Gray, L.P. On April 17, 1997, Mac-Gray Co., Inc. and Mac-Gray, L.P. were reorganized to create Mac-Gray Corporation (the "Parent"). The Parent acquired all of the outstanding common stock of Mac-Gray Co., Inc. and all of the outstanding limited partnership interest of Mac-Gray, L.P. in exchange for 6,367,800 shares of the Parent's common stock. Concurrently, Mac-Gray, L.P. was merged with and into Mac-Gray Co., Inc. which continued to operate as a wholly owned subsidiary of the Parent (collectively, the "Company"). The consolidated financial statements for the current fiscal year include the accounts of Mac-Gray Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation.

  Description of the Business--The Company generates the majority of its revenue from card and coin route laundry rooms located in the Northeastern, Midwestern and Southeastern United States. The Company's principal customer base is the multi-housing market, which consists of apartments, condominium units, colleges and universities. The Company also sells, services and leases commercial laundry equipment to commercial laundromats and institutions. The majority of the Company's purchases of coin route laundry equipment is from one supplier.

2. ACQUISITIONS

  In 1995, the Company acquired certain assets of Commercial Appliance, Inc. for $821 and recorded goodwill of approximately $564. During 1996, the Company acquired certain assets of six coin-operated laundry businesses or divisions for an aggregate purchase price of $15,561 and recorded goodwill of $10,184. Non-compete agreements valued at $1,250 were also recorded in 1996 in connection with these acquisitions. These acquisitions were accounted for using the purchase method of accounting. Pro forma financial information has not been provided for these acquisitions due to lack of historical financial data of the acquired entities.

  On April 17, 1997, the Company acquired in exchange for 612,026 shares of its common stock, (approximate value of $7,797), approximately $2,170 in cash, $850 of a deferred payment obligation, and assumption of approximately $2,787 in debt, each of Sun Services of America, Inc. and R. Bodden Coin-Op Laundry, Inc. (collectively, "Sun Services"). The shares of the Company's common stock are redeemable at the election of the shareholder. The redeemable common stock has been valued at a contractual put price of $12.74 per common share (which was in excess of market as of that date). The redemption feature of these shares expires on October 22, 2000. Sun Services of America, Inc. and R. Bodden Coin-Op Laundry were 100% owned by the same shareholder. The Parent acquired all of the outstanding capital stock of Sun Services, which was accounted for pursuant to the purchase method of accounting, and resulted in goodwill of approximately $11,600.

  The following pro forma financial information reflects the Sun Services Acquisition as if it occurred on January 1, 1996. For the year ended December 31, 1997, the historical results of Sun Services for the period from April 1, 1997 through April 16, 1997 have not been included and are not material to the Company.

                                            UNAUDITED PRO FORMA RESULTS FOR THE
                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                                  1996              1997
                                            ----------------- -----------------
   Revenue................................       $ 71,091        $ 83,402
   Net Income.............................          5,680           2,839
   Pro Forma tax adjusted net income (Note
    15)...................................          3,687           4,827
   Pro Forma tax adjusted net income Per
    Share.................................       $   0.58        $   0.66
   Pro Forma tax adjusted net income Per
    Share--assuming dilution..............       $   0.58        $   0.65

                             MAC-GRAY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  In October and November, 1997, the Company acquired certain assets of two additional coin-operated laundry businesses for approximately $7,150. These acquisitions were also accounted for using the purchase method of accounting. Accordingly, the purchase price assigned to the assets acquired was the fair market value on the respective acquisition dates. Purchase price in excess of the fair value of assets acquired was allocated to goodwill and amounted to approximately $6,228. Pro forma financial information for the October and November 1997 acquisitions has not been presented due to their insignificance in relation to the Company as a whole. The Company's consolidated financial statements include the results of the 1995, 1996, and 1997 acquisitions from their respective acquisition dates.

3. INITIAL PUBLIC OFFERING OF COMMON STOCK

  Mac-Gray Corporation completed its initial public offering of 4,600,000 shares of common stock at $11 per share on October 22, 1997. The net proceeds from the sale of the common stock of $45,174 were used primarily to repay existing indebtedness outstanding under the Credit Facility (Note 9) and to fund a distribution of $9,000 of previously taxed but undistributed earnings to the Company's shareholders of record as of October 16, 1997. As a result of the initial public offering, the Company's S corporation status was terminated. Retained earnings of $5,907 as of that date were reclassified to additional paid-in capital to reflect additional contributions of capital by the S-corporation shareholders.

4. SIGNIFICANT ACCOUNTING POLICIES

  Cash, Cash Equivalents and Available-For-Sale Security--The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  The Company invests excess cash in repurchase agreements and other highly liquid short term investments. Accordingly, the investments are subject to minimal credit and market risk. All of the Company's investments are classified as available-for-sale. As such, unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity, net of tax.

  Revenue Recognition--The Company recognizes coin route laundry revenue on the accrual basis. Sales revenue from the Company's commercial sale of equipment and parts is recognized upon shipment of the orders.

  Allowance for Doubtful Accounts--The Company maintains an allowance for doubtful accounts of $330 at December 31, 1996 and $490 at December 31, 1997.

  Concentration of Credit Risk--Financial instruments which potentially expose the Company to concentration of credit risk include trade receivables, generated by the Company as a result of the selling and leasing of laundry machines. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed and reserves are maintained. The Company typically does not require collateral.

  Fair Value of Financial Instruments--For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 1996 and 1997, based upon terms currently available to the Company in financial markets.

  Inventories--Inventories consist of laundry machines and parts purchased for commercial sale. Inventories are stated at the lower of cost (as determined using the first-in, first-out method) or market.

  Property, Plant and Equipment--Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged to operations as incurred; acquisitions, major renewals, and betterments are capitalized.

  Coin route equipment-not yet placed in service--These assets represent laundry machines that management estimates will be installed in coin route laundry rooms and have not been purchased for commercial sale.

                             MAC-GRAY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


  Intangible Assets--Intangible assets primarily consist of various non-compete agreements and goodwill recorded in connection with the acquisitions (Note 2). The non-compete agreements are amortized using the straight-line method over the life of the agreements, which ranges from two to five years. Goodwill is amortized using the straight-line method over fifteen or twenty years from the acquired companies respective dates of acquisitions.

  Impairment of Long-Lived Assets--Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

  Income Taxes--Mac-Gray Co., Inc. which elected S corporation status, and Mac-Gray, L.P. were "pass through" entities for income tax purposes prior to the reorganization on April 17, 1997. From April 17, 1997 through October 16, 1997, Mac-Gray Corporation also elected S corporation status. Accordingly, earnings and losses were included on the income tax returns of the respective equity owners through October 16, 1997. On October 16, 1997, the Company's S corporation status was terminated as a result of the initial public offering.

  The Company accounts for income taxes utilizing the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the provisions of SFAS 109, the current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determined the amount of taxes payable currently or in future years. The classification of net current and non-current deferred tax assets or liabilities depend upon the nature of the related asset or liability. Deferred income taxes are provided for temporary differences between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

  Stock Compensation--The Company's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In fiscal 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Earnings Per Share--The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaces APB Opinion No. 15 "Earnings Per Share" and requires the presentation of basic earnings per share and diluted earnings per share (EPS). Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS under APB 15. Diluted earnings per share has been calculated using the treasury stock method and prior period earnings per share have been restated in accordance with SFAS 128. Net income per share gives effect to the exchange of shares between the Parent and the Company (Note 1).

  New Accounting Pronouncements--The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). In accordance with these

                             MAC-GRAY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

statements, the Company plans to implement SFAS 130 which requires presentation of certain information related to comprehensive income and SFAS 131 which requires that certain additional information related to operating segments be reported during fiscal year 1998. The Company is currently reviewing the impact of these statements on its financial statements.

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following:

                                                    ESTIMATED   DECEMBER 31,
                                                   USEFUL LIFE ---------------
                                                     (YEARS)    1996    1997
                                                   ----------- ------- -------
   Coin route equipment...........................       10    $58,610 $68,179
   Buildings and improvements.....................    15-32      6,531   7,388
   Furniture, fixtures and computer equipment.....      5-7      4,062   5,092
   Trucks and autos...............................      3-5      1,776   2,600
   Land and improvements..........................      --         309     309
                                                               ------- -------
                                                                71,288  83,568
   Less: accumulated depreciation.................              40,428  46,869
                                                               ------- -------
                                                                30,860  36,699
   Coin route equipment, not yet placed in serv-
    ice...........................................               1,052   1,000
                                                               ------- -------
   Property, plant and equipment, net.............             $31,912 $37,699
                                                               ======= =======

  Depreciation and amortization of property, plant and equipment totaled $4,477, $5,176 and $6,441 for the years ended December 31, 1995, 1996 and
1997, respectively.

  During 1995, 1996 and 1997, the Company acquired vehicles under capital leases with a cost of $356, $328 and $892, respectively.

  At December 31, 1996 and 1997, trucks and autos includes $1,449 and $2,284, respectively, of capital leased equipment with an accumulated amortization balance of $1,052 and $1,307, respectively.

6. INTANGIBLE ASSETS

  Intangible assets consist of the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1997
                                                                ------- -------
   Goodwill.................................................... $10,348 $28,208
   Covenants-not-to-compete....................................   2,549   2,869
   Other.......................................................     153     451
                                                                ------- -------
                                                                 13,050  31,528
   Less: accumulated amortization..............................   1,559   3,602
                                                                ------- -------
   Intangible assets, net...................................... $11,491 $27,926
                                                                ======= =======

  Amortization expense associated with the above intangible assets amounted to $650, $841 and $1,811 for the years ended December 31, 1995, 1996 and 1997, respectively.

                             MAC-GRAY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                  1996   1997
                                                                  -------------
   Accrued interest..............................................  $134  $  101
   Accrued salaries..............................................    78     233
   Current portion of deferred retirement obligation.............   104     104
   Current portion of deferred payment obligation................   --      392
   Other.........................................................   679   1,176
                                                                  ----- -------
                                                                  $ 995 $ 2,006
                                                                  ===== =======

8. DEFERRED RETIREMENT OBLIGATION

  The deferred retirement obligation at December 31, 1996 and 1997 relates to payments due to a shareholder of the Company in connection with a retirement agreement which provides for annual payments of $104 until the death of the shareholder. The liability at December 31, 1996 and 1997 has been estimated based upon the life expectancy of the shareholder utilizing actuarial tables.

9. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                                --------------
                                                                 1996    1997
                                                                ------- ------
   Credit agreement and revolving credit facility.............. $17,668 $  --
   Unsecured notes payable to former shareholders:
     Variable rate note, lesser of prime rate plus 2% or 9%,
      quarterly principal payments beginning January 1, 1996
      (9% at December 31, 1997)................................   3,360  2,560
   Fixed rate notes, 8.4% interest rate, due September 1, 1997
    and June 1, 2000...........................................   2,046    746
   Discount note, 6% imputed interest rate (estimated fair
    market rate), quarterly installments, due December 31,
    2003.......................................................   2,613  2,239
   Fixed note, 8.75% interest rate, due January 1, 2001........     421    317
   Note payable, 11.5% fixed interest rate, monthly principal
    payments, due September 1, 1999............................     249    172
   Acquisition note payable, 8% imputed interest rate
    (estimated fair market rate), monthly payments, due
    May 31, 2006...............................................   1,010    911
                                                                ------- ------
       Total long-term debt....................................  27,367  6,945
   Less: current portion.......................................   4,042  1,550
                                                                ------- ------
                                                                $23,325 $5,395
                                                                ======= ======

 Credit Agreement and Revolving Credit Facility

  On April 17, 1997, the outstanding debt under the 1996 Credit Agreement and Revolving Credit Facility was refinanced under terms of an amended and restated agreement (the Senior Secured Credit Facility). The

                             MAC-GRAY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Senior Secured Credit Facility provides for borrowings under (i) a revolving line of credit and term loan facility and (ii) a revolving working capital line of credit facility of up to $45,000 and $5,000, respectively. Outstanding indebtedness under the Senior Secured Credit Facility bears interest at the Company's option, at a rate equal to the prime rate plus .5% or LIBOR plus 2.5% with the margin over the prime rate and LIBOR decreasing after October 22, 1997 due to the initial public offering of the Company's common stock (Note 3) to the prime rate less .5% or LIBOR plus 2.0%. The Senior Secured Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The Senior Secured Credit Facility is secured by pledges of assets of the Parent and its subsidiaries. The Senior Secured Credit Facility provides for the issuance of standby letters of credit of up to $15,000 in the aggregate. At December 31, 1997, outstanding letters of credit amounted to $1,302. There is no outstanding balance on the Senior Secured Credit Facility at December 31, 1997. The interest rate for the Senior Secured Credit Facility at December 31, 1997 was 8.0%.

  In connection with the financing of the 1996 Acquisitions (Note 2), the Company entered into a Credit Agreement with a bank which provided for borrowings under a Revolving Line of Credit, Working Capital Line of Credit and Acquisition Line of Credit of up to $14,000, $1,500 and $4,000, respectively. Borrowings under the Credit Agreement were restricted to providing working capital requirements of the Company and funding future acquisitions.

  During June 1996, the Company entered into an agreement with a bank which provided a Revolving Credit Facility with aggregate borrowings of up to $4,500. As of December 31, 1996, $2,893 was available to be borrowed under the Revolving Credit Facility. A portion of the proceeds from the Credit Agreement and the Revolving Credit Facility were used to pay the balance of the Bank Note and Line of Credit outstanding prior to the refinancing of the Company.

  The Credit Agreement and the Revolving Credit Facility provided for the issuance of standby letters of credit up to $2,200 in the aggregate. At December 31, 1996, outstanding letters of credit amounted to $1,526.

  Borrowings under the 1996 Credit Agreement and the Revolving Credit Facility bore interest, at the Company's option, at either (1) the banks' prime interest rate (the "Prime Rate") or (2) 2.5% plus the rate at which certain Eurodollar deposits were offered in the interbank Eurodollar market (the "LIBOR Rate") or (3) 2.5% plus the rate at which funds were offered in the secondary markets (the "Cost of Funds Rate").

 Future Payments

  As of December 31, 1997, the scheduled future principal payments of long-term debt are as follows:

   1998................................................................. $ 1,550
   1999.................................................................   1,401
   2000.................................................................   2,088
   2001.................................................................     887
   2002.................................................................     602
   Thereafter...........................................................     417
                                                                         -------
                                                                         $ 6,945
                                                                         =======

10. INCOME TAXES

  On October 16, 1997, the Company's S corporation status was automatically terminated due to the initial public offering (Note 3). As a result, the current year provision includes a charge of $4,037 to provide for net deferred tax liabilities resulting from the change in income tax status from an S corporation to a C corporation,

                             MAC-GRAY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The following information relates to the temporary differences at October 16, 1997.

   Accounts receivable................................................     (627)
   Fixed assets.......................................................   16,051
   Deferred compensation..............................................   (3,415)
   Other..............................................................     (147)
                                                                       --------
     Total............................................................ $ 11,862
                                                                       ========

  Prior to October 16, 1997, the historical income tax provision was established only to provide for income taxes in states that do not recognize Subchapter S corporations, using a statutory income tax rate of 6%. The effective rate differed from the statutory rate in 1996 and 1997 (prior to October 16, 1997) due to meals and entertainment expenses and goodwill amortization recorded for book purposes that are not deductible for income tax purposes. In addition to the aforementioned items, the Company's 1996 effective tax rate differs from the statutory tax rate due to taxable losses generated by Mac-Gray, L.P. for which only a 10% tax benefit (equivalent to Mac-Gray Co., Inc.'s general partnership interest in Mac-Gray, L.P.) was recognized by the Company.

  The provision for state and federal income taxes consists of the following:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                               ----------------
                                                               1995 1996  1997
                                                               ---- ---- ------
   Current state income tax................................... $305 $405 $  454
   Deferred state income tax..................................   69   60    505
   Current federal income tax.................................  --   --     517
   Deferred federal income tax................................  --   --   3,730
                                                               ---- ---- ------
     Total income taxes....................................... $374 $465 $5,206
                                                               ==== ==== ======

  The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities at December 31:

                                                                    1996  1997
                                                                    ---- ------
   Deferred tax assets:
     Accounts receivable........................................... $ 40 $  369
     Deferred compensation.........................................  202  1,366
     Other.........................................................   33     49
                                                                    ---- ------
                                                                     275  1,784
                                                                    ---- ------
   Deferred tax liabilities:
     Fixed assets..................................................  915  6,619
     Other.........................................................    7     47
                                                                    ---- ------
                                                                     922  6,666
                                                                    ---- ------
   Net deferred tax liabilities.................................... $647 $4,882
                                                                    ==== ======

  It is not expected that a valuation allowance will be needed for the deductible differences at December 31, 1997.

  As the Company maintained its S corporation election through October 16, 1997, the provision for income taxes recorded for the year ended December 31, 1997 differs significantly from the amount of income taxes

                             MAC-GRAY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

determined by applying the applicable U.S. statutory federal income tax rate to pretax income. For the period subsequent to the termination of the S corporation, the statutory income tax rate differed from the effective rate primarily as a result of the following differences:

                                                                            %
                                                                           ----
   Taxes computed at federal statutory rate............................... 34.0%
   State income taxes, net of federal benefit.............................  2.3
   Other.................................................................. (1.0)
                                                                           ----
     Income tax provision................................................. 35.3%
                                                                           ====

  The current provision for income taxes recorded for fiscal 1997 includes $314 in tax while the Company was an S corporation and $657 in tax for the period subsequent to the termination of the S corporation election.

11. COMMON STOCK REDEMPTION

  On January 1, 1996, the Company redeemed 2,275 shares of its common stock at $240 per share from minority shareholders. The aggregate redemption price was $546, consisting of cash in the amount of $125 and the issuance of five-year promissory notes in the amount of $421, bearing interest at 8.75% per year.

12. COMMITMENTS AND CONTINGENCIES

  Leases--The Company leases certain equipment and facilities under non-cancelable operating leases. The Company also leases certain vehicles under capital leases.

  Future minimum lease payments under non-cancelable operating and capital leases consist of the following:

    YEAR ENDED                                                CAPITAL OPERATING
   DECEMBER 31,                                               LEASES   LEASES
   ------------                                               ------- ---------
      1998................................................... $  538    $ 379
      1999...................................................    389      302
      2000...................................................    133      218
      2001...................................................    --        66
                                                              ------    -----
      Future lease payments..................................  1,060    $ 965
                                                                        =====
      Less: amount representing interest (8.5% at December
       31, 1997).............................................     93
                                                              ------
                                                                 967
      Present value future minimum lease payments less
       amounts due within one year...........................    476
                                                              ------
      Amounts due after one year............................. $  491
                                                              ======

  Rent expense incurred by the Company under non-cancelable operating leases totaled $123, $256 and $520 for the years ended December 31, 1995, 1996 and 1997, respectively.

  Guaranteed Commission Payments--The Company operates coin laundry routes under various lease agreements in which the Company is required to make minimum guaranteed commission payments to the respective property owners. The following is a schedule by years of future minimum guaranteed commission

                             MAC-GRAY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

payments required under these lease agreements that have initial or remaining non-cancelable contract terms in excess of one year as of December 31, 1997:

   1998.................................................................. $1,633
   1999..................................................................  1,395
   2000..................................................................  1,375
   2001..................................................................    826
   2002..................................................................    735
   Thereafter............................................................  1,876
                                                                          ------
                                                                          $7,840
                                                                          ======

  Guarantee of Indebtedness--At December 31, 1997, Mac-Gray Co., Inc. is a guarantor on a line-of-credit for a customer in the amount of $706. The customer has incurred substantial losses. While the guarantee is secured by a pledge of the borrowing company's assets, it is uncertain if those assets and profits from continuing operations will be adequate to retire the line-of-credit. The Company has recorded a reserve of $250 at December 31, 1997 for estimated losses on this guarantee. In management's opinion, the range of the estimated loss to be incurred in connection with the Company's guarantee of the customer's line-of-credit in excess of the amount recorded at December 31, 1997 will not have a material adverse impact on the results of operations or the financial position of the Company.

  Litigation--The Company is involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

13. EMPLOYEE BENEFIT AND STOCK PLANS

  Retirement Plans--The Company maintains a qualified profit-sharing/401(k) plan (the Plan) covering substantially all employees. The Company's contributions to the Plan are at the discretion of the Board of Directors. Costs under the Plan amounted to $535, $532 and $285 for the years ended December 31, 1995, 1996 and 1997, respectively.

  1997 Stock Option and Incentive Plans--In December, 1996, the Board of Directors of Mac-Gray Co. adopted, and the stockholders approved, the Mac-Gray Co., Inc. 1996 Stock Option and Incentive Plan (the Predecessor Plan). On April 7, 1997, the Board of Directors adopted and the Company's stockholders approved the 1997 Stock Option and Incentive Plan for the Company (the 1997 Stock Plan). The 1997 Stock Plan is designed and intended as a performance incentive for officers, employees, consultants and directors to promote the financial success and progress of the Company. All officers, employees and independent directors are eligible to participate in the 1997 Stock Plan. Awards, when made, may be in the form of stock options, restricted stock, unrestricted stock options, and dividend equivalent rights.

  On December 30, 1996, Mac-Gray Co. granted 556,350 options to purchase shares of common stock with an exercise price of $9.99 per share pursuant to the Predecessor Plan. Concurrent with the reorganization of the Company, the options issued pursuant to the Predecessory Plan were assumed by the Company under the 1997 Stock Plan, and the Predecessory Plan was terminated. The options assumed by the Company under the 1997 Plan were reflective of the exchange of common stock between the Parent and Mac-Gray Co., Inc. The exercise price of the options was adjusted to $8.80 in August 1997, in order to restore the economic position of the option holders as a result of the $9,000 distribution (Note 3). The change in the exercise price of these options has been

                             MAC-GRAY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


reflected as a cancellation of the $9.99 options and a grant of the $8.80 options on the following option rollforward. Employee options vest so that twenty percent (20%) of the options will become exercisable on each of the first through fifth anniversaries of the date of grant of the options. In the event of termination of the optionees' relationship with the Company, options not yet exercised terminate within 90 days. The 1997 Stock Plan also provided for the automatic grant to each of the four independent directors to purchase 1,000 shares of common stock. The non-qualified options granted to independent directors were exercisable immediately and will terminate on the tenth anniversary of the grant. The exercise prices were determined by the Board of Directors to be the fair market value of the shares underlying the options on the respective dates of the grants. Other than the stock option grants, there were no other grants of equity-based compensation awards during 1996 and 1997.

  The 1997 Stock Plan provides for the issuance of up to the greater of 750,000 shares of common stock or ten percent of the then outstanding shares of common stock. Subsequent to the initial public offering (Note 3), a total of 1,157,982 shares of common stock are reserved for issuance under the 1997 Stock Plan, of which 638,590 shares are subject to outstanding options and 519,392 remain available for issuance.

  The following is a summary of stock option plan activity.

                                                   1996             1997
                                             ---------------- ------------------
                                                     WEIGHTED           WEIGHTED
                                                     AVERAGE            AVERAGE
                                                     EXERCISE           EXERCISE
                                             SHARES   PRICE    SHARES    PRICE
                                             ------- -------- --------  --------
   Outstanding, beginning of year...........     --   $  --    556,350   $ 9.99
   Granted.................................. 556,350  $ 9.99   649,840   $ 8.88
   Exercised................................     --   $  --        --    $  --
   Canceled.................................     --   $  --   (556,350)  $ 9.99
   Forfeited................................     --   $  --    (11,250)  $ 8.89
                                             -------  ------  --------   ------
   Outstanding, end of year................. 556,350  $ 9.99   638,590   $ 8.88
                                             =======  ======  ========   ======

                              OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                     ------------------------------------- --------------------
                                     WEIGHTED     WEIGHTED             WEIGHTED
    RANGE OF           NUMBER        AVERAGE      AVERAGE    NUMBER    AVERAGE
    EXERCISE         OUTSTANDING    REMAINING     EXERCISE EXERCISABLE EXERCISE
    PRICES           AT 12/31/97 CONTRACTUAL LIFE  PRICE   AT 12/31/97  PRICE
    --------         ----------- ---------------- -------- ----------- --------
   $8.80--$9.25.....   634,590           9         $ 8.86    109,470    $ 8.80
   $11.00--$16.06...     4,000          10         $12.27      4,000    $12.27
                       -------         ---         ------    -------    ------
                       638,590           9         $ 8.88    113,470    $ 8.92
                       =======         ===         ======    =======    ======

                             MAC-GRAY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." The Company continues to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion 25. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and pro forma net income per share would have been reduced to $2,314 in 1997, or $0.32 per share compared to reported net income of $2,686, or $0.37 per share and $0.36 per share-assuming dilution.

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1997
                                                               -------  -------
   Fair value of options granted at grant date................ $  3.10  $  3.61
   Risk free interest rate....................................       6%       6%
   Expected option term--Employees............................ 7 years  7 years
   Expected option term--independent directors................     --   3 years
   Expected volatility........................................     --        50%
   Option valuation method....................................   Black-Scholes
                                                                option-pricing
                                                                         model

  In accordance with the provisions of SFAS 123, a volatility assumption was not used to calculate the fair value of options granted prior to the Company's initial public offering.

  Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future periods.

14. EARNINGS PER SHARE

                                                  FOR THE YEAR ENDED 1997
                                              --------------------------------
                                                                         PER-
                                                INCOME       SHARES     SHARE
                                              (NUMERATOR) (DENOMINATOR) AMOUNT
                                              ----------- ------------- ------
Pro forma net income per common share:
  Net income.................................   $2,686        7,263     $0.37
                                                ======        =====     =====
Effect of dilutive securities:
  Stock options..............................                   128
                                                              -----
Pro forma net income per common share-assum-
 ing dilution:
  Net income.................................   $2,686        7,391     $0.36
                                                ======        =====     =====

                             MAC-GRAY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                  FOR THE YEAR ENDED 1996
                                              --------------------------------
                                                                         PER-
                                                INCOME       SHARES     SHARE
                                              (NUMERATOR) (DENOMINATOR) AMOUNT
                                              ----------- ------------- ------
Net income per common share:
  Net income.................................   $3,595        6,368     $0.56
                                                ======        =====     =====
Effect of dilutive securities:
  Stock options..............................                   --
                                                              -----
Net income per common share--assuming dilu-
 tion:
  Pro forma as adjusted net income...........   $3,595        6,368     $0.56
                                                ======        =====     =====

15. UNAUDITED PRO FORMA TAX ADJUSTED DATA

  Statement of Income--Unaudited pro forma tax adjusted data reflects adjustments to the consolidated statement of income for year ended December 31, 1997. Such adjustments consider the effect of the Company's operations as if the Company was subject to federal and state income taxes on a corporate level. Accordingly, the pro forma income tax provision and pro forma net income have been calculated, using an estimated income tax rate of 40%, as if the Company was subject to income taxation as a C corporation during the entire year.

16. SUBSEQUENT EVENTS--UNAUDITED

  On December 22, 1997, the Company entered into a merger agreement with Intirion Corporation ("Intirion"), pursuant to which Intirion equity securities are expected to be exchanged for approximately 1.6 million shares of the Company's common stock and approximately $1 million in cash. The merger is expected to be accounted for as a pooling of interests and is expected to close in early 1998. A prospectus/proxy statement describing the terms of the proposed merger and containing financial statements of both companies was prepared subsequent to year end.

  On March 4, 1998, the Company entered into a Stock and Asset Purchase Agreement pursuant to which Mac-Gray will acquire one hundred percent of the outstanding capital stock of Amerivend Corporation and the assets of Amerivend Southeast Corporation. The purchase price, which is subject to certain adjustments, will be approximately $33.5 million. The acquisition is expected to be accounted for as a purchase transaction and is expected to close in the second quarter of 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholder of Sun Services of America, Inc. and R. Bodden Coin-Op-Laundry, Inc.

  In our opinion, the accompanying combined balance sheet and the related combined statement of income, of changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Sun Services of America, Inc. and R. Bodden Coin-Op-Laundry, Inc. (the "Companies") at December 31, 1996, and the results of the Companies' operations and cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Boston, Massachusetts
May 2, 1997

                       SUN SERVICES OF AMERICA, INC. AND
                        R. BODDEN COIN-OP-LAUNDRY, INC.

                             COMBINED BALANCE SHEET
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                       DECEMBER 31,  MARCH 31,
                                                           1996        1997
                                                       ------------ -----------
                                                                    (UNAUDITED)
ASSETS
Current assets:
  Trade receivables, net of allowance for doubtful ac-
   counts of $16......................................    $   33      $   22
  Due from shareholder................................       173         173
  Inventory...........................................       164         151
  Prepaid expenses and other current assets...........       230         242
                                                          ------      ------
    Total current assets..............................       600         588
Property and equipment, net...........................     1,693       1,687
Intangible assets, net................................     1,540       1,651
Prepaid commissions and other assets..................       787         734
                                                          ------      ------
    Total assets......................................    $4,620      $4,660
                                                          ======      ======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt...................    $  765      $  765
  Accounts payable....................................       329         169
  Accrued expenses....................................       383         462
                                                          ------      ------
    Total current liabilities.........................     1,477       1,396
                                                          ------      ------
Long-term debt........................................     2,209       2,268
                                                          ------      ------
Commitments and contingencies (Note 10)...............       --          --
Stockholder's equity:
  Common stock--Sun Services of America, Inc., $1 par
   value; 1,000 shares authorized; 30 shares issued
   and outstanding....................................       --          --
  Common stock--R. Bodden Coin-Op-Laundry Inc. $1 par
   value; 7,000 shares authorized; 1,000 shares issued
   and outstanding....................................         1           1
  Additional paid-in capital..........................        90          90
  Retained earnings...................................       843         905
                                                          ------      ------
    Total stockholder's equity........................       934         996
                                                          ------      ------
    Total liabilities and stockholder's equity........    $4,620      $4,660
                                                          ======      ======

   The accompanying notes are an integral part of these financial statements.

                       SUN SERVICES OF AMERICA, INC. AND
                        R. BODDEN COIN-OP-LAUNDRY, INC.

                          COMBINED STATEMENT OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                 THREE MONTHS
                                                                     ENDED
                                                     YEAR ENDED    MARCH 31,
                                                    DECEMBER 31, --------------
                                                        1996      1996    1997
                                                    ------------ ------  ------
                                                                  (UNAUDITED)
Revenue............................................    $6,664    $1,628  $2,032
Cost of revenue:
  Commissions......................................     2,718       723     797
  Laundry route expenditures.......................       820       193     183
  Depreciation and amortization....................       655       129     209
  Cost of equipment sales..........................       277        19     164
                                                       ------    ------  ------
    Total cost of revenue..........................     4,470     1,064   1,353
                                                       ------    ------  ------
Operating expenses:
  General and administration.......................     1,220       292     307
  Sales and marketing..............................       160        30      47
  Depreciation.....................................        25         5       6
                                                       ------    ------  ------
    Total operating expenses.......................     1,405       327     360
                                                       ------    ------  ------
Income from operations.............................       789       237     319
  Interest expense.................................      (267)      (42)    (89)
  Other expense, net...............................       (60)       (3)    --
                                                       ------    ------  ------
Net income.........................................    $  462    $  192  $  230
                                                       ======    ======  ======



   The accompanying notes are an integral part of these financial statements.

                       SUN SERVICES OF AMERICA, INC. AND
                        R. BODDEN COIN-OP-LAUNDRY, INC.

                   COMBINED STATEMENT OF STOCKHOLDER'S EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                          COMMON STOCK--SHARES   COMMON STOCK--VALUE
                         ---------------------- ----------------------
                         SUN SERVICES R. BODDEN SUN SERVICES R. BODDEN
                              OF       COIN-OP       OF      COIN-OP-  ADDITIONAL
                           AMERICA,   LAUNDRY,    AMERICA,   LAUNDRY,   PAID-IN   RETAINED
                             INC.       INC.        INC.       INC.     CAPITAL   EARNINGS TOTAL
                         ------------ --------- ------------ --------- ---------- -------- -----
Balance, December 31,
 1995...................      30        1,000       $--         $ 1       $ 90     $ 772   $ 863
 Net income.............     --           --         --         --         --        462     462
 Dividends..............     --           --         --         --         --       (391)   (391)
                             ---        -----       ----        ---       ----     -----   -----
Balance, December 31,
 1996...................      30        1,000        --           1         90       843     934
 Net income (unau-
  dited)................     --           --         --         --         --        230     230
 Dividends (unaudited)..     --           --         --         --         --       (168)   (168)
                             ---        -----       ----        ---       ----     -----   -----
Balance, March 31, 1997
 (unaudited)............      30        1,000       $--         $ 1       $ 90     $ 905   $ 996
                             ===        =====       ====        ===       ====     =====   =====




   The accompanying notes are an integral part of these financial statements.

                       SUN SERVICES OF AMERICA, INC. AND
                        R. BODDEN COIN-OP-LAUNDRY, INC.

                        COMBINED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS
                                                                   ENDED
                                                   YEAR ENDED    MARCH 31,
                                                  DECEMBER 31, --------------
                                                      1996      1996    1997
                                                  ------------ ------  ------
                                                                (UNAUDITED)
Net income.......................................   $   462    $  192  $  230
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization..................       680       134     215
  Changes in assets and liabilities:
    (Increase) decrease in trade receivables,
     net.........................................       (26)       (2)     11
    (Increase) in shareholder receivable.........       (10)      --      --
    (Increase) decrease in inventory.............       (46)       (1)     13
    (Increase) decrease in prepaid expenses and
     other current assets........................      (329)     (185)      1
    Increase (decrease) in accounts payable and
     accrued expenses............................       172      (197)    (81)
                                                    -------    ------  ------
    Net cash provided by (used in) operating
     activities..................................       903       (59)    389
                                                    -------    ------  ------
Cash flows from investing activities:
  Capital expenditures...........................      (444)     (105)    (15)
  Acquisition of businesses (Note 3).............    (1,720)     (300)   (265)
                                                    -------    ------  ------
    Net cash used in investing activities........    (2,164)     (405)   (280)
                                                    -------    ------  ------
Cash flows from financing activities:
  Advances under line of credit agreement, net...       116       163     143
  Principal payments on long-term debt...........      (953)     (627)   (194)
  Proceeds from issuance of long-term debt.......     2,507       984     110
  Dividends paid.................................      (391)      (56)   (168)
  Cash paid for refinancing of debt..............       (18)
                                                    -------    ------  ------
    Net cash provided by (used in) financing
     activities..................................     1,261       464    (109)
                                                    -------    ------  ------
Net change in cash and cash equivalents..........   $  --      $  --   $  --
                                                    =======    ======  ======
Supplemental cash flow information:
  Cash paid for interest.........................   $   241    $   25  $   64


   The accompanying notes are an integral part of these financial statements.

                       SUN SERVICES OF AMERICA, INC. AND
                        R. BODDEN COIN-OP-LAUNDRY, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

1. BASIS OF PRESENTATION AND THE BUSINESS

  Basis of Presentation--The accompanying combined financial statements include the accounts of Sun Services of America, Inc. (Sun Services) and R. Bodden Coin-Op-Laundry, Inc. (Bodden) (collectively, the Companies). The Companies are 100% owned by the same shareholder and are under common management.

  Nature of Business--The Companies are engaged in the coin operated laundry business throughout Florida. The majority of the Companies' customers are apartment complexes and laundromats. The Companies lease coin operated laundry equipment to their customers for percentages of the monies collected. The majority of the Companies purchases of coin route laundry equipment are from one supplier.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Unaudited Combined Interim Financial Statements--The accompanying combined financial information as of March 31, 1997 and for the three month periods ended March 31, 1996 and 1997 is unaudited. The interim financial statements have been prepared on the same basis as the accompanying annual financial statements. In the opinion of management, such interim financial information reflects adjustments consisting of normal and recurring adjustments necessary for a fair presentation of such financial information. The unaudited results of operations for the interim periods ended March 31, 1996 and 1997 are not necessarily indicative of the results of operations to be expected for any other interim period or for the full year.

  Principles of Combined Financial Statements--The combined financial statements include the accounts of Sun Services and Bodden, including the 1996 Acquisitions (Note 3) from their respective acquisition dates. All significant intercompany transactions and balances have been eliminated in combination.

  Cash and Cash Equivalents--The Companies consider all highly liquid investments with original maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk--Financial instruments which potentially expose the Companies to concentrations of credit risk consist principally of trade receivables generated by the Companies as a result of the selling and leasing of laundry machines. To minimize this risk, ongoing credit evaluations of customer's financial condition are performed and reserves are maintained. The Companies typically do not require collateral.

  Inventory--Inventory is stated at the lower of cost or market with cost determined using the first-in, first-out method.

  Property and Equipment--Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred; expenditures for renewals and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

  Intangible Assets--Intangible assets primarily consist of various non-compete agreements and goodwill recorded in connection with the 1996 Acquisitions (Note 3). The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from five to seven years. Goodwill is amortized over fifteen years from the acquired companies respective dates of acquisition.

  Income Taxes--Sun Services and Bodden have elected to be taxed as "S corporations" as defined in the Internal Revenue Code. This results in the pass-through of any taxable income directly to the shareholder. Accordingly, no taxes are provided on the earnings attributable to the Companies.

                       SUN SERVICES OF AMERICA, INC. AND
                        R. BODDEN COIN-OP-LAUNDRY, INC.

              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
                            (DOLLARS IN THOUSANDS)

  Earnings Per Share--Given the capital structure of the Companies, historical earnings per share information is not considered meaningful or relevant and has not been presented in the accompanying financial statements.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. ACQUISITIONS

  During 1996, the Companies acquired certain assets of a number of coin-operated laundry businesses (the 1996 Acquisitions). The 1996 Acquisitions were paid in cash, with the exception of the Coin Laundry Leasing acquisition, which also included a deferred note payable of $350. The 1996 Acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price assigned to the assets and liabilities assumed was their fair market values on the respective acquisition dates. Purchase price in excess of the fair value of net assets acquired was allocated to goodwill. The Companies' combined financial statements includes the results of the 1996 Acquisitions from their respective acquisition dates. The 1996 Acquisitions purchase price allocation is summarized as follows:

                                                                      1996
                                                                  ACQUISITIONS
                                                                  ------------
Acquisition price, including non-compete payments and other
 direct acquisition costs........................................    $2,070
                                                                     ======
Fair market value of assets acquired:
  Inventory......................................................       110
  Coin-route equipment...........................................       485
  Other fixed assets.............................................        28
  Intangible assets:
    Non-compete..................................................        15
    Goodwill.....................................................     1,432
                                                                     ------
      Total......................................................    $2,070
                                                                     ======

  In connection with financing the 1996 Acquisitions, the Companies entered into a Credit Agreement on January 26, 1996 (Note 8).

  The pro forma effect of the 1996 Acquisitions was not material to the results of the Companies' historical operations or the Companies' historical financial position.

4. PREPAID COMMISSIONS OTHER CURRENT ASSETS

  Prepaid commissions other assets consist of the following:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
   Prepaid commissions.............................................     $140
   Other receivables...............................................       40
   Prepaid insurance...............................................       29
   Other...........................................................       21
                                                                        ----
                                                                        $230
                                                                        ====

                       SUN SERVICES OF AMERICA, INC. AND
                        R. BODDEN COIN-OP-LAUNDRY, INC.

              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

5. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                          ESTIMATED
                                                            LIFE    DECEMBER 31,
                                                           (YEARS)      1996
                                                          --------- ------------
   Coin-route equipment..................................      8       $2,708
   Furniture and fixtures................................      7          140
   Vehicles..............................................      5          189
   Computer equipment....................................      4           49
   Leasehold improvements................................    2-3           15
                                                                       ------
                                                                        3,101
   Less: accumulated depreciation........................               1,408
                                                                       ------
   Property and equipment, net...........................              $1,693
                                                                       ======

  Depreciation expense for the year ended December 31, 1996 was approximately $360.

6. INTANGIBLE ASSETS

  Intangible assets consist of the following:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
   Goodwill........................................................    $1,746
   Non-compete agreements..........................................       290
   Other...........................................................        18
                                                                       ------
                                                                        2,054
   Less: accumulated amortization..................................       514
                                                                       ------
   Intangible assets, net..........................................    $1,540
                                                                       ======


7. ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
   Accrued commissions.............................................     $218
   Accrued payroll.................................................       28
   Accrued interest and loan fees..................................       63
   Other...........................................................       74
                                                                        ----
                                                                        $383
                                                                        ====

                       SUN SERVICES OF AMERICA, INC. AND
                        R. BODDEN COIN-OP-LAUNDRY, INC.

              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
                            (DOLLARS IN THOUSANDS)


8. LONG-TERM DEBT

                                                                   DECEMBER 31,
                                                                       1996
                                                                   ------------
   Note payable, 8% fixed interest, semi-annual principal pay-
    ments, due September 1, 1999..................................    $  300
   Credit Agreement
     Line of credit...............................................       432
     Acquisition note.............................................       773
     Term loan A facility.........................................       917
     Term loan B facility.........................................       523
     Other........................................................        29
                                                                      ------
       Total long-term debt.......................................     2,974
     Less: current portion........................................       765
                                                                      ------
       Total......................................................    $2,209
                                                                      ======

CREDIT AGREEMENT

  In connection with the Companies 1996 Acquisitions (Note 3), the Companies entered into a new Credit Agreement in January of 1996. The Credit Agreement consists of a $700 Line of Credit; a $850 Acquisition Note; a $1,100 Term A Facility, payable in thirty-five equal monthly installments beginning March 1996; and a $584 Term Loan B Facility, payable in thirty-seven monthly installments of $6 beginning March 1996, with a balloon payment due April 1999. Borrowings under the Credit Agreement are restricted to only provide for working capital requirements of the Companies and fund future permitted acquisitions and capital expenditures. As of December 31, 1996, $346 was available to be borrowed under the Credit Agreement. The Credit Agreement expires in April of 1999.

  A portion of the proceeds from the Credit Agreement were used to pay down the Companies' outstanding debt under the previous credit facilities.

  Interest--Borrowings under the Credit Agreement bear interest at 1% above the banks prime interest rate (the "Prime Rate") (9.25% rate as of December 31, 1996). In addition, the Companies shall pay 3% of annual gross revenues generated by all permitted acquisitions financed by proceeds from the Acquisition Note.

  Termination--The Credit Agreement may be terminated at any time after the first two years without a penalty or premium. If borrowings under the Credit Agreement are pre-paid within the first two years, the Companies must pay a prepayment penalty of up to 2% of the total amounts available under the Credit Agreement. In addition, the Companies are required to pay the bank 3% of the average monthly gross revenues of the permitted acquisition multiplied by the number of months remaining in the term of the Credit Agreement.

  Amendment--In January of 1997, the Credit Agreement was amended to increase the borrowings available under the line of credit to $850.

  As of December 31, 1996, the scheduled future principal payments of long-term debt are as follows:

     1997................................................................ $  765
     1998................................................................    747
     1999................................................................  1,462
                                                                          ------
                                                                          $2,974
                                                                          ======

                       SUN SERVICES OF AMERICA, INC. AND
                        R. BODDEN COIN-OP-LAUNDRY, INC.

              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
                            (DOLLARS IN THOUSANDS)

9. EMPLOYEE BENEFIT PLAN

  The Companies maintain a qualified profit sharing/401(k) plan (the "Plan") covering substantially all employees. The Companies' contributions to the Plan are at the discretion of the Board of Directors. Costs under the Plan amounted to $4 for the year ended December 31, 1996.

10. COMMITMENT AND CONTINGENCIES

  Operating Leases--The Companies lease facilities under three non-cancelable operating leases. Total lease expense incurred for the year ended December 31, 1996 was approximately $74. These leases expire during fiscal 1998. The future minimum payments under these leases are $77 and $55 in 1997 and 1998, respectively.

  Guaranteed Commissions--The Companies operate coin laundry routes under various lease agreements in which the Companies are required to make minimum guaranteed commission payments to the respective property owners. During 1996, the Companies made guaranteed commission payments of approximately $150 as required under certain lease agreements.

  Litigation--The Companies are involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Companies ultimate liability, if any, under pending litigation would not materially affect their financial condition or the results of their operations.

10. RELATED PARTY

  Periodically, the Companies make loans to their sole shareholder. The balance of these shareholder loans is included on the accompanying balance sheet as due from shareholder. The due from shareholder balance at December 31, 1996 included approximately $36 of interest imputed at 6%.

11. SUBSEQUENT EVENT (UNAUDITED)

  On April 17, 1997, Mac-Gray Corporation acquired all of the outstanding common stock of Sun Services of America, Inc. and R. Bodden Coin-Op-Laundry, Inc., in exchange for 612,026 shares of its common stock ($7,797 approximate value), approximately $2,170 in cash, $850 of a deferred obligation and the assumption of outstanding indebtedness of the Companies of approximately $2,787.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER  DOCUMENT DESCRIPTION
 ------- --------------------
   2.1   Agreement and Plan of Merger, dated as of December 22, 1997, by and among Mac-Gray Corporation, MI Acquisition Corp., Intirion Corporation
         and Robert P. Bennett (2.1).*
   2.2   Stock and Asset Purchase Agreement, dated as of March 4, 1998, by and among Mac-Gray Services, Inc., Amerivend Corporation, Amerivend
         Southeast Corporation, Gerald E. Pulver and Gerald E. Pulver Grantor
         Retained Annuity Trust. Pursuant to Item 601(b)(2) of Regulation S-K,
         the Schedules referred to in the Stock and Asset Purchase Agreement are omitted (10.24).*
   3.1   Amended and Restated Certificate of Incorporation (3.1).+
   3.2   By-laws (3.2).+
   4.1   Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1).+
  10.1   Stockholders' Agreement dated as of April 17, 1997 by and among the
         Registrant and certain stockholders of the Registrant (10.1).+
  10.2   Stockholders' Agreement dated as of June 26, 1997 by and among the
         Registrant and certain stockholders of the Registrant (10.2).+
  10.3   Agreement and Plan of Merger dated as of April 17, 1997 by and among the Registrant and the other parties named therein (10.3).+
  10.4   Credit Agreement dated April 17, 1997, by and among the Registrant, the other Borrowers (as defined therein), the lenders named therein and State Street Bank and Trust Company, as agent (10.4).+
  10.5   Security Agreement dated as of April 17, 1997 by and among the
         Registrant, the other Borrowers (as defined therein) and the Banks (as defined therein) (10.5).+
  10.6   Revolving Line of Credit Note dated April 17, 1997 issued by the
         Registrant in favor of the Banks (as defined therein) (10.6).+
  10.7   Pledge Agreement dated as of April 17, 1997 by and among the
         Registrant and the Banks (as defined therein) (10.7).+
  10.8   Confidentiality and Noncompetition Agreement dated as of September 4,
         1990, as amended on March 25, 1993, by and between the Registrant and
         Caldwell and Gregory, Inc. (10.8).+
  10.9   Consulting Agreement dated as of April 17, 1997 by and among the
         Registrant and Jeffrey C. Huenink (10.9).+
  10.10  Noncompetition Agreement dated as of April 17, 1997 by and among
         Registrant and Jeffrey C. Huenink (10.10).+
  10.11  Form of Noncompetition Agreement between the Registrant and its executive officers (10.11).+
  10.12  Form of Maytag Licensing Agreement for "Red Carpet Service" (10.12).+
  10.13  Form of Maytag Distributorship Agreements (10.13).+
  10.14  Promissory Note dated December 31, 1992 issued by the Registrant in favor of Donald M. Shaw (10.14).+
  10.15  Consulting and Noncompete Agreement dated December 31, 1992 by and between Donald M. Shaw and the Registrant (10.15).+
  10.16  The Registrant's 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits) (10.16).+
  10.17  Form of Director Indemnification Agreement between the Registrant and each of its Directors (10.17).+

 EXHIBIT
 NUMBER  DOCUMENT DESCRIPTION
 ------- --------------------
  10.18  Form of Registration Rights Agreement by and among the Registrant,
         Robert P. Bennett, Gelco Corporation, Eastech II Limited Partnership
         and Eastech III Limited Partnership (10.18).*
  10.19  Form of Escrow Agreement by and among the Registrant, Gelco
         Corporation, Michael Shanahan, the former securityholders of Intirion
         Corporation and State Street Bank and Trust Company, as escrow agent
         (10.19).*
  10.20  Voting Agreement by and between the Registrant and each of Robert P.
         Bennett, Eastech II Limited Partnership and Eastech III Limited
         Partnership (10.20).*
  10.21  Voting Agreement by and between the Registrant and Gelco Corporation
         (10.21).*
  10.22  Form of Noncompetition Agreement by and between the Registrant and
         Robert P. Bennett (10.22).*
  10.23  Distribution Agreement by and between Schlumberger Technologies, Inc.
         and Mac-Gray Services, Inc., dated as of October 27, 1997 (certain portions of this exhibit were omitted pursuant to the grant of a request for confidential treatment) (10.23).*
  21.1   Subsidiaries of the Registrant.
  23.1   Consent of Price Waterhouse LLP.
  27.1   Financial Data Schedules.

  Certain exhibits indicated above are incorporated by reference to documents of Mac-Gray on file with the Commission. Each exhibit marked by a cross (+) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-1 (No. 333-33669) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1. Each exhibit marked by an asterisk (*) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-4 (No. 333-45899) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-4.