Form 10-Q
period 1998-03-31
MAC-GRAY CORP
filed 1998-05-14
CIK 1038280

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  (Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
                                  ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                               ACT OF 1934

               for the transition period from _______ to _______


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

                             Yes     X      No
                                   -----       -----

      The number of shares outstanding of each of the issuer's classes of common stock as of the close date of business on March 31, 1998:


            Class                             Number of shares
            -----                             ----------------
Common Stock, $.01 Par Value                  13,174,118

                                     INDEX
                                     -----


PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Consolidated Balance Sheets at March 31, 1998 (unaudited) and December 31, 1997

                   Consolidated Income Statement for the Three Months Ended March 31, 1998 and 1997 (unaudited)

                   Consolidated Statement of Stockholders' Equity for the three months ended March 31, 1998 (unaudited)

                   Consolidated Statements of Cash Flows for the three Months Ended March 31, 1998 and 1997 (unaudited)

                   Notes to Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

          Signature

Item 1.  Financial Statements

                              MAC-GRAY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         MARCH 31,              DECEMBER 31,
                                                                                            1998                    1997
                                                                                      ----------------        ----------------
                                                                                        (unaudited)

Assets
Current assets:
     Cash and cash equivalents                                                               $  4,335                 $ 3,774
     Trade receivables, net of allowance for doubtful accounts                                  6,723                   6,570
     Inventory of finished goods                                                                7,934                   7,208
     Deferred income taxes                                                                        357                     571
     Prepaid expenses and other current assets                                                  3,358                   2,377
                                                                                             --------                 -------
          Total current assets                                                                 22,707                  20,500
     Property, plant and equipment, net                                                        45,012                  43,615
     Intangible assets, net                                                                    28,229                  28,648
     Prepaid commissions and other assets                                                       5,002                   5,080
                                                                                             --------                 -------
          Total assets                                                                       $100,950                 $97,843
                                                                                             ========                 =======


LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                          5,289                 $ 7,922
     Current portion of capital lease obligations                                                 440                     476
     Accounts payable                                                                           3,508                   7,825
     Accrued commissions                                                                        5,642                   5,585
     Accrued expenses                                                                           2,683                   2,631
     Deferred revenues and deposits                                                             1,437                     102
                                                                                             --------                 -------
          Total current liabilities                                                            18,999                  24,541
Long-term debt                                                                                 13,829                   5,395
Long-term capital lease obligations                                                               551                     491
Deferred income taxes                                                                           5,488                   5,329
Deferred retirement obligation                                                                  1,026                   1,052
Other liabilities                                                                                 260                     429
Commitments and contingencies (Note 4)                                                              -                       -
Redeemable common stock, 612,026 shares                                                         7,797                   7,797
Senior redeemable preferred stock                                                                   -                   4,507
Stockholders' equity:
     Preferred stock of Mac-Gray Corporation ($.01 par value, 5,000,000 shares
        authorized, no shares outstanding)                                                          -                       -
     Common stock of Mac-Gray Corporation ($.01 par value, 30,000,000 shares authorized, 12,562,092 (unaudited) and 12,285,568 shares issued and
       outstanding at March 31, 1998 and December 31, 1997, respectively)                         126                     123
     Additional capital                                                                        56,346                  52,524
     Accumulated deficit                                                                       (3,472)                 (4,345)
                                                                                             --------                 -------
          Total stockholders' equity                                                           53,000                  48,302
                                                                                             --------                 -------
Total liabilities, redeemable stock and stockholders' equity                                 $100,950                 $97,843
                                                                                             ========                 =======





   The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
                   CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                     Pro forma three
                                                                              Three months ended      months ended
                                                                                  March 31,            March 31,
                                                                            1998           1997          1997
                                                                            ----           ----          ----

Revenue                                                                     $27,989       $27,237       $22,658
Cost of revenue:
     Commissions                                                              9,154         7,256         7,256
     Route expenditures                                                       3,632         3,246         2,976
     Depreciation and amortization                                            2,824         1,874         2,082
     Cost of product sales                                                    4,666         7,282         3,776
                                                                            -------       -------       -------
          Total cost of revenue                                              20,276        19,658        16,090
                                                                            -------       -------       -------

Operating expenses:
     General and administration                                               1,798         1,701         1,647
     Sales and marketing                                                      2,409         2,522         2,136
     Depreciation                                                               181           178           167
     Merger-related costs                                                       884             -             -
                                                                            -------       -------       -------
          Total operating expenses                                            5,272         4,401         3,950
                                                                            -------       -------       -------

Income from operations                                                        2,441         3,178         2,618
     Interest expense, net                                                     (315)         (689)         (648)
     Other income (expense), net                                                 20            (4)           (4)
                                                                            -------       -------       -------

     Income before provision for income taxes                                 2,146         2,485         1,966
     Provision for income taxes                                              (1,154)         (178)         (166)
                                                                            -------       -------       -------

Net income before accretion and dividends on redeemable
    preferred stock                                                         $   992       $ 2,307       $ 1,800
                                                                            -------       -------       -------
Accretion and dividends on redeemable preferred stock                       $    62       $   161       $   124
                                                                            -------       -------       -------
Net income available to common stockholders                                 $   930       $ 2,146       $ 1,676
                                                                            =======       =======       =======
Net income per common share                                                   $0.08         $0.28         $0.22
                                                                            =======       =======       =======
Weighted average common shares outstanding                                   12,188         7,554         7,554
                                                                            =======       =======       =======
Net income per common share--assuming dilution                                $0.07         $0.28         $0.22
                                                                            =======       =======       =======
Weighted average common shares outstanding--assuming dilution                12,657         7,686         7,686
                                                                            =======       =======       =======

PRO FORMA TAX ADJUSTED DATA (NOTE 5):
     Income before provision for income taxes                                              $2,485       $ 1,966
     Provision for income taxes                                                              (802)         (787)
                                                                                          -------       -------
     Pro forma tax adjusted net income                                                     $1,683       $ 1,179
                                                                                          =======       =======
     Pro forma tax adjusted net income
       available to common stockholders                                                    $1,522       $ 1,055
                                                                                          =======       =======

     Pro forma tax adjusted net income available
       to common stockholders per common share                                              $0.20         $0.14
                                                                                          =======       =======

     Pro forma tax adjusted net income available to
       common stockholders per common share--assuming dilution                              $0.20         $0.14
                                                                                          =======       =======




   The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                    Common stock
                                                   ---------------                         Retained
                                             Number of                    Additional       earnings
                                              shares          Value        capital        (deficit)          Total
                                              ------          -----        -------        ---------          -----
Balance, December 31, 1997                  12,285,568         $123        $52,524         $(4,345)          $48,302
  Net income available to common
    stockholders                                     -            -              -             930               930
  Inclusion of Intirion's net equity
    activity for the six months
    ended December 31, 1997                          -            -            (13)             15                 2
  Exchange of Intirion preferred
     shares for Mac-Gray common
     stock                                     275,224            3          3,821               -             3,824
  Intirion dividends paid                            -            -              -             (72)              (72)
  Options exercised                              1,300            -             14               -                14
                                            ----------     --------        -------         -------           -------
Balance, March 31, 1998                     12,562,092         $126        $56,346         $(3,472)          $53,000
                                            ========================================================================




   The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     Three Months Ended
                                                                                                         March 31,
                                                                                                ----------------------------
                                                                                                1998                    1997
                                                                                                -----                   ----
Cash flows from operating activities:
  Net income                                                                                      $   992                 $ 2,307
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                                 3,005                   2,052
      (Gain) loss on sale of assets                                                                  (128)                     47
      Deferred income taxes                                                                           374                       -
  Decrease (increase) in accounts receivable                                                          174                    (862)
  Decrease (increase) in inventory                                                                   (407)                  1,773
  Increase in prepaid expenses and other assets                                                      (895)                 (1,389)
  Decrease in accounts payable,
    accrued commissions and accrued expenses                                                       (3,089)                 (4,705)
  (Decrease) increase in deferred rental revenue and customer deposits                             (1,115)                  3,278
                                                                                                  -------                 -------
          Net cash flows (used in) provided by operating
            activities                                                                             (1,089)                  2,501
                                                                                                  -------                 -------
Cash flows from investing activities:
  Capital expenditures                                                                             (2,253)                 (4,231)
  Acquisition of businesses                                                                        (1,223)                      -
  Proceeds from sales of property and
    equipment                                                                                         428                     533
                                                                                                  -------                 -------
          Net cash flows used in investing
            activities                                                                             (3,048)                 (3,698)
                                                                                                  -------                 -------
Cash flows from financing activities:
  Principal payments on long-term debt and
    capital lease obligations                                                                      (4,174)                   (505)
  Advances on line-of-credit, net of debt assumed                                                   8,931                   2,360
  Contribution of capital and proceeds from sale of common stock                                       13                       -
  Cash dividends paid                                                                                 (72)                   (224)
                                                                                                  -------                 -------
          Net cash flows provided by financing
            activities                                                                              4,698                   1,631
                                                                                                  -------                 -------
Increase in cash and cash
  equivalents                                                                                         561                     434
Cash and cash equivalents, beginning of period                                                      3,774                   2,844
                                                                                                  -------                 -------
Cash and cash equivalents, end of period                                                          $ 4,335                 $ 3,278
                                                                                                  =======                 =======



Supplemental Information:

  No cash adjustment is reflected in the 1998 amounts for the period July 1 through December 31, 1997 for Intirion, since Intirion's ending cash balance at June 30, 1997 and December 31, 1997 was $0.



   The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.   BASIS OF PRESENTATION

In the opinion of management of Mac-Gray Corporation (the "Company" or "Mac-Gray"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) which are, in the opinion of management, necessary to present fairly the Company's financial position as of March 31, 1998 and December 31, 1997 and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997. The unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the Company's fiscal 1997 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

On April 17, 1997, Mac-Gray Co., Inc. and Mac-Gray, L.P. were reorganized to create Mac-Gray. Mac-Gray acquired all of the outstanding common stock of Mac-Gray Co., Inc. and all of the outstanding limited partnership interest of Mac-Gray, L.P. in exchange for 6,367,800 shares of Mac-Gray's common stock. Concurrently, Mac-Gray, L.P. was merged with and into Mac-Gray Co., Inc. which continues to operate as a wholly owned subsidiary of Mac-Gray and is now known as Mac-Gray Services, Inc. The unaudited March 31, 1998 financial statements are reflective of the reorganization of the Company, and also include the combined results of Sun Services of America, Inc. and R. Bodden Coin-Op Laundry, Inc., for the period subsequent to the acquisition on April 17, 1997.

On March 12, 1998, Intirion Corporation ("Intirion") was acquired by Mac-Gray in a transaction accounted for as a pooling of interests. The accompanying consolidated financial statements have been prepared to give retroactive effect to the pooling transaction and include the accounts of Mac-Gray, Intirion and their respective wholly owned subsidiaries. Mac-Gray issued 1,592,992 shares of common stock and paid $1,033 in cash in exchange for all of the outstanding equity securities of Intirion. Costs directly associated with the pooling transaction of $884 were incurred in the three months ended March 31, 1998. These costs include legal, accounting and severance costs directly associated with the pooling transaction and are classified as merger-related costs on the income statement. Additionally, $123 of sales and marketing expenses and $66 of general and administrative expenses incurred by Intirion Corporation in the three months ended March 31, 1998 are considered to be non-recurring as they were directly attributable to the individuals whose employment was terminated subsequent to the transaction.

Due to the differing year ends of Mac-Gray and Intirion, financial information for dissimilar periods has been combined in the consolidated financial statements. As such, the historical annual financial statements were restated by combining the June 30 financial statements of Intirion with the December 31 financial statements of Mac-Gray. Intirion's results of operations for its three months ended September 30, 1996 were combined with Mac-Gray's results of operations for the three months ended March 31, 1997, and Intirion's balance sheet at June 30, 1997 was combined with Mac-Gray's balance sheet at December 31, 1997. Pro forma consolidated results of operations for the three months ended March 31, 1997 have also been presented. Pro forma consolidated data reflects the results of operations for the three months ended March 31, 1997 for Mac-Gray consolidated with the three months ended March 31, 1997 for Intirion and has been presented for informational purposes.

                              MAC-GRAY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


No adjustments to the net assets of the combining companies were required to adopt the same accounting practices and there were no intercompany transactions between Mac-Gray and Intirion prior to the combination. During the current quarter, an adjustment was required to record Intirion's net equity activity for the six months ended December 31, 1997 in order to change the fiscal year of Intirion from June to December. This adjustment is presented on the consolidated statement of stockholders' equity.

The following table reconciles the revenues and net income previously reported by Mac-Gray prior to the Intirion combination to the results currently reported in the 10-Q.

                                         Three Months Ended
                           ---------------------------------------------------
                           March 31, 1997  September 30, 1996   March 31, 1997
                              Mac-Gray          Intirion          as Reported
                           --------------  -------------------  ---------------

     Net Revenues                 $18,834              $8,403          $27,237
     Net Income (Loss)            $ 1,805              $  502          $ 2,307

                                         Three Months Ended
                           ---------------------------------------------------
                           March 31, 1997  March 31, 1997       March 31, 1997
                             Mac-Gray        Intirion             (pro forma)
                           --------------  ------------------   --------------

     Net Revenues                 $18,834              $3,824          $22,658
     Net Income (Loss)            $ 1,805              $   (5)         $ 1,800

2.   LONG TERM DEBT

On April 17, 1997, Mac-Gray entered into a credit agreement (the 1997 Credit Facility) with a bank which provides for borrowings under (i) a revolving line of credit and term loan facility and (ii) a revolving working capital line of
credit facility of up to $45,000 and $5,000, respectively.   The balance
outstanding under the Credit Facility was $8,254 and $0 at March 31, 1998 and December 31, 1997, respectively. The interest rate was 8.0% at March 31, 1998 and December 31, 1997.

Through Intirion, the Company had outstanding borrowings of $1,994 at March 31, 1998 and $2,525 at December 31, 1997, pursuant to a secured demand line of credit agreement with a bank that allows for maximum borrowings of $7,500 at March 31, 1998 and December 31, 1997. Through Intirion, the Company also had outstanding borrowings of $1,460 at March 31, 1998 and $3,694 at December 31, 1997, pursuant to a secured demand line with Intirion's primary supplier relating to the purchase of finished goods.

Long term debt also includes various notes payable totaling $5,210 at March 31, 1998 and $4,538 at December 31, 1997, and various unsecured notes payable to former shareholders totaling $2,200 at March 31, 1998 and $2,560 at December 31, 1997.


3.   DEFERRED RETIREMENT OBLIGATION

The deferred retirement obligation at March 31, 1998 and December 31, 1997 relates to payments due to a former shareholder of the Company in connection with a retirement agreement which provides for annual payments of $104 until the death of the former shareholder. The liability at March 31, 1998 and December 31, 1997 has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

                              MAC-GRAY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4.   COMMITMENTS AND CONTINGENCIES

Guarantee of Indebtedness At December 31, 1997, Mac-Gray Co., Inc. was a guarantor on a line of credit for a customer in the amount of $706, and recorded a contingency reserve of $250 for estimated losses on the guarantee. The guarantee was secured by a pledge of the borrowing company's assets. During the three months ended March 31, 1998, the customer defaulted on the line of credit and the Company succeeded to the assets and assumed the liabilities of the customer in accordance with the guarantee and related agreements. At March 31, 1998, the fair market value of the customer's assets and a liability of $677 were recorded on the Company's financial statements and a loss was recorded against the reserve. In April 1998, the customer's liability to its creditor was paid in full by Mac-Gray.


5.   PRO FORMA TAX ADJUSTED DATA

Pro forma tax adjusted data reflects adjustments to the consolidated statements of income for the three months ended March 31, 1997. Such adjustments consider the effect of the Company's operations as if the Company was subject to federal and state income taxes on a corporate level. Prior to the Company's initial public offering, it operated as a Subchapter S corporation. As such, its income was not subject to federal taxation at the corporate level. The pro forma income tax provision and pro forma net income have been calculated as if the Company was subject to income taxation as a C corporation during the entire year.


6.   EARNINGS PER SHARE

Mac-Gray adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in 1997. In conjunction with the adoption of this standard, Mac-Gray has complied with Staff Accounting Bulletin No. 98 (SAB 98) issued by the Securities and Exchange Commission. Accordingly, earnings per share data have been restated for all periods presented to give effect to both pronouncements.


7.   SUBSEQUENT EVENTS

Long Term Debt On April 17, 1998, the outstanding bank debt of Intirion in the amount of $1,948 was retired using funds drawn on the 1997 Credit Facility. On April 23, 1998, the outstanding debt under the 1997 Credit Facility was refinanced under a new revolving line of credit and term loan facility (the 1998 Senior Secured Credit Facility). The 1998 Senior Secured Credit Facility provides for borrowings under a revolving line of credit of up to $90,000, and converts to a term loan after three years. Outstanding indebtedness under the 1998 Senior Secured Credit Facility bears interest at the Company's option, at a rate equal to the prime rate minus .5% or LIBOR plus the applicable margin (either (i) 1.5% for loans outstanding which aggregate less than $50,000, or (ii) 1.75% for loans outstanding which exceed $50,000), or Cost of Funds (COF) plus the applicable margin. The 1998 Senior Secured Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The 1998 Senior Secured Credit Facility is secured by pledges of the capital sock of the Company's subsidiaries and a lien on the assets of the Company.

On April 23, 1998, Mac-Gray acquired one hundred percent of the outstanding capital stock of Copico, Inc. ("Copico"). Copico is a provider of card and coin-operated reprographics equipment and services to the academic and public library markets in New England, New York and Florida. The purchase price was 250,000 shares of Mac-Gray common stock and $10,950 in cash, less the assumption of certain debt. The acquisition was accounted for as a purchase transaction.

                              MAC-GRAY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


On April 24, 1998, Mac-Gray acquired one hundred percent of the outstanding capital stock of Amerivend Corporation and the assets of Amerivend Southeast Corporation for approximately $33,500 in cash, including the payment of certain debt. The acquisition was accounted for as a purchase transaction.


8.   NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" (SFAS 130) in June 1997. The Company adopted SFAS 130 for fiscal 1998. SFAS requires presentation of certain information related to comprehensive income. For the three months ended March 31, 1998 and 1997, the Company had no other comprehensive income as defined by SFAS 130, therefore there is no impact on the Company's balance sheet and income statement.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which requires that certain additional information related to operating segments be reported. The Company will adopt SFAS 131 for fiscal year ending December 31, 1998, as disclosure of this information for interim periods is not required in the year of adoption.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include: implementation of acquisition strategy; integration of acquired businesses; ability to meet future capital requirements; dependence upon certain suppliers; lease renewals; retention of senior executives; market acceptance of new products and services; and those factors discussed in Mac-Gray's filings with the Securities and Exchange Commission ("SEC"). The historical financial information presented herein represents the consolidated results of Mac-Gray including the consolidated results of Intirion for all periods presented, and the combined results of Sun Services of America, Inc. and R. Bodden Coin-Op Laundry, Inc., for the period subsequent to the acquisition on April 17, 1997 (the Sun Services Acquisition). The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto presented elsewhere in this report and with the annual financial statements and related notes previously filed with the SEC on its Annual Report on Form 10-K.

OVERVIEW
--------

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

Mac-Gray also derives revenue as a distributor and servicer of commercial laundry equipment manufactured by Maytag Corporation, and sells laundry equipment manufactured by American Dryer, The Dexter Company, and Whirlpool Corporation to provide several alternatives in machine type, cost and capacity. Additionally, the Company sells or rents laundry equipment to restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities

On March 12, 1998, Mac-Gray completed its acquisition of Intirion, which has been accounted for as a pooling of interests. Through Intirion, the Company sells its proprietary MicroFridge(R) product which is a combination refrigerator/freezer/microwave oven utilizing patented circuitry. The product is marketed throughout the United States to colleges and universities, the federal government, mid range hotels and motels and to builders of assisted living facilities. All of Intirion's products are manufactured by outside suppliers. In addition, Intirion also rents its products on a year to year basis to students living in college and university residence halls.

RECENT DEVELOPMENTS
-------------------

On April 23, 1998, the Company's existing credit facility was refinanced under a new revolving credit and term loan facility (the 1998 Senior Secured Credit Facility). See "Liquidity and Capital Resources."

Pursuant to a stock purchase agreement dated March 31, 1998, Mac-Gray acquired one hundred percent of the capital stock of Copico, Inc. (Copico) on April 23, 1998 for 250,000 shares of Mac-Gray common stock and $10.95 million in cash, less the assumption of certain debt. Founded in 1978, Copico is a major provider of card and coin-operated reprographics equipment and services to the academic and public library markets in New England, New York and Florida. Copico provides and services copiers, laser printers and microform reader-printers for the libraries of colleges, universities and graduate schools. Copico also is the sole provider of reprographics services to the New York public library system, as well as other public libraries. Copico had revenues of approximately $7.1 million for its fiscal year ended January 31, 1998 and has operations facilities in Canton, Massachusetts, New York, New York, and Miramar, Florida. Mac-Gray funded the cash portion of the purchase price by drawing on the 1998 Senior Secured Credit Facility. See "Liquidity and Capital Resources".

Pursuant to a stock purchase agreement dated March 4, 1998, Mac-Gray acquired one hundred percent of the outstanding capital stock of Amerivend Corporation and the assets of Amerivend Southeast Corporation (collectively, Amerivend) on April 24, 1998 for approximately $33.5 million in cash, including the payment of certain debt. Amerivend is a provider of card and coin-operated laundry equipment in Florida and Georgia. Amerivend is also the principal distributor of Maytag commercial laundry products in Alabama, Georgia and Florida. Founded in 1959, Amerivend had 1997 revenues of $18.6 million and has offices in Miami, Orlando, and Tampa, Florida and Atlanta, Georgia. The purchase price was funded by drawing on the 1998 Senior Secured Credit Facility. See "Liquidity and Capital Resources".


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 AND PRO FORMA THREE MONTHS ENDED MARCH 31, 1997

Due to the differing year ends of Mac-Gray and Intirion, the three months ended March 31, 1997 represents consolidated results for the period from January, 1997 through March, 1997 for Mac-Gray consolidated with the three month period from July, 1996 through September, 1996 for Intirion. The pro forma three months ended March 31, 1997 represents consolidated results for the period from January, 1997 through March, 1997 for both Mac-Gray and Intirion. The three months ended March 31, 1998 represents consolidated results for the period from January, 1998 through March, 1998 for both Mac-Gray and Intirion.

Revenue. Revenue increased by $752,000, or 3%, to $27,989,000 for the three months ended March 31, 1998 from $27,237,000 for the three months ended March 31, 1997. Revenue increased by $5,331,000, or 24%, from $22,658,000 for the pro forma three months ended March 31, 1997. Route Revenue increased $3,837,000, due to the expansion of existing operations and the additional revenues from the laundry route businesses acquired during 1997. Product sales decreased by $3,976,000, from the three months ended March 31, 1997 to the three months ended March 31, 1998. This decrease was a result of the comparison of dissimilar periods for 1997 and 1998, since Intirion historically experiences stronger product sales to the college and university market during the period from July to September than during January through March. Product sales from the pro forma three months ended March 31, 1997 to the three months ended March 31, 1998 increased by $1,266,000. This increase was primarily due to the increase in existing business, as a result of increased sales and marketing efforts, and from sales by the businesses acquired during 1997. Rental Revenue increased by $891,000 to $1,568,000 for the three months ended March 31, 1998 from the three months ended March 31, 1997, and by $228,000 from the pro forma three months ended March 31, 1997.

Commissions. Commissions increased by $1,898,000, or 26%, to $9,154,000 for the three months ended March 31, 1998 from $7,256,000 for the three months ended March 31, 1997. This increase was primarily attributable to an increase in Route Revenue, since commissions are generally paid based upon a percentage of revenue earned in the Company's laundry rooms.

Route Expenditures. Route expenditures, which are primarily variable expenses which change with the increases and decreases in revenue and include costs associated with installing and servicing machines, as well as the costs of collecting, counting and depositing the revenue, increased by $386,000, or 12%, to $3,632,000 for the three months ended March 31, 1998 from $3,246,000 for the three months ended March 31, 1997, and by $656,000 or 22% for the pro forma three months ended March 31, 1997. The increase was due to the general increase in revenue, which resulted in increased servicing, collecting, counting and depositing activity, and to the addition of branch locations as a result of acquisitions. The costs for the three months ended March 31, 1997 were higher than the costs for the pro forma three months ended March 31, 1997 due to the historically higher costs incurred by Intirion during the period from July through September for the rental program to the college and university market.

Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization included as a component of cost of revenue, as well as depreciation which is included as an operating expense. Aggregate depreciation and amortization increased by 46%, to $3,005,000 for the three months ended March 31, 1998 from $2,052,000 for the three months ended March 31, 1997, and by $756,000 from the pro forma three months ended March 31, 1997. The increase was primarily attributable to the acquisitions of businesses during 1997, which resulted in additional machines to depreciate, as well as an increase in intangible assets to amortize, and the placement of additional machines at the Company's existing locations.

Cost of Product Sales. Cost of product sales decreased by $2,616,000, or 36%, to $4,666,000 for the three months ended March 31, 1998 from $7,282,000 for the three months ended March 31, 1997, and increased by $890,000 from the pro forma three months ended March 31, 1997. These changes correspond to the changes in product sales revenue.

General and Administration. General and administration expenses increased by $97,000, or 6%, to $1,798,000 for the three months ended March 31, 1998 from $1,701,000 for the three months ended March 31, 1997, and by $151,000 from the pro forma three months ended March 31, 1997. These changes resulted from increased professional fees incurred by Mac-Gray, and the addition of administrative personnel at both Mac-Gray and Intirion to handle the business growth.

Sales and Marketing. Sales and marketing expense decreased by $113,000, or 4%, to $2,409,000 for the three months ended March 31, 1998 from $2,522,000 for the three months ended March 31, 1997. This decrease resulted from the significant temporary increase in Intirion's sales and marketing personnel necessary to handle the strong sales to the college and university market during July through September. Sales and marketing expense increased by $273,000 from the pro forma three months ended March 31, 1997 to the three months ended March 31, 1998. The increase was attributable to the expansion of the marketing department and an increase in the number of field sales representatives.

Merger-Related Costs. One-time, non-recurring costs associated with the acquisition of Intirion, which was accounted for as a pooling transaction, totaled $884,000 in the three months ended March 31, 1998.

Interest Expense. Interest expense, net of interest income, decreased by $374,000, or 54%, to $315,000 for the three months ended March 31, 1998 from $689,000 for the three months ended March 31, 1997, and by $333,000 from the pro forma three months ended March 31, 1997. A portion of the net proceeds received from the Company's initial public offering (IPO) in October, 1997 were used to reduce existing indebtedness of the Company under the 1997 Credit Facility (as hereinafter defined) and resulted in reduced interest expense for the first quarter of 1998.

Income Tax Expenses. Income tax expense increased by $976,000, to $1,154,000 for the three months ended March 31, 1998 from $178,000 for the three months ended March 31, 1997 and by $988,000 from the pro forma three months ended March 31, 1997 due to the termination of Mac-Gray's S corporation status concurrent with the IPO. Upon termination of the S corporation status, Mac-Gray became subject to federal and state income taxes, with a statutory rate of approximately 40%. As the historical income tax provision for Mac-Gray prior to the termination of the S corporation status was established only to provide for income taxes in states that do not recognize Subchapter S corporations, the income tax provision recorded in the first quarter of 1998 was significantly higher than the amount recorded in the
corresponding period in 1997.   The effective tax rate of 54% for the quarter
ended March 31, 1998 exceeded the statutory rate primarily as a result of certain merger-related costs which are not deductible for tax purposes.

SEASONALITY
-----------

The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market represent approximately thirty-five percent (35%) of the Company's total revenue. Route and rental revenues are derived substantially during the school year which includes the first, second and fourth calendar quarters. Conversely, the Company increases its operating expenditures during the third calendar quarter when colleges and universities are not in session as a result of Mac-Gray's increased product installation activities. Product sales to this market are also high during the third calendar quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Mac-Gray's primary sources of cash have been operating activities, bank borrowings, and the proceeds of the IPO. The Company's primary uses of cash have been acquisitions, capital expenses including the purchase of new laundry machines, Microfridge(R) equipment, and smart card based payment systems, the payment of a dividend of $9,000,000 to the Company's shareholders prior to the IPO in October, 1997 and the repayment of the 1997 Credit Facility. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on any outstanding indebtedness, as well as capital expenditures. Funds available under the 1998 Senior Secured Credit Facility were used as needed to finance the recent acquisitions of Amerivend and Copico. The Company also anticipates that it will use additional funds available to it under the 1998 Senior Secured Credit Facility to finance additional possible acquisitions, larger capital expenditures and, as needed, working capital.

Cash flows (used in) provided by operations were ($1,089,000) and $2,501,000 for the three months ended March 31, 1998 and 1997, respectively, including dissimilar periods in 1997. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, commissions, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The Company also incurred costs as a result of the Mac-Gray and Intirion pooling transaction.

Cash used in investing activities was $3,048,000 and $3,698,000 for the three
months ended March 31, 1998 and 1997 respectively.   Mac-Gray invested
$1,223,000 in connection with the Intirion merger and a small route acquisition during the three months ended March 31, 1998. Capital expenditures were $2,253,000 and $4,231,000 for the three months ended March 31, 1998 and 1997, respectively.

Net cash flows from financing activities were $4,698,000 and $1,631,000 for the three months ended March 31, 1998 and 1997, respectively. Financing activities for those periods consist primarily of proceeds from and repayments of bank borrowings, capital stock transactions, and payments of dividends.

Until April 23, 1998, the Company maintained a $50 million revolving line of credit with State Street Bank and Trust Company and CoreStates Bank, N.A. (the "1997 Credit Facility"). The Company was in material compliance with all covenants of that facility, or received a written waiver with respect to any non-compliance therewith, for the three months ended March 31, 1998. On April 23, 1998, the Company refinanced the amounts outstanding under the 1997 Credit Facility with the proceeds of a new revolving line of credit and term loan facility (the 1998 Senior Secured Facility) with State Street Bank and Trust Company, CoreStates Bank, N.A. and BankBoston, N.A. The 1998 Senior Secured Credit Facility provides for borrowings under a revolving line of credit of up to $90,000,000, and converts to a term loan after three years. The term loan has a weighted five year amortization schedule with a balloon payment due after the second year of the term loan. Outstanding indebtedness under the 1998 Senior Secured Credit Facility bears interest at the Company's option, at a rate equal to the prime rate minus .5% or LIBOR plus the applicable margin (either (i)1.5% for loans outstanding which aggregate less than $50,000,000, or (ii) 1.75% for loans outstanding which exceed $50,000,000), or the Cost of Funds (COF) rate plus the applicable margin. The 1998 Senior Secured Credit Facility imposes certain financial and operational covenants on the Company, including restrictions on indebtedness, certain capital expenditures, investments and acquisitions, and on the Company's ability to pay dividends and to make distributions. The 1998 Senior Secured Credit Facility is secured by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries.

In connection with the Sun Services Acquisition in April, 1997, the Company issued 612,026 shares of Common Stock to the owner of Sun Services. As a privately owned Company issuing shares of its Common Stock which, at that point, were substantially illiquid, the Company provided the Sun Services owner with rights (the "Put Rights") to require the Company to repurchase the shares of Common Stock issued by the Company as consideration in the acquisition. The Company also received certain rights ( the "Call Rights") to repurchase such shares of Common Stock. Upon consummation of the initial public offering on October 22, 1997, the Call Rights and certain of the Put Rights terminated. The Company remains obligated to repurchase shares of Common Stock at a price of $12.74 per share in the event the holder or holders of such shares elect to exercise the Put Rights. Such remaining Put Rights expire on October 21, 2000. The Put Rights, if exercised would require the Company to purchase up to 612,026 shares of Common Stock, at a purchase price of $12.74 per share, representing an aggregate purchase price of up to approximately $7.8 million. In the event such Put Rights are exercised, the Company would likely fund the purchase price for such shares of Common Stock by incurring additional indebtedness under the 1998 Senior Secured Credit Facility.

The net proceeds from the initial public offering consummated on October 22, 1997 enabled the Company to repay its existing outstanding indebtedness under the 1997 Credit Facility. A $9,000,000 dividend of previously taxed earnings to the Company's shareholders prior to the IPO, which was paid in October, 1997, was also funded from the proceeds of the offering. The proceeds of the offering were also used to provide partial funding for two laundry route acquisitions which were completed in October and November,1997.

The Company believes that the amount available under the 1998 Senior Secured Credit Facility and cash flow generated by operations will be sufficient to fund the Company's normal working capital needs and capital expenditures for the foreseeable future. In addition, to the extent that the Company were to borrow all amounts then available to it under the 1998 Senior Secured Credit Facility in connection with one or more acquisitions or in connection with significant capital expenditures, either in the short-term or in the long-term, management believes that cash generated from operating activities will be sufficient to fund the Company's operating expenses and debt service needs for the foreseeable future. Additional financing, under the 1998 Senior Secured Credit Facility or otherwise, may, however, be required in connection with an acquisition or acquisitions which the Company may consummate in the future. To the extent that any such additional financing was needed, and could not be obtained on terms favorable to the Company, if at all, the Company's ongoing capital improvement efforts and acquisition activity would likely be reduced or delayed as cash generated from operating activities is used for operating expenses and debt service.

INFLATION

The Company does not believe that its financial performance has been materially affected by inflation.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
   (a)  Exhibits
        The following exhibits are being filed as part of this Form 10-Q:

         EXHIBIT NO.        DESCRIPTION
         -----------        -----------

            27              Financial Data Schedule

(b)  Reports on Form 8-K

     On March 5, 1998, the Company filed a Form 8-K announcing the signing of a Stock and Asset Purchase Agreement, pursuant to which it will acquire one hundred percent of the outstanding capital stock of Amerivend Corporation and the assets of Amerivend Southeast Corporation.

     On March 17, 1998, the Company filed a Form 8-K to announce the consummation of the merger with Intirion Corporation on March 12, 1998. The Form 8-K also reported the effect of the implementation of SAB 98 on fiscal 1997 earnings per share.

     On March 24, 1998, the Company filed a Form 8-K to provide the required financial statements and pro forma information as a result of the merger with Intirion Corporation. Included in the filing were financial statements for Intirion Corporation for the years ended June 30, 1995, 1996 and 1997 and for the six months ended December 31, 1997, and pro forma financial information for December 31, 1997 combining the entities on a pooling of interests basis.

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                         MAC-GRAY CORPORATION
May 14, 1998                             /s/  John S. Olbrych
                                         --------------------
                                         John S. Olbrych
                                         Treasurer and Chief Financial Officer