Form 10-Q
period 1998-06-30
MAC-GRAY CORP
filed 1998-08-12
CIK 1038280

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
                                  ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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

                             Yes     X      No ___
                                   -----

      The number of shares outstanding of each of the issuer's classes of common stock as of the close date of business on June 30, 1998:


              Class                              Number of shares
              -----                              ----------------
Common Stock, $.01 Par Value                         12,812,092

                                     INDEX
                                     -----


PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Consolidated Balance Sheets at June 30, 1998 (unaudited) and December 31, 1997

                   Consolidated Income Statement for the Three and Six Months Ended June 30, 1998 and 1997 (unaudited)

                   Consolidated Statement of Stockholders' Equity for the Six Months ended June 30, 1998 (unaudited)

                   Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997 (unaudited)

                   Notes to Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II   OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 6.  Exhibits and Reports on Form 8-K

          Signature

Item 1.  Financial Statements

                             MAC-GRAY CORPORATION
                          CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               JUNE 30,              DECEMBER 31,
                                                                                                 1998                   1997
                                                                                                 ----                   ----
ASSETS                                                                                       (unaudited)
Current assets:
     Cash and cash equivalents                                                               $     6,047             $     3,774
     Trade receivables, net of allowance for doubtful accounts                                     8,141                   6,570
     Inventory of finished goods                                                                   7,318                   7,208
     Deferred income taxes                                                                           400                     571
     Prepaid expenses and other current assets                                                     3,499                   2,377
                                                                                             -----------             -----------
          Total current assets                                                                    25,405                  20,500
     Property, plant and equipment, net                                                           59,234                  43,615
     Intangible assets, net                                                                       65,430                  28,648
     Prepaid commissions and other assets                                                          8,826                   5,080
                                                                                             -----------             -----------
          Total assets                                                                          $158,895                 $97,843
                                                                                             ===========             ===========


LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                       $     2,411             $     7,922
     Current portion of capital lease obligations                                                    481                     476
     Accounts payable                                                                              6,622                   7,825
     Accrued commissions                                                                           6,229                   5,585
     Accrued expenses                                                                              3,465                   2,631
     Deferred revenues and deposits                                                                  795                     102
                                                                                             -----------             -----------
          Total current liabilities                                                               20,003                  24,541
Long-term debt                                                                                    64,659                   5,395
Long-term capital lease obligations                                                                  569                     491
Deferred income taxes                                                                              5,254                   5,329
Deferred retirement obligation                                                                     1,000                   1,052
Other liabilities                                                                                    360                     429
Commitments and contingencies (Note 6)                                                                 -                       -
Redeemable common stock, 612,026 shares                                                            7,797                   7,797
Senior redeemable preferred stock                                                                      -                   4,507
Stockholders' equity:
     Preferred stock of Mac-Gray Corporation ($.01 par value, 5,000,000 shares
        authorized, no shares outstanding)                                                             -                       -
     Common stock of Mac-Gray Corporation ($.01 par value, 30,000,000 shares authorized, 12,812,092 (unaudited) and 12,285,568 shares issued and
       outstanding at June 30, 1998 and December 31, 1997, respectively)                             128                     123
     Additional capital                                                                           60,562                  52,524
     Accumulated deficit                                                                          (1,437)                 (4,345)
                                                                                             -----------             -----------
          Total stockholders' equity                                                              59,253                  48,302
                                                                                             -----------             -----------
Total liabilities, redeemable stock and stockholders' equity                                 $   158,895             $    97,843
                                                                                             ===========             ===========

  The accompanying notes are an integral part of these financial statements.

                             MAC-GRAY CORPORATION
                   CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Three months ended               Six months ended
                                                                              June 30,                        June 30,
                                                                         1998           1997            1998            1997
                                                                         ----           ----            ----            ----
Revenue                                                                 $32,868        $ 25,074        $ 60,857        $ 52,311
Cost of revenue:
     Commissions                                                          9,535           7,383          18,689          14,639
     Route expenditures                                                   5,401           3,651           9,033           6,791
     Depreciation and amortization                                        3,338           2,339           6,162           4,229
     Cost of product sales                                                6,336           5,096          11,002          12,469
                                                                       --------        --------        --------        --------
          Total cost of revenue                                          24,610          18,469          44,886          38,128
                                                                       --------        --------        --------        --------
Operating expenses:
     General and administration                                           1,688           1,497           3,486           3,197
     Sales and marketing                                                  2,603           2,502           5,012           5,014
     Depreciation                                                           222             298             403             487
     Merger-related costs                                                     -               -             884               -
                                                                       --------        --------        --------        --------
          Total operating expenses                                        4,513           4,297           9,785           8,698
                                                                       --------        --------        --------        --------
Income from operations                                                    3,745           2,308           6,186           5,485
     Interest expense, net                                                 (948)           (941)         (1,263)         (1,630)
     Other income (expense), net                                            (21)             43              (1)             39
                                                                       --------        --------        --------        --------
     Income before provision for income taxes                             2,776           1,410           4,922           3,894
     Provision for income taxes                                             740              73           1,895             251
                                                                       --------        --------        --------        --------
Net income before accretion and dividends on
  redeemable preferred stock                                            $ 2,036        $  1,337        $  3,027        $  3,643
                                                                       --------        --------        --------        --------
Accretion and dividends on redeemable preferred stock                         -              80              62             160
                                                                       --------        --------        --------        --------
Net income available to common stockholders                             $ 2,036        $  1,257        $  2,965        $  3,483
                                                                       ========        ========        ========        ========
Net income per common share                                             $  0.16        $   0.17        $   0.24        $   0.46
                                                                       ========        ========        ========        ========
Weighted average common shares outstanding                               12,590           7,554          12,390           7,554
                                                                       ========        ========        ========        ========
Net income per common share-assuming dilution                           $  0.16        $   0.16        $   0.23        $   0.45
                                                                       ========        ========        ========        ========
Weighted average common shares outstanding-assuming dilution             13,018           7,908          12,838           7,797
                                                                       ========        ========        ========        ========
PRO FORMA TAX ADJUSTED DATA (NOTE 7):
     Income before provision for income taxes                                          $  1,410                        $  3,894
     Provision for income taxes                                                             564                           1,558
                                                                                       ========                        ========
     Pro forma tax adjusted net income                                                 $    846                        $  2,336
                                                                                       ========                        ========
     Pro forma tax adjusted net income available to common
      stockholders                                                                     $    766                        $  2,176
                                                                                       ========                        ========
     Pro forma tax adjusted net income available to common
      stockholders per common share                                                    $   0.10                        $   0.29
                                                                                       ========                        ========
     Pro forma tax adjusted net income available to common
      stockholders per common share - assuming dilution                                $   0.10                        $   0.28
                                                                                       ========                        ========

                                                                    Pro forma three  Pro forma six
                                                                     months ended     months ended
                                                                       June 30,         June 30,
                                                                        1997              1997
                                                                        ----              ----
Revenue                                                               $ 25,084         $ 47,742
Cost of revenue:
     Commissions                                                         7,383           14,639
     Route expenditures                                                  3,482            6,465
     Depreciation and amortization                                       2,328            4,414
     Cost of product sales                                               5,255            9,027
                                                                       -------         --------
          Total cost of revenue                                         18,448           34,545
                                                                       -------         --------
Operating expenses:
     General and administration                                          1,532            3,179
     Sales and marketing                                                 2,722            4,818
     Depreciation                                                          328              528
     Merger-related costs                                                    -                -
                                                                       -------         --------
          Total operating expenses                                       4,582            8,525
                                                                       -------         --------
Income from operations                                                   2,054            4,672
     Interest expense, net                                              (1,039)          (1,687)
     Other income (expense), net                                            43               39
                                                                       -------         --------
     Income before provision for income taxes                            1,058            3,024
     Provision for income taxes                                             69              235
                                                                       -------         --------
Net income before accretion and dividends on
  redeemable preferred stock                                           $   989         $  2,789
                                                                       -------         --------
Accretion and dividends on redeemable preferred stock                       80              160
                                                                       -------         --------
Net income available to common stockholders                            $   909         $  2,629
                                                                       =======         ========
Net income per common share                                            $  0.12         $   0.35
                                                                       =======         ========
Weighted average common shares outstanding                               7,554            7,554
                                                                       =======         ========
Net income per common share-assuming dilution                          $  0.11         $   0.34
                                                                       =======         ========
Weighted average common shares outstanding-assuming dilution             7,908            7,797
                                                                       =======         ========
PRO FORMA TAX ADJUSTED DATA (NOTE 7):
     Income before provision for income taxes                          $ 1,058         $  3,024
     Provision for income taxes                                            423            1,210
                                                                       =======         ========
     Pro forma tax adjusted net income                                 $   635         $  1,814
                                                                       =======         ========
     Pro forma tax adjusted net income available to common
      stockholders                                                     $   555         $  1,654
                                                                       =======         ========
     Pro forma tax adjusted net income available to common
      stockholders per common share                                    $  0.07         $   0.22
                                                                       =======         ========
     Pro forma tax adjusted net income available to common
      stockholders per common share - assuming dilution                $  0.07         $   0.21
                                                                       =======         ========

   The accompanying notes are an integral part of these financial statements

                             MAC-GRAY CORPORATION
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                          Common stock                           Retained
                                                          ------------
                                                  Number of                     Additional       Earnings
                                                   Shares            Value        capital        (deficit)         Total
                                                   ------            -----        -------        ---------         -----
Balance, December 31, 1997                       12,285,568           $123        $52,524         $(4,345)        $48,302
  Net income available to common
   stockholders                                           -              -              -           2,965           2,965
  Inclusion of Intirion's net equity
   activity for the Six Months Ended
   December 31, 1997                                      -              -            (13)             15               2
  Exchange of Intirion preferred shares for
   Mac-Gray common stock                            275,224              3          3,821               -           3,824
  Shares of Mac-Gray Common stock issued in
   conjunction with the acquisition of
   Copico                                           250,000              2          4,216                           4,218
  Intirion dividends paid                                 -              -              -             (72)            (72)
  Options exercised                                   1,300              -             14               -              14
                                                 ----------           ----        -------         -------         -------
Balance, June 30, 1998                           12,812,092           $128        $60,562         $(1,437)        $59,253
                                                 ==========           ====        =======         =======         =======

   The accompanying notes are an integral part of these financial statements

                             MAC-GRAY CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                           ------------------------------------
                                                                             1998                    1997
                                                                           ------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  3,027                 $  3,643
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                               6605                    4,689
      (Gain) loss on sale of assets                                               (252)                      48
      Deferred income taxes                                                         96                       93
  Increase in accounts receivable                                               (1,263)                    (135)
  Decrease in inventory                                                           2081                    1,110
  Increase in prepaid expenses and other assets                                 (4,865)                  (1,566)
  Increase (decrease) in accounts payable,
    accrued commissions and accrued expenses                                     1,396                   (4,623)
  (Decrease) increase in deferred rental revenue and customer deposits          (1,757)                   2,217
                                                                              --------                 --------
          Net cash flows provided by operating
            activities                                                           5,068                    5,476
                                                                              --------                 --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (6,108)                  (5,575)
  Acquisition of businesses, net of cash acquired                              (48,269)                  (4,958)
  Proceeds from sales of property and
    equipment                                                                      872                      542
                                                                              --------                 --------
          Net cash flows used in investing
            activities                                                         (53,505)                  (9,991)
                                                                              --------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt and
    capital lease obligations                                                   (1,166)                  (1,168)
  Principal payments on deferred retirement obligations                            (52)                     (44)
  Retirement of line of credit and term loan                                                            (18,646)
  Advances on credit facility, net of debt assumed                              51,987                   27,364
  Contribution of capital and proceeds from sale of common stock                    13
  Cash dividends paid                                                              (72)                  (3,173)
                                                                              --------                 --------
          Net cash flows provided by financing
            activities                                                          50,710                    4,333
                                                                              --------                 --------
Increase  (decrease) in cash and cash equivalents                                2,273                     (182)
Cash and cash equivalents, beginning of period                                   3,774                    2,850
                                                                              --------                 --------
Cash and cash equivalents, end of period                                         6,047                    2,668
                                                                              ========                 ========


Supplemental Information:
  No cash adjustment is reflected in the 1998 amounts for the period July 1 through December 31, 1997 for Intirion, since Intirion's ending cash balance at June 30, 1997 and December 31, 1997 was $0.

   The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  BASIS OF PRESENTATION

In the opinion of management of Mac-Gray Corporation (the "Company" or "Mac-Gray"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) which are, in the opinion of management, necessary to present fairly the Company's financial position as of June 30, 1998 and December 31, 1997 and the results of its operations and cash flows for the three and six month periods ended June 30, 1998 and 1997. The unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the Company's fiscal 1997 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K and in conjunction with the Company's restated fiscal 1997 audited consolidated financial statements filed with the SEC on Form S-1 filed on June 10, 1998 which were restated as a result of the acquisition of Intirion Corporation which was accounted for as a pooling of interests. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Due to the differing year ends of Mac-Gray and Intirion, financial information for dissimilar periods has been combined in the consolidated financial statements. As such, the historical annual financial statements were restated by combining the June 30 financial statements of Intirion with the December 31 financial statements of Mac-Gray. Intirion's results of operations for its three and six months ended December 31, 1996 were combined with Mac-Gray's results of operations for the three and six months ended June 30, 1997, and Intirion's balance sheet at June 30, 1997 was combined with Mac-Gray's balance sheet at December 31, 1997. Pro forma consolidated results of operations for the three and six months ended June 30, 1997 have also been presented. Pro forma consolidated data reflects the results of operations for the three and six months ended June 30, 1997 for Mac-Gray consolidated with the three and six months ended June 30, 1997 for Intirion and has been presented for informational purposes.

                              MAC-GRAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


No adjustments to the net assets of the combining companies were required to adopt the same accounting practices and there were no intercompany transactions between Mac-Gray and Intirion prior to the combination. During the previous quarter, an adjustment was required to record Intirion's net equity activity for the six months ended December 31, 1997 in order to change the fiscal year of Intirion from June to December. This adjustment is presented on the consolidated statement of stockholders' equity.

The following table reconciles the revenues and net income previously reported by Mac-Gray prior to the Intirion combination to the results currently reported in the 10-Q.

                                        Three Months Ended
                                 -------------------------------------------------
                                June 30, 1997  December 31, 1996   June 30, 1997
                                   Mac-Gray          Intirion        as Reported
                                 -------------  ------------------  --------------

Net Revenues                           $19,454            $ 5,620         $25,074
Net Income                             $ 1,227            $   110         $ 1,337
                                                Six Months Ended
                                 -------------------------------------------------
                                 June 30, 1997  December 31, 1996   June 30, 1997
                                    Mac-Gray       Intirion            as Reported
                                 -------------  -----------------   --------------
Net Revenues                           $38,288            $14,023         $52,311
Net Income                             $ 3,032            $   611         $ 3,643
                                         Pro Forma Three Months Ended
                                 -------------------------------------------------
                                  June 30, 1997  June 30, 1997       June 30, 1997
                                    Mac-Gray       Intirion            (pro forma)
                                 -------------  -----------------   --------------
Net Revenues                           $19,454            $ 5,630         $25,084
Net Income (Loss)                      $ 1,227            $  (238)        $   989
                                         Pro Forma Six Months Ended
                                 -------------------------------------------------
                                 June 30, 1997  June 30, 1997       June 30, 1997
                                 Mac-Gray       Intirion            as Reported
                                 -------------  -----------------   --------------
Net Revenues                           $38,288            $ 9,454         $47,742
Net Income (Loss)                      $ 3,032            $  (243)        $ 2,789

2.  LONG TERM DEBT

On April 23, 1998, the outstanding debt under the 1997 Credit Facility was refinanced under a new revolving line of credit and term loan facility (the 1998 Senior Secured Credit Facility). The 1998 Senior Secured Credit Facility provides for borrowings under a revolving line of credit of up to $90,000, and converts to a term loan after three years for the outstanding balance at the date of conversion. Outstanding indebtedness under the 1998 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate minus .5% or LIBOR plus the Applicable Margin (either (i) 1.5% for loans outstanding which aggregate less than $50,000, or (ii) 1.75% for loans outstanding which exceed $50,000), or Cost of Funds (COF) plus the Applicable Margin.

                             MAC-GRAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The 1998 Senior Secured Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The 1998 Senior Secured Credit Facility is secured by pledges of the capital stock of the Company and its subsidiaries and the assets of the Company. The balance outstanding under the 1998 Senior Secured Credit Facility was $58,970 at June 30, 1998.

Through Intirion, the Company had outstanding borrowings of $0 at June 30, 1998 and $2,525 at December 31, 1997. All outstanding borrowings of Intirion Corporation were repaid by Mac-Gray subsequent to the merger and the line of credit agreement was terminated.

Long term debt also includes various notes payable totaling $6,017 at June 30, 1998 and $4,538 at December 31, 1997, and various unsecured notes payable to former shareholders totaling $2,083 at June 30, 1998 and $2,560 at December 31, 1997.

3.  MERGERS AND ACQUISITIONS

On April 23, 1998, Mac-Gray acquired one hundred percent of the outstanding capital stock of Copico, Inc. ("Copico"). Copico is a provider of card and coin-operated reprographics equipment and services to the academic and public library markets in New England, New York and Florida. The purchase price was 250,000 shares of Mac-Gray common stock and $10,950 in cash, less the assumption of certain debt. The acquisition was accounted for as a purchase transaction. The pro forma results of operations assuming this acquisition had occurred at January 1, 1997 would not have differed materially from the results of operations reported.

On April 24, 1998, Mac-Gray acquired one hundred percent of the outstanding capital stock of Amerivend Corporation and the assets of Amerivend Southeast Corporation for approximately $33,500 in cash, including the payment of certain debt. Amerivend is a provider of card and coin-operating laundry rooms in multiple housing facilities. The acquisition was accounted for as a purchase transaction.

The unaudited June 30, 1998 financial statements include the results of Copico and Amerivend for the period subsequent to the acquisition. Goodwill amounting to $35,819 was recorded in connection with these acquisitions.

The following supplemental pro forma financial information reflects the Amerivend Acquisition as if it occurred on January 1, 1997.

                                                                     Unaudited              Unaudited
                                                                 Supplemental Pro       Supplemental Pro
                                                                 Forma Results for      Forma Results for
                                                               the Six Months Ended   the Six Months Ended
                                                                   June 30, 1997          June 30, 1998
                                                              -----------------------------------------------
Revenue                                                                      $61,393                $66,955
Net Income                                                                   $ 4,162                $ 3,555
 Pro Forma tax adjusted net income
  available to common stockholders                                           $ 5,096                $ 3,282
 Pro Forma tax adjusted net income
  Per Share                                                                  $  0.67                $  0.26
 Pro Forma tax adjusted net income
  Per Share - assuming dilution                                              $  0.65                $  0.26

                              MAC-GRAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.   DEFERRED RETIREMENT OBLIGATION

The deferred retirement obligation at June 30, 1998 and December 31, 1997 relates to payments due to a former shareholder of the Company in connection with a retirement agreement which provides for annual payments of $104 until the death of the former shareholder. The liability at June 30, 1998 and December 31, 1997 has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

5.   INCOME TAXES

The results of operations for the three and six months ended June 30, 1998 include a tax benefit of $370 due to the release of a valuation allowance on certain tax assets available for use by Intirion. Based on the results of operations of Intirion subsequent to the combination, management believes that it is more likely than not that such assets will be realized.

6.   COMMITMENTS AND CONTINGENCIES

Guarantee of Indebtedness - At December 31, 1997, Mac-Gray Co., Inc. was a guarantor on a line of credit for a customer in the amount of $706, and recorded a contingency reserve of $250 for estimated losses on the guarantee. The guarantee was secured by a pledge of the borrowing company's assets. During the three months ended March 31, 1998, the customer defaulted on the line of credit and the Company succeeded to the assets and assumed the liabilities of the customer in accordance with the guarantee and related agreements. At March 31, 1998, the fair market value of the customer's assets and a liability of $677 were recorded on the Company's financial statements and a loss was recorded against the reserve. In April 1998, the customer's liability to its creditor was paid in full by Mac-Gray.


7.   PRO FORMA TAX ADJUSTED DATA

Pro forma tax adjusted data reflects adjustments to the consolidated statements of income for the three and six months ended June 30, 1997. Such adjustments consider the effect of the Company's operations as if the Company was subject to federal and state income taxes on a corporate level. Prior to the Company's initial public offering, it operated as a Subchapter S corporation. As such, its income was not subject to federal taxation at the corporate level. The pro forma income tax provision and pro forma net income have been calculated as if the Company was subject to income taxation as a C corporation during the entire year.

8.   EARNINGS PER SHARE

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

                              MAC-GRAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                             For the Three Months Ended June 30, 1998
                                                                         Income                  Shares             Per-Share
                                                                      (Numerator)            (Denominator)            Amount
                                                                      -----------            -------------          ---------
Pro forma net income per common share:
  Net Income                                                                 $2,036
  Less:  Accretion and dividends on redeemable preferred
   stock                                                                          -
                                                                  -----------------      -------------------      ------------
    Net income available to common stockholders                              $2,036                   12,590             $0.16
                                                                  =================      ===================      ============

Effect of dilutive securities:
  Stock options                                                                                          269
  Contingent shares                                                                                      159
                                                                                         -------------------
Net income available to common stockholders - assuming
dilution                                                                     $2,036                   13,018             $0.16
                                                                  =================      ===================      ============

                                                                             For the Three Months Ended June 30, 1997
                                                                         Income                  Shares             Per-Share
                                                                      (Numerator)            (Denominator)            Amount
                                                                      -----------            -------------          ----------
Pro forma net income per common share:
  Net Income                                                                 $1,337
  Less:  Accretion and dividends on redeemable preferred
   stock                                                                         80
                                                                  -----------------
    Net income available to common stockholders                              $1,257                    7,554             $0.17
                                                                  =================      ===================      ============

Effect of dilutive securities:
  Stock options                                                                                          222
  Contingent shares                                                                                      132
                                                                                         -------------------
Net income available to common stockholders - assuming
dilution                                                                     $1,257                    7,908             $0.16
                                                                  =================      ===================      ============

                                                                              For the Six Months Ended June 30, 1998
                                                                         Income                  Shares             Per-Share
                                                                      (Numerator)            (Denominator)            Amount
                                                                      -----------            -------------          ---------
Pro forma net income per common share:
  Net Income                                                                 $3,027
  Less:  Accretion and dividends on redeemable preferred
   stock                                                                         62
                                                                  -----------------
    Net income available to common stockholders                              $2,965                   12,390             $0.24
                                                                  =================      ===================      ============

Effect of dilutive securities:
  Stock options                                                                                          289
  Contingent shares                                                                                      159
                                                                                         -------------------
Net income available to common stockholders - assuming
dilution                                                                     $2,965                   12,838             $0.23
                                                                  =================      ===================      ============

                              MAC-GRAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              For the Six Months Ended June 30, 1997
                                                                         Income                  Shares             Per-Share
                                                                      (Numerator)            (Denominator)            Amount
                                                                      -----------            -------------          ---------
Pro forma net income per common share:
  Net Income                                                                 $3,643
  Less:  Accretion and dividends on redeemable preferred
   stock                                                                        160
                                                                  -----------------
    Net income available to common stockholders                              $3,483                    7,554             $0.46
                                                                  =================      ===================      ============

Effect of dilutive securities:
  Stock options                                                                                          111
  Contingent shares                                                                                      132
                                                                                         -------------------
Net income available to common stockholders - assuming
dilution                                                                     $3,483                    7,797             $0.45
                                                                  =================      ===================      ============


9.   NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" (SFAS 130) in June 1997. The Company adopted SFAS 130 for fiscal 1998. SFAS requires presentation of certain information related to comprehensive income. For the three months ended June 30, 1998 and 1997, the Company had no other comprehensive income as defined by SFAS 130, therefore there is no impact on the Company's balance sheet and income statement.

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

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include: implementation of acquisition strategy; integration of acquired businesses; ability to meet future capital requirements; dependence upon certain suppliers; lease renewals; retention of senior executives; market acceptance of new products and services; and those factors discussed in Mac-Gray's filings with the Securities and Exchange Commission ("SEC"). The historical financial information presented herein represents the consolidated results of Mac-Gray including the consolidated results of Intirion for all periods presented. The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto presented elsewhere in this report and with the annual financial statements and related notes previously filed with the SEC on its Annual Report on Form 10-K.

OVERVIEW

Mac-Gray derives its revenue principally through the operation and maintenance of card and coin-operated laundry rooms in multiple housing facilities, such as apartment buildings, colleges and universities, condominiums and public housing complexes. Mac-Gray operates its laundry rooms under long-term leases with property owners, colleges and universities and governmental agencies. The leases typically grant Mac-Gray the exclusive right to operate laundry rooms on the lessor's premises for a fixed term, which is generally seven to ten years, in exchange for a percentage of the revenue collected. Mac-Gray's Laundry Route business consists of approximately 155,000 laundry machines, operated in over 25,000 multiple housing laundry rooms located in 27 states east of the Rocky Mountains.

Mac-Gray also derives revenue as a distributor and servicer of commercial laundry equipment manufactured by Maytag Corporation, and sells laundry equipment manufactured by American Dryer, The Dexter Company, and Whirlpool Corporation to provide several alternatives in machine type, cost and capacity. Additionally, the Company sells or rents laundry equipment to restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities

On March 12, 1998, Mac-Gray completed its acquisition of Intirion, which has been accounted for as a pooling of interests. Through Intirion, the Company sells its proprietary MicroFridge(R) product which is a combination refrigerator/freezer/microwave oven utilizing patented circuitry. The product is marketed throughout the United States to colleges and universities, the federal government, mid range hotels and motels and to builders of assisted living facilities. All of Intirion's products are manufactured by outside suppliers. In addition, Intirion also rents its products on a year to year basis to students living in college and university residence halls or through long term leases directly with the universities.

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

The Company continues to evaluate the impact of year 2000 issues within its systems. Based on the Company's assessment to date management does not believe the issue will have a material impact on the business, its results of operations, or its financial condition. The Company has not incurred and does not expect to incur significant costs in identifying and resolving year 2000 issues.


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND PRO FORMA THREE AND SIX MONTHS ENDED JUNE 30, 1997

Due to the differing year ends of Mac-Gray and Intirion prior to the combination, the three months ended June 30, 1997 represents consolidated results for the period from April, 1997 through June, 1997 for Mac-Gray consolidated with the three month period from September, 1996 through December, 1996 for Intirion. The six months ended June 30, 1997 represent the consolidated results for the period January through June 1997 for Mac-Gray consolidated with the six month period June through December 1996 for Intirion. The pro forma three months ended June 30, 1997 represents consolidated results for the period from April, 1997 through June, 1997 for both Mac-Gray and Intirion. The three months ended June 30, 1998 represents consolidated results for the period from April, 1998 through June, 1998 for both Mac-Gray and Intirion.

Revenue. Revenue increased by $7,794,000, or 31%, to $32,868,000 for the three months ended June 30, 1998 from $25,074,000 for the three months ended June 30, 1997. Revenue increased by $8,546,000, or 16%, to $60,857,000 for the six months ended June 30, 1998 from $52,311,000 for the six months ended June 30, 1997. Revenue increased by $7,784,000, or 31%, from $25,084,000 for the pro forma three months ended June 30, 1997. Revenue increased $13,115,000 for the pro forma six months ended June 30, 1998. Route Revenue increased $5,875,000, due to the expansion of existing operations and the additional revenues from the route businesses acquired during 1998 and 1997. Product sales increased by $1,664,000, from the three months ended June 30, 1997 to the three months ended June 30, 1998. The increase is the result of increased MicroFridge sales to the college market under sales type leases and general growth in the store sales business. Product sales decreased by $2,312,000 from the six months ended June 30, 1997 to the six months ended June 30, 1998. This decrease was a result of the comparison of dissimilar periods for 1997 and 1998, since Intirion historically experiences stronger product sales to the college and university market during the period from July to December than during January through June. Product sales from the pro forma six months ended June 30, 1997 to the six months ended June 30, 1998 increased by $3,128,000. This increase was primarily due to the increase in existing business, as a result of increased sales and marketing efforts, and from sales by the businesses acquired during 1998 and 1997.

Commissions. Commissions increased by $2,152,000, or 29%, to $9,535,000 for the three months ended June 30, 1998 from $7,383,000 for the three months ended June 30, 1997. This increase was primarily attributable to an increase in Route Revenue, since commissions are generally paid based upon a percentage of revenue earned in the Company's route locations. Commission increased by $4,050,000, or 28%, to $18,689,000 for the six months ended June 30, 1998. This increase was primarily attributable to an increase in Route Revenue. The Copico acquisition, which was consummated in April resulted in a decrease in the commission percentage paid.

Route Expenditures. Route expenditures include costs associated with installing and servicing machines, as well as the costs of collecting, counting and depositing the revenue, increased by $1,750,000, or 48%, to $5,401,000 for the three months ended June 30, 1998 from $3,651,000 for the three months ended June 30, 1997, and by $1,919,000 or 55% from the pro forma three months ended June 30, 1997. Route expenditures increased by $2,242,000, or 33%, to $9,033,000 for the six months ended June 30, 1998 from $6,791,000 for the six months ended June 30, 1997, and by $2,568,000, or 40% from the pro forma six months ended June 30, 1997. The increase was due in part to the general increase in revenue, which resulted in increased servicing, collecting, counting and depositing activity, and to the addition of branch locations as a result of acquisitions. The increase was also attributable to the acquisitions made during 1998 for which the fixed and variable cost mix associated with route expenditures is different and causes increases in route expenditures relative to route revenue to rise during the slower periods of the year which include the months from June through August. The costs for the three and six months ended June 30, 1997 were higher than the costs for the pro forma three and six months ended June 30, 1997 due to the historically higher costs incurred by Intirion during the period from July through September for the rental program to the college and university market.

Depreciation and Amortization. Depreciation and amortization include amounts included as a component of cost of revenue, and amounts included as an operating expense. Aggregate depreciation and amortization increased by 35%, to $3,560,000 for the three months ended June 30, 1998 from $2,637,000 for the three months ended June 30, 1997, and by $904,000 from the pro forma three months ended June 30, 1997. Aggregate depreciation and amortization increased by 39%, to $6,565,000 for the six months ended June 30, 1998 from $4,716,000 for the six months ended June 30, 1997. The increase was primarily attributable to the acquisitions of businesses during 1998 and 1997, which resulted in additional machines to depreciate, as well as an increase in intangible assets to amortize, and the increase in the Company's machine base due to internal growth.

Cost of Product Sales. Cost of product sales increased by $1,240,000, or 24%, to $6,336,000 for the three months ended June 30, 1998 from $5,096,000 for the three months ended June 30, 1997, and increased by $1,081,000 from the pro forma three months ended June 30, 1997. Cost of product sales decreased by $1,467,000, or 12%, to $11,002,000 for the six months ended June 30, 1998 from $12,469,000 for the six months ended June 30, 1997. These changes correspond to the changes in product sales revenue.

General and Administration. General and administration expenses increased by $191,000, or 13%, to $1,688,000 for the three months ended June 30, 1998 from $1,497,000 for the three months ended June 30, 1997, and by $156,000 from the pro forma three months ended June 30, 1997. General and administration expenses increased by $289,000, or 9%, to $3,486,000 for the six months ended June 30, 1998 from$3,197,000 for the six months ended June 30, 1997, and by $307,000 form the pro forma six months ended June 30, 1997. These changes resulted from the addition of administrative personnel at both Mac-Gray and Intirion to handle the business growth. General and administrative expenses grew at a slower rate than revenues due to synergies in accounting and management.

Sales and Marketing. Sales and marketing expense increased by $101,000, or 4%, to $2,603,000 for the three months ended June 30, 1998 from $2,502,000 for the three months ended June 30, 1997. This increase resulted from the addition of marketing personnel at Mac-Gray to bring in house duties previously performed by outside enterprises. Sales and marketing expense decreased by $2,000, to $5,012,000 for the six months ended June 30, 1998 from $5,014,000 for the six months ended June 30, 1997. Sales and marketing expense decreased by $119,000 from the pro forma three months ended June 30, 1997 to the three months ended June 30, 1998. This decrease was due to a reduction in sales and marketing personnel at Intirion. Sales and marketing expense increased by $194,000 from the pro forma six months ended June 30, 1997 to the six months ended June 30, 1998. The increase was attributable to the expansion of the marketing department and an increase in the number of field sales representatives.

Merger-Related Costs. One-time, non-recurring costs associated with the acquisition of Intirion, which was accounted for as a pooling transaction, totaled $884,000 in the six months ended June 30, 1998.

Interest Expense. Interest expense, net of interest income, decreased by $367,000, or 23%, to $1,263,000 for the six months ended June 30, 1998 from $1,630,000 for the six months ended June 30, 1997, and decreased by $424,000 from the pro forma six months ended June 30, 1997. A portion of the net proceeds received from the Company's initial public offering (IPO) in October, 1997 were used to reduce existing indebtedness of the Company under the 1997 Credit Facility (as hereinafter defined) and resulted in reduced interest expense for the first quarter of 1998.

Income Tax Expenses. Income tax expense increased by $667,000, to $740,000 for the three months ended June 30, 1998 from $73,000 for the three months ended June 30, 1997 and by $671,000 from the pro forma three months ended June 30, 1997 due to the termination of Mac-Gray's S corporation status concurrent with the IPO. Upon termination of the S corporation status, Mac-Gray became subject to federal and state income taxes, with a statutory rate of approximately 40%. The results of operations for the three and six months ended June 30, 1998 include a tax benefit of $370,000 due to the release of a valuation allowance on certain tax assets available for use by Intirion. Based on the results of operations of Intirion subsequent to the combination, management believes that it is more likely than not that such assets will be realized.

SEASONALITY

The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market represent approximately thirty-five percent (35%) of the Company's total revenue. Route and rental revenues are derived substantially during the school year which includes the first, second and fourth calendar quarters. Conversely, the Company increases its operating expenditures during the third calendar quarter when colleges and universities are not in session as a result of Mac-Gray's increased product installation activities. Product sales, principally MicroFridge, to this market are also high during the third calendar quarter.

LIQUIDITY AND CAPITAL RESOURCES

Mac-Gray's primary sources of cash since December 31, 1997 have been operating activities and bank borrowings. The Company's primary uses of cash have been business acquisitions, capital expenses including the purchase of new laundry machines, MicroFridge(R) equipment, and smart card based payment systems. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on any outstanding indebtedness, as well as capital expenditures. Funds available under the 1998 Senior Secured Credit Facility were used as needed to finance the acquisitions of Amerivend and Copico. The Company also anticipates that it will use additional funds available to it under the 1998 Senior Secured Credit Facility to finance additional possible acquisitions, larger capital expenditures and, as needed, working capital.

Cash flows provided by operations were $5,068,000 and $5,476,000 for the six months ended June 30, 1998 and 1997, respectively. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, commissions, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The Company also incurred costs as a result of the Mac-Gray and Intirion pooling transaction.

Cash used in investing activities was $53,505,000 and $9,991,000 for the six months ended June 30, 1998 and 1997 respectively. Mac-Gray invested $48,269,000 in connection with the Intirion merger and the acquisitions of Amerivend and Copico as well as a small route acquisition during the six months ended June 30, 1998. Capital expenditures were $6,108,000 and $5,575,000 for the six months ended June 30, 1998 and 1997, respectively.

Net cash flows from financing activities were $50,710,000 and $4,333,000 for the six months ended June 30, 1998 and 1997, respectively. Financing activities for those periods consist primarily of proceeds from and repayments of bank borrowings, capital stock transactions, and payments of dividends. The increase is a result of borrowings used to fund the Amerivend and Copico acquisitions in 1998.

On April 23, 1998, the Company refinanced the amounts outstanding under the 1997 Credit Facility with the proceeds of a new revolving line of credit and term loan facility (the 1998 Senior Secured Facility) with State Street Bank and Trust Company, CoreStates Bank, N.A. and BankBoston, N.A.. The 1998 Senior Secured Credit Facility provides for borrowings under a revolving line of credit of up to $90,000,000, and converts to a term loan after three years. The term loan has a weighted five year amortization schedule with a balloon payment due after the second year of the term loan. Outstanding indebtedness under the 1998 Senior Secured Credit Facility bears interest at the Company's option, at a rate equal to the prime rate minus .5% or LIBOR plus the applicable margin (either
(i)1.5% for loans outstanding which aggregate less than $50,000,000, or (ii) 1.75% for loans outstanding which exceed $50,000,000), or the Cost of Funds
(COF) rate plus the applicable margin. The 1998 Senior Secured Credit Facility imposes certain financial and operational covenants on the Company, including restrictions on indebtedness, certain capital expenditures, investments and acquisitions and on the Company's ability to pay dividends and to make distributions. The 1998 Senior Secured Credit Facility, under certain limited circumstances, also restricts the payment of dividends and other distributions as well as certain acquisitions and investments. The 1998 Senior Secured Credit Facility is secured by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The Company was in compliance with the terms of the credit agreement as of June 30, 1998.

In connection with the Sun Services Acquisition in April, 1997, the Company issued 612,026 shares of redeemable common stock to the owner of Sun Services. The Company remains obligated to repurchase shares of Common Stock at a price of $12.74 per share in the event the holder or holders of such shares elect to exercise such rights. These rights expire on October 21, 2000. In the event such rights are exercised, the Company would likely fund the purchase price for such shares of Common Stock by incurring additional indebtedness under the 1998 Senior Secured Credit Facility.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         (a) The Company held its annual meeting of stockholders on June 2, 1998, and the following directors were voted on:

         (b) Patrick A. Flanagan
             John P. Leydon

             The following directors continued on in office after the annual stockholders meeting:

             Stewart Gray MacDonald, Jr.
             Neil F. MacLellan, III
             John S. Olbrych
             Jeffrey C. Huenink
             Jerry A. Schiller
             Eugene B. Doggett

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
         The following exhibits are being filed as part of this Form 10-Q:

         EXHIBIT NO.              DESCRIPTION
         -----------              -----------

             27                   Financial Data Schedule

         (b) Reports on Form 8-K

             On April 23, 1998, the Company filed a Form 8-K announcing the signing of a definitive agreement to acquire 100 percent of the outstanding stock of Copico, Inc.

             On May 5, 1998, the Company filed a Form 8-K to announce the consummation of the acquisition of Copico, Inc. on April 23, 1998. The Form 8-K also reported the acquisition of Amerivend Corporation on April 24, 1998.

             On June 15, 1998, the Company filed a Form 8-K to provide the required condensed financial information for the month ended April 30, 1998 as a result of the merger with Intirion Corporation.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                    MAC-GRAY CORPORATION
August 12, 1998                     /s/  John S. Olbrych
                                    --------------------
                                    John S. Olbrych
                                    Treasurer and Chief Financial Officer