Form 10-Q
period 1998-09-30
MAC-GRAY CORP
filed 1998-11-16
CIK 1038280

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
____                              ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               for the transition period from _______ to _______


                        COMMISSION FILE NUMBER 1-13495
                                               _______

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

                             Yes     X      No
                                   -----       ----

      The number of shares outstanding of each of the issuer's classes of common stock as of the close date of business on September 30, 1998:


               Class                        Number of shares
               -----                        ----------------
      Common Stock, $.01 Par Value              12,813,732

                                     INDEX
                                     -----


PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Consolidated Balance Sheets at September 30, 1998 (unaudited) and December 31, 1997

                   Consolidated Income Statements for the Three and Nine Months Ended September 30, 1998 and 1997 (unaudited)

                   Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 1998 (unaudited)

                   Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997 (unaudited)

                   Notes to Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

          Signature

          Exhibit Index

Item 1.  Financial Statements


                              MAC-GRAY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               SEPTEMBER 30  DECEMBER 31,
                                                                                   1998         1997
                                                                                   ----        ----
                                                                                (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                  $  8,556      $ 3,774
     Trade receivables, net of allowance for doubtful accounts                    11,255        6,570
     Inventory of finished goods                                                   6,437        7,208
     Deferred income taxes                                                           485          571
     Prepaid expenses and other current assets                                     4,736        2,377
                                                                                --------     --------
          Total current assets                                                    31,469       20,500
     Property, plant and equipment, net                                           65,020       43,615
     Intangible assets, net                                                       65,205       28,648
     Prepaid commissions and other assets                                         10,341        5,080
                                                                                --------     --------
          Total assets                                                          $172,035     $ 97,843
                                                                                ========     ========


LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                          $  1,237     $  7,922
     Current portion of capital lease obligations                                    761          476
     Accounts payable                                                              8,685        7,825
     Accrued commissions                                                           7,172        5,585
     Accrued expenses                                                              4,286        2,631
     Deferred revenues and deposits                                                5,337          102
                                                                                --------     --------
          Total current liabilities                                               27,478       24,541
Long-term debt                                                                    68,142        5,395
Long-term capital lease obligations                                                  653          491
Deferred income taxes                                                              5,519        5,329
Deferred retirement obligation                                                       989        1,052
Other liabilities                                                                    539          429
Commitments and contingencies (Note 6)                                                 -            -
Redeemable common stock, 612,026 shares                                            7,797        7,797
Senior redeemable preferred stock                                                      -        4,507
Stockholders' equity:
     Preferred stock of Mac-Gray Corporation ($.01 par value, 5,000,000 shares
        authorized, no shares outstanding)                                             -            -
     Common stock of Mac-Gray Corporation ($.01 par value, 30,000,000 shares authorized, 12,813,732 (unaudited) and 12,285,568 shares issued and
       outstanding at September 30, 1998 and December 31, 1997, respectively)        128          123
     Additional capital                                                           60,576       52,524
 Retained earnings (accumulated deficit)                                             214       (4,345)
                                                                                --------     --------
          Total stockholders' equity                                              60,918       48,302
                                                                                --------     --------
Total liabilities, redeemable stock and stockholders' equity                    $172,035     $ 97,843
                                                                                ========     ========

The accompanying notes are an integral part of these financial statements.

                             MAC-GRAY CORPORATION
                  CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                Pro forma three   Pro forma Nine
                                                      Three months ended    Nine months ended     months ended     months ended
                                                          September 30,        September 30,      September 30,    September 30,
                                                       1998        1997     1998          1997        1997             1997
                                                       ----        ----     ----          ----        ----             ----
Revenue                                                36,853       23,702     97,710      76,013       28,214        75,956
Cost of revenue:
  Commissions                                          10,596        7,901     29,285      22,540        7,901        22,540
  Route expenditures                                    6,312        2,821     15,345       9,612        2,961         9,426
  Depreciation and amortization                         3,559        2,459      9,721       6,688        2,272         6,686
  Cost of product sales                                 7,697        4,081     18,699      16,550        7,350        16,377
                                                       ------       ------     ------      ------       ------        ------
     Total cost of revenue                             28,164       17,262     73,050      55,390       20,484        55,029
                                                       ------       ------     ------      ------       ------        ------
Operating expenses:
  General and administration                            1,557        1,951      5,043       5,148        2,039         5,218
  Sales and marketing                                   2,517        1,956      7,529       6,970        2,504         7,322
  Depreciation and amortization                           271          300        674         787          315           843
  Merger-related costs                                                            884
                                                       ------       ------     ------      ------       ------        ------
     Total operating expenses                           4,345        4,207     14,130      12,905        4,858        13,383
                                                       ------       ------     ------      ------       ------        ------
Income from operations                                  4,344        2,233     10,530       7,718        2,872         7,544
  Interest expense, net                                (1,317)        (991)    (2,580)     (2,621)      (1,070)       (2,757)
  Other expense, net                                     (117)         (68)      (118)        (29)         (68)          (29)
                                                       ------       ------     ------      ------       ------        ------
  Income before provision for income taxes              2,910        1,174      7,832       5,068        1,734         4,758
  Provision for income taxes                            1,259          116      3,154         367          132           367
                                                       ------       ------     ------      ------       ------        ------
Net income before accretion and dividends on
  redeemable preferred stock                            1,651        1,058      4,678       4,701        1,602         4,391
                                                       ------       ------     ------      ------       ------        ------
Accretion and dividends on redeemable preferred
  stock                                                     -           80         62         240           80           240
                                                       ------       ------     ------      ------       ------        ------
Net income available to common stockholders             1,651          978      4,616       4,461        1,522         4,151
                                                       ======       ======     ======      ======       ======        ======
Net income per common share - basic                      0.13         0.13       0.37        0.59         0.20          0.55
                                                       ======       ======     ======      ======       ======        ======
Weighted average common shares outstanding             12,654        7,554     12,479       7,554        7,554         7,554
                                                       ======       ======     ======      ======       ======        ======
Net income per common share - diluted                    0.13         0.12       0.36        0.57         0.19          0.53
                                                       ======       ======     ======      ======       ======        ======
Weighted average common shares outstanding -
  diluted                                              13,011        7,919     12,897       7,838        7,919         7,838
                                                       ======       ======     ======      ======       ======        ======
Pro forma tax adjusted data (Note 7):
  Income before provision for income taxes                           1,174                  5,068        1,734         4,758
  Provision for income taxes                                           470                  2,027          694         1,903
                                                                    ------                 ------       ------        ------
  Pro forma tax adjusted net income                                    704                  3,041        1,040         2,855
                                                                    ======                 ======       ======        ======
  Pro forma tax adjusted net income available to
   common stockholders                                                 624                  2,801          960         2,615
                                                                    ======                 ======       ======        ======
  Pro forma tax adjusted net income available to
   common stockholders per common share                               0.08                   0.37         0.13          0.35
                                                                    ======                 ======       ======        ======

  Pro forma tax adjusted net income available to
   common stockholders per common share -
   diluted                                                            0.08                   0.36         0.12          0.33
                                                                    ======                 ======       ======        ======


   The accompanying notes are an integral part of these financial statements

                             MAC-GRAY CORPORATION
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                Common stock                           Retained
                                                ------------
                                           Number of                   Additional      Earnings

                                             Shares          Value       capital       (deficit)         Total
                                             ------          -----       -------       ---------         -----
Balance, December 31, 1997                 12,285,568      $    123     $  52,524     $   (4,345)     $    48,302

 Net income available to common
  stockholders                                      -             -             -          4,616            4,616
 Inclusion of Intirion's net equity
  activity for the Six Months Ended
  December 31, 1997                                 -             -           (13)            15                2
 Exchange of Intirion preferred
  shares for Mac-Gray common
  stock                                       275,224             3         3,821              -            3,824
 Shares of Mac-Gray Common stock
    issued in conjunction with the
    acquisition of Copico                     250,000             2         4,216                           4,218
 Intirion dividends paid                            -             -             -            (72)             (72)
 Options exercised                              2,940             -            28              -               28
                                           ----------------------------------------------------------------------

Balance, September 30, 1998                12,813,732      $    128     $  60,576     $      214      $    60,918
                                           ======================================================================








   The accompanying notes are an integral part of these financial statements

                             MAC-GRAY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             Nine Months Ended
                                                                                September 30,
                                                                       -----------------------------
                                                                            1998              1997
                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                4,678              4,701
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                          10,395              7,475
   Loss on sale of assets                                                     38                 62
   Deferred income taxes                                                     277                 93
 (Increase) decrease in accounts receivable                               (4,377)               555
 Decrease (increase) in inventory                                          2,962               (498)
 Increase in prepaid expenses and other assets                            (8,852)            (3,327)
 Increase (decrease) in accounts payable,
  accrued commissions and accrued expenses                                 5,138             (3,259)
 Increase in deferred revenues and deposits                                2,785              1,285
                                                                       ---------           --------
      Net cash flows provided by operating
       activities                                                         13,044              7,087
                                                                       ---------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                    (15,224)            (8,353)
 Acquisition of businesses, net of cash acquired                         (50,106)            (4,958)
 Proceeds from sales of property and
  equipment                                                                1,712                637
                                                                       ---------           --------
     Net cash flows used in investing
       activities                                                        (63,618)           (12,674)
                                                                       ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt and
  capital lease obligations                                               (1,150)            (3,224)
 Principal payments on deferred retirement obligations                       (63)               (76)
 Retirement of line of credit and term loan                                    -            (18,646)
 Advances on credit facility, net of debt assumed                         56,613             32,335
 Contribution of capital and proceeds from sale of common stock               28                  -
 Cash dividends paid                                                         (72)            (3,724)
                                                                       ---------           --------
     Net cash flows provided by financing
       activities                                                         55,356              6,665
                                                                       ---------           --------
Increase in cash and cash
  equivalents                                                              4,782              1,078
Cash and cash equivalents, beginning of period                             3,774              2,844
                                                                       ---------           --------
Cash and cash equivalents, end of period                                   8,556              3,922
                                                                       =========           ========


Supplemental Information:
  No cash adjustment is reflected in the 1998 amounts for the period July 1 through December 31, 1997 for Intirion, since Intirion's ending cash balance at June 30, 1997 and December 31, 1997 was $0.



   The accompanying notes are an integral part of these financial statements

                             MAC-GRAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


1. BASIS OF PRESENTATION

In the opinion of management of Mac-Gray Corporation (the "Company" or "Mac-Gray"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) which are, in the opinion of management, necessary to present fairly the Company's financial position as of September 30, 1998 and December 31, 1997 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997. The unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the Company's fiscal 1997 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K and in conjunction with the Company's restated fiscal 1997 audited consolidated financial statements filed with the SEC in the Registration Statement on Form S-1 filed on June 10, 1998, as amended, which were restated as a result of the acquisition of Intirion Corporation which was accounted for as a pooling of interests. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

On March 12, 1998, Intirion Corporation ("Intirion") was acquired by Mac-Gray in a transaction accounted for as a pooling of interests. The accompanying consolidated financial statements have been prepared to give retroactive effect to the pooling transaction and include the accounts of Mac-Gray, Intirion and their respective wholly owned subsidiaries. Mac-Gray issued 1,593 shares of common stock and paid $1,033 in cash in exchange for all of the outstanding equity securities of Intirion. Costs directly associated with the pooling transaction of $884 were incurred in the three months ended March 31, 1998. These costs include legal, accounting and severance costs directly associated with the pooling transaction and are classified as merger-related costs on the income statement.

Due to the differing year ends of Mac-Gray and Intirion, financial information for dissimilar periods has been combined in the consolidated financial statements. As such, the historical annual financial statements were restated by combining the June 30 financial statements of Intirion with the December 31 financial statements of Mac-Gray. Intirion's results of operations for its three and nine months ended March 31, 1997 were combined with Mac-Gray's results of operations for the three and nine months ended September 30, 1997, and Intirion's balance sheet at June 30, 1997 was combined with Mac-Gray's balance sheet at December 31, 1997. Pro forma consolidated results of operations for the three and nine months ended September 30, 1997 have also been presented.
Pro forma consolidated data reflects the results of operations for the three and nine months ended September 30, 1997 for Mac-Gray consolidated with the three and nine months ended September 30, 1997 for Intirion and has been presented for informational purposes.

                             MAC-GRAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


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

                                                        Three Months Ended
                                     -----------------------------------------------------------
                                     September 30, 1997    March 31, 1997     September 30, 1997
                                          Mac-Gray            Intirion           as Reported
                                          --------            --------           -----------

     Net Revenues                         $19,879             $ 3,824              $23,702
     Net Income (loss)                    $ 1,063             $    (5)             $ 1,058

                                                         Nine Months Ended
                                     -----------------------------------------------------------
                                     September 30, 1997  March 31, 1997       September 30, 1997
                                          Mac-Gray            Intirion           as Reported
                                          --------            --------           -----------

     Net Revenues                         $58,167             $17,846              $76,013
     Net Income                           $ 4,095             $   606              $ 4,701

                                                     Pro Forma Three Months Ended
                                     -----------------------------------------------------------
                                     September 30, 1997  September 30, 1997   September 30, 1997
                                          Mac-Gray            Intirion           as Reported
                                          --------            --------           -----------

     Net Revenues                         $19,879             $ 8,334              $28,214
     Net Income                           $ 1,063             $   537              $ 1,602

                                                    Pro Forma Nine Months Ended
                                     -----------------------------------------------------------
                                     September 30, 1997  September 30, 1997   September 30, 1997
                                          Mac-Gray            Intirion           as Reported
                                          --------            --------           -----------

     Net Revenues                         $58,167             $17,789              $75,956
     Net Income                           $ 4,095             $   296              $ 4,391


2. LONG TERM DEBT

On April 23, 1998, the outstanding debt under the 1997 Credit Facility was refinanced under a new revolving line of credit and term loan facility (the "1998 Senior Secured Credit Facility"). The 1998 Senior Secured Credit Facility provides for borrowings under a revolving line of credit of up to $90,000, and converts to a term loan after three years for the outstanding balance at the date of conversion. Outstanding indebtedness under the 1998 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate minus .5% or LIBOR plus the Applicable Margin (either (i) 1.5% for loans outstanding which aggregate less than $50,000, or (ii) 1.75% for loans outstanding which exceed $50,000), or Cost of Funds (COF) plus the Applicable Margin.

                             MAC-GRAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

The 1998 Senior Secured Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The 1998 Senior Secured Credit Facility is secured by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The balance outstanding under the 1998 Senior Secured Credit Facility was $63,596 at September 30, 1998.

Through Intirion, the Company had outstanding borrowings of $0 at September 30, 1998 and $2,525 at December 31, 1997. All outstanding borrowings of Intirion Corporation were repaid by Mac-Gray subsequent to the merger and Intirion's line of credit agreement was terminated.

Long term debt also includes various notes payable totaling $3,877 at September 30, 1998 and $4,538 at December 31, 1997, and various unsecured notes payable to former shareholders totaling $1,906 at September 30, 1998 and $2,560 at December 31, 1997.

3. MERGERS AND ACQUISITIONS

On April 23, 1998, Mac-Gray acquired one hundred percent of the outstanding capital stock of Copico, Inc. ("Copico"). Copico is a provider of card and coin-operated reprographics equipment and services to the academic and public library markets in New England, New York and Florida. The purchase price was 250 shares of Mac-Gray common stock and $10,950 in cash, less the assumption of certain debt. The acquisition was accounted for as a purchase transaction. Assuming this acquisition had occurred at January 1, 1997 the pro forma results of operations would not have differed materially from the results of operations reported.

On April 24, 1998, Mac-Gray acquired one hundred percent of the outstanding capital stock of Amerivend Corporation and the assets of Amerivend Southeast Corporation for approximately $33,500 in cash, including the payment of certain debt. Amerivend is a provider of card and coin-operating laundry rooms in multiple housing facilities. The acquisition was accounted for as a purchase transaction.

The unaudited September 30, 1998 financial statements include the results of Copico and Amerivend for the period subsequent to the dates of their respective acquisition. Goodwill and other intangible assets amounting to approximately $37,000 was recorded in connection with these acquisitions.

The following supplemental pro forma financial information reflects the Amerivend acquisition as if it occurred on January 1, 1997.



                                           Unaudited             Unaudited
                                        Supplemental Pro      Supplemental Pro
                                       Forma Results for     Forma Results for
                                        the Nine Months       the Nine Months
                                             Ended                 Ended
                                       September 30, 1998    September 30, 1997
                                      ------------------------------------------
Revenue                                   $    103,808         $      89,144
Net Income                                $      5,206         $       5,260
Pro Forma tax adjusted net income
  available to common stockholders        $      4,933         $       3,495
Pro Forma tax adjusted net income
  Per Share                               $       0.40         $        0.46
Pro Forma tax adjusted net income
  Per Share - diluted                     $       0.38         $        0.45

                             MAC-GRAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

4. DEFERRED RETIREMENT OBLIGATION

The deferred retirement obligation at September 30, 1998 and December 31, 1997 relates to payments due to a former shareholder of the Company in connection with a retirement agreement which provides for annual payments of $104 until the death of the former shareholder. The liability at September 30, 1998 and December 31, 1997 has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

5. INCOME TAXES

The results of operations for the nine months ended September 30, 1998 include a tax benefit of $370 due to the release of a valuation allowance, during the three months ended June 30, 1998, on certain tax assets available for use by Intirion. Based on the results of operations of Intirion subsequent to the combination, management believes that it is more likely than not that such assets will be realized.

6. COMMITMENTS AND CONTINGENCIES

Guarantee of Indebtedness--At December 31, 1997, Mac-Gray Co., Inc. was a guarantor on a line of credit for a customer in the amount of $706, and recorded a contingency reserve of $250 for estimated losses on the guarantee. The guarantee was secured by a pledge of the borrowing company's assets. During the three months ended March 31, 1998, the customer defaulted on the line of credit and the Company succeeded to the assets and assumed the liabilities of the customer in accordance with the guarantee and related agreements. At March 31, 1998, the fair market value of the customer's assets and a liability of $677 were recorded on the Company's financial statements and a loss was recorded against the reserve. In April 1998, the customer's liability to its creditor was paid in full by Mac-Gray.


7. PRO FORMA TAX ADJUSTED DATA

Pro forma tax adjusted data reflects adjustments to the consolidated statements of income for the three and nine months ended September 30, 1997. Such adjustments consider the effect of the Company's operations as if the Company was subject to federal and state income taxes on a corporate level. Prior to the Company's initial public offering, it operated as a Subchapter S corporation. As such, its income was not subject to federal taxation at the corporate level. The pro forma income tax provision and pro forma net income have been calculated as if the Company was subject to income taxation as a C corporation during the entire year at an assumed effective tax rate of 40%.

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

                             MAC-GRAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  For the Three Months Ended September 30, 1998
                                                                                                        Per-
                                                                       Income           Shares         Share
                                                                     (Numerator)     (Denominator)     Amount
                                                                    ------------    ---------------  ----------
Net income per common share:
 Net Income                                                          $    1,651
 Less:  Accretion and dividends on redeemable preferred stock                 -
                                                                    ------------
  Net income available to common stockholders                        $    1,651            12,654     $   0.13
                                                                    ============    ===============  ==========
Effect of dilutive securities:
 Stock options                                                                                198
 Contingent shares                                                                            159
                                                                                    ---------------
Net income available to common stockholders--diluted                 $    1,651            13,011     $   0.13
                                                                    ============    ===============  ==========

                                                                  For the Three Months Ended September 30, 1997
                                                                                                        Per-
                                                                       Income           Shares         Share
                                                                     (Numerator)     (Denominator)     Amount
                                                                    ------------    ---------------  ----------
Net income per common share:
 Net Income                                                          $    1,058
 Less:  Accretion and dividends on redeemable preferred stock                80
                                                                    ------------
  Net income available to common stockholders                        $      978             7,554     $   0.13
                                                                    ============    ===============  ==========

Effect of dilutive securities:
 Stock options                                                                                233
 Contingent shares                                                                            132
                                                                                    ---------------
Net income available to common stockholders--diluted                 $      978             7,919     $   0.12
                                                                    ============    ===============  ==========

                                                                  For the Nine Months Ended September 30, 1998
                                                                                                        Per-
                                                                       Income           Shares         Share
                                                                     (Numerator)     (Denominator)     Amount
                                                                    ------------    ---------------  ----------
Net income per common share:
 Net Income                                                          $    4,678
 Less:  Accretion and dividends on redeemable preferred stock                62
                                                                    ------------
  Net income available to common stockholders                        $    4,616            12,479     $   0.37
                                                                    ============    ===============  ==========

Effect of dilutive securities:
 Stock options                                                                                259
 Contingent shares                                                                            159
                                                                                    ---------------
Net income available to common stockholders--diluted                 $    4,616            12,897      $  0.36
                                                                    ============    ===============  ==========


                             MAC-GRAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  For the Nine Months Ended September 30, 1997
                                                                                                        Per-
                                                                       Income           Shares         Share
                                                                     (Numerator)     (Denominator)     Amount
                                                                    ------------    ---------------  ----------
Net income per common share:
 Net Income                                                           $   4,701
 Less:  Accretion and dividends on redeemable preferred stock               240
                                                                    ------------
  Net income available to common stockholders                         $   4,461            7,554      $   0.59
                                                                    ============    ===============  ==========
Effect of dilutive securities:
 Stock options                                                                               152
 Contingent shares                                                                           132
                                                                                    ---------------
Net income available to common stockholderS--diluted                  $   4,461            7,838      $   0.57
                                                                    ============    ===============  ==========


9. NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" (SFAS 130) in June 1997. The Company adopted SFAS 130 for fiscal 1998. SFAS requires presentation of certain information related to comprehensive income. For the three months ended September 30, 1998 and 1997, the Company had no other comprehensive income as defined by SFAS 130, therefore there is no impact on the Company's balance sheet and income statement.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which requires that certain additional information related to operating segments be reported. The Company will be required to disclose segment information on the same basis that is used internally for evaluating segment performance for the fiscal year ending December 31, 1998.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include: implementation of acquisition strategy; integration of acquired businesses; ability to meet future capital requirements; dependence upon certain suppliers; lease renewals; retention of senior executives; market acceptance of new products and services; and those factors discussed in Mac-Gray's filings with the Securities and Exchange Commission ("SEC"). The historical financial information presented herein represents the consolidated results of Mac-Gray including the consolidated results of Intirion for all periods presented. The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto presented elsewhere in this report and with the annual financial statements and related notes previously filed by Mac-Gray with the SEC on its Annual Report on Form 10-K.

OVERVIEW

Mac-Gray derives its revenue principally through the operation and maintenance of card and coin-operated laundry rooms in multiple housing facilities, such as apartment buildings, colleges and universities, condominiums and public housing complexes. Mac-Gray operates its laundry rooms under long-term leases with property owners, colleges and universities and governmental agencies. The leases typically grant Mac-Gray the exclusive right to operate laundry rooms on the lessor's premises for a fixed term, which is generally seven to ten years, in exchange for a percentage of the revenue collected. Mac-Gray's Laundry Route business consists of approximately 155,000 laundry machines, operated in over 25,000 multiple housing laundry rooms located in 27 states.

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

RECENT DEVELOPMENTS

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

Mac-Gray acquired one hundred percent of the capital stock of Copico, Inc. (Copico) on April 23, 1998 for 250,000 shares of Mac-Gray common stock and $10.95 million in cash, less the assumption of certain debt. Founded in 1978, Copico is a major provider of card and coin-operated reprographics equipment and services to the academic and public library markets in New England, New York, Florida and Texas. Copico provides and services copiers, laser printers and microform reader-printers for the libraries of colleges, universities and graduate schools. Copico also is the sole provider of reprographics services to the New York public library system, as well as other public libraries. Copico had revenues of approximately $7.1 million for its fiscal year ended January 31, 1998 and has operations facilities in Canton, Massachusetts, New York, New York, and Miramar, Florida. Mac-Gray funded the cash portion of the purchase price by drawing on the 1998 Senior Secured Credit Facility. See "Liquidity and Capital Resources".

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

The Company's Board of Directors has approved a Stock Repurchase Plan under which Mac-Gray is authorized to acquire up to one million (1,000,000) shares of its outstanding Common Stock in the open market during the next 12 months. Under the Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The total number of shares subject to repurchase under the Plan is subject to approval by Mac-Gray's senior lenders.


YEAR 2000

The Company is aggressively researching and testing potential year 2000 problems in its software and systems. Toward that end the Company has enlisted the aid of an outside consulting firm to assist in the identification of any year 2000 issues. The consultants are expected to present their findings to the Company on or before November 30, 1998. The cost for this service has been estimated at $35,000, all of which will be incurred and expensed in the fourth quarter of 1998. The Company will be unable to estimate costs or establish timelines for any items of noncompliance that may be identified by the consultants until receipt of the consultant's report.

The Company has previously identified some software that is not presently year 2000 compliant. This software is in various stages of being updated to be in compliance with year 2000 requirements. Based on current schedules it is anticipated that this updating will be completed, tested, and operational before the end of the second quarter of 1999. The software is primarily being re-written by in-house programming staff and the necessary resources have been allocated from operating budgets to complete the system in a timely manner. No material additional expenditures are anticipated to complete these projects and the allocation of these resources is not expected to prohibit the completion of other less significant projects. The Company cannot presently determine the impact on its business, results of operations, or financial condition should the re-writes meet unexpected delays and not be completed by December 31, 1999.

The Company has made preliminary evaluations of its customer's year 2000 compliance. The Company believes that most of its customer's will not be materially impacted by year 2000 issues. Those customers who may be impacted consist primarily of finance companies and other commercial lending institutions through which the Company often receives payment on significant equipment sales. The Company does not foresee any significant problems with these companies and is working with them to resolve any potential problems. The Company believes that in the event any or all finance companies suffer problems due to non-compliance with year 2000 issues, the Company may experience a delay in payment on sales for which products have already been delivered. While these sales may be individually significant they are not material to the overall results of operations of the Company. The Company expects to complete its assessment of customer's year 2000 compliance issues by the end of 1998.

The Company is working with its primary vendors to identify and resolve any year 2000 compliance issues. At this time no issues have been identified and the Company does not foresee any significant issues developing. Should any year 2000 issues arise with any primary vendors that result in extended delays of shipments of equipment to the Company, the Company could be forced to delay the installation or sale of equipment. The Company could also be forced to delay required maintenance where parts are required. The Company expects to confirm the year 2000 readiness of all primary vendors before the end of the first quarter of 1999.

The Company has invested heavily in smart card technology where the year 2000 compatibility is not yet confirmed. Smart card technology includes software and hardware systems which the Company uses to provide cashless interaction with laundry, reprographic, vending, and door access equipment. The software and hardware systems include credit card sized devices with imbedded CPU's and related equipment which can add value or authorize use through various electronic reading devices installed in or near the related amenities. The Company is working with its suppliers to ensure that the current technology is
year 2000 compliant and at this time does not foresee any problems.   The
Company does not expect to incur significant costs to resolve any issues in this area and expects to confirm the year 2000 readiness of its smart card technology by the end of 1998.

The Company does not presently have any contingency plans in place for unresolved year 2000 issues. At this time all identified year 2000 issues are being resolved under timelines which the Company believes will more than adequately provide for unknowns and delays. Should any issues be identified in the coming months which the Company believes could remain unresolved into the latter stages of 1999 the Company will begin to develop contingency plans.

RESULTS OF OPERATIONS (IN THOUSANDS)

Due to the differing year ends of Mac-Gray and Intirion prior to the combination, the three months ended September 30, 1997 represents consolidated results for the period from July, 1997 through September, 1997 for Mac-Gray consolidated with the three month period from January, 1997 through March, 1997 for Intirion. The nine months ended September 30, 1997 represent the consolidated results for the period January through September 1997 for Mac-Gray consolidated with the nine month period July 1996 through March 1997 for Intirion. The pro forma three months ended September 30, 1997 represents consolidated results for the period from July, 1997 through September, 1997 for both Mac-Gray and Intirion. The three months ended September 30, 1998 represents consolidated results for the period from July, 1998 through September, 1998 for both Mac-Gray and Intirion. The pro forma nine months ended September 30, 1997 represent consolidated results for the period from January, 1997 through September 1997 for both Mac-Gray and Intirion.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997 AND PRO FORMA THREE MONTHS ENDED SEPTEMBER 30, 1997.

Revenue. Revenue increased by $13,151, or 55%, to $36,853 for the three months ended September 30, 1998 from the three months ended September 30, 1997 and increased by $8,639, or 31%, from the pro forma three months ended September 30, 1997. This increase is related to an increase in Route Revenue, which is made up of money collected through coin- and card-operated equipment, of $7,953, or 49%, from the three months and pro forma three months ended September 30, 1997 due to the expansion of existing operations and the additional revenues from the route businesses acquired during 1998. Sales Revenue increased $5,513, or 92%, from the three months ended September 30, 1997, due to comparison of dissimilar periods where seasonal sales fluctuations are cause distortions.

Commissions. Commissions increased by $2,695, or 34%, to $10,596 for the three months ended September 30, 1998 from the three months and pro forma three months ended September 30, 1997. This overall increase was primarily attributable to an increase in Route Revenue, since commissions are generally paid based upon a percentage of revenue earned in the Company's route locations. The slower rate of increase relative to Route Revenue was attributable to average commission rates on accounts acquired through acquisition during 1998 being lower than on accounts which existed in 1997. The Company believes that it is likely that overall commissions relative to revenue will stabilize during the next few quarters and then adjust proportionately with Route Revenue.

Route Expenditures. Route expenditures include costs associated with installing and servicing machines, as well as the costs of collecting, counting and
depositing the revenue.   Route expenditures increased by $3,491, or 124%, to
$6,312 for the three months ended September 30, 1998 from the three months ended September 30, 1997 and increased by $3,351, or 113% from the pro forma three months ended September 30, 1997. The increase was due in part to the general increase in revenue, which resulted in increased servicing, collecting, counting and depositing activity, and to the addition of branch locations as a result of acquisitions. The increase was also attributable to acquisitions made during 1998 for which the fixed and variable cost mix associated with route expenditures is different and causes increases in route expenditures relative to route revenue to rise during the slower periods of the year, including June through August.

Depreciation and Amortization. Depreciation and amortization include amounts included as a component of cost of revenue, and amounts included as an operating expense. Aggregate depreciation and amortization increased by $1,071, or 39%, to $3,830 for the three months ended September 30, 1998 from the three months ended September 30, 1997 and increased $1,243, or 48%, from the pro forma three months ended September 30, 1997. The increase was primarily attributable to the acquisitions of businesses during 1998 which resulted in additional machines to depreciate, as well as an increase in intangible assets to amortize, depreciation also increased as a result of the increase in the Company's machine base due to internal growth.

General and Administration. General and administration expenses decreased by $394, or 20%, to $1,557 for the three months ended September 30, 1998 from the three months ended September 30, 1997 and decreased by $482, or 24%, from the pro forma three months ended September 30, 1997. The decrease is primarily related to significant payroll cost reductions in the Intirion division through the elimination of duplicate positions.

Sales and marketing. Sales and marketing expense increased $561, or 29%, to $2,517 for the three months ended September 30, 1998 from the three months ended September 30, 1997. The increase is related to growth in the sales and marketing staff, which began to take place in 1997 as territories expanded and marketing staff were added so projects could be completed in-house. The increase from the three months ended September 30, 1997 is distorted by the comparison of dissimilar periods.

Interest Expense. Interest expense, net of interest income, increased by $326, or 33%, to $1,317 for the three months ended September 30, 1998 from the three months ended September 30, 1997 and increased by $247, or 23%, from the pro forma three months ended September 30, 1997. This increase is primarily related to an increase in outstanding borrowings which are related to the significant acquisition activity in the second quarter of 1998.

Income Tax Expenses. The increase in income tax expense is due to the termination of Mac-Gray's S corporation status concurrent with the Company's initial public offering in October 1997 (the "IPO"). Upon termination of the S corporation status, Mac-Gray became subject to federal and state income taxes, as such the effective tax rate increased from approximately 9% to approximately 40%.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1997.

Revenue. Revenue increased by $21,697, or 29%, to $97,710 for the nine months ended September 30, 1998 from the nine months ended September 30, 1997 and increased by $21,754, or 29% for the pro forma nine months ended September 30, 1997. This increase is related primarily to an increase in Route Revenue of $17,668, or 37%, from the nine months and pro forma nine months ended September 30, 1997 due to the expansion of existing operations and the additional revenues from the route businesses acquired during 1998.

Commissions. Commissions increased by $6,745, or 30%, to $29,285 for the nine months ended September 30, 1998 from the nine months and pro forma nine months ended September 30, 1997. This overall increase was primarily attributable to an increase in Route Revenue, since commissions are generally paid based upon a percentage of revenue earned in the Company's route locations.

Route Expenditures. Route expenditures include costs associated with installing and servicing machines, as well as the costs of collecting, counting and
depositing the revenue.   Route expenditures increased by $5,733, or 60%, to
$15,345 for the nine months ended September 30, 1998 from the nine months ended September 30, 1997 and increased by $5,919, or 63% from the pro forma nine months ended September 30, 1997. The increase was due in part to the general increase in revenue, which resulted in increased servicing, collecting, counting and depositing activity, and to the addition of branch locations as a result of acquisitions. The increase was also attributable to acquisitions made during 1998 for which the fixed and variable cost mix associated with route expenditures is different and causes increases in route expenditures relative to route revenue to rise during the slower periods of the year, including June through August.

Depreciation and Amortization. Depreciation and amortization include amounts included as a component of cost of revenue, and amounts included as an operating expense. Aggregate depreciation and amortization increased by $2,920, or 39%, to $10,395 for the nine months ended September 30, 1998 from the nine months ended September 30, 1997 and increased $2,866, or 38%, from the pro forma nine months ended September 30, 1997. The increase was primarily attributable to the acquisitions of businesses during 1998, which resulted in additional machines to depreciate, as well as an increase in intangible assets to amortize. Depreciation also increased as a result of the increase in the Company's machine base due to internal growth.

Interest Expense. Interest expense, net of interest income, decreased by $41, or 2%, to $2,580 for the nine months ended September 30, 1998 from the nine months ended September 30, 1997 and decreased by $177, or 6%, from the pro forma nine months ended September 30, 1997. This increase is primarily related to an increase in outstanding borrowings related to the significant acquisition activity in the second quarter of 1998.

A portion of the net proceeds received from the Company's IPO were used to reduce the existing indebtedness of the Company under the 1997 Credit Facility and resulted in reduced interest expense for the first quarter of 1998.

Merger-Related Costs. One-time, non-recurring costs associated with the acquisition of Intirion, which was accounted for as a pooling transaction, totaled $884 in the nine months ended September 30, 1998.

Income Tax Expense. The increase in income tax expense is due to the termination of Mac-Gray's S corporation status concurrent with the IPO. Upon termination of the S corporation status, Mac-Gray became subject to federal and state income taxes, as such the effective tax rate increased from approximately 9% to approximately 40%. The results of operations for the nine months ended September 30, 1998 include a tax benefit of $370,000 due to the release of a valuation allowance on certain tax assets available for use by Intirion. Based on the results of operations of Intirion subsequent to the combination, management believes that it is more likely than not that such assets will be realized.

SEASONALITY

The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market represent approximately thirty-five percent (35%) of the Company's total revenue. Route and rental revenues are derived substantially during the school year which includes the first, second and fourth calendar quarters. Conversely, the Company increases its operating expenditures during the third calendar quarter when colleges and universities are not in session as a result of Mac-Gray's increased product installation activities. Product sales, principally MicroFridge(R), to this market are also high during the third calendar quarter.

LIQUIDITY AND CAPITAL RESOURCES

Mac-Gray's primary sources of cash since December 31, 1997 have been operating activities and bank borrowings. The Company's primary uses of cash have been business acquisitions, capital expenses including the purchase of new laundry machines, MicroFridge equipment, and smart card based payment systems. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on any outstanding indebtedness, as well as capital expenditures. Funds available under the 1998 Senior Secured Credit Facility were used as needed to finance the acquisitions of Amerivend and Copico. The Company also anticipates that it will use additional funds available to it under the 1998 Senior Secured Credit Facility to finance additional possible acquisitions, larger capital expenditures, the stock buyback program and, as needed, working capital.

Cash flows provided by operations were $13,044 and $7,087 for the nine months ended September 30, 1998 and 1997, respectively. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, commissions, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The Company also incurred costs as a result of the Mac-Gray and Intirion pooling transaction.

Cash used in investing activities was $63,618 and $12,674 for the nine months
ended September 30, 1998 and 1997 respectively.   Mac-Gray invested
approximately $50,106, in connection with 1998 acquisitions, primarily Amerivend and Copico. Capital expenditures were $15,224 and $8,353 for the nine months ended September 30, 1998 and 1997, respectively.

Net cash flows from financing activities were $55,356 and $6,665 for the nine months ended September 30, 1998 and 1997, respectively. Financing activities for those periods consist primarily of proceeds from and repayments of bank borrowings, capital stock transactions, and payments of dividends. The increase is a result of borrowings used to fund the Amerivend and Copico acquisitions in 1998.

On April 23, 1998, the Company refinanced the amounts outstanding under the 1997 Credit Facility with the proceeds of the 1998 Senior Secured Facility. The 1998 Senior Secured Credit Facility provides for borrowings under a revolving line of credit of up to $90,000,000, and converts to a term loan after three years. The term loan has a weighted five year amortization schedule with a balloon payment due after the second year of the term loan. Outstanding indebtedness under the 1998 Senior Secured Credit Facility bears interest at the Company's option, at a rate equal to the prime rate minus .5% or LIBOR plus the applicable margin (either (i)1.5% for loans outstanding which aggregate less than $50,000,000, or (ii) 1.75% for loans outstanding which exceed $50,000,000), or the Cost of Funds
(COF) rate plus the applicable margin. The 1998 Senior Secured Credit Facility imposes certain financial and operational covenants on the Company, including restrictions on indebtedness, certain capital expenditures, investments and acquisitions and on the Company's ability to pay dividends and to make distributions. The 1998 Senior Secured Credit Facility, under certain limited circumstances, also restricts the payment of dividends and other distributions as well as certain acquisitions and investments. The 1998 Senior Secured Credit Facility is secured by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The Company was in compliance with the terms of the credit agreement as of September 30, 1998.

In connection with the acquisition of Sun Services of America, Inc. in April, 1997, the Company issued 612,026 shares of redeemable common stock to the owner of Sun Services. The Company remains obligated to repurchase shares of Common Stock at a price of $12.74 per share in the event the holder or holders of such shares elect to exercise such rights. These rights expire on October 21, 2000. In the event such rights are exercised, the Company would likely fund the purchase price for such shares of Common Stock by incurring additional indebtedness under the 1998 Senior Secured Credit Facility.

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

Item 4.  None

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
         The following exhibits are being filed as part of this Form 10-Q:

         EXHIBIT NO.    DESCRIPTION
         -----------    -----------

         27.1           Financial Data Schedule for nine months ended
                        September 30, 1998
         27.2 Restated Financial Data Schedule for nine months ended September 30, 1997


         (b) Reports on Form 8-K

             On July 7, 1998, the Company filed a Form 8-K/A to provide the required historical financial statements related to the acquisition of Amerivend Corporation on April 24, 1998.

             On August 28, 1998, the Company filed a Form 8-K announcing the resignation of the Company's Chief Financial Officer.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                                 MAC-GRAY CORPORATION
November 16, 1998                                /s/  Neil F. MacLellan
                                                 ----------------------
                                                 Neil F. MacLellan
                                                 Chief Financial Officer