Form 10-Q/A
period 1998-06-30
MAC-GRAY CORP
filed 1998-12-24
CIK 1038280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________


                        Commission file number 1-13495

                              MAC-GRAY CORPORATION
             (Exact name of Registrant as specified in its charter)



                Delaware                                04-3361982
      (State or other jurisdiction                   (I.R.S. Employer
            of incorporation)                       Identification No.)



                      22 Water Street, Cambridge, MA 02141
             (Address of principal executive offices and zip code)


                                 (617) 492-4040
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X                  No
                    -----                   -----

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on December 22, 1998:

          Class                               Number of shares
          -----                               ----------------
Common stock, $.01 par value                     13,443,754


The original quarterly report on Form 10-Q for the quarter ended June 30, 1998 filed on August 12, 1998 incorrectly stated the number of shares of the issuer's common stock outstanding on June 30, 1998 as 12,812,092. The actual number of shares of the issuer's common stock outstanding on June 30, 1998 was 13,424,118. This amendment to the report on Form 10-Q is being filed to make this correction.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Dated: December 24, 1998            MAC-GRAY CORPORATION


                                By: /s/ Michael J. Shea
                                   --------------------------------------
                                    Michael J. Shea
                                    Chief Financial Officer