Form 10-Q/A
period 1998-09-30
MAC-GRAY CORP
filed 1998-12-24
CIK 1038280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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


The original quarterly report on Form 10-Q for the quarter ended September 30, 1998 filed on November 16, 1998 incorrectly stated the number of shares of the issuer's common stock outstanding on September 30, 1998 as 12,813,732. The actual number of shares of the issuer's common stock outstanding on September 30, 1998 was 13,425,758. This amendment to the report on Form 10-Q is being filed to make this correction.

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