Form 10-K
period 1998-12-31
MAC-GRAY CORP
filed 1999-03-31
CIK 1038280

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSIONS
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from     to

                        COMMISSION FILE NUMBER 1-13495

                             MAC-GRAY CORPORATION
            (Exact name of registrant as specified in its charter)

                                                       04-3361982
              DELAWARE                              (I.R.S. Employer
    (State or other jurisdiction                   Identification No.)
   incorporation or organization)


                                                          02141
          22 WATER STREET,                             (Zip Code)
      CAMBRIDGE, MASSACHUSETTS
   (Address of principal executive
              offices)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of March 30, 1999 was $50,643,215 based on the last sale price of $8 1/16 per share as of March 30, 1999 on the NYSE. As of March 30, 1999, 12,655,628 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrants' Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1999 are incorporated by reference into
Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

  Mac-Gray was founded in 1927. Unless the context requires otherwise, all references in this Report to Mac-Gray or the Company shall mean Mac-Gray Corporation and its subsidiaries and predecessors, including (i) Mac-Gray Services, Inc., a Delaware corporation, that was formerly known as Mac-Gray Co., Inc. ("Mac-Gray Co."), and Mac-Gray, L.P., a Delaware limited partnership (the "Limited Partnership"), and (ii) businesses that Mac-Gray has acquired through December 31, 1998 from their respective dates of acquisition. Significant laundry route acquisitions have included Sun Services of America, Inc. ("SSA") and R. Bodden Coin-Op Laundry, Inc. ("RBCO" and, together with SSA, "Sun Services") acquired on April 17, 1997 and Amerivend Corporation and Amerivend Southeast Corporation (collectively "Amerivend") acquired on April 24, 1998. Other significant acquisitions have included Intirion Corporation ("Intirion"), which was acquired on March 12, 1998 and accounted for as a pooling of interests and Copico, Inc. ("Copico") which was purchased on April 23, 1998. On October 22, 1997, Mac-Gray completed its initial public offering of 4,600,000 shares of Mac-Gray Common Stock at an offering price of $11 per share (the "IPO"). Upon consummation of the IPO, Mac-Gray's status as an S corporation automatically terminated and Mac-Gray became subject to taxation as a C corporation for federal and state income tax purposes.

  The Company's revenues are derived from the operation of three business segments: Laundry services, MicroFridge(R) services and Reprographics services.

Laundry Services

  Mac-Gray believes that it is among North America's largest suppliers of card and coin-operated laundry services in multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes. Based upon Mac-Gray's ongoing survey of colleges and universities, the Company believes it is North America's largest supplier of such services to the college and university market. Mac-Gray owns and operates approximately 158,000 card and coin-operated washers and dryers in more than 25,000 multiple housing laundry rooms located in 29 states. In addition, Mac-Gray believes that it is the largest purchaser of commercial laundry products manufactured by The Maytag Corporation ("Maytag").

  On April 24, 1998, Mac-Gray acquired one hundred percent of the outstanding capital stock of Amerivend Corporation and the assets of Amerivend Southeast Corporation. Amerivend provided card and coin-operated laundry rooms in multiple housing facilities, primarily in the state of Florida.

  A substantial portion of Mac-Gray's revenue is derived from the operation of washers and dryers in laundry rooms under long-term leases with property owners. Under Mac-Gray's long-term leases the Company typically receives the exclusive right to operate laundry rooms within a multiple housing property in exchange for a percentage of the revenue collected. Mac-Gray has been able to retain in excess of 98% of its existing machine base, while also adding an average of 5.2% to its machine base through internally generated growth, during each of the past five years. Mac-Gray believes that its ability to retain its existing machine base in the past, while growing its machine base through internally generated installations and acquisitions, is indicative of its service of, and attention to, property owners and managers. The property owner or manager is usually responsible for maintaining and cleaning the premises and for payment of the utilities. Mac-Gray leases space within a property, in some instances improves the leased space with new flooring, ceilings and other improvements, and then installs and services the laundry equipment and collects the revenue. Mac-Gray sets and adjusts the pricing for its machines based upon local market conditions.

  Mac-Gray operates both smart card and magnetic stripe ("debit card") based payment systems. Since 1991 Mac-Gray has installed more than 12,500 debit card operated laundry machines in response to customer demand in the college and university market. The installation of these debit card-based machines often provides Mac-

Gray with access to colleges and universities that demand card-based payment systems as part of their procurement process.

  Mac-Gray has installed smart card readers in more than 16,000 laundry machines since April 1, 1997. Smart cards are the same size as credit or debit cards and are capable of computational operations, as well as storing data and value for use in cashless transactions. The stored value feature of smart cards is used with Mac-Gray's laundry equipment to provide laundry users the convenience and security of cashless transactions. Mac-Gray, which has experienced increased usage at existing facilities which have been equipped with smart card readers, believes that these smart card based payment technologies may also be used to increase revenue by facilitating modest price increases and the implementation of variable time pricing while also enhancing the ability to expand its existing services and product offerings. The additional benefits associated with smart card based transactions include reduced administrative burdens and expenditures, reduced vandalism, improved security and more efficient revenue collections. Mac-Gray believes that the availability of these technologies will also increase laundry room usage and decrease the property owner's risk of loss of resident business to off-premises operators which, Mac-Gray believes, will further enhance the attractiveness of smart card based payment systems to property owners and managers.

  Mac-Gray is also a significant distributor for several major laundry equipment manufacturers, including Maytag. As an equipment distributor, Mac-Gray sells commercial laundry equipment to public laundromats, as well as to the multi-unit housing industry. Mac-Gray is also certified, by the manufacturers, to service the commercial laundry equipment that it sells. Mac-Gray also sells commercial laundry equipment directly to institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities. Mac-Gray manages its laundry route business and its distribution and servicing business from its corporate headquarters in Cambridge, Massachusetts, where it has centralized its administrative, billing, marketing, purchasing and refurbishing operations. Mac-Gray also operates sales and/or service centers in Connecticut, Florida (three locations), Georgia, Illinois, Maine, Missouri, New York (two locations), North Carolina, Pennsylvania and Texas.

  Mac-Gray has also established a leasing program for commercial laundry customers who choose neither to purchase equipment nor to become a laundry route customer. This program involves the leasing of commercial laundry equipment to customers who maintain their own coin-operated laundry rooms, as well as to customers (such as hotels) who operate their own on-premise laundry equipment.

  Mac-Gray's laundry business has certain intrinsic characteristics in both its industry and its customer base, these include:

    Recurring revenue--Mac-Gray operates laundry equipment located in multiple housing facilities under long-term leases with property owners. In addition, Mac-Gray's efforts are designed to maintain customer relationships over the long-term.

    Historically non-cyclical business--Mac-Gray has not experienced a reduction of its business as a result of past general economic downturns, including the recession that occurred in the early 1990s, although there can be no assurance that this would be the case in the future. Mac-Gray believes that many larger property owners and managers may be even more inclined to out source non-core operations, such as laundry services, during economic downturns as they seek to control capital expenditures while maximizing resident retention through the availability of quality services and amenities.

    Diversified and stable customer base--Mac-Gray provides laundry services to more than 25,000 laundry rooms located in 29 states east of the Rocky Mountains. Currently, no lessor represents more than 1% of Mac-Gray's machine base. Mac-Gray serves customers in a number of markets including apartment buildings, colleges and universities, condominiums and public housing complexes.

    Competition--The card and coin-operated Laundry services industry is highly competitive, capital intensive and requires reliable and prompt service. Mac-Gray believes that customers consider different factors in selecting a laundry service provider including customer service, reputation, commission rates

  (including advance commissions) and range of products and services. Mac-Gray believes that different types of customers assign varied weight to each of these factors and that no one factor materially influences a customer's selection of a laundry service provider. Within any given geographic area, Mac-Gray may compete with local independent-operators, regional operators and multi-region operators. Although the industry is highly fragmented, Mac-Gray and several other independent-operators have chosen to grow by acquisitions, as well as through new machine placement. Mac-Gray believes that it is the third largest card and coin-operated laundry services provider in North America. Mac-Gray believes that only Coinmach Laundry Corporation ("Coinmach") and Web Service Company, Inc. ("Web") maintain larger machine bases than Mac-Gray.

    Dependence on Suppliers--The Company currently purchases a large portion of the equipment that it utilizes in its Laundry business from Maytag. In addition, the Company derives a significant amount of its revenue, as well as certain competitive advantages, from its position as a distributor of Maytag commercial laundry products. Although the purchase and distribution agreements between the Company and Maytag are terminable by either party upon written notice, the Company has never had such an agreement terminated by Maytag. The Company also purchases smart card based equipment from Schlumberger, a manufacturer of card based electronic transaction systems. The Company may choose to rely substantially in the future on the Schlumberger technology and its relationship with Schlumberger in general. A termination of, or substantial revision of the terms of, the contractual arrangements or business relationships with Maytag or Schlumberger could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

Microfridge(R) Services

  On March 12, 1998, Mac-Gray acquired Intirion Corporation ("Intirion"). Intirion is a supplier of combination refrigerator/freezer/microwave ovens ("MicroFridge(R)") to multiple housing facilities such as colleges and universities, military bases, hotels, motels and assisted living facilities.

  Mac-Gray believes that the addition of these items to its product line enhances the Company's ability to provide multiple amenities to both its current customer base as well as future customers seeking one source to fill multiple needs. The Company currently owns approximately 42,000
MicroFridges(R) in service throughout the country.

  The MicroFridge(R) is a family of patented combination refrigerator/freezer/microwave ovens. The product's patented circuitry has proven to be an important feature for those customers who have concerns about electrical capacity and seek a safer alternative to hot plates and other cooking or heating appliances. Historically, MicroFridge(R) sales efforts have been focused on such "home-away-from-home" marketplaces as colleges and universities, military bases, hotels, motels and assisted living facilities.

  The MicroFridge(R) services division revenues are derived from the sale and rental of MicroFridge(R) units. Rental units are leased to institutions or individuals at institutions on both long-term and annual bases. The Academic Living market is composed of more than 1,700 colleges and universities that have on-campus residence halls. MicroFridge(R) units are sold and leased to colleges and universities across the continental United States. Mac-Gray believes that it is the largest refrigerator/microwave rental company serving the Academic Living market. The second largest market is the Government Living market, consisting principally of military bases. In this market, the MicroFridge(R) product line is available through government contract with the General Services Administration and the U.S. Air Force. MicroFridge(R) products have been installed at government facilities throughout the world. MicroFridge(R) brand products are also sold to the hospitality and lodging industry throughout the continental United States through an independent dealer network.

  The MicroFridge(R) division maintains OEM arrangements with three primary manufacturers, Sanyo E&E Corporation, Daewoo Electronics Co., Ltd. and Imarflex Mfg. Co., Ltd. Sanyo E&E Corporation has been the Company's principal supplier since Intirion was founded. The principal patent underlying the MicroFridge(R) product is held jointly by Intirion and Sanyo. In December 1997, Sanyo signed a non-competition agreement with Intirion whereby Sanyo is precluded from entering the MicroFridge(R) market. This agreement remains in effect through the life of the patent provided that certain minimum annual quantities of products are purchased from Sanyo. The other OEM agreements are renewable year to year unless terminated with proper notice.

  The refrigerator/microwave industry is highly competitive. In addition to large direct sellers, Intirion also competes with the major retail stores and local and regional distributors who sell various brand name compact refrigerators and microwave ovens in the markets served by Intirion. Although Intirion holds a patent on combination units utilizing internal circuitry, there has been increased competition since 1995 from "similar look" products utilizing an external circuitry control mechanism. There also exist local and regional competition in Intirion's rental business. The growth in Intirion's rental business has been derived from both internal sales efforts and acquisitions. Intirion believes that its expertise gained from being the first entrant in the market enables it to compete effectively against new entrants in the combination appliance business. Intirion's principal competitors include General Electric, Avanti, Tatung, Welbilt, Walmart, Sears, Sanyo Fisher Sales and several companies focused on the college rental marketplace.

Reprographic Services

  On April 23, 1998, Mac-Gray acquired one hundred percent of the outstanding capital stock of Copico, Inc. ("Copico").

  Founded in 1978, Copico is a major provider of card and coin-operated reprographics equipment and services to the academic and public library markets in New England, New York, Florida and Texas. Copico provides and services copiers, laser printers and microform reader-printers for the libraries of colleges, universities, graduate schools and public libraries. The Reprographics services business represents less than 5% of the Company's total operations.

Employee Base

  The Company employs approximately 527 people. No employee is covered by a collective bargaining agreement and the Company believes that its relationship with its employees is good. In addition the MicroFridge(R) division employs part-time employees from time to time based on the seasonality of MicroFridge(R) sales and rental operations in the college and university marketplace.

Segment Information

  The Company operates three business units which are based on the Company's different product and service categories: Laundry, MicroFridge(R) and Reprographics. The Laundry and Reprographics business units have been aggregated into one reportable segment (Laundry and Reprographics) since the long-term financial performance of the Laundry and Reprographics units are affected by similar economic conditions. Information with regard to reportable business segments is reported under Note 15 in the financial statements attached hereto.

Item 2. Properties

  Mac-Gray owns its 40,000 square foot corporate headquarters in Cambridge, Massachusetts which houses Mac-Gray's administrative and central services, including a 20,000 square foot warehouse for equipment and parts. Mac-Gray also owns sales and service facilities in Miami and Tampa, Florida and Austell, Georgia consisting of 25,000, 12,000 and 12,000 square feet each, respectively. Mac-Gray also leases the following regional facilities, which are largely operated as sales and service facilities, though limited administrative functions are also performed at many of them:

                                                                   Approximate
   Location                                                       Square Footage
   --------                                                       --------------
   Buffalo, New York.............................................      9,500
   Canton, Massachusetts.........................................     10,000
   Charlotte, North Carolina.....................................      7,600
   Chula Vista, California*......................................     25,000
   Gainesville, Florida..........................................        750
   Gurnee, Illinois..............................................     12,000
   Houston, Texas................................................      2,115
   East Hartford, Connecticut....................................     14,900
   Orlando, Florida..............................................      3,778
   Pittsburgh, Pennsylvania......................................      1,100
   St. Louis, Missouri...........................................      2,400
   Standish, Maine...............................................      7,500
   Syracuse, New York............................................      7,800
   Walpole, Massachusetts*.......................................     19,000

All properties are primarily utilized for the Laundry and Reprographics divisions except for the facilities marked by an *, which are primarily utilized by the MicroFridge(R) division.

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

Item 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Mac-Gray first issued its common stock ("Mac-Gray Common Stock") to the public in October 1997. The Mac-Gray Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "TUC." The following table sets forth the high and low sales prices for Mac-Gray Common Stock on the NYSE.

                                              Year ended          Year ended
                                         December 31, 1997(1)  December 31, 1998
                                         --------------------- -----------------
                                             Sales Prices        Sales Prices
                                         --------------------- -----------------
                                           High        Low       High      Low
                                         --------------------- --------- -------
First Quarter........................... $     --  $       --  $20 1/2   $15 3/8
Second Quarter..........................       --          --   17 3/4    12 3/8
Third Quarter...........................       --          --   14 15/16   9
Fourth Quarter..........................    15 7/8    13 11/16  12 1/2     7 3/4

--------
(1) The Mac-Gray Common Stock commenced trading on October 17, 1997.

  As of March 30, 1999 there were 171 holders of record for Mac-Gray Common
Stock.

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

Item 6. Selected Financial Data

  Set forth below are selected historical financial data of Mac-Gray as of the dates and for the periods indicated. The selected historical financial data of Mac-Gray for the four years in the period ended December 31, 1998 were derived from the historical consolidated financial statements of Mac-Gray that were audited by PricewaterhouseCoopers LLP, whose report appears elsewhere in this Report. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements of Mac-Gray and the notes thereto included elsewhere in this Report. On March 12, 1998, Mac-Gray acquired Intirion in a transaction accounted for as a pooling of interests. The selected financial data have been prepared to give retroactive effect to the pooling transaction and include the accounts of Mac-Gray, Intirion and their respective wholly owned subsidiaries.

                                          Year ended December 31,
                                 ---------------------------------------------
                                  1994     1995     1996    1997(1)   1998(2)
                                 -------  -------  -------  --------  --------
Statement of Income Data:
Revenue........................  $60,633  $66,352  $82,260  $104,847  $137,177
Cost of revenue
 Commissions...................   19,168   20,471   25,760    31,717    41,699
 Route expenditures............    7,889    8,251   10,971    12,449    21,561
 Depreciation and
  amortization.................    4,822    5,455    7,060     9,725    13,349
 Cost of equipment sales.......   11,110   12,234   15,408    22,021    24,828
                                 -------  -------  -------  --------  --------
 Total cost of revenue.........   42,989   46,411   59,199    75,912   101,437
                                 -------  -------  -------  --------  --------
Operating expenses:
 General and administration....    4,070    5,804    5,939     6,923     7,003
 Sales and marketing...........    5,134    6,455    7,718    10,181    10,333
 Depreciation..................      501      639      783       753       909
 Merger-related costs..........      --       --       --        --      1,144
                                 -------  -------  -------  --------  --------
 Total operating expenses......    9,705   12,898   14,440    17,857    19,389
                                 -------  -------  -------  --------  --------
Income from operations.........    7,939    7,043    8,621    11,078    16,351
 Interest expense, net.........   (1,300)  (1,328)  (2,354)   (2,975)   (3,920)
 Other income (expense), net...       70       55      (87)      181      (122)
                                 -------  -------  -------  --------  --------
Income before provision for
 income taxes..................    6,709    5,770    6,180     8,284    12,309
Provision for income taxes(3)..     (271)    (400)    (514)   (5,228)   (5,222)
                                 -------  -------  -------  --------  --------
Net income.....................  $ 6,438  $ 5,370  $ 5,666  $  3,056  $  7,087
Accretion and dividends on
 redeemable preferred stock....      --       240      240       320        62
                                 -------  -------  -------  --------  --------
Net income available to common
 stockholders..................  $ 6,438  $ 5,130  $ 5,426  $  2,736  $  7,025
                                 =======  =======  =======  ========  ========
Net income per common share--
 basic.........................  $  0.85  $  0.68  $  0.72  $   0.32  $   0.56
                                 =======  =======  =======  ========  ========
Weighted average common shares
 outstanding...................    7,554    7,554    7,554     8,449    12,524
                                 =======  =======  =======  ========  ========
Net income per common share--
 diluted.......................  $  0.84  $  0.67  $  0.71  $   0.31  $   0.54
                                 =======  =======  =======  ========  ========
Weighted average common shares
 outstanding--diluted..........    7,686    7,686    7,686     8,709    12,926
                                 =======  =======  =======  ========  ========
Other Financial Data:
 EBITDA(4).....................  $13,332  $13,192  $16,377  $ 21,737  $ 30,487
 Depreciation and
  amortization.................    5,323    6,094    7,812    10,481    14,258
 Capital expenditures..........    6,090    8,121   10,010    11,584    20,729
 Cash flows provided by
  operating activities.........   11,106   10,364   15,768    10,473    16,890
 Cash flows used in investing
  activities...................   (6,024)  (8,952) (24,338)  (22,791)  (70,270)
 Cash flows provided by (used
  in) financing activities.....   (6,167)    (589)   7,516    13,248    55,787
Balance Sheet Data (at end of
 period):
 Working capital...............  $(3,726) $(3,311) $(8,489) $ (4,041) $ (2,840)
 Total assets..................   36,184   46,785   66,217    97,843   171,520
 Long-term debt, net of current
  portion......................   13,919   12,125   23,473     5,395    69,664
 Redeemable common and
  preferred stock..............      --     3,947    4,187    12,304       --
 Stockholders' equity..........   10,190   12,165   13,774    48,302    62,941

--------
(1) The financial data for the year ended December 31, 1997 includes the results of Sun Services subsequent to the acquisition date of April 17, 1997.
(2) The financial data for the year ended December 31, 1998 includes the results of Copico and Amerivend subsequent to the acquisition dates of April 23, 1998 and April 24, 1998, respectively.
(3) See notes to consolidated financial statements for information concerning the Company's income tax obligations.
(4) "EBITDA" is defined herein as income before provision for income taxes, plus depreciation and amortization expense and interest expense. EBITDA should not be considered as an alternative to net income as a measure of operating results or as an alternative to cash flows as a measure of liquidity and it is not a measure of performance or financial condition under generally accepted accounting principles. EBITDA is presented because Mac-Gray's management believes that certain investors may find it to be a useful tool for measuring Mac-Gray's ability to meet its future debt service obligations, make capital expenditures and satisfy working capital requirements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto presented elsewhere in this Report.

Overview

  Mac-Gray derives its revenue principally through the operation and maintenance of amenities in multiple housing units, including laundry and MicroFridge(R) products. Mac-Gray also operates card and coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge(R) equipment under long-term leases with property owners, colleges and universities and governmental agencies. Mac-Gray's Laundry services business consists of approximately 158,000 laundry machines, operated in over 25,000 multiple housing laundry rooms located in 29 states. Mac-Gray's reprographics business consists of approximately 1,600 machines concentrated in the northeast, Florida and Texas. Mac-Gray's MicroFridge(R) business consists of approximately 42,000 leased units located throughout the United States as well as sales of its MicroFridge(R) product line.

  Mac-Gray also derives revenue as a distributor and servicer of commercial laundry equipment manufactured by Maytag Corporation, and sells laundry equipment manufactured by American Dryer, The Dexter Company, and Whirlpool Corporation. Additionally, the Company sells or rents laundry equipment to restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities.

  The MicroFridge(R) services division derives revenue through the sale and rental of its MicroFridge(R) products to colleges and universities, military bases, assisted living facilities and the hotel and motel market.

Acquisitions

  On March 12, 1998, Mac-Gray completed its acquisition of Intirion, which has been accounted for as a pooling of interests. Mac-Gray issued approximately 1,593,000 shares of common stock and paid $1.0 million in cash in exchange for all of the outstanding equity securities of Intirion. Through Intirion, the Company sells its proprietary MicroFridge(R) product which is a combination refrigerator/freezer/microwave oven utilizing patented circuitry. The product is marketed throughout the United States to colleges and universities, the federal government, economy hotels and motels and to builders of assisted living facilities. All of Intirion's products are manufactured by outside suppliers. In addition, Intirion also rents its products on a year to year basis to students living in college and university residence halls or through long term leases directly with the universities.

  On April 23, 1998, Mac-Gray acquired one hundred percent of the capital stock of Copico for 250,000 shares of Mac-Gray common stock and $10.95 million in cash, less the assumption of certain debt. Founded in

1978, Copico is a major provider of card and coin-operated reprographics equipment and services to the academic and public library markets in New England, New York, Florida and Texas. Copico provides and services copiers, laser printers and microform reader-printers for the libraries of colleges, universities and graduate schools. Copico also is the sole provider of reprographics services to the New York public library system, as well as other public libraries. Copico had revenues of approximately $7.1 million for its fiscal year ended January 31, 1998 and has operations facilities in Canton, Massachusetts, New York, New York, and Miramar, Florida.

  On April 24, 1998, Mac-Gray acquired one hundred percent of the outstanding capital stock of Amerivend Corporation and the assets of Amerivend Southeast Corporation for approximately $33.5 million in cash, including the payment of certain debt. Amerivend was a provider of card and coin-operated laundry equipment in Florida and Georgia. Amerivend was also the principal distributor of Maytag commercial laundry products in Alabama, Georgia and Florida. Founded in 1959, Amerivend had 1997 revenues of $17.6 million and has offices in Miami, Orlando, and Tampa, Florida and Austell, Georgia.

  Mac-Gray funded the cash portion of the purchase price of these acquisitions by drawing on the 1998 Senior Secured Credit Facility. See "Liquidity and Capital Resources".

Recent Developments

  On October 29, 1998 the Company's Board of Directors approved a Stock Repurchase Plan under which Mac-Gray is authorized to acquire up to eight million dollars ($8,000) of its outstanding Common Stock in the open market during the 12 months ending October 1999. Under the Plan, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. The total number of shares subject to repurchase under the Plan is subject to approval by Mac-Gray's senior lenders. As of December 31, 1998 the Company had repurchased 62,100 shares at a total cost of approximately $706.

  The Company issued 612,026 shares of redeemable common stock as a result of the acquisition of Sun Services in 1997. On December 4, 1998 the Company was notified that the put option on the 600,026 remaining shares of redeemable common stock was being exercised. In January 1999, the Company paid to the shareholder $7.6 million in exchange for the shares.

Year 2000

 Year 2000 Information and Readiness Disclosure Act

  The Company supports the exchange of information relating to the Year 2000 issue and designates the following information as the Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. Information set forth herein regarding the Year 2000 compliance of products and services other than those of the Company are "republications" under the Year 2000 Information and Readiness Disclosure Act and are based on information supplied by other companies about the products and services they offer. The Company has not independently verified the contents of these republications and takes no responsibility for the accuracy or completeness of information contained in such republications.

  The year 2000 or "Y2K" problem stems from the fact that many existing computer systems use only two digits when they refer to a year. It is widely believed that when the calendar rolls to 2000 at the end of 1999 those computers and systems not updated to handle a four digit year will begin to perform calculations where the "00" in 2000 is interpreted as 1900. The Company is aggressively researching and testing potential year 2000 problems within its software and systems. During 1998 the Company contracted with an outside consultant to assist in the evaluation of Y2K preparedness. The consultants findings and assessments are incorporated within this section.

  Through the year ended December 31, 1998 the Company has not incurred significant costs directly associated with Y2K evaluations and corrections. The Company does not expect to incur significant costs moving forward to rectify any Y2K issues.

 Information systems

  The Company utilizes numerous computer information systems to perform such tasks as liability calculations, general accounting and financial analysis. Some of these systems are not year 2000 compliant. The Company has maintenance agreements with vendors, for certain systems, which provide for periodic updates which, if not already compliant, should bring these systems into compliance during the first half of 1999.

  The Company also has several software systems that were developed internally. These systems are in various stages of being updated to be in compliance with year 2000 requirements. Based on current schedules it is anticipated that this updating will be completed, tested, and operational before the end of the third quarter of 1999. The software is primarily being re-written by the Company's programming staff and the necessary resources have been allocated from operating budgets to complete the process in a timely manner. The Company has contracted with an outside consultant to assist in the documentation and testing of the new systems. The Company estimates that this process is approximately 25 percent complete as of December 31, 1998.

 Third parties

  The Company is making ongoing evaluations of year 2000 compliance with significant third parties. Third parties include vendors, customers, and outside service providers with whom the Company has material relationships. While the Company expects its year 2000 issues to be successfully resolved it cannot guarantee that the year 2000 issues of third parties will not negatively impact Mac-Gray's financial condition.

  The Company is working with its primary vendors to identify and resolve any year 2000 compliance issues. At this time no issues have been identified and the Company does not foresee any significant issues developing. Should any year 2000 issues arise with any primary vendors that result in extended delays of shipments of equipment to the Company, the Company could be forced to delay the installation or sale of equipment. The Company could also be forced to delay required maintenance where parts are required. The Company believes that this process is approximately 80 percent complete as of December 31, 1998. The Company expects to confirm the year 2000 readiness of all primary vendors before the end of the second quarter of 1999.

  The Company believes that most of its customer's will not be materially impacted by year 2000 issues. Those customers who may be impacted consist primarily of finance companies and other commercial lending institutions through which the Company often receives payment on significant equipment sales. The Company does not foresee any significant problems with these companies and is working with them to resolve any potential problems. The Company believes that in the event any or all finance companies suffer problems due to non-compliance with year 2000 issues, the Company may experience a delay in payment on sales for which products have already been delivered. While these sales may be individually significant they are not material to the overall results of operations of the Company. At the present time the Company believes the process is approximately 75 percent complete. The Company expect to confirm the year 2000 readiness of its primary customers before the end of the second quarter of 1999.

 Embedded systems

  The Company has invested heavily in smart card technology. Smart card technology includes software and hardware systems that the Company uses to provide cashless interaction with laundry, reprographics, vending, and door access equipment. The software and hardware systems include credit card sized devices with embedded CPU's and related equipment which can add value or authorize use through various electronic reading devices installed in or near the related amenities. The Company is working with its suppliers to ensure that the current technology is year 2000 compliant and at this time does not foresee any problems. The Company does not expect to incur significant costs to resolve any issues in this area and expects to confirm the year 2000 readiness of its smart card technology by the end of the second quarter of 1999. The Company estimates that this process is approximately 80 percent complete as of December 31, 1998.

  The Company does not presently have any contingency plans in place for unresolved year 2000 issues. At this time all identified year 2000 issues are being resolved under timelines which the Company believes will more than adequately provide for unknown matters and delays. Should any issues be identified in the coming months which the Company believes could remain unresolved into the latter stages of 1999, the Company will begin to develop contingency plans. Such contingency plans may include increasing inventories to prevent delays in new equipment installations, and the temporary addition of staff to facilitate manual processing of information.

Results of Operations (Dollars in thousands)

  Due to the differing year ends of Mac-Gray and Intirion prior to the combination, the year ended December 31, 1997 represents consolidated results for the period from January 1997 through December 1997 for Mac-Gray consolidated with the results for the period from July 1996 through June 1997 for Intirion.

 Fiscal year ended December 31, 1998 compared to fiscal year ended December 31, 1997

  Revenue. Revenue increased by $32,330, or 31%, to $137,177 for the year ended December 31, 1998 from the year ended December 31, 1997. This increase is related to an increase in route revenue, which is made up of money collected through card and coin-operated equipment, of $26,149, or 39%, due to the expansion of existing operations and the additional revenues from route businesses acquired during 1998. Sales revenue increased $4,865, or 15%, from the year ended December 31, 1997. This increase is primarily a result of entering into new long-term lease contracts to provide MicroFridge(R) and Laundry products which have been recorded as sales type leases during 1998.

  Commissions. Commissions increased by $9,982 or 31%, to $41,699 for the year ended December 31, 1998 from year ended December 31, 1997. This overall increase was primarily attributable to an increase in route revenue, since commissions are generally paid based upon a percentage of revenue earned in the Company's route locations. The slower rate of increase relative to route revenue was attributable to average commission rates on accounts acquired through acquisition during 1998 being lower than on accounts which existed in 1997. The Company believes that it is likely that overall commissions relative to revenue will stabilize during the next few quarters and then adjust proportionately with route revenue.

  Route Expenditures. Route expenditures include costs associated with installing and servicing machines, as well as the costs of collecting, counting and depositing the revenue. Route expenditures increased by $9,112, or 73%, to $21,561 for the year ended December 31, 1998 from the year ended December 31, 1997. The increase was due, in part, to the general increase in revenue, which resulted in increased servicing, collecting, counting and depositing activity, and to the addition of branch locations as a result of acquisitions. The increase was also attributable to acquisitions made during 1998 for which the fixed and variable cost mix associated with route expenditures is different and causes increases in route expenditures relative to route revenue to rise during the slower periods of the year, including June through August.

  Depreciation and Amortization. Depreciation and amortization include amounts included as a component of cost of revenue, and amounts included as an operating expense. Aggregate depreciation and amortization increased by $3,780, or 36%, to $14,258 for the year December 31, 1998 from year ended December 31, 1997. The increase was primarily attributable to the acquisitions of businesses during 1998 which resulted in additional machines to depreciate, as well as an increase in amortization. Depreciation also increased as a result of the increase in the Company's machine base due to internal growth.

  Cost of Product Sales. Cost of product sales increased $2,807, or 13%, to $24,828 for the year ended December 31, 1998 from the year ended December 31, 1997. This increase was consistent with an overall increase in sales revenue.

  Merger Related Costs--Merger related costs of $1,144 were recognized during the year ended December 31, 1998. These costs included legal, accounting, severance, and other costs directly associated with the Intirion pooling transaction.

  Interest Expense. Interest expense, net of interest income, increased by $945, or 32%, to $3,920 for the year ended December 31, 1998 from year ended December 31, 1997 This increase is primarily related to an increase in outstanding borrowings which are primarily related to the significant acquisition activity during 1998.

  Provision for Income Tax. The effective tax rate decreased from 63% to 42% from the year ended December 31, 1997 to the year ended December 31, 1998. This decrease is primarily related to significant deferred tax expenses recognized during the fourth quarter of 1997 resulting from the Company's change from a S corporation to a C corporation for income tax purposes. The provision for income tax in 1998 is higher than the Company's statutory tax rate due to non-deductible expenditures made in 1998 as a result of certain of the Company's acquisitions. These expenditures include merger related costs and goodwill expensed in 1998 that is not deductible for tax purposes. The results of operations for the year ended December 31, 1998 include a tax benefit of $370 due to the release of a valuation allowance on certain tax assets available for use by Intirion. Based on the results of operations of Intirion subsequent to the combination, management believes that it is more likely than not that such assets will be realized.

  Fiscal year ended December 31, 1997 compared to fiscal year ended December 31, 1996

  Revenue. Revenue increased by $22,587, or 27%, to $104,847 in 1997 from $82,260 in 1996. This increase was primarily attributable to growth in existing laundry route revenue, the Sun Services Acquisition and the impact of a full year's operation of businesses acquired in 1996. Laundry route revenue increased $12,535, due to the expansion of existing operations and to an increase in the number of machines operated as a result of several acquisitions of laundry route businesses subsequent to March 31, 1996. Product sales increased by $9,115, due to growth of revenue from existing distributorships and the distributorships acquired during 1996 and 1997 and due to increased sales of MicroFridge(R) products to all market segments. Mac-Gray believes that its increased focus on sales and marketing efforts since mid-1996 has had a significant impact on the growth of revenue from existing laundry routes and distributorships.

  Commissions. Commissions increased by $5,957, or 23%, to $31,717 in 1997 from $25,760 in 1996. This increase was primarily attributable to an increase in laundry route revenue, since commissions are generally paid based upon a percentage of laundry route revenue.

  Route Expenditures. Route expenditures, which are primarily variable expenses which change with the increases and decreases in revenue and include costs associated with installing and servicing machines, as well as the costs of collecting, counting and depositing the revenue, increased by $1,478, or 13%, to $12,449 in 1997 from $10,971 in 1996. This increase was due to the general increase in revenue, which resulted in increased servicing, collecting, counting and depositing activity, increased levels of expenses associated with improving service in some of the acquired businesses, and other associated costs.

  Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization included as a component of cost of revenue, as well as depreciation which is included as an operating expense. Aggregate depreciation and amortization increased by $2,635, or 34%, to $10,478 in 1997 from $7,843 in 1996. This increase was primarily attributable to the acquisition of several laundry route businesses in 1996 and 1997, which resulted in additional machines to depreciate, as well as an increase in intangible assets to amortize, and the placement of additional machines at existing locations.

  Cost of Product Sales. Cost of product sales increased by $6,613, or 43%, to $22,021 in 1997 from $15,408 in 1996. This increase was a direct result of increased product sales.

  General and Administration. General and administration expenses increased by $984, or 17%, to $6,923 in 1997 from $5,939 in 1996. This increase was attributable to an increase in professional fees and to the hiring of additional clerical and administrative staff to support the growth in Mac-Gray's business.

  Sales and Marketing. Sales and marketing expense increased by $2,463, or 32%, to $10,181 in 1997 from $7,718 in 1996. This increase was attributable to the expansion of the marketing department, led by the hiring of an experienced national marketing executive in the third quarter of 1996, and an increase in the number of field sales representatives.

  Interest Expense. Interest expense, net of interest income, increased by $621, or 26%, to $2,975 in 1997 from $2,354 in 1996. This increase was primarily attributable to the increased borrowings incurred to finance the acquisitions made during 1996 and 1997 and to the increase in product purchases. Interest expense was minimal subsequent to the IPO because a portion of the net proceeds from that offering was used to repay the existing indebtedness under the old credit facility, as further described below.

  Provision for Income Taxes. The provision for income taxes increased by $4,714 to $5,228 in 1997 from $514 in 1996 due to the termination of Mac-Gray's S corporation status concurrent with the IPO. Upon termination of the S corporation status, Mac-Gray became subject to federal and state income taxes, with a statutory rate of approximately 40%. As a result, Mac-Gray recognized a non-recurring charge to income tax expense of approximately $4,037 in October 1997, representing additional net deferred tax liabilities as of the date the S corporation election was terminated. As the historical income tax provision for Mac-Gray prior to the termination of the S corporation status was established only to provide for income taxes in states that do not recognize Subchapter S corporations, the income tax provision recorded in 1997 was significantly higher than the amount recorded in 1996.

Seasonality

  The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market represent approximately twenty-five percent (25%) of the Company's total revenue. Route and rental revenues are derived substantially during the school year that includes the first, second and fourth calendar quarters. Conversely, the Company increases its operating expenditures during the third calendar quarter when colleges and universities are not in session as a result of Mac-Gray's increased product installation activities. Product sales, principally MicroFridge(R), to this market are also high during the third calendar quarter.

Liquidity and Capital Resources (In thousands)

  Mac-Gray's primary sources of cash since December 31, 1997 have been operating activities and bank borrowings. The Company's primary uses of cash have been business acquisitions and capital expenses including the purchase of new laundry machines, MicroFridge(R) equipment, reprographics equipment and smart card based payment systems. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on any outstanding indebtedness, as well as capital expenditures. Funds available under the 1998 Senior Secured Credit Facility were used as needed to finance the acquisitions of Amerivend and Copico. The Company also anticipates that it will use additional funds available to it under the 1998 Senior Secured Credit Facility to finance additional acquisitions, significant capital expenditures, the stock buyback program and, as needed, working capital.

  Cash flows provided by operations were $15,768, $10,473 and $16,890 for years December 31, 1996, 1997 and 1998, respectively. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, offset by commissions, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The Company also incurred costs as a result of the Mac-Gray and Intirion pooling of interests transaction. The increase from 1997 to 1998 is attributable to an overall improvement in the Company's financial performance which is further enhanced by an increase in depreciation and amortization which is a non-cash expense.

  Cash used in investing activities was $24,338, $22,791 and $70,270 for years December 31, 1996, 1997 and 1998, respectively. Mac-Gray invested approximately $51,286, in connection with 1998 acquisitions, primarily Amerivend and Copico, compared to $12,196 and $14,487 for acquisitions in 1997 and 1996, respectively. Capital expenditures were $10,010, $11,584 and $20,729 for years December 31, 1996, 1997 and 1998, respectively.

  Cash flows from financing activities were $7,516, $13,248 and $55,787 for years December 31, 1996, 1997 and 1998, respectively. Financing activities for those periods consist primarily of proceeds from and repayments of bank borrowings, capital stock transactions, and payments of dividends. The increase in 1998 is principally a result of borrowings used to fund the Amerivend and Copico acquisitions in 1998.

  On April 23, 1998, the Company refinanced the amounts outstanding under the 1997 Credit Facility with the proceeds of the 1998 Senior Secured Credit Facility. The 1998 Senior Secured Credit Facility provides for borrowings under a revolving line of credit of up to $90,000, and converts to a term loan after three years. The term loan has a weighted five year amortization schedule with a balloon payment due after the second year of the term loan. Outstanding indebtedness under the 1998 Senior Secured Credit Facility bears interest at the Company's option, at a rate equal to the prime rate minus .5% or LIBOR plus the applicable margin (either (i) 1.5% for loans outstanding which aggregate less than $50,000, or (ii) 1.75% for loans outstanding which exceed $50,000), or the Cost of Funds (COF) rate plus the applicable margin. At December 31, 1998 the average interest rate on the outstanding balance was approximately 6.7%. The 1998 Senior Secured Credit Facility imposes certain financial and operational covenants on the Company, including restrictions on indebtedness, certain capital expenditures, investments and acquisitions and on the Company's ability to pay dividends, to make distributions and repurchase stock. The 1998 Senior Secured Credit Facility is secured by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The Company was in compliance with, or had received waivers for non-compliance with, the terms of the credit agreement as of December 31, 1998.

  In connection with the acquisition of Sun Services of America, Inc. in April 1997, the Company issued 612,026 shares of redeemable common stock to the owner of Sun Services. The Company was obligated to repurchase shares of Common Stock at a price of $12.74 per share in the event the holder of such shares elected to exercise such rights. These rights expire on October 22, 2000. In December 1998, the shareholder indicated his wish to exercise the rights remaining under this option agreement. In January 1999, the Company paid to the shareholder $7,644 in exchange for the shares remaining under the agreement. This disbursement was paid using funds drawn on the 1998 Senior Secured Credit Facility.

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

Forward-Looking Statements

  This Management's Discussion and Analysis contains statements which are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of industries in which the Company competes, including changes in economic conditions in the geographic areas where the Company's operations exist or products are sold; competitive factors, such as price competition and new product introductions; the cost and availability of products; impact of business acquisitions or dispositions; the cost of complying with governmental regulations; level of share repurchases; litigation and other risk factors discussed in Mac-Gray's filings with the Securities and Exchange Commission. These forward-looking statements are identified by their use of terms and phrases such as "expects," "plans," or "may impact."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. In the normal course of its business, the Company manages its exposure to these risks as described below. The Company does not engage in trading market risk sensitive instruments for speculative purposes.

  Interest Rates--As of December 31, 1998, the Company had outstanding borrowings that had both fixed and variable interest rates. The Company, at its discretion, has the ability to lock rates on portions of its floating interest debt for fixed periods of time. As such the Company believes it is somewhat protected from adverse movements in the floating interest rate. The Company currently locks rates for periods ranging from six months to one year.

  The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates the book value at December 31, 1998.

                                         December 31, 1998
                               Expected maturity date (In thousands)
                         -------------------------------------------------------
                                                                  There-
                         1999   2000    2001     2002     2003    after   Total
                         ----  ------  -------  -------  -------  ------ -------
Long-term Debt:
Fixed Rate.............  $707  $1,369  $   856  $   591  $   112   $309  $ 3,944
Average interest rate..   7.4%    7.6%     7.4%     6.5%     8.0%   8.0%
Variable Rate..........  $726  $  718  $13,142  $32,841  $19,710   $ 16  $67,153
Average interest rate..   9.0%    9.0%     6.8%     6.8%     6.8%   9.0%

Item 8. Financial Statements and Supplementary Data

  Financial statements and supplementary data are contained in pages F-1 through F-24 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

  The information required by Items 10, 11, 12 and 13 is included in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission by April 30, 1999 and which is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

  (a)(1)(2) An Index of Financial Statements and Schedules is on page F-1 of this Report.

  (a)(3) Exhibits

  See attached exhibit listing on pages 17 and 18.

  (b) Reports on Form 8-K

  On November 13, 1998, the Company filed a Form 8-K to announce the appointment of Michael J. Shea as Executive Vice President and Chief Financial Officer.

  On November 17, 1998, the Company filed a Form 8-K to present restated 1997 financial statements as a result of the pooling of interests with Intirion.

  On December 11, 1998, the Company filed a Form 8-K to announce that the Company would repurchase 600,000 shares of its redeemable common stock in January 1999.

  (a)(3) Exhibits:

  Certain exhibits indicated below are incorporated by reference to documents of Mac-Gray on file with the Commission. Each exhibit marked by a cross (+) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-1 (No. 333-33669) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1. Each exhibit marked by an asterisk (*) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-4 (No. 333-45899) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-4. Each exhibit marked by a (z) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-3, as amended (No. 333-49795) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-3. The following is a complete list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

    2.1 Agreement and Plan of Merger, dated as of December 22, 1997, by and among Mac-Gray Corporation, MI Acquisition Corp., Intirion Corporation and Robert P. Bennett (2.1).*
    2.2  Stock Purchase Agreement, dated as of March 31, 1998, by and among
         Mac-Gray Services, Inc., Copico, Inc. and the stockholders of Copico,
         Inc. (10.20).z

    2.3 Stock and Asset Purchase Agreement, dated as of March 4, 1998, by and among Mac-Gray Services, Inc., Amerivend Corporation, Amerivend
         Southeast Corporation, Gerald E. Pulver and Gerald E. Pulver Grantor
         Retained Annuity Trust. (10.24).*
    3.1  Amended and Restated Certificate of Incorporation (3.1).+
    3.2  By-laws (3.2).+
    4.1 Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1).+
   10.1 Stockholders' Agreement dated as of April 17, 1997 by and among the Registrant and certain stockholders of the Registrant (10.1).+
   10.2 Stockholders' Agreement dated as of June 26, 1997 by and among the Registrant and certain stockholders of the Registrant (10.2).+
   10.3 Agreement and Plan of Merger dated as of April 17, 1997 by and among the Registrant and the other parties named therein (10.3).+
   10.4 Credit Agreement dated April 23, 1998, by and among the Registrant, the other Borrowers (as defined therein), the lenders named therein and State Street Bank and Trust Company, as agent (10.4).*
   10.5 Security Agreement dated as of April 23, 1998 by and among the Registrant, the other Borrowers (as defined therein) and the Banks (as defined therein) (10.5).*
   10.6  Revolving Line of Credit Note dated April 23, 1998 issued by the
         Registrant in favor of the Banks (as defined therein) (10.6).*
   10.7 Pledge Agreement dated as of April 23, 1998 by and among the Registrant and the Banks (as defined therein) (10.7).*
   10.8  Confidentiality and Noncompetition Agreement dated as of September 4,
         1990, as amended on March 25, 1993, by and between the Registrant and Caldwell and Gregory, Inc. (10.8).+
   10.9 Consulting Agreement dated as of April 17, 1997 by and among the Registrant and Jeffrey C. Huenink (10.9).+
   10.10 Noncompetition Agreement dated as of April 17, 1997 by and among Registrant and Jeffrey C. Huenink (10.10).+
   10.11 Form of Noncompetition Agreement between the Registrant and its executive officers (10.11).+
   10.12 Form of Maytag Licensing Agreement for "Red Carpet Service" (10.12).+
   10.13 Form of Maytag Distributorship Agreements (10.13).+
   10.14 Promissory Note dated December 31, 1992 issued by the Registrant in favor of Donald M. Shaw (10.14).+

   10.15 Consulting and Noncompete Agreement dated December 31, 1992 by and between Donald M. Shaw and the Registrant (10.15).+
   10.16 The Registrant's 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits) (10.16).+
   10.17 Form of Director Indemnification Agreement between the Registrant and each of its Directors (10.17).+
   10.18 Form of Registration Rights Agreement by and among the Registrant,
         Robert P. Bennett, Gelco Corporation, Eastech II Limited Partnership and Eastech III Limited Partnership (10.18).*
   10.19 Form of Escrow Agreement by and among the Registrant, Gelco
         Corporation, Michael Shanahan, the former securityholders of Intirion
         Corporation and State Street Bank and Trust Company, as escrow agent
         (10.19).*
   10.20 Form of Noncompetition Agreement by and between the Registrant and Robert P. Bennett (10.22).*
   10.21 Distribution Agreement by and between Schlumberger Technologies, Inc.
         and Mac-Gray Services, Inc., dated as of October 27, 1997 (certain portions of this exhibit were omitted pursuant to the grant of a request for confidential treatment) (10.23).*

   10.22 Registration Rights Agreement dated April 23, 1998 by and among Mac-
         Gray Corporation, Peter B. Finn, Edward J. Goulart, Ronald R. Jalbert,
         Robert W. LaRoche, David Luongo, Joseph J. Tischler and Massachusetts
         Capital Resource Company (10.1).z
   21.1  Subsidiaries of the Registrant (21.1).z

   23.1  Consent of PricewaterhouseCoopers LLP.

   27.1  Financial Data Schedule.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 1999.

                                          Mac-Gray Corporation


                                          By:  /s/ Stewart Gray MacDonald, Jr.
                                              ---------------------------------
                                                Stewart Gray MacDonald, Jr.
                                                Chairman and Chief Executive
                                                Officer (Principal Executive
                                                          Officer)
Date: March 31, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Michael J. Shea             Executive Vice President,    March 31, 1999
--------------------------------------  Chief Financial Officer
           Michael J. Shea              and Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

      /s/ Jerry A. Schiller            Director                     March 31, 1999
--------------------------------------
          Jerry A. Schiller

        /s/ John P. Leydon             Director                     March 31, 1999
--------------------------------------
            John P. Leydon

      /s/ Eugene B. Doggett            Director                     March 31, 1999
--------------------------------------
          Eugene B. Doggett

Items 14(a)(1) and (2)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

  The following consolidated financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below.

MAC-GRAY CORPORATION
  Report of Independent Accountants.......................................  F-2
  Consolidated Balance Sheets at December 31, 1997 and 1998...............  F-3
  Consolidated Income Statements for the Years Ended December 31, 1996,
   1997 and 1998..........................................................  F-4
  Consolidated Statement of Stockholders' Equity for the Years Ended
   December 31, 1996, 1997, and 1998......................................  F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1996, 1997 and 1998....................................................  F-6
  Notes to Consolidated Financial Statements..............................  F-7

  The following consolidated financial statement schedules of Mac-Gray
Corporation are included in Item 14 (a)(2) and should be read in conjunction with the financial statements included herein.

  Schedule II Valuation and Qualifying Accounts........................... F-24

  All other schedules for which provision is made in the applicable accounting regulations of the Security and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Stockholders of Mac-Gray Corporation:

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mac-Gray Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 22, 1999

                              MAC-GRAY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                               December 31,
                                                             -----------------
                                                              1997      1998
                                                             -------  --------
Assets
Current assets:
  Cash and cash equivalents................................. $ 3,774  $  6,181
  Trade receivables, net of allowance for doubtful
   accounts.................................................   6,570     8,298
  Inventory of finished goods...............................   7,208     5,266
  Deferred income taxes.....................................     571       487
  Prepaid expenses and other current assets.................   2,377     6,241
                                                             -------  --------
    Total current assets....................................  20,500    26,473
  Property, plant and equipment, net........................  43,615    69,208
  Intangible assets, net....................................  28,648    65,249
  Prepaid commissions and other assets......................   5,080    10,590
                                                             -------  --------
    Total assets............................................ $97,843  $171,520
                                                             =======  ========
Liabilities, Redeemable Stock and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt......................... $ 7,922  $  1,433
  Current portion of capital lease obligations..............     476     1,011
  Redeemable common stock (Note 3)..........................     --      7,644
  Trade accounts payable....................................   7,825     4,950
  Accrued commissions.......................................   5,585     7,133
  Accrued expenses..........................................   2,631     3,756
  Deferred revenues and deposits............................     102     3,386
                                                             -------  --------
    Total current liabilities...............................  24,541    29,313
Long-term debt..............................................   5,395    69,664
Long-term capital lease obligations.........................     491       895
Deferred income taxes.......................................   5,329     7,472
Deferred retirement obligation..............................   1,052       957
Other liabilities...........................................     429       278
Commitments and contingencies (Note 16).....................     --        --
Redeemable common stock.....................................   7,797       --
Senior redeemable preferred stock...........................   4,507       --
Stockholders' equity:
  Preferred stock of Mac-Gray Corporation ($.01 par value, 5
   million shares authorized, no shares outstanding)........     --        --
  Common stock of Mac-Gray Corporations ($.01 par value, 30
   million shares authorized, 12,843,728 issued and
   12,781,628 outstanding at December 31, 1998 and
   12,285,568 shares issued and outstanding December 31,
   1997.....................................................     123       128
  Additional capital........................................  52,524    60,896
  Retained earnings (accumulated deficit)...................  (4,345)    2,623
                                                             -------  --------
                                                              48,302    63,647
  Less common stock in treasury, at cost, 62,100 shares.....     --       (706)
                                                             -------  --------
    Total stockholders' equity..............................  48,302    62,941
                                                             -------  --------
Total liabilities, redeemable stock and stockholders'
 equity..................................................... $97,843  $171,520
                                                             =======  ========

   The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION

                         CONSOLIDATED INCOME STATEMENTS
                     (In thousands, except per share data)

                                                  Years Ended December 31,
                                                  ---------------------------
                                                   1996      1997      1998
                                                  -------  --------  --------
Revenue:
  Route revenue.................................. $54,589  $ 67,124  $ 93,273
  Sales revenue..................................  23,619    32,734    37,599
  Other..........................................   4,052     4,989     6,305
                                                  -------  --------  --------
    Total revenue................................  82,260   104,847   137,177
                                                  -------  --------  --------
Cost of revenue:
  Commissions....................................  25,760    31,717    41,699
  Route expenditures.............................  10,971    12,449    21,561
  Depreciation and amortization..................   7,060     9,725    13,349
  Cost of product sales..........................  15,408    22,021    24,828
                                                  -------  --------  --------
    Total cost of revenue........................  59,199    75,912   101,437
                                                  -------  --------  --------
Gross Margin.....................................  23,061    28,935    35,740
Operating expenses:
  General and administration.....................   5,939     6,923     7,003
  Sales and marketing............................   7,718    10,181    10,333
  Depreciation and amortization..................     783       753       909
  Merger-related costs...........................     --        --      1,144
                                                  -------  --------  --------
    Total operating expenses.....................  14,440    17,857    19,389
                                                  -------  --------  --------
Income from operations...........................   8,621    11,078    16,351
  Interest expense, net..........................  (2,354)   (2,975)   (3,920)
  Other income (expense), net....................     (87)      181      (122)
                                                  -------  --------  --------
  Income before provision for income taxes.......   6,180     8,284    12,309
  Provision for income taxes.....................    (514)   (5,228)   (5,222)
                                                  -------  --------  --------
Net income....................................... $ 5,666  $  3,056  $  7,087
                                                  -------  --------  --------
Accretion and dividends on redeemable preferred
 stock...........................................     240       320        62
                                                  -------  --------  --------
Net income available to common stockholders...... $ 5,426  $  2,736  $  7,025
                                                  =======  ========  ========
Net income per common share--basic............... $  0.72  $   0.32  $   0.56
                                                  =======  ========  ========
Weighted average common shares outstanding.......   7,554     8,449    12,524
                                                  =======  ========  ========
Net income per common share--diluted............. $  0.71  $   0.31  $   0.54
                                                  =======  ========  ========
Weighted average common shares outstanding--
 diluted.........................................   7,686     8,709    12,926
                                                  =======  ========  ========

   The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                           Common stock                                                 Treasury Stock
                         -----------------             Retained      Net unrealized    ------------------
                         Number of          Additional earnings    gains (losses) on    Number
                           shares    Value   capital   (deficit)  security, net of tax of shares   Cost     Total
                         ----------  -----  ---------- ---------  -------------------- ---------  -------  --------
Balance, December 31,
 1995...................  1,472,043  $ 167   $ 2,498   $ 17,471          $ 290           52,000   $(8,384) $ 12,042
 Net income available to
  common stockholders...        --     --        --       5,426            --               --        --      5,426
 Net change in
  unrealized gains
  (losses) on available-
  for-sale securities,
  net of tax............        --     --        --         --             (32)             --        --        (32)
                                                                                                           --------
Comprehensive income....                                                                                      5,394
 Dividends..............        --     --        --      (4,520)           --               --        --     (4,520)
 Common stock
  redemption............        --     --        --         --             --             2,275      (546)     (546)
 Contribution of
  capital...............        --     --      1,404        --             --               --        --      1,404
                         ----------  -----   -------   --------          -----         --------   -------  --------
Balance, December 31,
 1996...................  1,472,043    167     3,902     18,377            258           54,275    (8,930)   13,774
                         ----------  -----   -------   --------          -----         --------   -------  --------
 Net income available to
  common stockholders...        --     --        --       2,736            --               --        --      2,736
 Net change in
  unrealized gains
  (losses) on available-
  for sale securities,
  net of tax............        --     --        --         --            (258)             --        --       (258)
                                                                                                           --------
Comprehensive income....                                                                                      2,478
 Elimination of capital
  structure (Note 1)....   (154,275)  (154)   (2,413)    (6,363)           --           (54,275)    8,930       --
 Reorganization of the
  Company (Note 1)......  6,367,800     64       --         (64)           --               --        --        --
 Sale of Common stock
  (Note 4)..............  4,600,000     46    45,128        --             --               --        --     45,174
 Contribution of capital
  (Note 4)..............        --     --      5,907     (5,907)           --               --        --        --
 Dividends..............        --     --        --     (13,124)           --               --        --    (13,124)
                         ----------  -----   -------   --------          -----         --------   -------  --------
Balance, December 31,
 1997................... 12,285,568    123    52,524     (4,345)           --               --        --     48,302
                         ----------  -----   -------   --------          -----         --------   -------  --------
 Net income available to
  common stockholders
  (comprehensive
  income)...............        --     --        --       7,025            --               --        --      7,025
 Inclusion of Intirion's
  net equity activity
  for the six months
  ended December 31,
  1997..................        --     --        (13)        15            --               --        --          2
 Exchange of Intirion
  preferred shares for
  Mac-Gray common
  stock.................    275,224      3     3,821        --             --               --        --      3,824
 Shares of Mac-Gray
  common stock issued in
  connection with the
  Copico acquisition....    250,000      2     4,216        --             --               --        --      4,218
 Intirion dividends
  paid..................        --     --        --         (72)           --               --        --        (72)
 Options exercised......     20,936    --        187        --             --               --        --        187
 Tax benefit associated
  with exercise of
  certain options.......        --     --          8        --             --               --        --          8
 Repurchase of common
  stock.................    (62,100)   --        --         --             --            62,100      (706)     (706)
 Expiration of put
  rights on redeemable
  common stock..........     12,000    --        153        --             --               --        --        153
                         ----------  -----   -------   --------          -----         --------   -------  --------
Balance, December 31,
 1998................... 12,781,628  $ 128   $60,896   $  2,623          $ --            62,100   $  (706) $ 62,941
                         ==========  =====   =======   ========          =====         ========   =======  ========

   The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1996      1997      1998
                                                  --------  --------  --------
Cash flows from operating activities:
  Net income..................................... $  5,666  $  3,056  $  7,087
  Adjustments to reconcile net income to net cash
   flows provided by operating activities:
    Depreciation and amortization................    7,812    10,481    14,258
    Allowance for doubtful accounts..............       35       136      (199)
    Loss (gain) on sale of assets................       11      (178)       49
    Deferred income taxes........................       60     4,235     2,227
    Increase in accounts receivable..............   (2,242)   (2,041)   (1,220)
    Decrease (increase) in inventory.............      827    (2,149)    3,808
    Increase in prepaid expenses and other
     assets......................................   (1,331)   (3,009)  (10,681)
    Increase (decrease) in accounts payable,
     accrued commissions and accrued expenses....    4,889       (65)      588
    Increase in deferred revenues and customer
     deposits....................................       41         7       973
                                                  --------  --------  --------
      Net cash flows provided by operating
       activities................................   15,768    10,473    16,890
                                                  --------  --------  --------
Cash flows from investing activities:
  Capital expenditures...........................  (10,010)  (11,584)  (20,729)
  Acquisition of businesses (Notes 2 and 3)......  (14,487)  (12,196)  (51,286)
  Proceeds from sale of property and equipment...      159       656     1,745
  Proceeds from sale of securities...............      --        333       --
                                                  --------  --------  --------
      Net cash flows used in investing
       activities................................  (24,338)  (22,791)  (70,270)
                                                  --------  --------  --------
Cash flows from financing activities:
  Payments on long-term debt and capital lease
   obligations...................................   (2,293)   (3,658)   (2,709)
  Retirement of line-of-credit and term loan.....   (5,378)  (19,512)      --
  Advances on line-of-credit, net................   18,541     4,668    59,354
  Contribution of capital and proceeds from sale
   of common stock...............................    1,366    45,174       187
  Cash dividends paid............................   (4,520)  (13,124)      (72)
  Cash paid to repurchase shares of common
   stock.........................................     (125)      --       (706)
  Cash paid for refinancing of long term debt....      (75)     (300)     (267)
                                                  --------  --------  --------
      Net cash flows provided by financing
       activities................................    7,516    13,248    55,787
                                                  --------  --------  --------
(Decrease) increase in cash and cash
 equivalents.....................................   (1,054)      930     2,407
Cash and cash equivalents, beginning of period...    3,898     2,844     3,774
                                                  --------  --------  --------
Cash and cash equivalents, end of period.........    2,844     3,774     6,181
                                                  ========  ========  ========
Supplemental cash flow information:
  Interest paid..................................    2,331     3,272     3,851
  Income taxes paid..............................      437     1,116     3,362
Supplemental disclosure of non cash investing
 activities (Note 6)

   The accompanying notes are an integral part of these financial statements

                             MAC-GRAY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share and per share data)

1. Basis of Presentation and Description of the Business

  Basis of Presentation--The historical financial statements include the combined accounts of Mac-Gray Co., Inc. and Mac-Gray, L.P. On April 17, 1997, Mac-Gray Co., Inc. and Mac-Gray, L.P. were reorganized to create Mac-Gray Corporation ("Mac-Gray" or the "Company"). The consolidated financial statements for the current fiscal year include the accounts of Mac-Gray Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Description of the Business--The company generates the majority of its revenue from card and coin-operated laundry rooms located in the Northeastern, Midwestern and Southeastern United States. A large portion of its revenue is also derived from the sale and lease of the Company's MicroFridge(R) product lines. The Company's principal customer base is the multi-housing market, which consists of apartments, condominium units, colleges and universities. The Company also sells, services and leases commercial laundry equipment to commercial laundromats and institutions. The majority of the Company's purchases of coin route laundry equipment is from one supplier.

2. Pooling-of-interests Transaction

  On March 12, 1998, Mac-Gray acquired Intirion Corporation ("Intirion") in a transaction accounted for as a pooling of interests. The accompanying consolidated financial statements have been prepared to give retroactive effect to the pooling transaction and include the accounts of Mac-Gray, Intirion and their respective wholly owned subsidiaries. Mac-Gray issued approximately 1,593,000 shares of common stock and paid $1,033 in cash in exchange for all of the outstanding equity securities of Intirion. Costs directly associated with the pooling transaction of $1,144 were incurred during 1998. These costs include legal, accounting and severance costs directly associated with the transaction and are classified as merger-related costs on the income statement.

  Due to the differing year ends of Mac-Gray and Intirion, financial information for dissimilar periods has been combined in the consolidated financial statements. As such, the historical annual financial statements were restated by combining the June 30 financial statements of Intirion with the December 31 financial statements of Mac-Gray. Intirion's results of operations and cash flows for its twelve months ended June 30, 1996 and 1997 were combined with Mac-Gray's results of operations and cash flows for the years ended December 31, 1996 and 1997, and Intirion's balance sheet at June 30, 1997 was combined with Mac-Gray's balance sheet at December 31, 1997. As such, results of operations for Intirion for the six months ended December 31, 1997 (including revenue and net income of $13,355 and $289, respectively) were not included in the consolidated statement of operations for the year ended December 31, 1997.

  No adjustments to the net assets of the combining companies were required to adopt the same accounting practices and there were no inter company transactions between Mac-Gray and Intirion prior to the combination. During 1998, an adjustment was required to record Intirion's net equity activity for the six months ended December 31, 1997 in order to change the fiscal year of Intirion from June to December. This adjustment is presented on the consolidated statement of stockholders' equity. All of the accounts and results of both companies are included in the results for the twelve months ended December 31, 1998.

                              MAC-GRAY CORPORATION

                (In thousands, except share and per share data)


  The following table reconciles the revenues and net income previously reported by Mac-Gray prior to the Intirion combination to the results currently reported in the 10-K.

                                                        Year Ended December 31,
                                                        ------------------------
                                                           1996         1997
                                                        ----------- ------------
   Net Revenues:
     Mac-Gray.......................................... $    64,427 $     81,370
     Intirion..........................................      17,833       23,477
                                                        ----------- ------------
                                                        $    82,260 $    104,847
                                                        =========== ============
   Net Income:
     Mac-Gray.......................................... $     5,527 $      2,686
     Intirion..........................................         139          370
                                                        ----------- ------------
                                                        $     5,666 $      3,056
                                                        =========== ============

3. Purchase Acquisitions

  On April 23, 1998, Mac-Gray acquired one hundred percent of the outstanding capital stock of Copico, Inc. ("Copico"). Copico is a provider of card and coin-operated reprographics equipment and services to the academic and public library markets in New England, New York and Florida. The purchase price was 250,000 shares of Mac-Gray common stock and $10,950 in cash, less the assumption of certain debt. The acquisition was accounted for using the purchase method of accounting. Assuming this acquisition had occurred at January 1, 1997 the pro forma results of operations would not have differed materially from the results of operations reported.

  On April 24, 1998, Mac-Gray acquired one hundred percent of the outstanding capital stock of Amerivend Corporation and the assets of Amerivend Southeast Corporation for approximately $33,500 in cash, including the payment of certain debt. Amerivend is a provider of card and coin-operating laundry rooms in multiple housing facilities. The acquisition was accounted for using the purchase method of accounting. A portion of the purchase price, $1,500, is being held in escrow until October 1999 to satisfy any potential claims in accordance with the Amerivend agreement.

  Approximately $800 of professional and other acquisition costs were capitalized in connection with these acquisitions.

  The December 31, 1998 financial statements include the results of Copico and Amerivend for the period subsequent to the dates of their respective acquisition. Goodwill and other intangible assets amounting to approximately $37,000 were recorded in connection with these acquisitions.

  The following supplemental pro forma financial information reflects the Amerivend acquisition as if it occurred on January 1, 1997.

                                               Unaudited         Unaudited
                                           Supplemental Pro  Supplemental Pro
                                           Forma Results for Forma Results for
                                            the year ended    the year ended
                                           December 31, 1997 December 31, 1998
                                           ----------------- -----------------
   Revenue................................     $122,474          $142,063
   Net income.............................     $  4,251          $  7,615
   Net income available to common
    stockholders..........................     $  3,931          $  7,553
   Net income per share--basic............     $   0.47              0.60
   Net income per share--diluted..........     $   0.45              0.58

                             MAC-GRAY CORPORATION

                (In thousands, except share and per share data)


  In 1998, the Company acquired certain assets of several coin-operated laundry and MicroFridge(R) related businesses for approximately $5 million. These acquisitions were also accounted for using the purchase method of accounting. Accordingly, the purchase price assigned to the assets acquired was the fair market value on the respective acquisition dates. The purchase price in excess of fair market value of the assets acquired was allocated to various intangible assets, including goodwill, and amounted to approximately $3 million.

  On April 17, 1997, the Company acquired in exchange for 612,026 shares of its common stock, (approximate value of $7,797), approximately $2,170 in cash, $850 of a deferred payment obligation, and the assumption of approximately $2,787 in debt, each of Sun Services of America, Inc. and R. Bodden Coin-Op Laundry, Inc. (collectively, "Sun Services"). The shares of the Company's common stock were redeemable at the election of the shareholder. The redeemable common stock was valued at a contractual put price of $12.74 per common share (which was in excess of market as of that date). In December 1998, the shareholder exercised his put right on his remaining holdings, 600,026 shares. In January 1999, the Company paid $7,644 to the shareholder in exchange for these shares. The amount payable to the shareholder at December 31, 1998 is recorded as a current liability on the balance sheet at December 31, 1998. Sun Services of America, Inc. and R. Bodden Coin-Op Laundry were 100% owned by the same shareholder. These acquisitions were accounted for pursuant to the purchase method of accounting, and resulted in goodwill of approximately $11,600.

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

  In 1996, the Company acquired certain assets of six coin-operated laundry businesses or divisions for an aggregate purchase price of $15,561 and recorded goodwill of $10,184. Non-compete agreements valued at $1,250 were also recorded in 1996 in connection with these acquisitions. The acquisitions were accounted for using the purchase method of accounting.

  The Company's consolidated financial statements include the results of the 1996, 1997, and 1998 acquisition from their respective acquisition dates.

4. Initial Public Offering of Common Stock

  Mac-Gray Corporation completed its initial public offering of 4,600,000 shares of common stock at $11 per share on October 22, 1997. The net proceeds from the sale of the common stock of $45,174 were used primarily to repay existing indebtedness outstanding under the 1997 Senior Secured Credit Facility (Note 12) and to fund a distribution of $9,000 of previously taxed but undistributed earnings to the Company's shareholders of record as of October 16, 1997. As a result of the initial public offering, the Company's S corporation status was terminated. Retained earnings of $5,907 as of that date were reclassified to additional paid-in capital to reflect additional contributions of capital by the S-corporation shareholders.

5. Significant Accounting Policies

  Cash, Cash Equivalents and Available-For-Sale Security--The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests excess cash in repurchase agreements and other highly liquid short-term investments. Accordingly, the investments are subject to minimal credit and market risk. At December 31, 1997 the Company held short-term investments under repurchase agreements of $904.

                             MAC-GRAY CORPORATION

                (In thousands, except share and per share data)


  Revenue Recognition--The Company recognizes coin route revenue on the accrual basis. Rental revenue is recognized ratably over the related contractual period, which is generally less than one year. The Company recognizes revenue from product sales upon shipment of the products. The Company offers limited duration warranties on multi-purpose appliance products and, at the time of sale, provides reserves for all estimated warranty costs.

The Company from time to time enters into long-term lease transactions that meet the qualifications of a sales type lease. For these transactions, revenue is recognized upon shipment of the products at fair market value. Interest revenue is recognized over the life of the rental agreement. At December 31, 1998 the Company had $3,391 in receivables related to sales type leases which have been recorded net of $1,276 of unearned interest income. These receivables have been classified as other assets on the balance sheet (current or long-term as appropriate). These receivables are primarily due ratably over the next seven years.

  Allowance for Doubtful Accounts--The Company maintains an allowance for doubtful accounts of $508 at December 31, 1997 and $309 at December 31, 1998.

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

  Fair Value of Financial Instruments--For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 1997 and 1998, based upon terms currently available to the Company in financial markets.

  Inventories--Inventories are stated at the lower of cost (as determined using the first-in, first-out method) or market and consist of finished goods.

  Prepaid commissions--Prepaid commissions consists of cash advances paid to lessors under laundry service contracts. The prepaid amount is amortized ratably over the life of the contract.

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

  Intangible Assets--Intangible assets primarily consist of various non-compete agreements, customer lists, goodwill and contract rights recorded in connection with the acquisitions (Note 3). The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from two to five years. Customer lists are amortized using the straight-line method over five to fifteen years. Goodwill is amortized using the straight-line method over fifteen or twenty years. Contract rights are amortized using the straight-line method over fifteen years.

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

                             MAC-GRAY CORPORATION

                (In thousands, except share and per share data)


  The Company accounts for income taxes utilizing the asset and liability method as prescribed by Statement of Financial Accounting Standard No. 109,"Accounting for Income Taxes" (SFAS 109). Under the provisions of SFAS 109, the current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determined the amount of taxes payable currently or in future years. The classification of net current and non-current deferred tax assets or liabilities depend upon the nature of the related asset or liability. Deferred income taxes are provided for temporary differences between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

  Stock Compensation--The Company's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In fiscal 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standard No. 123,"Accounting for Stock-Based Compensation".

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

  Earnings Per Share--The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaces APB Opinion No. 15 "Earnings Per Share" and requires the presentation of basic earnings per share and diluted earnings per share (EPS). Basic EPS includes no dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS under APB 15. Diluted earnings per share has been calculated using the treasury stock method.

  Other comprehensive Income--In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income". This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. Accordingly, the components of comprehensive income include net income and unrealized gains and losses on available-for-sale securities. Reclassification adjustments and deferred taxes on unrealized gains and losses on available-for-sale securities are not material.

6. Supplemental disclosures of non cash investing activities

  During the years ended December 31, 1997 and 1998, common stock with an approximate value of $7,797 and $4,218 was issued in connection with the acquisitions of Sun Services and Copico, respectively.

  No cash adjustment is reflected in the 1998 amounts for the period July 1 through December 31, 1997 for Intirion, since Intirion's ending cash balance at June 30, 1997 and December 31, 1997 was $0.

  During the years ended December 31, 1997 and 1998, the Company acquired automobiles under capital lease agreements totaling $978 and $1,520, respectively.

                             MAC-GRAY CORPORATION

                (In thousands, except share and per share data)


7. Prepaid expenses and other current assets

  Prepaid expenses and other assets consist of the following:

                                                                   December 31,
                                                                   -------------
                                                                    1997   1998
                                                                   ------ ------
   Prepaid commissions............................................ $  979 $1,269
   Prepaid supplies...............................................    725  2,037
   Other..........................................................    673  2,935
                                                                   ------ ------
                                                                   $2,377 $6,241
                                                                   ====== ======

8. Property, Plant and Equipment

  Property, plant and equipment consist of the following:

                                                                December 31,
                                                   Estimated  ----------------
                                                  useful life  1997     1998
                                                  ----------- ------- --------
   Coin route equipment..........................    10 years $68,179 $ 93,515
   Rental equipment..............................     7 years   7,439   11,496
   Buildings and improvements.................... 15-32 years   7,388    9,173
   Furniture, fixtures and computer equipment....   2-7 years   5,967    5,461
   Trucks and autos..............................   3-5 years   2,610    4,046
   Tooling costs.................................     3 years     271      306
   Land and improvements.........................         --      309      403
                                                              ------- --------
                                                               92,163  124,400
   Less: accumulated depreciation................              49,548   58,518
                                                              ------- --------
                                                               42,615   65,882
   Coin route equipment, not yet placed in
    service......................................               1,000    3,326
                                                              ------- --------
   Property, plant and equipment, net............             $43,615 $ 69,208
                                                              ======= ========

  Depreciation and amortization of property, plant and equipment totaled $6,164, $7,683 and $10,588 for the years ended December 31, 1996, 1997, and
1998, respectively.

  At December 31, 1997 and 1998, truck and autos included $2,284 and $3,604, respectively, of capital leased equipment with an accumulated amortization balance of $1,307 and $1,510, respectively.

                             MAC-GRAY CORPORATION

                (In thousands, except share and per share data)


9. Intangible Assets

  Intangible assets consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
   Goodwill.................................................... $28,208 $65,627
   Covenants-not-to-compete....................................   2,869   3,806
   Customer lists..............................................   1,008   2,352
   Other.......................................................     451     908
                                                                ------- -------
                                                                 32,536  72,693
   Less: accumulated amortization..............................   3,888   7,444
                                                                ------- -------
   Intangible assets, net...................................... $28,648 $65,249
                                                                ======= =======

  Amortization expense associated with the above intangible assets amounted to $932, $1,912 and $3,670 for the years ended December 31, 1996, 1997 and 1998, respectively.

10. Accrued Expenses

  Accrued expenses consist of the following:

                                                                  December 31,
                                                                  -------------
                                                                   1997   1998
                                                                  ------ ------
   Accrued interest.............................................. $  101 $  450
   Accrued salaries..............................................    596    314
   Warranty......................................................    128    158
   Current portion of deferred retirement obligation.............    104    104
   Current portion of deferred payment obligation................    392    196
   Other.........................................................  1,310  2,534
                                                                  ------ ------
                                                                  $2,631 $3,756
                                                                  ====== ======

11. Deferred Retirement Obligation

  The deferred retirement obligation at December 31, 1997 and 1998 relates to payments due to a former shareholder of the Company in connection with a retirement agreement which provides for annual payments of $104 until the death of the former shareholder. The liability has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

                             MAC-GRAY CORPORATION

                (In thousands, except share and per share data)


12. Long-term Debt

  Long-term debt consists of the following:

                                                                   December 31,
                                                                  --------------
                                                                   1997   1998
                                                                  ------ -------
   1998 Senior Secured Credit Facility..........................  $  --  $65,660
   Credit agreement and revolving credit facility...............   2,525     --
   Unsecured notes payable to former shareholders:
   Variable rate note, lesser of prime rate plus 2% or 9%,
    quarterly principal payments beginning January 1, 1996......   2,560   1,503
   Fixed rate note, 10% interest rate, monthly installments, due
    November 1, 2000............................................     --       31
   Fixed rate note, 8.4% interest rate, due June 1, 2000........     746     746
   Discount note, 6% imputed interest rate (estimated fair
    market rate), quarterly installments, due December 31,
    2003........................................................   2,239   1,940
   Fixed notes, 8.75% interest rate, due January 1, 2001........     317     310
   Note payable, 11.5% fixed interest rate, monthly principal
    payments, due September 1, 1999.............................     172      86
   Demand line of credit with primary supplier, variable
    interest rate, 9.5% at December 31, 1997....................   3,694     --
   Acquisition note payable, 10% imputed interest rate, annual
    installments................................................     153     --
   Acquisition note payable, 8% imputed interest rate (estimated
    fair market rate), monthly payments, due May 31, 2006.......     911     821
                                                                  ------ -------
   Total long-term debt.........................................  13,317  71,097
   Less: current portion........................................   7,922   1,433
                                                                  ------ -------
                                                                  $5,395 $69,664
                                                                  ====== =======

 Credit Agreement and Revolving Credit Facility

  On April 23, 1998, the outstanding debt under the 1997 Senior Secured Credit Facility was refinanced under a new revolving line of credit and term loan facility (the "1998 Senior Secured Credit Facility"). The 1998 Senior Secured Credit Facility provides for borrowings under a revolving line of credit of up to $90,000, and converts to a term loan after three years for the outstanding balance at the date of conversion. Outstanding indebtedness under the 1998 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the (i) prime rate minus .5%, or (ii) LIBOR plus the applicable margin (either (a) 1.5% for loans outstanding which aggregate less than $50,000, or (b) 1.75% for loans outstanding which exceed $50,000), or the rate at which funds were offered in the secondary market ("Cost of Funds") plus the applicable margin. At December 31, 1998 the interest rate was approximately 6.7%.

  The 1998 Senior Secured Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The 1998 Senior Secured Credit Facility is secured by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 1998 Senior Secured Credit Facility imposes certain financial and operational covenants on the Company, including restrictions on indebtedness, certain capital expenditures, investments and acquisitions and on the Company's ability to pay dividends, to make distributions and to repurchase stock. At December 31, 1998 outstanding letters of credit amounted to $1,481. The available balance under the 1998 Senior Secured Credit Facility was $22,859 at December 31, 1998. The Company was in compliance with, or had received waivers for non-compliance with, the terms of the credit agreement as of December 31, 1998.

                             MAC-GRAY CORPORATION

                (In thousands, except share and per share data)


  The 1998 Senior Secured Credit Facility contains a commitment fee equal to one quarter of one percent (0.25%) per annum of the average daily unused portion of the Credit Facility.

  Through Intirion, the Company had outstanding borrowings through a line of credit of $2,525 at December 31, 1997. All outstanding borrowings of Intirion Corporation were repaid by Mac-Gray subsequent to the merger and Intirion's line of credit agreement was terminated.

  On April 17, 1997, the outstanding debt under the 1996 Credit Agreement and Revolving Credit Facility was refinanced under terms of an amended and restated agreement (the 1997 Senior Secured Credit Facility). The 1997 Senior Secured Credit Facility provided for borrowings under (i) a revolving line of credit and term loan facility and (ii) a revolving working capital line of credit facility of up to $45,000 and $5,000, respectively. At December 31, 1997, outstanding letters of credit amounted to $1,302. There was no outstanding balance on the 1997 Senior Secured Credit Facility at December 31,1997. The interest rate for the 1997 Senior Secured Credit Facility at December 31,1997 was 8.0%.

 Future Payments

  As of December 31, 1998, the scheduled future principal payments of long-term debt are as follows:

   1999................................................................. $ 1,433
   2000.................................................................   2,087
   2001.................................................................  13,998
   2002.................................................................  33,432
   2003.................................................................  19,822
   Thereafter...........................................................     325
                                                                         -------
                                                                         $71,097
                                                                         =======

13. Income Taxes

  On October 16, 1997, the Company's S corporation status was automatically terminated due to the initial public offering (Note 4). As a result, the 1997 provision includes a charge of $4,037 to provide for net deferred tax liabilities resulting from the change in income tax status from an S corporation to a C corporation, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The following information relates to the temporary differences at October 16, 1997.

   Accounts receivable................................................. $  (627)
   Fixed assets........................................................  16,051
   Deferred compensation...............................................  (3,415)
   Other...............................................................    (147)
                                                                        -------
     Total............................................................. $11,862
                                                                        =======

                             MAC-GRAY CORPORATION

                (In thousands, except share and per share data)


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

  The provision for state and federal income taxes consists of the following:

                                                                Years ended
                                                                December 31,
                                                             ------------------
                                                             1996  1997   1998
                                                             ---- ------ ------
   Current state income tax................................. $416 $  460 $  621
   Deferred state income tax................................   60    505    462
   Current federal income tax...............................   38    533  2,374
   Deferred federal income tax..............................  --   3,730  1,765
                                                             ---- ------ ------
     Total income taxes..................................... $514 $5,228 $5,222
                                                             ==== ====== ======

  The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities at December 31:

                                                                   1997   1998
                                                                  ------ ------
   Deferred tax assets:
     Net operating loss carryforwards............................ $1,080 $  977
     Alternative minimum tax credit carryforwards................     50     50
     Accounts receivable.........................................    376    123
     Deferred compensation.......................................  1,366  1,150
     Amortization................................................     53    271
     Other.......................................................     86    216
                                                                  ------ ------
                                                                   3,011  2,787
                                                                  ------ ------
   Deferred tax liabilities:
     Fixed assets................................................  7,341  9,285
     Sales type leases...........................................    --     487
     Other.......................................................     58    --
                                                                  ------ ------
                                                                   7,399  9,772
                                                                  ------ ------
   Excess of deferred tax liabilities over deferred tax assets...  4,388  6,985
   Deferred tax asset valuation allowance........................    370    --
                                                                  ------ ------
   Net deferred tax liabilities.................................. $4,758 $6,985
                                                                  ====== ======

  A valuation allowance was applied against deferred tax assets at December 31, 1997. During the year ended December 31, 1998, the valuation allowance on deferred tax assets of $370 was released. Based on the results of operations of Intirion subsequent to the combination, management believes that it is likely that such assets will be realized.

                             MAC-GRAY CORPORATION

                (In thousands, except share and per share data)


  For the year ended December 31, 1998, the statutory income tax rate differed from the effective rate primarily as a result of the following differences:

                                                                            %
                                                                           ----
   Taxes computed at federal statutory rate............................... 34.0%
   State income taxes, net of federal benefit.............................  5.7
   Change in valuation allowance on deferred tax asset.................... (3.0)
   Non-deductible goodwill................................................  2.9
   Non-deductible merger-related costs....................................  2.4
   Other..................................................................  0.4
                                                                           ----
     Income tax provision................................................. 42.4%
                                                                           ====

  As the Company maintained its S corporation election through October 16, 1997, the provision for income taxes recorded for the year ended December 31, 1997 differs significantly from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to pretax income. For the period subsequent to the termination of the S corporation status, the statutory income tax rate differed from the effective rate primarily as a result of the following differences:

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

  The current provision for income taxes recorded for fiscal 1997 includes $314 in tax while the Company was an S corporation and $679 in tax for the period subsequent to the termination of the S corporation election.

  At December 31, 1998, the Company has the following net operating loss carryforwards available to reduce certain future federal taxable income:

   Net operating loss carryforwards relating to certain losses incurred in the year ending December 31, 1991..................... $  305
   Net operating loss carryforwards relating to certain losses
    incurred in the year ending December 31, 1994.....................    280
   Net operating loss carryforwards relating to certain losses incurred in the year ending June 30, 1995.........................  1,826
   Net operating loss carryforwards relating to certain losses
    incurred in the year ended December 31, 1996......................    141
                                                                       ------
                                                                       $2,552
                                                                       ======

                             MAC-GRAY CORPORATION

                (In thousands, except share and per share data)


  Since the $1,826 loss from June 30, 1995 occurred during a short tax year, the loss is not immediately available to offset future taxable income. The loss is made available over a six year period. At December 31, 1998, the amount of this loss available is $1,065. The remaining $761 will become available as follows:

   Year ended:
     December 31, 1999..................................................... $304
     December 31, 2000.....................................................  304
     December 31, 2001.....................................................  153
                                                                            ----
                                                                            $761
                                                                            ====

  Subsequent ownership changes could further affect the limitations in future years. Each net operating loss carryfoward expires 15 years from the year in which it was incurred.

14. Repurchase of common stock

  On October 29, 1998, the Board of Directors authorized the Company to repurchase up to $8,000 of its common stock through the open market. Mac-Gray repurchased 62,100 shares through December 31, 1998 under the plan for a total cash outlay of $706.

15. Segment Information

  The Company operates three business units which are based on the Company's different product and service categories: Laundry, MicroFridge(R) and Reprographics. These three business units have been aggregated into two reportable segments ("Laundry and Reprographics" and "MicroFridge"(R)). The Laundry and Reprographics business units have been aggregated into one reportable segment (Laundry and Reprographics) since the long-term financial performance of these divisions are affected by similar economic conditions. The Laundry segment provides coin and card-operated laundry equipment to multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Laundry segment also operates as a distributor of and provides service to commercial laundry equipment in public laundromats, as well as institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities. The Reprographics segment provides coin and card-operated reprographics equipment to academic and public libraries. The MicroFridge(R) segment sells, rents, and services its own proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes colleges and universities, government, hotel, motel and assisted living facilities.

  There are no intersegment revenues.

  The table below presents information about the reported operating income of Mac-Gray for the years ended December 31, 1998, 1997 and 1996.

                                              Year ended December 31, 1998
                                          -------------------------------------
                                             Laundry
                                              and
                                          Reprographics MicroFridge(R)  Total
                                          ------------- -------------- --------
   Revenues..............................   $110,949       $26,228     $137,177
   Gross margin..........................     26,621         9,119       35,740
   Depreciation and amortization.........     11,931         1,760       13,691
   Capital expenditures..................     16,508         2,227       18,735
   Total assets..........................    123,054        19,767      142,821

                              MAC-GRAY CORPORATION

                (In thousands, except share and per share data)


                                              Year ended December 31, 1997
                                          -------------------------------------
                                             Laundry
                                               and
                                          Reprographics MicroFridge(R)  Total
                                          ------------- -------------- --------
   Revenues..............................    $81,370       $23,477     $104,847
   Gross margin..........................     20,599         8,336       28,935
   Depreciation and amortization.........      8,635         1,343        9,978
   Capital expenditures..................      8,064         2,903       10,967
   Total assets..........................     76,478        13,599       90,077
                                              Year ended December 31, 1996
                                          -------------------------------------
                                             Laundry
                                               and
                                          Reprographics MicroFridge(R)  Total
                                          ------------- -------------- --------
   Revenues..............................    $64,427       $17,833     $ 82,260
   Gross margin..........................     16,307         6,754       23,061
   Depreciation and amortization.........      6,216         1,079        7,295
   Capital expenditures..................      7,083         2,375        9,458
   Total assets..........................     49,772        12,239       62,011

  The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                1996      1997      1998
                              --------  --------  --------
   Income
     Total gross margin for
      reportable segments.... $ 23,061  $ 28,935  $ 35,740
     Operating expenses......  (14,440)  (17,857)  (19,389)
     Interest expense, net...   (2,354)   (2,975)   (3,920)
     Other expense, net......      (87)      181      (122)
                              --------  --------  --------
   Income before provision
    for income taxes......... $  6,180  $  8,284  $ 12,309
                              ========  ========  ========
                                1996      1997      1998
                              --------  --------  --------
   Depreciation and
    amortization
     Total for reportable
      segments............... $  7,295  $  9,978  $ 13,691
     Corporate...............      517       503       567
                              --------  --------  --------
   Total depreciation and
    amortization............. $  7,812  $ 10,481  $ 14,258
                              ========  ========  ========
                                1996      1997      1998
                              --------  --------  --------
   Capital expenditures
     Total for reportable
      segments............... $  9,458  $ 10,967  $ 18,735
     Corporate...............      552       617     1,994
                              --------  --------  --------
   Total capital
    expenditures............. $ 10,010  $ 11,584  $ 20,729
                              ========  ========  ========
                                1996      1997      1998
                              --------  --------  --------
   Assets
     Total for reportable
      segments............... $ 62,011  $ 90,077  $142,821
     Corporate (1)...........    4,183     7,195    28,212
     Deferred income taxes...       23       571       487
                              --------  --------  --------
   Total assets.............. $ 66,217  $ 97,843  $171,520
                              ========  ========  ========

--------
(1) Principally cash, prepaid expenses, property, plant & equipment.

                             MAC-GRAY CORPORATION

                (In thousands, except share and per share data)


16. Commitments and Contingencies

  Leases--The Company leases certain equipment and facilities under non-cancelable operating leases. The Company also leases certain vehicles under capital leases.

  Future minimum lease payments under non-cancelable operating and capital leases consist of the following:

                                                             Capital Operating
                                                             Leases   Leases
                                                             ------- ---------
   Year ended December 31,
     1999................................................... $1,054   $  618
     2000...................................................    781      523
     2001...................................................    245      362
     2002...................................................    --        29
                                                             ------   ------
     Future lease payments..................................  2,080   $1,532
                                                                      ======
   Less: amount representing interest (8.5% at December 31,
    1998)...................................................    174
                                                             ------
                                                              1,906
   Present value future minimum lease payments less amounts
    due within one year.....................................  1,011
                                                             ------
   Amounts due after one year............................... $  895
                                                             ======

  Rent expense incurred by the Company under non-cancelable operating leases totaled $369, $675, and $604 for the years ended December 31, 1996, 1997 and 1998, respectively.

  Guaranteed Commission Payments--The Company operates coin laundry routes under various lease agreements in which the Company is required to make minimum guaranteed commission payments to the respective property owners. The following is a schedule by years of future minimum guaranteed commission payments required under these lease agreements that have initial or remaining non-cancelable contract terms in excess of one year as of December 31, 1998:

   1999................................................................. $ 2,977
   2000.................................................................   2,855
   2001.................................................................   2,163
   2002.................................................................   1,679
   2003.................................................................   1,187
   Thereafter...........................................................   3,015
                                                                         -------
                                                                         $13,876
                                                                         =======

  Guarantee of Indebtedness--At December 31, 1997, Mac-Gray was a guarantor on a line of credit for a customer in the amount of $706, and recorded a contingency reserve of $250 for estimated losses on the guarantee. The guarantee was secured by a pledge of the borrowing company's assets. During the three months ended March 31, 1998, the customer defaulted on the line of credit and the Company succeeded to the assets and assumed the liabilities of the customer in accordance with the guarantee and related agreements. At March 31, 1998, the fair market value of the customer's assets and a liability of $677 were recorded on the Company's financial statements and a loss was recorded against the reserve. In April 1998, the customer's liability to its creditor was paid in full by Mac-Gray.

                             MAC-GRAY CORPORATION

                (In thousands, except share and per share data)


  Litigation--The Company is involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

17. Employee Benefit and Stock Plans

  Retirement Plans--The Company maintains a qualified profit-sharing/401(k) plan (the Plan) covering substantially all employees. The Company's contributions to the Plan are at the discretion of the Board of Directors. Costs under the Plan amounted to $532, $285 and $581 For the years ended December 31, 1996, 1997 and 1998, respectively.

  Stock Option and Incentive Plans--In December 1996, the Board of Directors of Mac-Gray Co., Inc. adopted, and the stockholders approved, the Mac-Gray Co. Inc., 1996 Stock Option and Incentive Plan (the "Predecessor Plan"). On April 7, 1997, the Board of Directors adopted, and the Company's stockholders approved the 1997 Stock Option and Incentive Plan for the Company (the "1997 Stock Plan"). The 1997 Stock Plan is designed and intended as a performance incentive for officers, employees, consultants and directors to promote the financial success and progress of the Company. All officers, employees and independent directors are eligible to participate in the 1997 Stock Plan. Awards, when made, may be in the form of stock options, restricted stock, unrestricted stock options, and dividend equivalent rights. The 1997 Stock Plan requires the maximum term of options to be ten years.

  On December 30, 1996, Mac-Gray Co., Inc. granted 556,350 options to purchase shares of common stock with an exercise price of $9.99 per share pursuant to the Predecessor Plan. Concurrent with the reorganization of the Company, the options issued pursuant to the Predecessor Plan were assumed by the Company under the 1997 Stock Plan, and the Predecessor Plan was terminated. The exercise price of the options was adjusted to $8.80 in August 1997, in order to restore the economic position of the option holders as a result of the $9,000 distribution (Note 4). The change in the exercise price of these options has been reflected as a cancellation of the $9.99 options and a grant of the $8.80 options on the following option rollforward. Employee options principally vest so that twenty percent (20%) of the options will become exercisable on each of the first through fifth anniversaries of the date of grant of the options. In the event of termination of the optionees' relationship with the Company, options not yet exercised terminate within 90 days. The 1997 Stock Plan also provided for the automatic grant to each of the independent directors to purchase 1,000 shares of common stock. The non-qualified options granted to independent directors were exercisable immediately and will terminate on the tenth anniversary of the grant. The exercise prices were determined by the Board of Directors to be the fair market value of the shares underlying the options on the respective dates of the grants. Other than the stock option grants, there were no other grants of equity-based compensation awards.

  The 1997 Stock Plan provides for the issuance of up to the greater of 750,000 shares of common stock or ten percent of the then outstanding shares of common stock. Subsequent to the initial public offering (Note 4), a total of 1,158,000 shares of common stock are reserved for issuance under the 1997 Stock Plan, of which approximately 891,000 shares are subject to outstanding options and 267,000 remaining available for issuance.

                             MAC-GRAY CORPORATION

                (In thousands, except share and per share data)


  The following is a summary of stock option plan activity:

                                                 1997               1998
                                           ------------------ ------------------
                                                     Weighted           Weighted
                                                     Average            Average
                                                     Exercise           Exercise
                                            Shares    Price    Shares    Price
                                           --------  -------- --------  --------
   Outstanding, beginning of year.........  556,350   $9.99    638,590   $ 8.88
   Granted................................  649,840   $8.88    461,120   $13.17
   Exercised..............................      --      --     (20,936)  $ 8.94
   Canceled............................... (556,350)  $9.99        --       --
   Forfeited..............................  (11,250)  $8.89   (187,834)  $13.67
                                           --------   -----   --------   ------
   Outstanding, end of year...............  638,590   $8.88    890,940   $10.09
                                           ========   =====   ========   ======
   Exercisable, end of year...............  113,470   $8.92    229,062   $ 9.82
                                           ========   =====   ========   ======

                                         Options Outstanding              Options Exercisable
                            --------------------------------------------- --------------------
                                            Weighted                                  Weighted
                              Number        Average          Weighted       Number    Average
                            Outstanding    Remaining     Average Exercise Exercisable Exercise
                            at 12/31/98 Contractual Life      Price       at 12/31/98  Price
                            ----------- ---------------- ---------------- ----------- --------
   $8.80-$9.25.............   636,360           8             $ 8.84        197,562    $ 8.83
   $11.00-$16.06...........   196,980          10             $12.24          7,000    $14.08
   $16.50-$17.00...........    57,600           9             $16.54         24,500    $16.60
                              -------         ---             ------        -------    ------
                              890,940           9             $10.09        229,062    $ 9.82
                              =======         ===             ======        =======    ======

  The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." The Company continues to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion 25. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and net income per share would have been reduced to $2,684 and $6,174 or $0.28 and $0.47 per share in 1997 and 1998, respectively compared to reported net income of $3,056 and $7,087, or $0.31 and $0.54 per share in 1997 and 1998, respectively.

                                                                  December 31,
                                                                 ---------------
                                                                  1997    1998
                                                                 ------- -------
   Fair value of options granted at grant date.................. $3.61   $8.33
   Risk free interest rate...................................... 6%      5.1%
   Expected option term--Employees.............................. 7 years 7 years
   Expected option term--independent directors.................. 3 years 3 years
   Expected volatility.......................................... 50%     60%
   Option valuation method......................................  Black-Scholes option-pricing
                                                                      model

  Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future periods.

                              MAC-GRAY CORPORATION

                (In thousands, except share and per share data)


18. Earnings per Share

                                                 For the year ended 1998
                                           -----------------------------------
                                             Income       Shares     Per-Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------- ---------
   Net income.............................   $7,087
   Less: Accretion and dividends on
    redeemable preferred stock............      (62)
                                             ------
   Net income available to common
    stockholder--basic....................   $7,025       12,524       $0.56
                                             ======       ======       =====
   Effect of dilutive securities:
     Stock options........................                   243
     Contingent shares....................                   159
                                                          ------
   Net income available to common
    stockholders--diluted.................   $7,025       12,926       $0.54
                                             ======       ======       =====
                                                 For the year ended 1997
                                           -----------------------------------
                                             Income       Shares     Per-Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------- ---------
   Net income.............................   $3,056
   Less: Accretion and dividends on
    redeemable preferred stock............     (320)
                                             ------
   Net income available to common
    stockholder--basic....................   $2,736        8,449       $0.32
                                             ======       ======       =====
   Effect of dilutive securities:
     Stock options........................                   128
     Contingent shares....................                   132
                                                          ------
   Net income available to common
    stockholders--diluted.................   $2,736        8,709       $0.31
                                             ======       ======       =====
                                                 For the year ended 1996
                                           -----------------------------------
                                             Income       Shares     Per-Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------- ---------
   Net income.............................   $5,666
   Less: Accretion and dividends on
    redeemable preferred stock............     (240)
                                             ------
   Net income available to common
    stockholder--basic....................   $5,426        7,554       $0.72
                                             ======       ======       =====
   Effect of dilutive securities:
     Stock options........................                   --
     Contingent shares....................                   132
                                                          ------
   Net income available to common
    stockholders--diluted.................   $5,426        7,686       $0.71
                                             ======       ======       =====

                             MAC-GRAY CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1998, 1997, and 1996

                                        Balance  Charged to             Balance
                                       Beginning  Cost and              at End
                                        of Year  Expenses(1) Deductions of Year
                                       --------- ----------- ---------- -------
Year Ended December 31, 1998:
  Allowance for doubtful accounts.....    508        511        (710)     309
  Valuation allowance for deferred tax
   asset..............................    370        --         (370)     --
Year ended December 31, 1997:
  Allowance for doubtful accounts.....    372        205         (69)     508
  Valuation allowance for deferred tax
   asset..............................    503        --         (133)     370
Year Ended December 31, 1996:
  Allowance for doubtful accounts.....    337         89         (54)     372
  Valuation allowance for deferred tax
   asset..............................    519        --          (16)     503

--------
(1) The year ended December 31, 1998 includes $73 recorded on the books of Intirion during the six months ended December 31, 1997 for which there is no income statement presented.

  (a)(3) Exhibits:

  Certain exhibits indicated below are incorporated by reference to documents of Mac-Gray on file with the Commission. Each exhibit marked by a cross (+) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-1 (No. 333-33669) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1. Each exhibit marked by an asterisk (*) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-4 (No. 333-45899) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-4. Each exhibit marked by a (z) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-3, as amended (No. 333-49795) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-3. The following is a complete list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

    2.1 Agreement and Plan of Merger, dated as of December 22, 1997, by and among Mac-Gray Corporation, MI Acquisition Corp., Intirion Corporation and Robert P. Bennett (2.1).*
    2.2  Stock Purchase Agreement, dated as of March 31, 1998, by and among
         Mac-Gray Services, Inc., Copico, Inc. and the stockholders of Copico,
         Inc. (10.20).z

    2.3 Stock and Asset Purchase Agreement, dated as of March 4, 1998, by and among Mac-Gray Services, Inc., Amerivend Corporation, Amerivend
         Southeast Corporation, Gerald E. Pulver and Gerald E. Pulver Grantor
         Retained Annuity Trust. (10.24).*
    3.1  Amended and Restated Certificate of Incorporation (3.1).+
    3.2  By-laws (3.2).+
    4.1 Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1).+
   10.1 Stockholders' Agreement dated as of April 17, 1997 by and among the Registrant and certain stockholders of the Registrant (10.1).+
   10.2 Stockholders' Agreement dated as of June 26, 1997 by and among the Registrant and certain stockholders of the Registrant (10.2).+
   10.3 Agreement and Plan of Merger dated as of April 17, 1997 by and among the Registrant and the other parties named therein (10.3).+
   10.4 Credit Agreement dated April 23, 1998, by and among the Registrant, the other Borrowers (as defined therein), the lenders named therein and State Street Bank and Trust Company, as agent (10.4).*
   10.5 Security Agreement dated as of April 23, 1998 by and among the Registrant, the other Borrowers (as defined therein) and the Banks (as defined therein) (10.5).*
   10.6  Revolving Line of Credit Note dated April 23, 1998 issued by the
         Registrant in favor of the Banks (as defined therein) (10.6).*
   10.7 Pledge Agreement dated as of April 23, 1998 by and among the Registrant and the Banks (as defined therein) (10.7).*
   10.8  Confidentiality and Noncompetition Agreement dated as of September 4,
         1990, as amended on March 25, 1993, by and between the Registrant and Caldwell and Gregory, Inc. (10.8).+
   10.9 Consulting Agreement dated as of April 17, 1997 by and among the Registrant and Jeffrey C. Huenink (10.9).+
   10.10 Noncompetition Agreement dated as of April 17, 1997 by and among Registrant and Jeffrey C. Huenink (10.10).+
   10.11 Form of Noncompetition Agreement between the Registrant and its executive officers (10.11).+
   10.12 Form of Maytag Licensing Agreement for "Red Carpet Service" (10.12).+
   10.13 Form of Maytag Distributorship Agreements (10.13).+
   10.14 Promissory Note dated December 31, 1992 issued by the Registrant in favor of Donald M. Shaw (10.14).+

   10.15 Consulting and Noncompete Agreement dated December 31, 1992 by and between Donald M. Shaw and the Registrant (10.15).+
   10.16 The Registrant's 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits) (10.16).+
   10.17 Form of Director Indemnification Agreement between the Registrant and each of its Directors (10.17).+
   10.18 Form of Registration Rights Agreement by and among the Registrant,
         Robert P. Bennett, Gelco Corporation, Eastech II Limited Partnership and Eastech III Limited Partnership (10.18).*
   10.19 Form of Escrow Agreement by and among the Registrant, Gelco
         Corporation, Michael Shanahan, the former securityholders of Intirion
         Corporation and State Street Bank and Trust Company, as escrow agent
         (10.19).*
   10.20 Form of Noncompetition Agreement by and between the Registrant and Robert P. Bennett (10.22).*
   10.21 Distribution Agreement by and between Schlumberger Technologies, Inc.
         and Mac-Gray Services, Inc., dated as of October 27, 1997 (certain portions of this exhibit were omitted pursuant to the grant of a request for confidential treatment) (10.23).*

   10.22 Registration Rights Agreement dated April 23, 1998 by and among Mac-
         Gray Corporation, Peter B. Finn, Edward J. Goulart, Ronald R. Jalbert,
         Robert W. LaRoche, David Luongo, Joseph J. Tischler and Massachusetts
         Capital Resource Company (10.1).z
   21.1  Subsidiaries of the Registrant (21.1).z

   23.1  Consent of PricewaterhouseCoopers LLP.

   27.1  Financial Data Schedule.