Form 10-Q
period 1999-03-31
MAC-GRAY CORP
filed 1999-05-17
CIK 1038280

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
                                  ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

                             Yes     X      No
                                   -----       -----

      The number of shares outstanding of each of the issuer's classes of common stock as of the close date of business on May 14, 1999:


        Class                                         Number of shares
        -----                                         ----------------
Common Stock,   $.01 Par Value                           12,625,428

                                     INDEX
                                     -----


PART I   FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets at March 31, 1999 (unaudited) and December 31, 1998

              Consolidated Income Statements (unaudited) for the Three Months Ended March 31, 1999 and 1998

              Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 1999 (unaudited)

              Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 1999 and 1998

              Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     Signature

Item 1.  Financial Statements


                              MAC-GRAY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                   March 31,
                                                                      December 31, 1998         1999 (Unaudited)
                                                                    -------------------      -------------------
Assets
Current assets:
  Cash and cash equivalents                                                    $  6,181                 $  8,117
  Trade receivables, net of allowance for doubtful accounts                       8,298                    6,577
  Inventory of finished goods                                                     5,266                    5,202
  Prepaid expenses and other current assets                                       6,728                    6,742
                                                                    -------------------      -------------------
    Total current assets                                                         26,473                   26,638
Property, plant and equipment, net                                               69,208                   72,083
Intangible assets, net                                                           65,249                   64,138
Prepaid commissions and other assets                                             10,590                   11,694
                                                                    -------------------      -------------------
    Total assets                                                               $171,520                 $174,553
                                                                    ===================      ===================
Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt and capital lease obligations              $  2,444                 $  2,497
  Redeemable common stock (Note 2)                                                7,644                        -
  Trade accounts payable and accrued expenses                                     8,706                    8,570
  Accrued commissions                                                             7,133                    7,976
  Deferred revenues and deposits                                                  3,386                    1,933
                                                                    -------------------      -------------------
    Total current liabilities                                                    29,313                   20,976
Long-term debt and capital lease obligations                                     70,559                   81,330
Deferred income taxes                                                             7,472                    7,832
Deferred retirement obligation                                                      957                      931
Other liabilities                                                                   278                      210
Commitments and contingencies (Note 5)                                                -                        -
Stockholders' equity:
  Preferred stock of Mac-Gray Corporation ($.01 par value, 5                          -                        -
   million shares authorized, no shares outstanding)
  Common stock of Mac-Gray Corporation ($.01 par value, 30 million                  128                      134
   shares authorized, 12,843,728 and 13,443,754 shares issued and
   12,781,628 and 12,655,628 shares outstanding at December 31,
   1998 and March 31, 1999, respectively)
  Additional capital                                                             60,896                   68,535
  Retained earnings                                                               2,623                    3,998
                                                                    -------------------      -------------------
                                                                                 63,647                   72,667
  Less common stock in treasury                                                    (706)                  (9,393)
                                                                    -------------------      -------------------
    Total stockholders' equity                                                   62,941                   63,274
                                                                    -------------------      -------------------
Total liabilities and stockholders' equity                                     $171,520                 $174,553
                                                                    ===================      ===================



   The accompanying notes are an integral part of these financial statements

                             MAC-GRAY CORPORATION
                  CONSOLIDATED INCOME STATEMENTS (Unaudited)
                     (In thousands, except per share data)

                                                                              March 31,
                                                                 --------------------------------------
                                                                       1998                  1999
                                                                 ----------------      ----------------
 Revenue:
  Route revenue                                                    $ 19,732             $ 27,825
  Sales revenue                                                       6,689                7,510
  Other                                                               1,568                2,044
                                                                 ----------------      ----------------
    Total                                                            27,989               37,379

Cost of revenue:
  Route related expenses                                             12,786               19,007
  Depreciation and amortization                                       2,824                4,292
  Cost of product sales                                               4,666                4,849
                                                                -----------------     -----------------
    Total cost of revenue                                            20,276               28,148
                                                                -----------------     -----------------
Gross margin                                                          7,713                9,231
                                                                -----------------     -----------------

Operating expenses:
  Selling, general and administration                                 4,388                5,423
  Merger-related costs                                                  884                    -
                                                                  -----------------     -----------------
    Total operating expenses                                          5,272                5,423
                                                                  -----------------     -----------------
Income from operations                                                2,441                3,808
Interest and other expense, net                                        (295)              (1,448)
                                                                  -----------------     -----------------
Income before provision for income taxes                              2,146                2,360
Provision for income taxes                                           (1,154)                (985)
                                                                  -----------------     -----------------
Net income before accretion and dividends on
  redeemable preferred stock                                            992                1,375
Accretion and dividends on redeemable preferred
 stock                                                                   62                    -
                                                                  -----------------     -----------------
Net income available to common stockholders                        $    930             $  1,375
                                                                  =================     =================
Net income per common share - basic                                $   0.08                $0.11
                                                                  =================     =================
Weighted average common shares outstanding                           12,188               12,751
                                                                  =================     =================
Net income per common share - diluted                              $   0.07                $0.11
                                                                  =================     =================
Weighted average common shares outstanding - diluted                 12,657               12,776
                                                                  =================     =================




   The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                       (In thousands, except share data)


                                              Common stock                                        Treasury Stock
                                       -------------------------                             -------------------------
                                                                                 Retained
                                         Number of                Additional     earnings       Number
                                           Shares       Value       capital      (deficit)     of shares       Cost        Total
                                         ---------      -----     ----------     ---------     ---------     ---------     -----
Balance, December 31, 1998                12,781,628    $128       $60,896        $2,623        62,100        $  (706)     $62,941

  Net income (comprehensive income)                -       -             -         1,375             -              -         1,375
  Repurchase of redeemable common stock            -       6         7,639                     600,026         (7,645)            -
  Repurchase of common stock                (126,000)      -             -             -       126,000         (1,042)       (1,042)

                                       ---------------------------------------------------------------------------------------------

Balance, March 31, 1999                   12,655,628    $134       $68,535        $3,998       788,126        $(9,393)      $63,274
                                       =============================================================================================




   The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                        Three Months Ended March 31,
                                                            ---------------------------------------------------
                                                                       1998                        1999
                                                              ----------------------      ----------------------
Cash flows from operating activities:
  Net income                                                       $   992                      $ 1,375
    Adjustments to reconcile net income to net
     cash flows provided by operating activities:
    Depreciation and amortization                                    3,005                        4,525
    Provision for doubtful accounts                                      -                          317
    Gain on sale of assets                                            (128)                         (44)
    Deferred income taxes                                              374                          451
  Decrease in accounts receivable                                      174                        1,404
  Increase in inventory                                               (407)                      (1,443)
  Increase in prepaid expenses and other assets                       (895)                      (2,552)
  Increase (decrease) in accounts payable,
   accrued commissions and accrued expenses                         (3,089)                         613
  Decrease in deferred revenues and customer
   deposits                                                         (1,115)                      (1,453)
                                                            --------------              ---------------
    Net cash flows (used in) provided by
     operating activities                                           (1,089)                       3,193
                                                            --------------             ----------------
Cash flows from investing activities:
  Capital expenditures                                              (2,253)                      (3,327)
  Acquisition of businesses                                         (1,223)                           -
  Proceeds from sale of property and equipment                         428                          146
                                                            --------------             ----------------
    Net cash flows used in investing activities                     (3,048)                      (3,181)
                                                            --------------             ----------------
Cash flows from financing activities:
  Payments on long-term debt and capital lease
   obligations                                                      (4,174)                        (595)
  Advances on line-of-credit, net                                    8,931                       11,206
  Contribution of capital and proceeds from sale
   of common stock                                                      13                            -
  Dividends paid                                                       (72)                           -
  Purchase of redeemable common stock                                    -                       (7,645)
  Repurchase of common stock                                             -                       (1,042)
                                                            --------------             ----------------
    Net cash flows provided by financing
     activities                                                      4,698                        1,924
                                                            --------------             ----------------
Increase in cash and cash equivalents                                  561                        1,936
Cash and cash equivalents, beginning of period                       3,774                        6,181
                                                            --------------             ----------------
Cash and cash equivalents, end of period                           $ 4,335                      $ 8,117
                                                            ==============             ================




   The accompanying notes are an integral part of these financial statements

                              Mac-Gray Corporation
             Notes to Consolidated Financial Statements (unaudited)
                     (In thousands, except per share data)


1.  Basis of Presentation

  In the opinion of the management of Mac-Gray Corporation (the "Company" or "Mac-Gray"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) which are necessary to present fairly the Company's financial position as of March 31, 1999 and December 31, 1998 and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998. The unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the Company's fiscal 1998 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

  The company generates the majority of its revenue from card and coin-operated laundry and reprographics equipment located in the Northeastern, Midwestern and Southeastern United States. A large portion of its revenue is also derived from the sale and lease of the Company's MicroFridge(R) product lines. The Company's principal customer base is the multi-housing market, which consists of apartments, condominium units, colleges and universities. The Company also sells, services and leases commercial laundry equipment to commercial laundromats and institutions. The majority of the Company's purchases of coin route laundry equipment is from one supplier.

2.  Redeemable Common Stock

  In January 1999, the Company repurchased all of the remaining redeemable common stock outstanding at the end of 1998. The redeemable common stock was issued in April 1997 in conjunction with the Company's acquisition of Sun Services of America, Inc. and R. Bodden Coin-Op Laundry, Inc. The redemption amounted to 600,026 shares and a total cash outlay of $7,645. At December 31, 1998 the amount payable under the redemption agreement was recorded as a current liability on the Company's balance sheet. The shares have been placed in treasury by the Company.

3.  Long Term Debt

  The 1998 Credit Facility provides for borrowings under a revolving line of credit of up to $90,000.

  The 1998 Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The Company was in compliance with the terms of the credit agreement as of March 31, 1999. The balance outstanding under the 1998 Credit Facility was $76,884 at March 31, 1999. Long term debt also includes various notes payable totaling $3,806 at December 31, 1998 and $3,613 at March 31, 1999 and various unsecured notes payable to former shareholders totaling $1,631 at December 31, 1998 and $1,439 at March 31, 1999.

                              Mac-Gray Corporation
             Notes to Consolidated Financial Statements (unaudited)
                     (In thousands, except per share data)

4.  Deferred Retirement Obligation

  The deferred retirement obligation at March 31, 1999 and December 31, 1998 relates to payments due to a former shareholder of the Company in connection with a retirement agreement which provides for annual payments of $104 until the death of the former shareholder. The liability at March 31, 1999 and December 31, 1998 has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

5.  Commitments and Contingencies

  The Company is involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

6.    Earnings Per Share

  A reconciliation of the weighted average number of common shares outstanding is as follows:

                                                                           For the Three Months Ended March 31, 1999
                                                                  -------------------------------------------------------------
                                                                         Income                  Shares              Per-Share
                                                                      (Numerator)            (Denominator)            Amount
                                                                  -----------------      -------------------      -------------
Net income available to common stockholders  basic                           $1,375                   12,751              $0.11
                                                                  =================      ===================      =============
Effect of dilutive securities:
  Stock options                                                                                           25
                                                                                         -------------------
Net income available to common stockholders  diluted                         $1,375                   12,776              $0.11
                                                                  =================      ===================      =============

                                                                             For the Three Months Ended March 31, 1998
                                                                  -------------------------------------------------------------
                                                                         Income                  Shares              Per-Share
                                                                      (Numerator)            (Denominator)            Amount
                                                                  -----------------      -------------------      -------------
Net income per common share:
  Net Income                                                                 $  992
  Less:  Accretion and dividends on redeemable preferred                         62
   stock
    Net income available to common stockholders  basic                       $  930                   12,188              $0.08
                                                                  =================      ===================      =============

Effect of dilutive securities:
  Stock options                                                                                          310
  Contingent shares                                                                                      159
                                                                                         -------------------
Net income available to common stockholders  diluted                         $  930                   12,657              $0.07
                                                                  =================      ===================      =============

  Contingent shares represented common shares held in escrow related to the merger with Intirion Corporation (MicroFridge(R)) which was accounted for as a pooling of interests. In March 1999, these shares were released from escrow to the former Intirion shareholders.

                              Mac-Gray Corporation
             Notes to Consolidated Financial Statements (unaudited)
                     (In thousands, except per share data)

7.  Repurchase of common stock

  On October 29, 1998, the Board of Directors authorized the Company to repurchase up to $8,000 of its common stock through the open market. During the three months ended March 31, 1999 the Company repurchased 126,000 shares for a total cash outlay of $1,042. Since the inception of the plan, the Company has repurchased 188,100 shares at a total cost of $1,748.

  Also included in treasury stock are 600,026 shares of common stock purchased under a redemption agreement related to the 1997 acquisition of Sun Services. The total cost of these shares amounted to $7,645 and was paid during the quarter ended March 31, 1999.

8.  Segment Information

  The Company operates three business units which are based on the Company's different product and service categories: Laundry, MicroFridge(R) and Reprographics. These three business units have been aggregated into two reportable segments ("Laundry and Reprographics" and "MicroFridge(R)"). The Laundry and Reprographics business units have been aggregated into one reportable segment (Laundry and Reprographics) since the long-term financial performance of these divisions are affected by similar economic conditions. The Laundry segment provides coin and card-operated laundry equipment to multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Laundry business unit also operates as a distributor of and provides service to commercial laundry equipment in public laundromats, as well as institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities. The Reprographics business unit provides coin and card-operated reprographics equipment to academic and public libraries. The MicroFridge(R) segment sells and leases its own proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes colleges and universities, government, hotel, motel and assisted living facilities.

  There are no intersegment revenues.

  The table below presents information about the reported operating income of Mac-Gray for the three months ended March 31, 1999 and 1998.

                                                                           Three months ended March 31, 1999
                                                               -------------------------------------------------------
                                                                    Laundry and
                                                                   Reprographics       MicroFridge(R)        Total
                                                                   -------------    --------------------  ------------
Revenues                                                               $30,688           $6,691              $37,379
Gross margin                                                             6,852            2,379                9,231

                                                                           Three months ended March 31, 1998
                                                               -------------------------------------------------------
                                                                    Laundry and
                                                                   Reprographics       MicroFridge(R)        Total
                                                                   -------------    --------------------  ------------
Revenues                                                              $23,407             $4,582             $27,989
Gross margin                                                            5,990              1,723               7,713


                              Mac-Gray Corporation
             Notes to Consolidated Financial Statements (unaudited)
                     (In thousands, except per share data)

  The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                                                     1998                  1999
                                                             ------------------      --------------
Income
  Total gross margin for reportable segments                       $ 7,713            $  9,231
  Operating expenses                                                (5,272)             (5,423)
  Interest expense, net                                               (315)             (1,407)
  Other expense, net                                                    20                 (41)
                                                             ------------------      --------------
Income before provision for income taxes                           $ 2,146            $  2,360
                                                             ==================      ==============

                                                                 December 31,          March 31,
                                                                     1998                 1999
                                                             ------------------     --------------
Assets
  Laundry                                                         $123,054            $122,551
  MicroFridge(R)                                                    19,767              19,382
                                                             ------------------     --------------
    Total for reportable segments                                  142,821             141,933
  Corporate (1)                                                     28,212              32,224
  Deferred income taxes                                                487                 396
                                                             ------------------      --------------
Total assets                                                      $171,520            $174,553
                                                             ==================     ==============

(1)  Principally cash, prepaid expenses and property, plant & equipment.

9.  Comprehensive Income

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" (SFAS 130) in June 1997. The Company adopted SFAS 130 for fiscal 1998. SFAS 130 requires presentation of certain information related to comprehensive income. For the three months ended March 31, 1999 and 1998, the Company had no other comprehensive income as defined by SFAS 130, therefore there is no impact on the Company's balance sheet and income statement.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include: implementation of acquisition strategy; integration of acquired businesses; ability to meet future capital requirements; dependence upon certain suppliers; lease renewals; retention of senior executives; market acceptance of new products and services; and those factors discussed in Mac-Gray's filings with the Securities and Exchange Commission ("SEC"). The historical financial information presented herein represents the consolidated results of Mac-Gray. The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto presented elsewhere in this report and with the annual financial statements and related notes previously filed by Mac-Gray with the SEC on its Annual Report on Form 10-K.

Overview

  Mac-Gray derives its revenue principally through the operation and maintenance of amenities in multiple housing units, including laundry and MicroFridge(R) products. Mac-Gray also operates card and coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge(R) equipment under long-term leases with property owners, colleges and universities and governmental agencies. Mac-Gray's Laundry Route business consists of approximately 160,000 laundry machines, operated in over 25,000 multiple housing laundry rooms located in 29 states. Mac-Gray's reprographics business consists of approximately 2,200 machines concentrated in the northeast, Florida and Texas. Mac-Gray's MicroFridge(R) business consists of leased units located throughout the United States as well as sales of its MicroFridge(R) product line.

  Mac-Gray also derives revenue as a distributor and servicer of commercial laundry equipment manufactured by Maytag Corporation, and sells laundry equipment manufactured by American Dryer, The Dexter Company, and Whirlpool Corporation. Additionally, the Company sells or rents laundry equipment to hospitals, restaurants, hotels and similar institutional users that operate their own on-premise laundry facilities.

Redeemable Common Stock

  In January 1999 the Company repurchased all of the remaining redeemable common stock outstanding at the end of 1998. The redeemable common stock was issued in April 1997 in conjunction with the Company's acquisition of Sun Services of America, Inc. and R. Bodden Coin-Op Laundry, Inc. The redemption amounted to 600,026 shares and a total cash outlay of $7.6 million. The shares have been placed in treasury by the Company.

Year 2000

  The Company continues to research and test potential year 2000 ("Y2K") problems within its software and systems. During 1998 the Company contracted with an outside consultant to assist in the evaluation of Y2K preparedness. Through March 31, 1999 the Company has not incurred significant costs directly associated with Y2K evaluations and corrections. The Company does not expect to incur significant costs moving forward to rectify any Y2K issues. Should any Y2K issues be identified in the coming months which the Company believes could remain unresolved into the latter stages of 1999, the Company will develop contingency plans. Such contingency plans may include increasing inventories to prevent delays in new equipment installations, and the temporary addition of staff to facilitate manual processing of information.

Results of Operations (Dollars in thousands)

Three months ended March 31, 1999 compared to three months ended March 31, 1998.

  Revenue. Revenue increased by $9,390, or 34%, to $37,379 for the three months ended March 31, 1999 from the three months ended March 31, 1998. This increase is related to an increase in route revenue, which is made up of money collected through coin- and card-operated equipment, of $8,093, or 41%, from the three months ended March 31, 1998 due to the expansion of existing operations and the additional revenues from the route businesses acquired during 1998. Sales revenue increased $821, or 12%, from the three months ended March 31, 1998, due primarily to an increase in sales by the MicroFridge(R) division.

  Route Related Expenses. Route related expenses include commissions paid to route customers as well as those costs associated with installing and servicing machines and the costs of collecting, counting and depositing route revenue. Route related expenses increased $6,221, or 49%, to $19,007 for the three months ended March 31, 1999 from the three months ended March 31, 1998. This increase was primarily related to an increase in commissions expense which is tied to the increase in route revenue. The increase is also related to an increase in the Company's machine base which is a result of both internal growth and significant acquisitions made during the second quarter of 1998. The Company is also expanding into territories where there is no previously established infrastructure. As a result, operating costs relative to revenue in these new areas are higher than normal. The Company believes that, over time, expansion in these new territories will begin to offset the overhead required to establish a presence in a new area.

  Depreciation and Amortization. Depreciation and amortization increased by $1,468, or 52%, to $4,292 for the three months ended March 31, 1999 from the three months ended March 31, 1998. The increase was primarily attributable to the acquisitions of businesses during the second quarter of 1998 which resulted in additional machines to depreciate, as well as an increase in intangible assets to amortize. Depreciation also increased as a result of the increase in the Company's machine base due to internal growth.

  Selling, General and Administration. Selling, general and administration expenses increased by $1,035, or 24%, to $5,423 for the three months ended March 31, 1999 from the three months ended March 31, 1998. The increase was primarily attributable to an increase in sales staff, sales commissions earned as a result of internal expansion in the route business as well as certain non-recurring charges associated with the development of new comprehensive marketing materials.

  Interest and Other Expense. Interest and other expense, net of interest and other income, increased by $1,153, or 391%, to $1,448 for the three months ended March 31, 1999 from the three months ended March 31, 1998. This increase is primarily related to an increase in outstanding borrowings which are related to the significant acquisition activity in the second quarter of 1998. Interest expense is also impacted by borrowings during 1999 used to repurchase shares of the Company's common stock.

  Provision for Income Taxes. The provision for income taxes decreased by $169, or 15%, to $985 for the three months ended March 31, 1999 from the three months ended March 31, 1998. This decrease is due to costs associated with the March 12, 1998 Intirion acquisition which were not deductible for income tax purposes and as such the effective tax rate for the first quarter of 1998 was greater than the effective tax rate for the first quarter of 1999.

Seasonality

  The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market represent approximately 25% of the Company's total revenue. Route and rental revenues are derived substantially during the school year which includes the first, second and fourth calendar quarters. Conversely, the Company increases its operating expenditures during the third calendar quarter when colleges and universities are not in session as a result of Mac-Gray's increased product installation activities. Product sales, principally MicroFridge(R), to this market are also higher during the third calendar quarter.

Liquidity and Capital Resources (Dollars in thousands)

  Mac-Gray's primary sources of cash since December 31, 1998 have been operating activities and bank borrowings. The Company's primary uses of cash have been the purchase of redeemable common stock, other capital stock transactions and capital expenses including the purchase of new laundry machines, MicroFridge(R) equipment, and smart card based payment systems. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on any outstanding indebtedness, as well as capital expenditures. The Company also anticipates that it will use additional funds available to it under the 1998 Senior Secured Credit Facility to finance additional possible acquisitions, larger capital expenditures, the stock buyback program and, as needed, working capital.

  Cash flows provided by (used in) operations were $3,193 and ($1,089) for the three months ended March 31, 1999 and 1998, respectively. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, offset by commissions, route expenditures, cost of product sales, cost of rental revenue and selling, general and administration expenses. The increase from 1998 to 1999 is attributable to an overall improvement in the Company's financial performance that is further enhanced by an increase in depreciation and amortization which is a non-cash expense.

  Cash used in investing activities was $3,181 and $3,048 for the three months ended March 31, 1999 and 1998 respectively. Capital expenditures were $3,327 and $2,253 for the three months ended March 31, 1999 and 1998, respectively. Cash used in investing activities for the three months ended March 31, 1998 also included $1,223 related to business acquisistions.

  Net cash flows from financing activities were $1,924 and $4,698 for the three months ended March 31, 1999 and 1998, respectively. Financing activities for those periods consist primarily of proceeds from and repayments of bank borrowings, capital stock transactions, and payments of dividends. Capital stock transactions in 1999 include the use of $7,645 to purchase redeemable common stock.

  The 1998 Credit Facility provides for borrowings under a revolving line of credit of up to $90,000, and converts to a term loan after three years. The term loan has a weighted five year amortization schedule with a balloon payment due after the second year of the term loan. Outstanding indebtedness under the 1998 Credit Facility bears interest at the Company's option, at a rate equal to the prime rate minus .5% or LIBOR plus the applicable margin (either (i)1.5% for loans outstanding which aggregate less than $50,000, or (ii) 1.75% for loans outstanding which exceed $50,000), or the Cost of Funds rate plus the applicable margin. The interest rate in effect at March 31, 1999 was approximately 6.7%. The 1998 Credit Facility imposes certain financial and operational covenants on the Company, including restrictions on indebtedness, certain capital expenditures, investments and acquisitions and on the Company's ability to pay dividends and to make distributions. The 1998 Credit Facility, under certain limited circumstances, also restricts the payment of dividends and other distributions as well as certain acquisitions and investments. The 1998 Credit Facility is secured by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The Company was in compliance with the terms of the credit agreement as of March 31, 1999.

  The Company believes that the amount available under the 1998 Credit Facility and cash flow generated by operations will be sufficient to fund the Company's normal working capital needs and capital expenditures for the foreseeable future. In addition, to the extent that the Company were to borrow all amounts then available to it under the 1998 Credit Facility in connection with one or more acquisitions or in connection with significant capital expenditures, either in the short-term or in the long-term, management believes that cash generated from operating activities will be sufficient to fund the Company's operating expenses and debt service needs for the foreseeable future. Additional financing, under the 1998 Credit Facility or otherwise, may, however, be required in connection with an acquisition or acquisitions which the Company may consummate in the future. To the extent that any such additional financing is needed, and can not be obtained on terms favorable to the Company, if at all, the Company's ongoing capital improvement efforts and acquisition activity will likely be reduced or delayed as cash generated from operating activities is used for operating expenses and debt service.

Inflation

  The Company does not believe that its financial performance has been materially affected by inflation.

Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. There have been no material changes in market risk exposures from the information disclosed in the Form 10-K for the year ended December 31, 1998.

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibits are being filed as part of this Form 10-Q:

         EXHIBIT NO.    DESCRIPTION
         -----------    -----------

            27.1        Financial Data Schedule for the three months ended
                        March 31, 1999

         (b)  Reports on Form 8-K

              None

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                     MAC-GRAY CORPORATION
May 17, 1999                         /s/  Michael J. Shea
                                     --------------------
                                     Michael J. Shea
                                     Executive Vice President, Chief
                                       Financial Officer and Treasurer
                                       (On behalf of registrant and as principal
                                       financial officer)