Form 10-Q
period 1999-06-30
MAC-GRAY CORP
filed 1999-08-16
CIK 1038280

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  (Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----                        EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1999

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----                        EXCHANGE ACT OF 1934

               for the transition period from         to
                                              --------   -------

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

      The number of shares outstanding of each of the issuer's classes of common stock as of the close date of business on August 13, 1999:


                        Class                  Number of shares
                        -----                  ----------------
              Common Stock, $.01 Par Value        12,625,428

                                     INDEX
                                     -----

PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements
                Condensed Consolidated Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998

                Condensed Consolidated Income Statements (unaudited) for the Three and Six Months Ended June 30, 1999 and 1998

                Condensed Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 1999 (unaudited)

                Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 1999 and 1998

                Notes to Condensed Consolidated Financial Statements (unaudited)

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures about Market Risk


PART II OTHER INFORMATION

        Item 4. Submission of Matters to Security Holders

        Item 6. Exhibits and Reports on Form 8-K

        Signature

Item 1.  Financial Statements

                              MAC-GRAY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   JUNE 30,
                                                                   DECEMBER 31,                      1999
                                                                      1998                        (unaudited)
                                                               ------------------              ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $6,181                        $5,767
  Trade receivables, net of allowance for doubtful accounts                 8,298                         7,093
  Inventory of finished goods                                               5,266                         8,364
  Prepaid expenses and other current assets                                 6,728                         7,955
                                                               ------------------              ----------------
    Total current assets                                                   26,473                        29,179
Property, plant and equipment, net                                         69,208                        73,388
Intangible assets, net                                                     65,249                        66,053
Prepaid commissions and other assets                                       10,590                        15,232
                                                               ------------------              ----------------
    Total assets                                                         $171,520                      $183,852
                                                               ==================              ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease
   obligations                                                             $2,444                        $2,669
  Redeemable common stock (Note 6)                                          7,644                             -
  Trade accounts payable and accrued expenses                               8,706                        11,889
  Accrued commissions                                                       7,133                         6,826
  Deferred revenues and deposits                                            3,386                           507
                                                               ------------------              ----------------
    Total current liabilities                                              29,313                        21,891
Long-term debt and capital lease obligations                               70,559                        88,746
Deferred income taxes                                                       7,472                         8,318
Deferred retirement obligation                                                957                           904
Other liabilities                                                             278                           216
Commitments and contingencies (Note 4)                                          -                             -
Stockholders' equity:
  Preferred stock of Mac-Gray Corporation ($.01 par value, 5
    million shares authorized, no shares outstanding)                           -                             -
  Common stock of Mac-Gray Corporation ($.01 par value, 30
    million shares authorized, 12,843,728 and 13,443,754
    shares issued and 12,781,628 and 12,625,428 shares
    outstanding at December 31, 1998 and June 30, 1999,
    respectively)                                                             128                           134
  Additional capital                                                       60,896                        68,535
  Retained earnings                                                         2,623                         4,728
                                                               ------------------              ----------------
                                                                           63,647                        73,397
  Less common stock in treasury                                              (706)                       (9,620)
                                                               ------------------               ----------------
    Total stockholders' equity                                             62,941                        63,777
                                                               ------------------               ----------------
Total liabilities and stockholders' equity                               $171,520                      $183,852
                                                               ==================              ================

   The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three months ended              Six months ended
                                                         June 30,                        June 30,
                                                  1998             1999             1998            1999
                                               ----------       ----------       ----------      ----------
Revenue:
  Route revenue                                   $21,977          $22,791          $41,709         $50,616
  Sales revenue                                     9,236           12,398           15,925          19,908
  Other                                             1,655            2,084            3,223           4,128
                                               ----------       ----------       ----------      ----------
    Total revenue                                  32,868           37,273           60,857          74,652
                                               ----------       ----------       ----------      ----------
Cost of revenue:
     Route related expenses                        14,936           16,331           27,722          35,338
     Depreciation and amortization                  3,338            4,505            6,162           8,797
     Cost of product sales                          6,336            8,468           11,002          13,317
                                               ----------       ----------       ----------      ----------
          Total cost of revenue                    24,610           29,304           44,886          57,452
                                               ----------       ----------       ----------      ----------
Gross margin                                        8,258            7,969           15,971          17,200
                                               ----------       ----------       ----------      ----------
Operating expenses:
     Selling, general and administration            4,513            5,048            8,901          10,471
     Merger-related costs                               -                -              884               -
                                               ----------       ----------       ----------      ----------
          Total operating expenses                  4,513            5,048            9,785          10,471
                                               ----------       ----------       ----------      ----------
Income from operations                              3,745            2,921            6,186           6,729
Interest and other expense, net                      (969)          (1,587)          (1,264)         (3,035)
                                               ----------       ----------       ----------      ----------
Income before provision for income taxes            2,776            1,334            4,922           3,694
Provision for income taxes                            740              604            1,895           1,589
                                               ----------       ----------       ----------      ----------
Net income before accretion and dividends on
 redeemable preferred stock                         2,036              730            3,027           2,105
Accretion and dividends on redeemable
 preferred  stock                                       -                -               62               -
                                               ----------       ----------       ----------      ----------
Net income available to common stockholders        $2,036             $730           $2,965          $2,105
                                               ==========       ==========       ==========      ==========
Net income per common share--basic                  $0.16            $0.06            $0.24           $0.17
                                               ==========       ==========       ==========      ==========
Weighted average common shares outstanding         12,590           12,636           12,390          12,693
                                               ==========       ==========       ==========      ==========
Net income per common share--diluted                $0.16            $0.06            $0.23           $0.17
                                               ==========       ==========       ==========      ==========
Weighted average common shares outstanding
 diluted                                           13,018           12,636           12,838          12,693
                                               ==========       ==========       ==========      ==========

   The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                              Common stock                                         Treasury Stock
                                            Number     Value     Additional    Retained      Number       Cost      Total
                                          of shares                capital     earnings     of shares
                                        ----------------------------------------------------------------------------------
Balance, December 31, 1998               12,781,628     $128       $60,896      $2,623        62,100   $  (706)    $62,941
  Net income                                                                     2,105                               2,105
  Repurchase of redeemable common
   stock                                                   6         7,639                   600,026    (7,645)          -
  Repurchase of common stock               (156,200)                                         156,200    (1,269)     (1,269)
                                        ----------------------------------------------------------------------------------
Balance, June 30, 1999                   12,625,428     $134       $68,535      $4,728       818,326   $(9,620)    $63,777
                                        ==================================================================================



   The accompanying notes are an integral part of these financial statements

                             MAC-GRAY CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                   Six Months Ended June 30,
                                                                     1998              1999
                                                                  -----------       ----------
Cash flows from operating activities:
    Net income                                                         $3,027           $2,105
Adjustments to reconcile net income to net cash flows
provided by operating activities:
    Depreciation and amortization                                       6,605            9,264
    Gain on sale of assets                                               (252)            (207)
    Deferred income taxes                                                  96              284
    (Increase) decrease in accounts receivable                         (1,263)           1,206
    Decrease (increase) in inventory                                    2,081           (3,994)
    Increase in prepaid expenses and other assets                      (4,865)          (7,366)
    Increase in accounts payable, accrued commissions and
      accrued expenses                                                  1,396            2,786
    Decrease in deferred revenues and customer deposits                (1,757)          (2,880)
                                                                  -----------       ----------
    Net cash flows provided by operating activities                     5,068            1,198
                                                                  -----------       ----------
Cash flows from investing activities:
  Capital expenditures                                                 (6,108)          (8,280)
  Acquisition of businesses                                           (48,269)          (3,000)
  Proceeds from sale of property and equipment                            872              587
                                                                  -----------       ----------
    Net cash flows used in investing activities                       (53,505)         (10,693)
                                                                  -----------       ----------
Cash flows from financing activities:
  Payments on long-term debt and capital lease obligations             (1,218)          (1,359)
  Advances on line-of-credit, net                                      51,987           19,354
  Contribution of capital and proceeds from sale of common stock           13                -
  Dividends paid                                                          (72)               -
  Purchase of redeemable common stock                                       -           (7,645)
  Repurchase of common stock                                                -           (1,269)
                                                                  -----------       ----------
    Net cash flows provided by financing activities                    50,710            9,081
                                                                  -----------       ----------
Increase (decrease) in cash and cash equivalents                        2,273             (414)
Cash and cash equivalents, beginning of period                          3,774            6,181
                                                                  -----------       ----------
Cash and cash equivalents, end of period                                6,047            5,767
                                                                  ===========       ==========



   The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   BASIS OF PRESENTATION

  In the opinion of the management of Mac-Gray Corporation (the "Company" or "Mac-Gray"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) which are necessary to present fairly the Company's financial position as of June 30, 1999 and December 31, 1998 and the results of its operations and cash flows for the three and six month periods ended June 30, 1999 and 1998. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's fiscal 1998 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.   LONG TERM DEBT

  The 1998 Senior Secured Credit Facility provides for borrowings under a revolving line of credit of up to $90,000.

  This credit facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The Company was in compliance with the terms of the credit agreement as of June 30, 1999. The balance outstanding under this credit facility was $85,020 at June 30, 1999. Long term debt also includes various notes payable totaling $3,806 at December 31, 1998 and $3,405 at June 30, 1999 and various unsecured notes payable to former shareholders totaling $1,631 at December 31, 1998 and $1,252 at June 30, 1999.

3.   DEFERRED RETIREMENT OBLIGATION

  The deferred retirement obligation at June 30, 1999 and December 31, 1998 relates to payments due to a former shareholder of the Company in connection with a retirement agreement which provides for annual payments of $104 until the death of the former shareholder. The liability at June 30, 1999 and December 31, 1998 has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

4.   COMMITMENTS AND CONTINGENCIES

  The Company is involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


5.   EARNINGS PER SHARE

  A reconciliation of the weighted average number of common shares outstanding is as follows:

                                                                             For the Three Months Ended June 30, 1999
                                                                  -------------------------------------------------------------
                                                                         Income                  Shares              Per-Share
                                                                      (Numerator)            (Denominator)            Amount
                                                                  -----------------      -------------------      -------------
Net income available to common stockholders--basic                             $730                   12,636              $0.06
                                                                  =================      ===================      =============

Net income available to common stockholders--diluted                           $730                   12,636              $0.06
                                                                  =================      ===================      =============
                                                                             For the Three Months Ended June 30, 1998
                                                                  -------------------------------------------------------------
                                                                         Income                  Shares              Per-Share
                                                                      (Numerator)            (Denominator)            Amount
                                                                  -----------------      -------------------      -------------
Net income available to common stockholders--basic                           $2,036                   12,590              $0.16
                                                                  =================      ===================      =============

Effect of dilutive securities:
  Stock options                                                                                          269
  Contingent shares                                                                                      159
                                                                                         -------------------
Net income available to common stockholders--diluted                         $2,036                   13,018              $0.16
                                                                  =================      ===================      =============
                                                                              For the Six Months Ended June 30, 1999
                                                                  -------------------------------------------------------------
                                                                         Income                  Shares              Per-Share
                                                                      (Numerator)            (Denominator)            Amount
                                                                  -----------------      -------------------      -------------
Net income available to common stockholders--basic                           $2,105                   12,693              $0.17
                                                                  =================      ===================      =============

Net income available to common stockholders--diluted                         $2,105                   12,693              $0.17
                                                                  =================      ===================      =============
                                                                              For the Six Months Ended June 30, 1998
                                                                  -------------------------------------------------------------
                                                                         Income                  Shares              Per-Share
                                                                      (Numerator)            (Denominator)            Amount
                                                                  -----------------      -------------------      -------------
Net income per common share:
  Net Income                                                                 $3,027
  Less:  Accretion and dividends on redeemable preferred
   stock                                                                         62
                                                                  -----------------
    Net income available to common stockholders--basic                       $2,965                   12,390              $0.24
                                                                  =================      ===================      =============

Effect of dilutive securities:
  Stock options                                                                                          289
  Contingent shares                                                                                      159
                                                                                         -------------------
Net income available to common stockholders--diluted                         $2,965                   12,838              $0.23
                                                                  =================      ===================      =============

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


  Contingent shares represented common shares held in escrow related to the merger with Intirion Corporation (MicroFridge(R)) which was accounted for as a pooling of interests. In March 1999, these shares were released from escrow to the former Intirion shareholders.

6.   REPURCHASE OF COMMON STOCK

  On October 29, 1998, the Board of Directors authorized the Company to repurchase up to $8,000 of its common stock through the open market. During the three months ended June 30, 1999 the Company repurchased 30,200 shares for a total cash outlay of $227. Since the inception of the plan, the Company has repurchased 218,300 shares at a total cost of $1,975.

  Also included in treasury stock are 600,026 shares of common stock purchased under a redemption agreement related to the 1997 acquisition of Sun Services. The total cost of these shares amounted to $7,645.

7.   SEGMENT INFORMATION

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

  There are no intersegment revenues.

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


  The table below presents information about the reported condensed financial statements of Mac-Gray for the three and six months ended June 30, 1999 and 1998.

                                FOR THE THREE     FOR THE THREE      FOR THE SIX       FOR THE SIX
                                 MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                -------------     -------------     -------------      ------------
                                   JUNE 30,          JUNE 30,           JUNE 30,          JUNE 30,
                                     1998              1999               1998              1999
Revenues:
  Laundry and Reprographics            25,568            27,561            48,975            58,249
  MicroFridge(R)                        7,300             9,712            11,882            16,403
                                -------------     -------------     -------------      ------------
       Total                           32,868            37,273            60,857            74,652

Gross Margin
  Laundry and Reprographics             5,776             4,487            11,768            11,337
  MicroFridge(R)                        2,482             3,482             4,203             5,863
                                -------------     -------------     -------------      ------------
       Total                            8,258             7,969            15,971            17,200
Operating Expense                       4,513             5,048             9,785            10,471
Interest and other expenses,
 net                                      969             1,587             1,264             3,035
                                -------------     -------------     -------------      ------------
Income before provision for
 taxes                                  2,776             1,334             4,922             3,694
                                -------------     -------------     -------------      ------------

                                                                   December 31,           June 30,
                                                                       1998                 1999
                                                               ------------------     --------------
Assets
  Laundry                                                                $123,054           $121,860
  MicroFridge(R)                                                           19,767             26,041
                                                               ------------------     --------------
    Total for reportable segments                                         142,821            147,901
  Corporate (1)                                                            28,212             34,901
  Deferred income taxes                                                       487              1,050
                                                               ------------------     --------------
Total assets                                                             $171,520           $183,852
                                                               ==================     ==============



(1)  Principally cash, prepaid expenses and property, plant & equipment.

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


8.  COMPREHENSIVE INCOME

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" (SFAS 130) in June 1997. The Company adopted SFAS 130 for fiscal 1998. SFAS 130 requires presentation of certain information related to comprehensive income. For the three and six months ended June 30, 1999 and 1998, the Company had no other comprehensive income as defined by SFAS 130, therefore there is no impact on the Company's balance sheet and income statement.

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

OVERVIEW

  Mac-Gray derives its revenue principally through the operation and maintenance of amenities in multiple housing units, including laundry and MicroFridge(R) products. Mac-Gray also operates card and coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge(R) equipment under long-term leases with property owners, colleges and universities and governmental agencies. Mac-Gray's Laundry Route business consists of approximately 166,000 laundry machines, operated in over 25,000 multiple housing laundry rooms located in 29 states. Mac-Gray's reprographics business is conducted in approximately 2,200 locations concentrated in the northeast, Florida and Texas. Mac-Gray's MicroFridge(R) business consists of leased units located throughout the United States as well as sales of its MicroFridge(R) product line.

  Mac-Gray also derives revenue as a distributor and servicer of commercial laundry equipment. Additionally, the Company sells or rents laundry equipment to hospitals, restaurants, hotels and similar institutional users that operate their own on-premise laundry facilities.

REDEEMABLE COMMON STOCK

  In January 1999 the Company repurchased all of its outstanding redeemable stock. The redeemable common stock was issued in April 1997 in conjunction with the Company's acquisition of Sun Services of America, Inc. and R. Bodden Coin-Op Laundry, Inc. The redemption amounted to 600,026 shares and a total cash outlay of $7.6 million. The shares have been placed in treasury by the Company.

YEAR 2000

  The Company continues to research and test potential year 2000 ("Y2K") problems within its software and systems. During 1998 the Company contracted with an outside consultant to assist in the evaluation of Y2K preparedness. Through June 30, 1999 the Company has not incurred significant costs directly associated with Y2K evaluations and corrections. The Company does not expect to incur significant costs moving forward to rectify any Y2K issues. Should any Y2K issues be identified in the coming months which the Company believes could remain unresolved into the latter stages of 1999, the Company will develop contingency plans. Such contingency plans may include increasing inventories to prevent delays in new equipment installations, and the temporary addition of staff to facilitate manual processing of information.


RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1998.

  Revenue. Revenue increased by $4,405, or 13%, to $37,273 for the three months ended June 30, 1999 from the three months ended June 30, 1998. Revenue increased by $13,795, or 23%, to $74,652 for the six months ended June 30, 1999 from the six months ended June 30, 1998. This increase is related to an increase in route revenue, which is made up of money collected through coin- and card-operated equipment, of $814, or 4%, from the three months ended June 30, 1998, and $8,907, or 21%, from the six months ended June 30, 1998, due to the expansion of existing operations and the additional revenues from the route businesses acquired during 1998. Sales revenue increased $3,162, or 34%, from the three months ended June 30, 1998, and $3,983, or 25%, from the six months ended June 30, 1998, due to increases in sales of both laundry equipment and the MicroFridge(R) division.

  Route Related Expenses. Route related expenses include commissions paid to route customers as well as those costs associated with installing and servicing machines and the costs of collecting, counting and depositing route revenue. Route related expenses increased $1,395, or 9%, to $16,331 for the three months ended June 30, 1999 from the three months ended June 30, 1998, and $7,616, or 27%, to $35,338 for the six months ended June 30, 1999 from the six months ended June 30, 1998. This increase was primarily related to an increase in commissions expense which is tied to the increase in route revenue. The increase is also related to an increase in the Company's machine base which is a result of both internal growth and acquisitions made during the second quarter of 1998. The Company has expanded into territories where there has been no previously established infrastructure. As a result, operating costs relative to revenue in these new areas are higher than normal. In June 1999 the Company acquired a laundry route business of approximately 4,000 machines in the greater Chicago area. Due to the density of the Company's present route business in this market, these machines should help to raise the Company's operating margins.

  Depreciation and Amortization. Depreciation and amortization increased by $1,167, or 35%, to $4,505 for the three months ended June 30, 1999 from the three months ended June 30, 1998, and $2,635, or 43%, to $8,797 for the six months ended June 30, 1999 from the six months ended June 30, 1998. The increase was primarily attributable to the acquisitions of businesses during the second quarter of 1998 which resulted in additional machines to depreciate, as well as an increase in intangible assets to amortize. Depreciation also increased as a result of the increase in the Company's machine base due to internal growth.

  Selling, General and Administration. Selling, general and administration expenses increased by $535, or 12%, to $5,048 for the three months ended June 30, 1999 from the three months ended June 30, 1998, and $1,570, or 18%, to $10,471 for the six months ended June 30, 1999 from the six months ended June 30, 1998. The increase was primarily attributable to an increase in sales staff, sales commissions earned as a result of internal expansion in the route business and the increase of MicroFridge(R) sales as well as certain non-recurring charges associated with the development of new integrated marketing materials.

  Interest and Other Expense. Interest and other expense, net of interest and other income, increased by $618, or 64%, to $1,587 for the three months ended June 30, 1999 from the three months ended June 30, 1998, and $1,771, or 140%, to $3,035 for the six months ended June 30, 1999 from the six months ended June 30, 1998. This increase is primarily related to an increase in outstanding borrowings which are related to the significant acquisition activity in the second quarter of 1998. Interest expense is also impacted by borrowings used to repurchase shares of the Company's common stock during the fourth quarter of 1998 and the first six months of 1999.

  Provision for Income Taxes. The provision for income taxes decreased by $136, or 18%, to $604 for the three months ended June 30, 1999 from the three months ended June 30, 1998, and $306, or 16%, to $1,589 for the six months ended June 30, 1999 from the six months ended June 30, 1998. These decreases are due to corresponding decreases in taxable income in each of these periods. The effective tax rate is higher for the three and six months ended June 30, 1999 than it was for the three and six months ended June 30, 1998, due to a tax benefit of $370,000 associated with the acquisition of the MicroFridge(R) division in the second quarter of 1998.

SEASONALITY

  The Company experiences seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market represent approximately 25% of the Company's total revenue. Laundry and reprographics route revenues are derived substantially during the school year which includes the first, second and fourth calendar quarters. Conversely, during the third calendar quarter when colleges and universities are not in session, operating expenses increase as a result of Mac-Gray's increased product installation activities. Product sales, principally MicroFridge(R), to this market are also higher during the third calendar quarter.

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

  Cash flows provided by operations were $1,198 and $5,068 for the six months ended June 30, 1999 and 1998, respectively. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, offset by commissions, route expenditures, cost of product sales, cost of rental revenue and selling, general and administration expenses. The decrease in cash provided by operations for the six-month period ended June 30, 1999 was due primarily to the increase in inventory purchases and the timing of such purchases as compared to prior year to prepare for summer installations of equipment on college campuses.

  Cash used in investing activities was $10,693 and $53,505 for the six months ended June 30, 1999 and 1998 respectively. Capital expenditures related to equipment acquisition were $8,280 and $6,108 for the six months ended June 30, 1999 and 1998, respectively. Cash flows related to business acquisitions were $3,000 and $48,269 for the six months ended June 30, 1999 and 1998, respectively.

  Net cash flows from financing activities were $9,081 and $50,710 for the six months ended June 30, 1999 and 1998, respectively. Financing activities for those periods consist primarily of proceeds from and repayments of bank borrowings, capital stock transactions, and payments. Capital stock transactions in 1999 include the use of $7,645 to purchase redeemable common stock and $1,269 used to repurchase shares of common stock.

  The 1998 Senior Secured Credit Facility provides for borrowings under a revolving line of credit of up to $90,000, and converts to a term loan after three years for the balance outstanding at the date of convergence. The term loan has a weighted five year amortization schedule with a balloon payment due after the second year of the term loan. Outstanding indebtedness under the 1998 Credit Facility bears interest at the Company's option, at a rate equal to the prime rate minus .5% or LIBOR plus the applicable margin (either (i)1.5% for loans outstanding which aggregate less than $50,000, or (ii) 1.75% for loans outstanding which exceed $50,000), or the Cost of Funds rate plus the applicable margin. The interest rate in effect at June 30, 1999 was approximately 6.5%. The 1998 Credit Facility imposes certain financial and operational covenants on the Company, including restrictions on indebtedness, certain capital expenditures, investments and acquisitions and on the Company's ability to pay dividends and to make distributions. The 1998 Credit Facility, under certain limited circumstances, also restricts the payment of dividends and other distributions as well as certain acquisitions and investments. The 1998 Credit Facility is secured by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The Company was in compliance with the terms of the credit agreement as of June 30, 1999.

  The Company believes that the amount available under the Credit Facility and cash flow generated by operations will be sufficient to fund the Company's normal working capital needs and capital expenditures for the foreseeable future. In addition, to the extent that the Company were to borrow all amounts then available to it under the 1998 Credit Facility in connection with one or more acquisitions or in connection with significant capital expenditures, either in the short-term or in the long-term, management believes that cash generated from operating activities will be sufficient to fund the Company's operating expenses and debt service needs for the foreseeable future. Additional financing, under the 1998 Credit Facility or otherwise, may, however, be required in connection with an acquisition or acquisitions which the Company may consummate in the future. To the extent that any such additional financing is needed, and can not be obtained on terms favorable to the Company, if at all, the Company's ongoing capital improvement efforts and acquisition activity will likely be reduced or delayed as cash generated from operating activities is used for operating expenses and debt service.

INFLATION

  The Company does not believe that its financial performance has been materially affected by inflation.

Item 3.

                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                  MARKET RISK

  The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. There have been no material changes in market risk exposures from the information disclosed in the Form 10-K for the year ended December 31, 1998.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to Security Holders

         (a) The Company held its annual meeting of stockholders on May 19, 1999, and the following directors were voted on:

         (b)  Jerry A. Schiller

              The following directors continued on in office after the annual stockholders meeting:

              Stewart G. MacDonald, Jr.
              William M. Crozier, Jr.
              Eugene B. Doggett
              John P. Leydon

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibits are being filed as part of this Form 10-Q:

          EXHIBIT NO.      DESCRIPTION
          -----------      -----------

          27.1             Financial Data Schedule for the six months ended
                           June 30, 1999

         (b)  Reports on Form 8-K

              On June 18, 1999, the Company filed a Form 8-K announcing the adoption of a Shareholder Rights Agreement.

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                          MAC-GRAY CORPORATION
August 16, 1999                           /s/  Michael J. Shea
                                          ----------------------------------
                                          Michael J. Shea
                                          Executive Vice President, Chief
                                             Financial Officer and Treasurer
                                             (On behalf of registrant and as
                                             principal financial officer)