Form 10-Q
period 1999-09-30
MAC-GRAY CORP
filed 1999-11-15
CIK 1038280

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----

                                  ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----                              ACT OF 1934

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

                             Yes   X      No
                                 -----       -----

      The number of shares outstanding of each of the issuer's classes of common stock as of the close date of business on November 12, 1999:


           Class                                Number of shares
           -----                                ----------------
Common Stock, $.01 Par Value                       12,627,753

                                     INDEX
                                     -----


PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998

                   Condensed Consolidated Income Statements (unaudited) for the Three and Nine Months Ended September 30, 1999 and 1998

                   Condensed Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 1999 (unaudited)

                   Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 1999 and 1998

                   Notes to Condensed Consolidated Financial Statements (unaudited)

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk


PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

          Signature

Item 1.  Financial Statements


                             MAC-GRAY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                  DECEMBER 31,           SEPTEMBER 30,
                                                                     1998                    1999
                                                                 --------------         ---------------
                                                                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                        $   6,181               $   8,879
  Trade receivables, net of allowance for doubtful accounts            8,298                   8,490
  Inventory of finished goods                                          5,266                   5,229
  Prepaid expenses and other current assets                            6,728                   9,725
                                                                   ---------               ---------
    Total current assets                                              26,473                  32,323
Property, plant and equipment, net                                    69,208                  78,342
Intangible assets, net                                                65,249                  64,894
Prepaid commissions and other assets                                  10,590                  15,952
                                                                   ---------               ---------
    Total assets                                                   $ 171,520               $ 191,511
                                                                   =========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease
   obligations                                                     $   2,444               $   3,252
  Redeemable common stock (Note 6 )                                    7,644                       -
  Trade accounts payable and accrued expenses                          8,706                  11,079
  Accrued commissions                                                  7,133                   7,777
  Deferred revenues and deposits                                       3,386                   4,272
                                                                   ---------               ---------
    Total current liabilities                                         29,313                  26,380
Long-term debt and capital lease obligations                          70,559                  91,011
Deferred income taxes                                                  7,472                   8,765
Deferred retirement obligation                                           957                     879
Other liabilities                                                        278                     208
Commitments and contingencies (Note 4)                                     -                       -
Stockholders' equity:
  Preferred stock of Mac-Gray Corporation ($.01 par value, 5
    million shares authorized, no shares outstanding)                      -                       -
  Common stock of Mac-Gray Corporation ($.01 par value, 30
    million shares authorized, 12,843,728 and 13,443,754                 128                     134
    shares issued and 12,781,628 and 12,627,753 shares
    outstanding at December 31, 1998 and September 30,
    1999, respectively)
  Additional capital                                                  60,896                  68,540
  Retained earnings                                                    2,623                   5,187
                                                                   ---------               ---------
                                                                      63,647                  73,861
  Less common stock in treasury, at cost                                (706)                 (9,593)
                                                                   ---------               ---------
    Total stockholders' equity                                        62,941                  64,268
                                                                   ---------               ---------
Total liabilities and stockholders' equity                         $ 171,520               $ 191,511
                                                                   =========               =========

   The accompanying notes are an integral part of these financial statements

                             MAC-GRAY CORPORATION
             CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                            Three months ended                     Nine months ended
                                                               September 30,                          September 30,
                                                         1998              1999                1998                 1999
                                                      --------           --------            --------             -------
Revenue:
 Route revenue                                          24,312              25,275              66,021               75,891
 Sales revenue                                          11,504               9,535              27,429               29,443
 Other                                                   1,037                 995               4,260                5,123
                                                     ---------           ---------           ---------           ----------
    Total revenue                                    $  36,853           $  35,805           $  97,710           $  110,457
                                                     ---------           ---------           ---------           ----------
Cost of revenue:
 Route related expenses                                 16,908              17,555              44,630               52,893
 Depreciation and amortization                           3,559               4,337               9,721               13,134
 Cost of product sales                                   7,697               6,242              18,699               19,559
                                                     ---------           ---------           ---------           ----------
    Total cost of revenue                               28,164              28,134              73,050               85,586
                                                     ---------           ---------           ---------           ----------
Gross margin                                             8,689               7,671              24,660               24,871
                                                     ---------           ---------           ---------           ----------

Operating expenses:
 Selling, general and administration                     4,345               5,543              13,246               16,014
 Merger-related costs                                        -                   -                 884                    -
                                                     ---------           ---------           ---------           ----------
    Total operating expenses                             4,345               5,543              14,130               16,014
                                                     ---------           ---------           ---------           ----------
Income from operations                                   4,344               2,128              10,530                8,857
Interest and other expense, net                         (1,434)             (1,349)             (2,698)              (4,384)
                                                     ---------           ---------           ---------           ----------
Income before provision for income taxes                 2,910                 779               7,832                4,473
Provision for income taxes                               1,259                 313               3,154                1,902
                                                     ---------           ---------           ---------           ----------
Net income before accretion and dividends on
 redeemable preferred stock                          $   1,651           $     466           $   4,678           $    2,571
                                                     ---------           ---------           ---------           ----------
Accretion and dividends on redeemable preferred
 stock                                                      -                   -                  62                    -
                                                     ---------           ---------           ---------           ----------
Net income available to common stockholders          $   1,651           $     466           $   4,616           $    2,571
                                                     =========           =========           =========           ==========
Net income per common share--basic                   $    0.13           $    0.04           $    0.37           $     0.20
                                                     =========           =========           =========           ==========
Weighted average common shares outstanding              12,654              12,628              12,479               12,672
                                                     =========           =========           =========           ==========
Net income per common share--diluted                 $    0.13           $    0.04           $    0.36           $     0.20
                                                     =========           =========           =========           ==========
Weighted average common shares outstanding
 diluted                                                13,011              12,628              12,897               12,681
                                                     =========           =========           =========           ==========

   The accompanying notes are an integral part of these financial statements

                             MAC-GRAY CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                     Common stock                                      Treasury Stock
                                        Number                 Additional    Retained     Number       Cost       Total
                                      of shares      Value        capital    earnings   of shares
                                    ---------------------------------------------------------------------------------------
Balance, December 31, 1998            12,781,628      $128        $60,896     $2,623      62,100     $  (706)      $62,941
  Net income (unaudited)                                                       2,571                                 2,571
  Repurchase of redeemable
   common stock (unaudited)                              6          7,639                600,026      (7,645)            -
  Repurchase of common stock
   (unaudited)                          (156,200)                                        156,200      (1,269)       (1,269)
  Stock granted and options
   exercised (unaudited)                   2,325                        5         (7)     (2,325)         27            25
                                    ---------------------------------------------------------------------------------------
Balance, September 30, 1999
   (unaudited)                        12,627,753      $134        $68,540     $5,187     816,001     $(9,593)      $64,268
                                    =======================================================================================




   The accompanying notes are an integral part of these financial statements

                             MAC-GRAY CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)



                                                                         Nine Months Ended
                                                                           September 30,
                                                                     1998               1999
                                                                  ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $   4,678           $   2,571
   Adjustments to reconcile net income to net cash flows
     provided by operating activities:
    Depreciation and amortization                                   10,395              13,835
    Loss (gain) on sale of assets                                       38                (328)
    Deferred income taxes                                              277               1,080
  Increase in accounts receivable                                   (4,377)               (192)
  Decrease (increase) in inventory                                   2,962              (1,124)
  Increase in prepaid expenses and other assets                     (8,852)             (8,627)
  Increase in accounts payable, accrued commissions and
     accrued expenses                                                5,138               2,919
  Increase in deferred revenues and customer deposits                2,785                 886
                                                                 ---------           ---------
    Net cash flows provided by operating activities                 13,044              11,020
                                                                 ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (15,224)            (17,358)
  Acquisition of businesses, net of cash acquired                  (50,106)             (3,050)
  Proceeds from sale of property and equipment                       1,712                 966
                                                                 ---------           ---------
    Net cash flows used in investing activities                    (63,618)            (19,442)
                                                                 ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations          (1,213)             (2,105)
  Advances on line-of-credit, net                                   56,613              22,134
  Contribution of capital and proceeds from sale of common stock        28                   -
  Dividends paid                                                       (72)                  -
  Proceeds from exercise of options                                      -                   5
  Purchase of redeemable common stock                                    -              (7,645)
  Repurchase of common stock                                             -              (1,269)
                                                                 ---------           ---------
    Net cash flows provided by financing activities                 55,356              11,120
                                                                 ---------           ---------
Increase in cash and cash equivalents                                4,782               2,698
Cash and cash equivalents, beginning of period                       3,774               6,181
                                                                 ---------           ---------
Cash and cash equivalents, end of period                             8,556               8,879
                                                                 =========           =========



   The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   BASIS OF PRESENTATION

     In the opinion of the management of Mac-Gray Corporation (the "Company" or "Mac-Gray"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) which are necessary to present fairly the Company's financial position as of September 30, 1999 and December 31, 1998 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's fiscal 1998 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.   LONG TERM DEBT

     The 1998 Senior Secured Credit Facility provides for borrowings under a revolving line of credit of up to $90,000. In July 1999, the Company obtained a temporary increase in this revolving line of credit up to a maximum of $99 million in anticipation of potential working capital and acquisition needs. This increase expires on November 24, 1999.

     This credit facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The Company was in compliance with the terms of the credit agreement as of September 30, 1999. The balance outstanding under this credit facility was $87,800 at September 30, 1999. Long term debt also includes various notes payable totaling $3,806 at December 31, 1998 and $3,131 at September 30, 1999 and various unsecured notes payable to former shareholders totaling $1,631 at December 31, 1998 and $1,164 at September 30, 1999.

3.   DEFERRED RETIREMENT OBLIGATION

     The deferred retirement obligation at September 30, 1999 and December 31, 1998 relates to payments due to a former shareholder of the Company in connection with a retirement agreement which provides for annual payments of $104 until the death of the former shareholder. The liability at September 30, 1999 and December 31, 1998 has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

4.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, under pending litigation would not materially affect its financial condition or results of operation.

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


5.    EARNINGS PER SHARE
  A reconciliation of the weighted average number of common shares outstanding is as follows:

                                                                           For the Three Months Ended September 30, 1999
                                                                  -------------------------------------------------------------
                                                                         Income                  Shares              Per-Share
                                                                      (Numerator)            (Denominator)            Amount
                                                                  -----------------      -------------------      -------------
Net income available to common stockholders--basic                $             466                   12,628      $        0.04
                                                                  =================      ===================      =============

Net income available to common stockholders--diluted              $             466                   12,628      $        0.04
                                                                  =================      ===================      =============

                                                                           For the Three Months Ended September 30, 1998
                                                                  -------------------------------------------------------------
                                                                         Income                  Shares              Per-Share
                                                                      (Numerator)            (Denominator)            Amount
                                                                  -----------------      -------------------      -------------
Net income available to common stockholders--basic                $           1,651                   12,654      $        0.13
                                                                  =================      ===================      =============

Effect of dilutive securities:
  Stock options                                                                                          198
  Contingent shares                                                                                      159
                                                                                         -------------------
Net income available to common stockholders--diluted              $           1,651                   13,011      $        0.13
                                                                  =================      ===================      =============

                                                                           For the Nine Months Ended September 30, 1999
                                                                  -------------------------------------------------------------
                                                                         Income                  Shares              Per-Share
                                                                      (Numerator)            (Denominator)            Amount
                                                                  -----------------      -------------------      -------------
Net income available to common stockholders--basic                $           2,571                   12,672      $        0.20
                                                                  =================      ===================      =============
Effect of dilutive securities:
  Stock options                                                                                            9
                                                                                         -------------------
Net income available to common stockholders--diluted              $           2,571                   12,681      $        0.20
                                                                  =================      ===================      =============

                                                                           For the Nine Months Ended September 30, 1998
                                                                  -------------------------------------------------------------
                                                                         Income                  Shares              Per-Share
                                                                      (Numerator)            (Denominator)            Amount
                                                                  -----------------      -------------------      -------------
Net income per common share:
  Net Income                                                      $           4,678
  Less:  Accretion and dividends on redeemable preferred                         62
   stock                                                          -----------------
    Net income available to common stockholders--basic            $           4,616                   12,479      $        0.37
                                                                  =================      ===================      =============

Effect of dilutive securities:
  Stock options                                                                                          259
  Contingent shares                                                                                      159
                                                                                         -------------------
Net income available to common stockholders--diluted              $           4,616                   12,897      $        0.36
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

6.   REPURCHASE OF COMMON STOCK

     On October 29, 1998, the Board of Directors authorized the Company to repurchase up to $8,000 of its common stock in the open market. During the three months ended September 30, 1999 the Company did not repurchase any shares. Since the inception of the plan, the Company has repurchased 218,300 shares at a total cost of $1,975.

     Also included in treasury stock are 600,026 shares of common stock purchased under a redemption agreement related to a 1997 acquisition. The total cost of these shares amounted to $7,645.

7.   SEGMENT INFORMATION

     The Company operates three business units which are based on the Company's different product and service categories: Laundry, MicroFridge(R) and Reprographics. These three business units have been aggregated into two reportable segments ("Laundry and Reprographics" and "MicroFridge(R)"). The Laundry and Reprographics business units have been aggregated into one reportable segment (Laundry and Reprographics) since the long-term financial performance of these divisions are affected by similar economic conditions. The Laundry segment provides coin and card-operated laundry equipment to multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Laundry business unit also operates as a distributor of, and provides service to, commercial laundry equipment in public laundromats, as well as institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities. The Reprographics business unit provides coin and card-operated reprographics equipment to academic and public libraries. The MicroFridge(R) segment sells and leases its own proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes colleges and universities, government, hotel, motel and assisted living facilities.

     There are no intersegment revenues.

                             MAC-GRAY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


  The table below presents information about the reported condensed financial statements of Mac-Gray for the three and nine months ended September 30, 1999 and 1998.



                                FOR THE THREE      FOR THE THREE       FOR THE NINE      FOR THE NINE
                                 MONTHS ENDED       MONTHS ENDED       MONTHS ENDED      MONTHS ENDED
                              ----------------   ----------------    ---------------   ---------------
                                SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,
                                     1998               1999               1998              1999
  Laundry and Reprographics         29,221              29,417             78,196            87,665
  MicroFridge(R)                     7,632               6,388             19,514            22,792
                                   -------             -------           --------          --------
       Total                        36,853              35,805             97,710           110,457
Gross Margin
  Laundry and Reprographics          6,257               5,393             18,021            16,731
  MicroFridge(R)                     2,432               2,278              6,639             8,140
                                   -------             -------           --------          --------
       Total                         8,689               7,671             24,660            24,871

Operating Expense                    4,345               5,543             14,130            16,014
Interest and other expenses,
  net                                1,434               1,349              2,698             4,384
                                   -------             -------           --------          --------

Income before provision for
  taxes                              2,910                 779              7,832             4,473
                                   -------             -------           --------          --------

                                                    December 31, 1998         September 30, 1999
                                                  -------------------       --------------------
Assets
  Laundry                                               $  123,054                 $  133,163
  MicroFridge(R)                                            19,767                     26,983
                                                        ----------                 ----------
    Total for reportable segments                          142,821                    160,146
  Corporate (1)                                             28,212                     30,665
  Deferred income taxes                                        487                        700
                                                        ----------                 ----------
Total assets                                            $  171,520                 $  191,511
                                                        ==========                 ==========



(1)  Principally cash, prepaid expenses and property, plant & equipment.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include: implementation of acquisition strategy; integration of acquired businesses; ability to meet future capital requirements; dependence upon certain suppliers; lease renewals; retention of senior executives; market acceptance of new products and services; and those factors discussed in Mac-Gray's filings with the Securities and Exchange Commission ("SEC"). The historical financial information presented herein represents the consolidated results of Mac-Gray. The following discussion and analysis should be read in conjunction with the financial statements, and related notes thereto, presented elsewhere in this report and with the annual financial statements and related notes previously filed by Mac-Gray with the SEC on its Annual Report on Form 10-K.

OVERVIEW

  Mac-Gray derives its revenue principally through the operation and maintenance of amenities in multiple housing units, including laundry and MicroFridge(R) products. Mac-Gray also operates card and coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge(R) equipment under long-term leases with property owners, colleges and universities and governmental agencies. Mac-Gray's Laundry Route business consists of approximately 167,000 laundry machines, operated in over 36,000 multiple housing laundry rooms located in 32 states. Mac-Gray's reprographics business is conducted with approximately 2,300 copiers and related equipment concentrated in the northeast, Florida and Texas. Mac-Gray's MicroFridge(R) business consists of leased units as well as sales of its MicroFridge(R) product line. Presently MicroFridge(R) sells and leases its product in 50 states and seven countries.

  Mac-Gray also derives revenue as a distributor and servicer of commercial laundry equipment. Additionally, the Company sells or rents laundry equipment to hospitals, restaurants, hotels and similar institutional users that operate their own on-premise laundry facilities.

REDEEMABLE COMMON STOCK

  In January 1999 the Company repurchased all of its outstanding redeemable stock. The redeemable common stock was issued in April 1997 in conjunction with an acquisition. The redemption amounted to 600,026 shares and a total cash outlay of $7.6 million. The shares have been placed in treasury by the Company.

YEAR 2000

  The Company has developed a comprehensive program to address its potential exposure to the Year 2000 issue. Beginning in 1998, the Company contracted with an outside consultant to assist in the evaluation of its information systems Year 2000 preparedness. Through September 30, 1999, the Company has not incurred significant costs directly associated with Year 2000 evaluations and corrections, nor does it expect to incur any significant costs.

  Year 2000 issues relative to information systems are being addressed as part of the Company's initiative to upgrade and replace its accounting and operating information systems.

  The accounting and related systems have been purchased and their installation conducted under the supervision of outside consultants. The vendors of these systems have verified their Year 2000 compliance. Internal testing of these systems is presently nearing completion. Systems which were not purchased from suppliers have been developed by outside consultants and the Company's own Information Systems staff. The Company has either completed or expects to complete the replacement or upgrade of these systems by November 30, 1999.

  Should any Year 2000 issues be identified which the Company believes could remain unresolved into December of 1999, the Company will develop contingency plans. Such contingency plans may include modifying and relying on existing systems, increasing inventories to prevent delays in new equipment installations, and the temporary addition of staff to facilitate manual processing of information.


RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998.

  Revenue. Revenue decreased by $1,048, or 3%, to $35,805 for the three months ended September 30, 1999 from the three months ended September 30, 1998. Revenue increased by $12,747, or 13%, to $110,457 for the nine months ended September 30, 1999 from the nine months ended September 30, 1998. This decrease in total revenue for the three months ended September 30, 1999 was caused primarily by a decrease in MicroFridge(R) and laundry equipment sales as compared to the same period a year ago, offset somewhat by an increase in route revenue. The laundry equipment sales were affected by product not being available from a major supplier and the shortfall in MicroFridge(R) sales was the result of customer delays in product acceptance on several large orders. The increase in total revenues for the nine-month period ended September 30, 1999, as compared to the same period a year ago, was due primarily to the expansion of existing operations and the additional revenue from the route businesses acquired during 1998.

  Route Related Expenses. Route related expenses include commissions paid to route customers as well as those costs associated with installing and servicing machines and the costs of handling route revenue. Route related expenses increased $647, or 4%, to $17,555 for the three months ended September 30, 1999 from the three months ended September 30, 1998, and $8,263, or 19%, to $52,893 for the nine months ended September 30, 1999 from the nine months ended September 30, 1998. The increase in the three month period ended September 30, 1999 as compared to the same period in 1998, was primarily related to an increase in the Company's machine base which is a result of both internal growth and laundry routes acquired during the year. This increase is also related to an increase in commissions expense which is tied to the increase in route revenue. For the nine months ended September 30, 1999, the increase of route related expenses, as compared to the same period a year ago, is a result of both internal growth and acquisitions. The Company has expanded into territories where there has been no previously established operating infrastructure. As a result, operating costs relative to revenue in these new areas are higher than elsewhere. In the second and third quarters of 1999, the Company has changed its expansion strategy to focus more on its primary markets. As a result, the Company has acquired a laundry route business in the Chicago area, a primary market, and sold routes in parts of the country outside of its primary markets.

  Depreciation and Amortization. Depreciation and amortization increased by $778, or 22%, to $4,337 for the three months ended September 30, 1999 from the three months ended September 30, 1998, and $3,413, or 35%, to $13,134 for the nine months ended September 30, 1999 from the nine months ended

September 30, 1998. The increase for the three months ended September 30, 1999, as compared to the same period in 1998, was primarily attributed to internal growth in the number of machines placed in service. For the nine-month period the increase was primarily attributable to the acquisitions of businesses during the second quarter of 1998 which resulted in additional machines to depreciate, as well as an increase in intangible assets to amortize.

  Cost of Product Sales. Cost of product as a percent of sales revenue improved 2% to 65% for the three months ended September 30, 1999 from the three months ended September 30, 1998, and 2% to 66% for the nine months ended September 30, 1999 from the nine months ended September 30, 1998. The variance is primarily due to changes in the sales mix of MicroFridge(R) academic and hotel product lines.

  Selling, General and Administration. Selling, general and administration expenses increased by $1,198, or 28%, to $5,543 for the three months ended September 30, 1999 from the three months ended September 30, 1998, and $2,768, or 21%, to $16,014 for the nine months ended September 30, 1999 from the nine months ended September 30, 1998. The increase in the quarter ended September 30, 1999, as compared to the same quarter in 1998, was due primarily to non-recurring charges including those associated with a potential acquisition. For the nine-month period ended September 30, 1999, as compared to the same period a year ago, selling, general and administration expenses increased due to the non-recurring charges in the third quarter, an increase in sales commissions associated with additional machines placed in service and expenses relating to the development of new integrated marketing materials.

  Interest and Other Expense. Interest and other expense, net of interest and other income, decreased by $85, or 6%, to $1,349 for the three months ended September 30, 1999 from the three months ended September 30, 1998, and increased $1,686, or 62%, to $4,384 for the nine months ended September 30, 1999 from the nine months ended September 30, 1998. For the nine-month period ended September 30, 1999, as compared to the same period in 1998, this increase is primarily related to an increase in outstanding borrowings which are related to the significant acquisition activity in the second quarter of 1998. Interest expense is also impacted by borrowings used to repurchase shares of the Company's common stock during the fourth quarter of 1998 and the first two quarters of 1999.

  Provision for Income Taxes. The provision for income taxes decreased by $946, or 75%, to $313 for the three months ended September 30, 1999 from the three months ended September 30, 1998, and $1,252, or 40%, to $1,902 for the nine months ended September 30, 1999 from the nine months ended September 30, 1998. These decreases are due to corresponding decreases in taxable income in each of these periods.

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

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

  Mac-Gray's primary sources of cash since December 31, 1998 have been operating activities and bank borrowings. The Company's primary uses of cash have been capital expenses including the purchase of new laundry and reprographics machines, MicroFridge(R) equipment, and smart card based payment systems, the purchase of redeemable common stock, and other capital stock transactions. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on any outstanding indebtedness, as well as capital expenditures.

  Cash flows provided by operations were $11,020 and $13,044 for the nine months ended September 30, 1999 and 1998, respectively. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, offset by commissions, route expenditures, cost of product sales, cost of rental revenue and selling, general and administration expenses. The decrease in cash provided by operations for the nine-month period ended September 30, 1999 was due primarily to the increase in inventory purchases, and the decrease in net income for the first nine months of 1999, as compared to the same period of 1998.

  Cash used in investing activities was $19,442 and $63,618 for the nine months ended September 30, 1999 and 1998 respectively. Capital expenditures related to equipment purchases were $17,358 and $15,224 for the nine months ended September 30, 1999 and 1998, respectively. Cash flows related to business acquisitions were $3,050 and $50,106 for the nine months ended September 30, 1999 and 1998, respectively.

  Net cash flows from financing activities were $11,120 and $55,356 for the nine months ended September 30, 1999 and 1998, respectively. Financing activities for those periods consist primarily of proceeds from and repayments of bank borrowings, capital stock transactions, and payments. Capital stock transactions in 1999 include the use of $7,645 to purchase redeemable common stock and $1,269 used to repurchase shares of common stock.

  The 1998 Senior Secured Credit Facility provides for borrowings under a revolving line of credit of up to $90,000 and converts to a term loan in April 2001 for the balance outstanding at the date of convergence. The term loan has a weighted five year amortization schedule with a balloon payment due after the second year of the term loan. In July 1999, the Company obtained a temporary increase in this revolving line of credit to $99 million in anticipation of possible working capital and acquisition needs. This increase expires on November 24, 1999. Outstanding indebtedness under the 1998 Credit Facility and its amendment bear interest at the Company's option, (a) at a rate equal to the prime rate minus .5% or (b) LIBOR plus the applicable margin (either (i)1.5% for loans outstanding which aggregate less than $50,000, or (ii) 1.75% for loans outstanding which exceed $50,000), or the Cost of Funds rate plus the applicable margin. The interest rate in effect at September 30, 1999 was approximately 6.8%. The 1998 Credit Facility imposes certain financial and operational covenants on the Company, including restrictions on indebtedness, certain capital expenditures, investments and acquisitions and on the Company's ability to pay dividends, make distributions and maintain certain financial ratios. The 1998 Credit Facility, under certain limited circumstances, also restricts the payment of dividends and other distributions as well as certain acquisitions and investments. The 1998 Credit Facility is secured by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The Company was in compliance with the terms of the credit agreement as of September 30, 1999.

  The Company believes that the amount available under the Credit Facility and cash flow generated by operations will be sufficient to fund the Company's normal working capital needs and capital expenditures for the foreseeable future. In addition, to the extent that the Company were to borrow all amounts then available to it under the 1998 Credit Facility in connection with one or more acquisitions or in connection with significant capital expenditures, either in the short-term or in the long-term, management believes that cash generated from operating activities will be sufficient to fund the Company's operating expenses and debt service needs for the foreseeable future. Additional financing, under the 1998 Credit Facility or otherwise, may, however, be required in connection with an acquisition or acquisitions which the Company may consummate in the future. To the extent that any such additional financing is needed, and cannot be obtained on terms favorable to the Company, if at all, the Company's ongoing capital improvement efforts and acquisition activity will likely be reduced or delayed as cash generated from operating activities is used for operating expenses and debt service.

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

PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibits are being filed as part of this Form 10-Q:

         EXHIBIT NO.    DESCRIPTION
         -----------    -----------

         27.1  Financial Data Schedule for the nine months ended September 30,
               1999

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



                                       MAC-GRAY CORPORATION

November 15, 1999                      /s/  Michael J. Shea
                                       --------------------
                                       Michael J. Shea
                                       Executive Vice President, Chief
                                       Financial Officer and Treasurer
                                       (On behalf of registrant and as principal
                                        financial officer)