Form 10-K
period 1999-12-31
MAC-GRAY CORP
filed 2000-03-30
CIK 1038280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSIONS
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                       OR
|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of March 27, 2000 was $13,609,118 based on the last sales price of $3.25 Per share as of March 27, 2000 on the NYSE.

      As of March 30, 2000, 12,630,874 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrants' Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000 are incorporated by reference into Part III of this report.

                                     PART I

Item 1.   Business

      Mac-Gray was founded in 1927. Unless the context requires otherwise, all references in this Report to Mac-Gray or the Company shall mean Mac-Gray Corporation and its subsidiaries and predecessors, including (i) Mac-Gray Services, Inc., a Delaware corporation, that was formerly known as Mac-Gray Co., Inc. ("Mac-Gray Co."), and Mac-Gray, L.P., a Delaware limited partnership (the "Limited Partnership"), and (ii) businesses that Mac-Gray has acquired through December 31, 1999 from their respective dates of acquisition. Significant laundry route acquisitions have included Sun Services of America, Inc. ("SSA") and R. Bodden Coin-Op Laundry, Inc. ("RBCO" and, together with SSA, "Sun Services") acquired on April 17, 1997 and Amerivend Corporation and Amerivend Southeast Corporation (collectively "Amerivend") acquired on April 24, 1998. Other significant acquisitions have included Intirion Corporation ("Intirion"), which was acquired on March 12, 1998 and accounted for as a pooling of interests and Copico, Inc. ("Copico") which was purchased on April 23, 1998. On October 22, 1997, Mac-Gray completed its initial public offering of 4,600,000 shares of Mac-Gray Common Stock at an offering price of $11 per share (the "IPO"). Upon consummation of the IPO, Mac-Gray's status as a S corporation automatically terminated and Mac-Gray became subject to taxation as a C corporation for federal and state income tax purposes.

      The Company's revenues are derived from the operation of three business segments: Laundry services, MicroFridge(R) services and Reprographics services.

Laundry Services

      Mac-Gray believes that it is among North America's largest suppliers of card and coin-operated laundry services in multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes. Based upon Mac-Gray's ongoing survey of colleges and universities, the Company believes it is North America's largest supplier of such services to the college and university market. Mac-Gray owns and operates approximately 170,000 card and coin-operated washers and dryers in more than 30,000 multiple housing laundry rooms located in 32 states. In addition, Mac-Gray believes that it is the largest user and purchaser of commercial laundry products manufactured by The Maytag Corporation ("Maytag").

      On April 24, 1998, Mac-Gray acquired one hundred percent of the outstanding capital stock of Amerivend Corporation and the assets of Amerivend Southeast Corporation. Amerivend provided card and coin-operated laundry rooms in multiple housing facilities, primarily in the state of Florida.

      A substantial portion of Mac-Gray's revenue is derived from the operation of washers and dryers in laundry rooms under long-term leases with property owners. Under Mac-Gray's long-term leases the Company typically receives the exclusive right to operate laundry rooms within a multiple housing property in exchange for a percentage of the revenue collected. Mac-Gray has been able to retain in excess of 98% of its existing machine base, while also adding an average of 4.8% to its machine base through internally generated growth, during each of the past five years. Mac-Gray believes that its ability to retain its existing machine base in the past, while growing its machine base through internally generated installations, is indicative of its service of, and attention to, property owners and managers. The property owner or manager is usually responsible for maintaining and cleaning the premises and for payment of the utilities. Mac-Gray leases space within a property, in some instances improves the leased space with new flooring, ceilings and other improvements, and then installs and services the laundry equipment and collects the revenue. Mac-Gray sets and adjusts the pricing for its machines based upon local market conditions.

      Mac-Gray operates both smart card operated and magnetic stripe operated ("debit card") based payment systems. Since 1991 Mac-Gray has installed more than 13,500 debit card operated laundry machines in the college and university market. The installation of these debit card-based machines often provides Mac-Gray with access to colleges and universities that demand card-based payment systems as part of their procurement process.

      Additionally, since 1997 Mac-Gray has installed more than 25,000 smart card laundry machines. Smart cards are the same size as credit or debit cards and are capable of computational operations, as well as storing data and value for use in cashless transactions. The stored value feature of smart cards is used with Mac-Gray's laundry equipment to provide laundry users the convenience and security of cashless transactions. Mac-Gray, which has consistently experienced increased usage at existing facilities which have been equipped with smart card readers, believes that these smart card based payment technologies may also be used to increase revenue by facilitating modest price increases and the implementation of variable time pricing while also enhancing the ability to expand its existing services and product offerings. The additional benefits associated with smart card based transactions include reduced administrative burdens and expenditures, reduced vandalism, improved security and more efficient revenue collections. Mac-Gray believes that the availability of these technologies will also increase laundry room usage and decrease the property owner's risk of lost resident business to off-premises operators which, Mac-Gray believes, will further enhance the attractiveness of smart card based payment systems to property owners and managers.

      Mac-Gray is also a significant distributor for several major laundry equipment manufacturers, primarily Maytag. As an equipment distributor, Mac-Gray sells commercial laundry equipment to public laundromats, as well as to the multi-unit housing industry. Mac-Gray is also certified, by the manufacturers, to service the commercial laundry equipment that it sells. Mac-Gray also sells commercial laundry equipment directly to institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities. Mac-Gray manages its laundry route business and its distribution and servicing business from its corporate headquarters in Cambridge, Massachusetts, where it has centralized its administrative, billing, marketing, purchasing and refurbishing operations. Mac-Gray also operates sales and/or service centers in Connecticut, Florida (three locations), Georgia, Illinois, Maine, Missouri, New York (two locations), North Carolina, Pennsylvania and Texas.

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

            Diversified and stable customer base--Mac-Gray provides laundry services to more than 30,000 laundry rooms located in 32 states east of the Rocky Mountains. Currently, no lessor represents more than 1% of Mac-Gray's machine base. Mac-Gray serves customers in a number of markets including apartment buildings, colleges and universities, condominiums and public housing complexes.

            Competition--The card and coin-operated Laundry services industry is highly competitive, capital intensive and requires reliable and prompt service. Mac-Gray believes that customers consider different factors in selecting a laundry service provider including customer service, reputation, commission rates (including advance commissions) and range of products and services. Mac-Gray believes that different types of customers assign varied weight to each of these factors and that no one factor materially influences a customer's selection of a laundry service provider. Within any given geographic area, Mac-Gray may compete with local independent-operators, regional operators and multi-region operators. The industry is highly fragmented; consequently Mac-Gray and several other independent-operators have chosen to grow by making acquisitions, as well as through new machine placement. Mac-Gray believes that it is the third largest card and coin-operated laundry services provider in North America. Mac-Gray believes that only Coinmach Laundry Corporation ("Coinmach") and Web Service Company, Inc. ("Web") maintain larger laundry machine bases than Mac-Gray.

            Dependence on Suppliers--The Company currently purchases a large portion of the equipment that it utilizes in its Laundry business from Maytag. In addition, the Company derives a portion of its revenue, as well as certain competitive advantages, from its position as a distributor of Maytag commercial laundry products. Although the purchase and distribution agreements between the Company and Maytag are terminable by either party upon written notice, the Company has never had such an agreement terminated by Maytag. The Company also purchases smart card based equipment from Schlumberger, a manufacturer of card based electronic transaction systems. The Company may choose to rely substantially in the future on the Schlumberger technology and its relationship with Schlumberger in general. A termination of, or substantial revision of the terms of, the contractual arrangements or business relationships with Maytag or Schlumberger could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

MicroFridge(R) Services

      On March 12, 1998, Mac-Gray acquired Intirion Corporation ("Intirion"). Intirion is a supplier of combination refrigerator/freezer/microwave ovens sold under the brand name "MicroFridge", to multiple housing facilities such as colleges and universities, military bases, hotels, motels and assisted living facilities.

      Mac-Gray believes that the addition of these items to its product line enhances the Company's ability to provide multiple amenities to both its current customer base as well as future customers seeking one source to fill multiple needs. The Company currently owns approximately 46,000 MicroFridges in service throughout the country.

      The MicroFridge is a family of patented combination refrigerator/freezer/ microwave ovens. The product's patented circuitry has proven to be an important feature for those customers who have concerns about electrical capacity and seek a safer alternative to hot plates and other cooking or heating appliances. Historically, MicroFridge sales efforts have been focused on such "home-away-from-home" marketplaces as colleges and universities, military bases, hotels, motels and assisted living facilities.

      The MicroFridge division revenues are derived from the sale and rental of MicroFridge units. Rental units are leased to institutions or individuals at institutions on both long-term and annual bases. The Academic Living market is composed of more than 1,700 colleges and universities that have on-campus residence halls. MicroFridge units are sold and leased to colleges and universities across the continental United States. Mac-Gray believes that it is the largest refrigerator/microwave rental company serving the Academic Living market. The second largest market is the Government Living market, consisting principally of military bases. In this market, the MicroFridge product line is available through government contract with the General Services Administration and the U.S. Air Force. MicroFridge products have been installed at government facilities throughout the world. MicroFridge brand products are also sold to the hospitality and lodging industry throughout the continental United States through an independent dealer network.

      The MicroFridge division maintains OEM arrangements with two primary manufacturers, Sanyo E&E Corporation ("Sanyo") and Nisshin Industry Co. Ltd. Sanyo has been the Company's principal supplier since Intirion was founded. The principal patent underlying the MicroFridge product is held jointly by Intirion and Sanyo. In December 1997, Sanyo signed a non-competition agreement with Intirion whereby Sanyo is precluded from entering the MicroFridge market. This agreement remains in effect through the life of the patent provided that certain minimum annual quantities of products are purchased from Sanyo. The OEM agreement with Nisshin Industry Co. Ltd. is renewable year to year unless terminated with proper notice.

      The refrigerator/microwave industry is highly competitive. In addition to large direct sellers, the MicroFridge division also competes with the major retail stores and local and regional distributors who sell various brand name compact refrigerators and microwave ovens in the markets served by MicroFridge. Although MicroFridge holds a patent on combination units utilizing internal circuitry, there has been increased competition since 1995 from "similar look" products utilizing an external circuitry control mechanism. There also exist local and regional competition in MicroFridge'S rental business. The growth in the MicroFridge rental business has been derived from both internal sales efforts and acquisitions. Intirion believes that its expertise gained from being the first entrant in the market enables it to compete effectively against new entrants in the combination appliance business. MicroFridge principal competitors include General Electric, Avanti, Tatung, Welbilt, Walmart, Sears, Sanyo Fisher Sales and several companies focused on the college rental marketplace.

Reprographics Services

      On April 23, 1998, Mac-Gray acquired one hundred percent of the outstanding capital stock of Copico, Inc. ( "Copico ").

      Founded in 1978, Copico is a major provider of card and coin-operated reprographics equipment and services to the academic and public library markets primarily in New England, New York and Florida. Copico provides and services copiers, laser printers and microform reader-printers for the libraries of colleges, universities, graduate schools and public libraries. The Reprographics services business represents less than 5% of the Company's total revenue.

      In December 1999 the Company recorded an impairment charge of $8,474 related to the long lived assets, primarily goodwill, of the Copico division.

Employee Base

      The Company employs approximately 525 full-time people. No employee is covered by a collective bargaining agreement and the Company believes that its relationship with its employees is good. In addition, the MicroFridge division employs part-time employees from time to time based on the seasonality of MicroFridge sales and rental operations in the college and university marketplace.

Segment Information

      The Company operates three business units, which are based on the Company's different product and service categories: Laundry, MicroFridge and Reprographics. The Laundry and Reprographics business units have been aggregated into one reportable segment (Laundry and Reprographics) since the Laundry and Reprographics units are affected by similar operational and economic factors. Information with regard to reportable business segments is reported under Note 16 in the financial statements attached hereto.

Item 2.   Properties

      Mac-Gray owns its 40,000 square foot corporate headquarters in Cambridge, Massachusetts which houses Mac-Gray's administrative and central services, including a 20,000 square foot warehouse for equipment, parts, and machine refurbishment. Mac-Gray also owns sales and service facilities in Miami and Tampa, Florida and Austell, Georgia consisting of 25,000, 12,000 and 12,000 square feet each, respectively. Mac-Gray also leases the following regional facilities, which are largely operated as sales and service facilities, though limited administrative functions are also performed at many of them:

                                                                   Approximate
                                                                   -----------
      Location                                                    Square Footage
      --------                                                    --------------
      Buffalo, New York..........................................          9,500
      Charlotte, North Carolina..................................          9,900
      Chula Vista, California....................................         25,000
      Gainesville, Florida.......................................            750
      Gurnee, Illinois...........................................         12,000
      Houston, Texas.............................................          2,115
      East Hartford, Connecticut.................................         14,900
      Orlando, Florida...........................................          3,778
      St. Louis, Missouri........................................          2,400
      Standish, Maine............................................          7,500
      Syracuse, New York.........................................          7,800
      Walpole, Massachusetts.....................................         19,000

All properties are primarily utilized for the Laundry and Reprographics divisions except for the Chula Vista, California, which is a MicroFridge Division facility, and the Walpole, Massachusetts, facility, which is utilized by the MicroFridge and Copico divisions.

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

Item 4.   Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

      The Mac-Gray Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "TUC." The following table sets forth the high and low sales prices for Mac-Gray Common Stock on the NYSE.

                                           Year ended           Year ended
                                           ----------           ----------
                                        December 31, 1998    December 31, 1999
                                        -----------------    -----------------
                                          Sales Prices         Sales Prices
                                          ------------         ------------
                                        High       Low       High        Low
                                        ----       ---       ----        ---
First Quarter........................$ 20 1/2  $  15 3/8  $ 11 1/2     $ 8
Second Quarter.......................  17 3/4     12 3/8     9 1/4       7 1/4
Third Quarter........................  14 15/16   9         10           6 1/2
Fourth Quarter.......................  12 1/2     7 3/4      6 1/2       3 1/4

----------
      As of March 27, 2000 there were 190 holders of record for Mac-Gray Common Stock.

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

Item 6.   Selected Financial Data

    Set forth below are selected historical financial data of Mac-Gray as of the dates and for the periods indicated. The selected historical financial data of Mac-Gray for the five years in the period ended December 31, 1999 were derived from the historical consolidated financial statements of Mac-Gray that were audited by PricewaterhouseCoopers LLP, whose report appears elsewhere in this Report. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements of Mac-Gray and the notes thereto included elsewhere in this Report. On March 12, 1998, Mac-Gray acquired Intirion in a transaction accounted for as a pooling of interests. The selected financial data have been prepared to give retroactive effect to the pooling transaction and include the accounts of Mac-Gray, Intirion and their respective wholly owned subsidiaries.

                                                                             Year ended December 31,
                                                          -------------------------------------------------------------
                                                             1995        1996        1997(1)      1998(2)       1999
                                                          ---------    ---------    ---------    ---------    ---------
Statement of Income Data:
Revenue ...............................................   $  66,352    $  82,260    $ 104,847    $ 137,177    $ 148,563
Cost of revenue
  Commissions .........................................      20,471       25,760       31,717       41,699       47,293
  Route expenditures ..................................       8,251       10,971       12,449       21,561       24,866
  Depreciation and amortization .......................       5,455        7,060        9,725       13,349       18,202
  Cost of equipment sales .............................      12,234       15,408       22,021       24,828       24,686
                                                          ---------    ---------    ---------    ---------    ---------
    Total cost of revenue .............................      46,411       59,199       75,912      101,437      115,047
                                                          ---------    ---------    ---------    ---------    ---------
Operating Expenses:
  General and administration ..........................       5,804        5,939        6,923        7,003        9,148
  Sales and marketing .................................       6,455        7,718       10,181       10,333       11,848
  Depreciation ........................................         639          783          753          909          905
  Impairment of Goodwill ..............................          --           --           --           --        8,474
  Merger-related Costs ................................          --           --           --        1,144           --
                                                          ---------    ---------    ---------    ---------    ---------
    Total operating expenses ..........................      12,898       14,440       17,857       19,389       30,375
                                                          ---------    ---------    ---------    ---------    ---------
Income from Operations ................................       7,043        8,621       11,078       16,351        3,141
  Interest expense, net ...............................      (1,328)      (2,354)      (2,975)      (3,920)      (6,085)
  Other income (expense), net .........................          55          (87)         181         (122)         120
                                                          ---------    ---------    ---------    ---------    ---------
Income (loss) before provision for income taxes .......       5,770        6,180        8,284       12,309       (2,824)
Provision for income taxes(3) .........................        (400)        (514)      (5,228)      (5,222)      (2,727)
                                                          ---------    ---------    ---------    ---------    ---------
Net income (loss) .....................................   $   5,370    $   5,666    $   3,056    $   7,087    $  (5,551)
Accretion and dividends on redeemable preferred stock .         240          240          320           62           --
                                                          ---------    ---------    ---------    ---------    ---------
Net income (loss) available to common stockholders ....   $   5,130    $   5,426    $   2,736    $   7,025    $  (5,551)
                                                          =========    =========    =========    =========    =========
Net income (loss) per common share--basic .............   $    0.68    $    0.72    $    0.32    $    0.56    $   (0.44)
                                                          =========    =========    =========    =========    =========
Weighted average common shares outstanding ............       7,554        7,554        8,449       12,524       12,661
                                                          =========    =========    =========    =========    =========
Net income (loss) per common share--diluted ...........   $    0.67    $    0.71    $    0.31    $    0.54    $   (0.44)
                                                          =========    =========    =========    =========    =========
Weighted average common shares
outstanding--diluted ..................................       7,686        7,686        8,709       12,926       12,668
                                                          =========    =========    =========    =========    =========
Other Financial Data:
  EBITDA(4) ...........................................   $  13,192    $  16,377    $  21,737    $  30,487    $  30,842
  Depreciation and amortization .......................       6,094        7,812       10,481       14,258       19,107
  Capital expenditures ................................       8,121       10,010       11,584       20,729       21,819
  Cash flows provided by operating activities .........      10,364       15,768       10,473       16,890       21,004
  Cash flows used in investing activities .............      (8,952)     (24,338)     (22,791)     (70,270)     (24,318)
  Cash flows provided by (used in) financing activities        (589)       7,516       13,248       55,787        3,699
Balance Sheet Data (at end of period):
  Working capital .....................................   $  (3,311)   $  (8,489)   $  (4,041)   $  (2,840)       2,113
  Total assets ........................................      46,785       66,217       97,843      171,520      180,965
  Long-term debt, net of current portion ..............      12,125       23,473        5,395       69,664       83,728
  Redeemable common and preferred stock ...............       3,947        4,187       12,304           --           --
  Stockholders' equity ................................      12,165       13,774       48,302       62,941       56,139

----------
(1) The financial data for the year ended December 31, 1997 includes the results of Sun Services subsequent to the acquisition date of April 17, 1997.
(2) The financial data for the year ended December 31, 1998 includes the results of Copico and Amerivend subsequent to the acquisition dates of April 23, 1998 and April 24, 1998, respectively.
(3) See notes to consolidated financial statements for information concerning the Company's income tax obligations.

(4) "EBITDA" is defined herein as income before provision for income taxes, depreciation and amortization expense, impairment of goodwill and interest expense. EBITDA should not be considered as an alternative to net income as a measure of operating results or as an alternative to cash flows as a measure of liquidity and it is not a measure of performance or financial condition under generally accepted accounting principles. EBITDA is presented because Mac-Gray's management believes that certain investors may find it to be a useful tool for measuring Mac-Gray's ability to meet its future debt service obligations, make capital expenditures and satisfy working capital requirements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto presented elsewhere in this Report.

Overview

      Mac-Gray derives its revenue principally through the operation and maintenance of amenities in multiple housing units, including laundry and MicroFridge products. Mac-Gray also operates card and coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge equipment under long-term leases with property owners, colleges and universities and governmental agencies. Mac-Gray's Laundry services business consists of approximately 170,000 laundry machines, operated in over 30,000 multiple housing laundry rooms located in 32 states. Mac-Gray's reprographics business is concentrated in the northeast, Florida and Texas. Mac-Gray's MicroFridge business consists of leased units located throughout the United States as well as sales of its MicroFridge product line.

      Mac-Gray also derives revenue as a distributor and servicer of commercial laundry equipment manufactured by Maytag Corporation, and sells laundry equipment manufactured by American Dryer Corp., The Dexter Company, and Whirlpool Corporation. Additionally, the Company sells or rents laundry equipment to restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities.

      The MicroFridge services division derives revenue through the sale and rental of its MicroFridge products to colleges and universities, military bases, assisted living facilities and the hotel and motel market.

Impairment of Goodwill

      In December 1999 the Company recorded an impairment charge of $8,474 related to the long lived assets, primarily goodwill, of the Copico division.

Acquisitions

      On March 12, 1998, Mac-Gray completed its acquisition of Intirion, which has been accounted for as a pooling of interests. Mac-Gray issued approximately 1,593,000 shares of common stock and paid $1,000 in cash in exchange for all of the outstanding equity securities of Intirion. Through Intirion, the Company sells its proprietary MicroFridge product, which is a combination refrigerator/freezer/microwave oven utilizing patented circuitry. The product is marketed throughout the United States to colleges and universities, the federal government, economy hotels and motels and to builders of assisted living facilities. All of Intirion's products are manufactured by outside suppliers. In addition, Intirion also rents its products on a year to year basis to students living in college and university residence halls or through long term leases directly with the universities.

      On April 23, 1998, Mac-Gray acquired one hundred percent of the capital stock of Copico for 250,000 shares of Mac-Gray common stock and $10,950 in cash, less the assumption of certain liability. Founded in 1978, Copico is a major provider of card and coin-operated reprographics equipment and services to the academic and public library markets in New England, New York, Florida and Texas. Copico provides and services copiers, laser printers and microform reader-printers for the libraries of colleges, universities and graduate schools. Copico also is the sole provider of reprographics services to the New York public library system, as well as other public libraries. Copico shares a facility with the MicroFridge Division of Mac-Gray in Walpole, Massachusetts, and a facility in Miami, Florida with the Laundry Division. Copico also has an operations facility in New York, New York.

      On April 24, 1998, Mac-Gray acquired one hundred percent of the outstanding capital stock of Amerivend Corporation and the assets of Amerivend Southeast Corporation for approximately $33,500 in cash, including the payment of certain debt. Amerivend was a provider of card and coin-operated laundry equipment in Florida and Georgia. Amerivend was also the principal distributor of Maytag commercial laundry products in Alabama, Georgia and Florida. Founded in 1959, Amerivend had 1997 revenues of $17,600.

      Mac-Gray funded the cash portion of the purchase price of these acquisitions by drawing on the 1998 Senior Secured Credit Facility. See "Liquidity and Capital Resources".

Year 2000

      The Year 2000 or "Y2K" problem stems from the fact that many computer systems use only two digits when they refer to a year. It was widely believed that when the calendar rolled to 2000 at the end of 1999 those computers and systems that were not updated to handle a four digit year would begin to perform calculations where the "00" in 2000 would be interpreted as 1900. During 1998 and 1999 the Company aggressively researched and tested potential Y2K problems within its software and systems.

As a result of this research and testing and the Company's desire to improve its overall information technology, the Company purchased several computer systems and upgraded several other systems. The majority of this work was performed by outside consultants and therefore represented capital expenditures.

The Company is not aware of any computer system on which it relies that was impacted by the Y2K problem subsequent to year end. Additionally the Company has not been impacted by any Y2K related problems experienced by any of the Company's suppliers or vendors. The Company will continue to monitor its computer systems, and those of suppliers and vendors providing services to the Company throughout 2000 for any Y2K related problems.

Through the year ended December 31, 1999 the Company has not incurred significant costs directly associated with Y2K evaluations and corrections. The Company does not expect to incur significant costs moving forward to rectify any Y2K issues.

Results of Operations (Dollars in thousands)

Fiscal year ended December 31, 1999 compared to fiscal year ended December 31, 1998

      Revenue. Revenue increased by $11,386, or 8%, to $148,563 for the year ended December 31, 1999 from the year ended December 31, 1998. This increase is primarily related to an increase in route revenue, which is attributable to an increase in card and coin-operated equipment, of $9,157, or 10%, due to the expansion of existing operations and the additional revenues from route businesses acquired during 1999. Sales revenue increased $1,498, or 4%, from the year ended December 31, 1998. This increase is primarily a result of entering into new long-term lease contracts to provide MicroFridge products which have been recorded as sales type leases during 1999.

      Commissions. Commissions increased by $5,594 or 13%, to $47,293 for the year ended December 31, 1999 from the year ended December 31, 1998. This overall increase was primarily attributable to an increase in route revenue, since commissions are generally paid based upon a percentage of revenue earned in the Company's route locations. As a percentage of route revenue, commissions increased from 45% for the year ended December 31, 1998 to 46% for the year ended December 31, 1999. These fluctuations are caused by different commission rates on new contracts, accounts acquired and also in part on the impact of the reprographics division's commission rate structure.

      Route Expenditures. Route expenditures include costs associated with installing and servicing machines, as well as the costs of collecting, counting and depositing the revenue. Route expenditures increased by $3,305, or 15%, to $24,866 for the year ended December 31, 1999 from the year ended December 31, 1998. The increase was due primarily to the general increase in revenue, which resulted in increased servicing, collecting, counting and depositing activity. Route expenditures increased from 16% of revenues for the year ended December 31, 1998 to 17% for the year ended December 31, 1999. This increase is attributable in part to the addition of accounts outside of the Company's core service markets, and the impact of higher operating costs associated with a significant 1998 Laundry route acquisition.

      Depreciation and Amortization. Depreciation and amortization include amounts included as a component of cost of revenue, and amounts included as an operating expense. Aggregate depreciation and amortization increased by $4,849, or 34%, to $19,107 for the year ended December 31, 1999 from the year ended December 31, 1998. The increase was primarily attributable to a full year of depreciation and amortization in the year ended December 31, 1999 for businesses acquired during 1998. Depreciation also increased as a result of the increase in the Company's machine base due to internal growth.

      Cost of Product Sales. Cost of product sales decreased $142, or 1%, to $24,686 for the year ended December 31, 1999 from the year ended December 31, 1998. This decrease represented an improvement in gross margin for the Laundry and MicroFridge sales divisions. Cost of product sales was 63% of sales revenue for the year ended December 31, 1999 as compared to 66% of the year ended December 31, 1998. This improvement in margin is attributable in part to the increase in sales of product in the higher-margin MicroFridge division.

      General, Administration, Sales and Marketing Expenses. General, Administration, Sales and Marketing expenses increased by $3,660 or 21% to $20,996 for the year ended December 31, 1999 from the year ended December 31, 1998. General, Administration, Sales and Marketing expenses were 14% of revenue for the year ended December 31, 1999 as compared to 13% for the year ended December 31, 1998. This overall increase was primarily attributable to changes associated with the combining of the sales and marketing efforts of the two 1998 non-Laundry acquisitions with the Laundry division, as well as consulting and legal expenses related to business expansion opportunities.

      Impairment of Goodwill. Since the acquisition of Copico, Inc., the reprographics division has not met expectations with respect to its profitability and has produced operating losses. The Company acquired
Copico, Inc. in April 1998 for approximately $10,950 in cash and 250,000 shares of Mac-Gray common stock, less the assumption of certain liabilities. In accordance with the purchase method of accounting the purchase price was assigned to the assets acquired and liabilities assumed, with any excess purchase price being allocated to goodwill and intangibles. The goodwill and intangibles recorded in connection with the transaction were approximately $11,200.

The most significant reason for the poor performance of the division has been the impact of technological advances in the past year which have affected the entire reprographics industry. Specifically, the introduction of the internet in college and public libraries, and access to free laser printers have led to fewer vended copies being made than in prior years. In April 1999, the Company began to take corrective action to address certain operational difficulties the division was encountering and to evaluate the entire impact the availability of the internet in college and public libraries was having on the division.

The Company replaced the senior management of this division and corrected other organizational and operational inefficiencies which had been negatively impacting the performance of this division.

The Company continued to monitor the performance of the division for the remainder of 1999, and due to the lack of satisfactory improvement and the continued insurgence of the internet into its customer base the Company performed a full-scale reevaluation of the division and its long-term prospects in the fourth quarter of 1999.

The result of this evaluation was the confirmation of longer term expectations of lower operating results. Accordingly, management recognized a non-cash, non-recurring impairment charge of $8,474, or $.67 per share, in the fourth quarter of 1999. This charge was calculated in accordance with the provisions of SFAS No. 121 "Accounting for the Impairment of Long Lived Assets and Assets to be Disposed of."

      Interest Expense. Interest expense, net of interest income, increased by $2,165, or 55%, to $6,085 for the year ended December 31, 1999 from year ended December 31, 1998. This increase is primarily related to a full year of the outstanding borrowings related to the significant acquisition activity during 1998, capital expenditures associated with internal growth, acquisition of capital stock and higher interest rates associated with the Company's outstanding loan balances.

      Provision for Income Tax. The effective tax rate increased from 42% to 97% from the year ended December 31, 1998 to the year ended December 31, 1999. The provision for income tax is higher than the Company's statutory tax rate due to non-deductible expenditures made in 1998 as a result of certain of the Company's acquisitions. Additionally, goodwill recorded in connection with certain 1998 business acquisitions is not deductible for tax purposes. The increase in the effective tax rate in 1999 results from the impairment of goodwill and other intangible assets which are permanently non-deductible items. The results of operations for the year ended December 31, 1998 include a tax benefit of $370 due to the release of a valuation allowance on certain tax assets available for use by Intirion.

Fiscal year ended December 31, 1998 compared to fiscal year ended December 31, 1997

      Due to the differing year ends of Mac-Gray and Intirion prior to the combination, the year ended December 31, 1997 represents consolidated results for the period from January 1997 through December 1997 for Mac-Gray consolidated with the results for the period from July 1996 through June 1997 for Intirion.

      Revenue. Revenue increased by $32,330, or 31%, to $137,177 for the year ended December 31, 1998 from the year ended December 31, 1997. This increase is related to an increase in route revenue, which is made up of money collected through card and coin-operated equipment, of $26,149, or 39%, due to the expansion of existing operations and the additional revenues from route businesses acquired during 1998. Sales revenue increased $4,865, or 15%, from the year ended December 31, 1997. This increase is primarily a result of entering into new long-term lease contracts to provide MicroFridge and Laundry products which have been recorded as sales type leases during 1998.

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

      Provision for Income Tax. The effective tax rate decreased from 63% to 42% from the year ended December 31, 1997 to the year ended December 31, 1998. This decrease is primarily related to significant deferred tax expenses recognized during the fourth quarter of 1997 resulting from the Company's change from an S corporation to a C corporation for income tax purposes. The provision for income tax in 1998 is higher than the Company's statutory tax rate due to non-deductible expenditures made in 1998 as a result of certain of the Company's acquisitions. These expenditures include merger related costs and goodwill expensed in 1998 that is not deductible for tax purposes. The results of operations for the year ended December 31, 1998 include a tax benefit of $370 due to the release of a valuation allowance on certain tax assets available for use by Intirion.

Seasonality

      The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market represent approximately twenty-five percent (25%) of the Company's total revenue. Route and rental revenues are derived substantially during the school year that includes the first, second and fourth calendar quarters. Conversely, the Company increases its operating expenditures during the third calendar quarter, when colleges and universities are not in session, as a result of Mac-Gray's increased product installation activities. Product sales, principally MicroFridge, to this market are also high during the third calendar quarter.

Liquidity and Capital Resources (In thousands)

      Mac-Gray's primary sources of cash since December 31, 1998 have been operating activities and bank borrowings. The Company's primary uses of cash have been the purchase of new laundry machines, MicroFridge equipment, reprographics equipment and smart card based payment systems. The Company also used funds available to repurchase shares of common stock, and for laundry business acquisitions. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on any outstanding indebtedness, as well as capital expenditures. To help mitigate the effect of possible higher interest rates in the future, on February 18, 2000, the Company negotiated interest rate swaps which fixed $20,000 of loan interest rate for 3 years and $20,000 of loan interest rate for 5 years.

      Cash flows provided by operations were $10,473, $16,890 and $21,004 for years ended December 31, 1997, 1998 and 1999, respectively. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, offset by commissions, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The increase from 1998 to 1999 is primarily attributable to an increase in depreciation and amortization which is a non-cash expense.

      Cash used in investing activities was $22,791, $70,270 and $24,318 for the years ended December 31, 1997, 1998 and 1999, respectively. Mac-Gray invested approximately $3,762 in connection with 1999 acquisitions, compared to $51,286 and $12,196 for acquisitions in 1998 and 1997, respectively. Capital expenditures were $11,584, $20,729 and $21,819 for the years ended December 31, 1997, 1998 and 1999, respectively.

    Cash flows from financing activities were $13,248, $55,787 and $3,699 for the years ended December 31, 1997, 1998 and 1999, respectively. Financing activities for those periods consist primarily of proceeds from and repayments of bank borrowings, and capital stock transactions. The decrease in 1999 is principally a result of fewer business acquisitions than in 1998 as well as borrowing used to fund the repurchase of common stock and capital expenditures.

      The Company's current loan agreement provides for maximum borrowing of $90,000. As of December 31, 1999 the available balance was $7,811. Although the Company expects to fund its operations, debt service obligations, internal growth, and acquisitions through cash generated from operations and the available loan balance, it may be necessary to postpone some capital spending or acquisitions until adequate cash is generated from operations or a new credit facility is obtained. In April 2001, the Company's current loan agreement converts to a term loan, payable over two years. The Company was in compliance with, or had received waivers for non-compliance with, the terms of the credit agreement as of December 31, 1999.

Inflation

      The Company does not believe that its financial performance has been materially affected by inflation.

Forward-Looking Statements

      Some of the statements incorporated by reference or made in this report under the captions "Risk Factors," "Business," and "Management Discussion and Analysis" and elsewhere in this report or in documents incorporated by reference are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When the Company uses the words "anticipate," "assume," "believe," "estimate," "expect," "intend," and other similar expressions in this report, it is generally intended to identify forward-looking statements. Investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performance or achievements. Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the factors described under "Risk Factors" in this report. Investors should carefully review all of the factors described below, which may not be an exhaustive list of these factors.

Risk Factors

A purchase of Mac-Gray common stock involves various risks. Investors should consider the following risk factors:

The Company's cash flows may not be sufficient to finance the significant capital expenditures required to replace equipment and implement new technology.

      The Company must continue to make capital expenditures in order to replace existing equipment, which requires significant financing. In addition, the Company's plan to use smart card based technologies will also require significant capital expenditures. While it is anticipated that existing capital resources, as well as cash from operations, will be adequate to finance anticipated capital expenditures, the Company cannot assure the Investor that the Company's resources or cash flows will be sufficient. To the extent that available resources are insufficient to fund capital requirements, the Company may need to raise additional funds through public or private financings or curtail certain capital expenditures. Such financings may not be available or available only on less favorable terms and, in the case of equity financings, could result in dilution to stockholders.

Indebtedness may limit the Company's use of cash flow and restrict its flexibility.

In the event the Company is unable to decrease the outstanding indebtedness under its credit facility, the indebtedness could:

   . require use of a substantial portion of cash flow from operations to make payments on indebtedness, leaving less cash flow available for other purposes;

   . materially limit or impair the Company's ability to obtain financing in the future for working capital needs, capital expenditures, acquisitions, investments, general corporate or other purposes; and

   . reduce flexibility to respond to changing business and economic conditions.

      The credit facility requires the Company to comply with various financial and other operating covenants. Failure to comply with any of these covenants, which the lender does not waive, would permit the lender to accelerate the loan. An acceleration of the loan could have a material adverse effect on business.

Operations could be disrupted if the Company were unable to renew its laundry leases.

      The business is highly dependent upon the renewal of leases with property owners, colleges and universities and public housing authorities. These leases have an average length of seven to ten years with approximately 10% to 15% renewable each year. Mac-Gray has traditionally relied upon exclusive, long-term leases with its customers, as well as frequent customer interaction and a historical emphasis on customer service, to assure continuity of financial and operating results. The Company cannot assure investors that:

   . it will be able to continue to secure long-term exclusive leases with customers on favorable terms;

   . it will be able to successfully renew existing leases as they expire;or

   . it will not experience a loss of business if property owners or management companies choose to vacate properties as a result of economic downturns that impact occupancy levels.

      Failure by the Company to continue to obtain long-term exclusive leases with a substantial number of its customers, or to successfully renew existing leases as they expire, could have a material adverse effect on business.

Competition on local and national levels may hinder the Company's ability to expand.

The card and coin-operated laundry services industry is highly competitive, both locally and nationally. On the local level, private businesses tend to have long-standing relationships with property owners and managers in their specific geographic market. On the national level, there are two competitors which have significantly larger installed machine bases than Mac-Gray. These larger companies tend to have significant operational and managerial resources to devote to expansion and to capture additional market share. These competitive forces may increase purchase prices for future acquisitions to levels that make the acquisitions less attractive or uneconomical. Accordingly, the Company cannot assure that it will be able to compete effectively in any specific geographic location in the business of supplying laundry equipment services to property owners and managers or in the acquisition of other businesses.

The Company's ability to make acquisitions depends upon its ability to access capital on acceptable terms.

      Partial success of the Company's growth strategy is dependent upon its ability to identify, finance and consummate acquisitions on acceptable financial terms. The access to capital is subject to the following risks:

   . use of common stock as acquisition consideration may result in dilution to stockholders;

   . if the common stock does not maintain a sufficient valuation or if potential acquisition candidates are unwilling to accept shares of the Company's common stock, then the Company will be required to use more cash resources or other consideration to make acquisitions;

   . if the Company is unable to generate sufficient cash for acquisitions from existing operations, its ability to make acquisitions could be adversely affected unless it is able to obtain additional capital through external financings or to borrow sufficient amounts; and

   . funding the acquisition program through debt financing will result in additional leverage.

Growth strategy may not be successful if the Company is unable to acquire and integrate new businesses.

The Company's growth strategy depends, in part, on its ability to acquire and successfully integrate and operate additional businesses. While the Company generally believes that the management team and business structure currently in place enables it to operate a significantly larger and more diverse operation, it may be exposed to the following risks in connection with finding, completing, and successfully integrating acquisitions:

   . the inability to effectively and efficiently integrate the assets of the acquired businesses;

   . the inability to increase the revenue and profit of the acquired business;

   . the expenditure of a disproportionate amount of money and time integrating acquired businesses, particularly operations located in new regions and operations involving new lines of business; and

   . future acquisitions accounted for under the purchase method of accounting may result in the recording of goodwill and intangibles, the amortization of which may reduce net income.

Operations could be disrupted if the Company is unable to continue its relationships with Maytag and other suppliers.

Currently the Company purchases a majority of the equipment that is used in the laundry route business from Maytag Corporation. In addition, the Company derives a significant amount of non-laundry route revenue, as well as competitive advantages, from its position as a distributor of Maytag commercial laundry products. Although the agreements between the Company and Maytag Corporation may be terminated by either party upon written notice, Maytag Corporation has never terminated any of the agreements. The Company also currently purchases substantially all of its smart card based equipment from Schlumberger Technologies, Inc., a manufacturer of card-based electronic transaction systems. In addition, the Company currently procures a substantial amount of the products used by the MicroFridge division from a limited number of suppliers, including Sanyo E&E Corporation. If any of these suppliers terminated or demanded a substantial revision of the contracts or business relationships currently in place, there may be a delay in finding a replacement, and an inability to find terms as favorable as the current terms.

The MicroFridge products may be susceptible to product liability claims for which insurance may not be adequate.

Through Intirion, the Company markets and distributes MicroFridge, a combination microwave and refrigerator. The sale and distribution of MicroFridge, as well as other products, entails a risk of product liability claims. Further, although MicroFridge is manufactured by third parties under contract with Intirion, Intirion may be subject to risks of product liability claims related to this manufacture. Potential product liability claims may exceed the amount of insurance coverage or may be excluded from coverage. The Company cannot assure investors that it will be able to renew its existing insurance at a cost and level of coverage comparable to that presently in effect, if at all. In the event that Intirion is held liable for a claim against which it is not indemnified or for damages exceeding the limits of insurance coverage, the claim could have a material adverse effect on business.

Reliance upon common law and contractual intellectual property rights may be insufficient to protect the Company from adverse claims.

The Company relies upon certain trademark, service mark, copyright, patent and trade secret laws, employee and third-party non-disclosure and non-solicitation agreements and other methods to protect proprietary rights. Periodically the Company makes filings with the Patent and Trademark Office to protect some of the proprietary rights, although the Company has traditionally relied upon the protections afforded by contract rights and through common law ownership rights. The Company cannot assure investors that these contract rights and legal claims to ownership will adequately protect the operations from adverse claims. In addition, any adverse claims or litigation, with or without merit, could be costly and could divert management's attention from the operation of the business.

Principal stockholders, directors and executive officers could exercise control and prevent a sale or merger.

As of March 24, 2000, Mac-Gray's principal stockholders, directors and executive officers and their affiliates beneficially owned in the aggregate approximately 67% of the outstanding shares of the Company's common stock. This percentage ownership does not include options to purchase 418,530 shares of common stock held by some of these persons, 236,017 of which are currently exercisable. If these affiliates exercised any of their options, then the ownership of common stock would be further concentrated. As a result of this concentration in ownership, these stockholders, if they were to act together, could have the ability, as a practical matter, to significantly influence the outcome of the election of directors and all other matters requiring approval by a majority of stockholders. Matters requiring stockholder approval include significant corporate transactions, such as mergers and sales of all or substantially all of the Company's assets. The concentration of ownership in affiliates, together, in some cases, with specific provisions of charter and bylaws, as described below, and applicable sections of the corporate law of Delaware, may have the effect of delaying or preventing a change in control of Mac-Gray. A discussion of this anti-takeover effect appears below.

Provisions of the Company's charter, bylaws, Delaware law, and the shareholders rights agreement could have the effect of discouraging takeovers.

Specific provisions of the Company's charter and bylaws, as described below, sections of the corporate law of Delaware and powers of the board of directors may discourage takeover attempts not first approved by the board of directors, including takeovers which some stockholders may deem to be in their best interests. These provisions and powers of the board of directors could delay or prevent the removal of incumbent directors or the assumption of control by stockholders, even if the particular removal or assumption of control would be beneficial to stockholders. These provisions and powers of the board of directors also could discourage or make more difficult a merger, tender offer or proxy contest, even if these events would be beneficial, in the short term, to the interests of stockholders. The anti-takeover provisions and powers of the board of directors include, among other things:

   . ability of the board of directors to issue shares of preferred stock and to establish the voting rights, preferences and other terms of such preferred stock,

   . a classified board of directors serving staggered three-year terms;

   . the elimination of stockholder voting by written consent;

   . the absence of cumulative voting for directors;

   . the removal of directors only for cause;

   . the vesting of exclusive authority in the board of directors to determine the size of the board of directors and, subject to the rights of holders of any series of preferred stock, if issued, to fill vacancies thereon;

   . the vesting of exclusive authority in the board of directors, except as otherwise required by law, to call special meetings of stockholders;

   . advance notice requirements for stockholder proposals and nominations for election to the board of directors; and

   . ownership restrictions, under the corporate law of Delaware, with limited exceptions, upon acquirors including their affiliates and associates of 15% or more of our common stock.

   . the Company's entry into a shareholder rights agreement providing for the issuance of rights that will cause substantial dilution to a person or group of persons that acquires 15% or more of the common shares unless the rights are redeemed.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. In the normal course of its business, the Company manages its exposure to these risks as described below. The Company does not engage in trading market risk sensitive instruments for speculative purposes.

      Interest Rates--

      The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates the book value at December 31, 1999.

                                                  December 31, 1999
                                                  -----------------
                                        Expected maturity date (In thousands)
                                        -------------------------------------
                                                                          There-
                          2000      2001      2002      2003      2004    after       Total
                          ----      ----      ----      ----      ----    -----       -----
Long-term Debt:
Fixed Rate............      $1,319     $822      $548      $951      $129      $173    $3,942
Average interest rate.        8.5%     8.4%      8.3%      8.0%      7.8%      7.8%    -
Variable Rate.........          $0   $6,083   $11,152   $63,870        $0        $0   $81,105
Average interest rate.        8.2%     8.2%      8.2%      8.2%    -         -         -

On February 18, 2000, the Company took steps to mitigate interest rate risks associated with variable interest rates by securing three and five year fixed interest rate swaps for $20,000 each.

Item 8.   Financial Statements and Supplementary Data

      Financial statements and supplementary data are contained in pages F-1 through F-23 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

Item 11.   Executive Compensation

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Item 13.   Certain Relationships and Related Transactions

      The information required by Items 10, 11, 12 and 13 is included in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission by April 29, 2000 and which is incorporated herein by reference.

                                     PART IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)(1)(2) An Index of Financial Statements and Schedules is on page F-1 of this Report.

      (a)(3) Exhibits

      See attached exhibit listing on pages 18 and 19.

      (b) Reports on Form 8-K

      On June 18, 1999, the Company filed a Form 8-K announcing the adoption of a Shareholder Rights Agreement.

      (a)(3) Exhibits:

      Certain exhibits indicated below are incorporated by reference to documents of Mac-Gray on file with the Commission. Each exhibit marked by a cross (+) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-1 (No. 333-33669) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1. Each exhibit marked by an asterisk (*) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-4 (No. 333-45899) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-4. Each exhibit marked by a (z) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-3, as amended (No. 333-49795) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-3. Each exhibit marked by a (y) was previously filed as an exhibit to Mac-Gray's Form 8-K (No. 001-13495) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

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

      3.2   By-laws (3.2).+

      4.1 Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1).+

      4.2 Shareholders Rights Agreement, dated as of June 15, 1999, by and between the Registrant and State Street Bank and Trust Company (4.1)y


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

      10.7 Pledge Agreement dated as of April 23, 1998 by and among the Registrant and the Banks (as defined therein) (10.7).*

      10.8 Consulting Agreement dated as of April 17, 1997 by and among the Registrant and Jeffrey C. Huenink (10.9).+

      10.9 Noncompetition Agreement dated as of April 17, 1997 by and among Registrant and Jeffrey C.

            Huenink (10.10).+

      10.10 Form of Noncompetition Agreement between the Registrant and its executive officers (10.11).+

      10.11 Form of Maytag Licensing Agreement for "Red Carpet Service"
            (10.12).+

      10.12 Form of Maytag Distributorship Agreements (10.13).+

      10.13 Promissory Note dated December 31, 1992 issued by the Registrant in favor of Donald M. Shaw (10.14).+

      10.14 Consulting and Noncompete Agreement dated December 31, 1992 by and between Donald M. Shaw and the Registrant (10.15).+

      10.15 The Registrant's 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits) (10.16).+

      10.16 Form of Director Indemnification Agreement between the Registrant and each of its Directors (10.17).+

      10.17 Form of Registration Rights Agreement by and among the Registrant, Robert P. Bennett, Gelco Corporation, Eastech II Limited Partnership and Eastech III Limited Partnership (10.18).*

      10.18 Form of Escrow Agreement by and among the Registrant, Gelco Corporation, Michael Shanahan, the former security holders of Intirion Corporation and State Street Bank and Trust Company, as escrow agent (10.19).*

      10.19 Form of Noncompetition Agreement by and between the Registrant and Robert P. Bennett (10.22).*

      10.20 Distribution Agreement by and between Schlumberger Technologies, Inc. and Mac-Gray Services, Inc., dated as of October 27, 1997 (certain portions of this exhibit were omitted pursuant to the grant of a request for confidential treatment) (10.23).*

      10.21 Registration Rights Agreement dated April 23, 1998 by and among Mac-Gray Corporation, Peter B. Finn, Edward J. Goulart, Ronald R. Jalbert, Robert W. LaRoche, David Luongo, Joseph J. Tischler and Massachusetts Capital Resource Company (10.1).z

      21.1  Subsidiaries of the Registrant (21.1).z

      23.1  Consent of PricewaterhouseCoopers LLP.

      27.1  Financial Data Schedule.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2000.


                        MAC-GRAY CORPORATION


                                        /s/ Stewart Gray MacDonald, Jr.
                        By:
                           -----------------------------------------------------
                                          Stewart Gray MacDonald, Jr.
                                      Chairman and Chief Executive Officer
                                          (Principal Executive Officer)
Date: March 30, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                      Title                      Date
         ---------                      -----                      ----


/s/ William M. Crozier Jr.  Director                          March 30, 2000
---------------------------
   William M. Crozier Jr.


/s/ Eugene B. Doggett       Director                          March 30, 2000
---------------------------
   Eugene B. Doggett


  /s/ John P. Leydon        Director                          March 30, 2000
---------------------------
     John P. Leydon


/s/ Jerry A. Schiller       Director                          March 30, 2000
---------------------------
   Jerry A. Schiller


 /s/ Michael J. Shea        Executive Vice President, Chief   March 30, 2000
--------------------------- Financial Officer and
    Michael J. Shea         Treasurer (Principal Financial
                            and Accounting Officer)

Items 14(a)(1) and (2)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

    The following consolidated financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below.

  MAC-GRAY CORPORATION
    Report of Independent Accountants......................................  F-2
    Consolidated Balance Sheets at December 31, 1998 and 1999..............  F-3
    Consolidated Income Statements for the Years Ended
      December 31, 1997, 1998 and 1999.....................................  F-4
    Consolidated Statement of Stockholders' Equity for the
      Years Ended December 31,1997, 1998, and 1999.........................  F-5
    Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1997, 1998 and 1999.......................................  F-6
    Notes to Consolidated Financial Statements.............................  F-7

  The following consolidated financial statement schedules of Mac-Gray Corporation are included in Item 14 (a)(2) and should be read in conjunction with the financial statements included herein.

    Schedule II Valuation and Qualifying Accounts.........................  F-23

    All other schedules for which provision is made in the applicable accounting regulations of the Security and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mac-Gray Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mac-Gray Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 23, 2000

                              MAC-GRAY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                    December 31,
                                                                               ----------------------
                                                                                  1998         1999
                                                                               ---------    ---------
Assets
Current assets:
    Cash and cash equivalents ..............................................   $   6,181    $   6,566
    Trade receivables, net of allowance for doubtful accounts ..............       8,298        8,551
    Inventory of finished goods ............................................       5,266        6,521
    Deferred income taxes ..................................................         487          637
    Prepaid expenses and other current assets ..............................       6,241        8,859
                                                                               ---------    ---------
        Total current assets ...............................................      26,473       31,134
    Property, plant and equipment, net .....................................      69,208       78,581
    Intangible assets, net .................................................      65,249       55,533
    Prepaid commissions and other assets ...................................      10,590       15,717
                                                                               ---------    ---------
        Total assets .......................................................   $ 171,520    $ 180,965
                                                                               =========    =========
Liabilities, Redeemable Stock and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt ......................................   $   1,433    $   1,319
    Current portion of capital lease obligations ...........................       1,011        1,089
    Redeemable common stock (Note 4) .......................................       7,644           --
    Trade accounts payable .................................................       4,950       12,521
    Accrued commissions ....................................................       7,133        8,354
    Accrued expenses .......................................................       3,756        2,384
    Deferred revenues and deposits .........................................       3,386        3,354
                                                                               ---------    ---------
        Total current liabilities ..........................................      29,313       29,021
Long-term debt .............................................................      69,664       83,728
Long-term capital lease obligations ........................................         895          693
Deferred income taxes ......................................................       7,472       10,406
Deferred retirement obligation .............................................         957          853
Other liabilities ..........................................................         278          125
Commitments and contingencies (Note 17) ....................................          --           --
Stockholders' equity:
    Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million
        shares authorized, no shares outstanding) ..........................          --           --
    Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 12,843,728 issued and 12,781,628
        outstanding at December 31, 1998 and 13,443,754 issued 12,627,753
        outstanding at December 31, 1999 ...................................         128          134
    Additional capital .....................................................      60,896       68,540
    Retained earnings (deficit) ............................................       2,623       (2,935)
                                                                               ---------    ---------
                                                                                  63,647       65,739
    Less common stock in treasury, at cost, 62,100 and 816,001 shares at
        December 31, 1998 and 1999, respectively ...........................        (706)      (9,600)
                                                                               ---------    ---------
        Total stockholders' equity .........................................      62,941       56,139
                                                                               ---------    ---------
Total liabilities and stockholders' equity .................................   $ 171,520    $ 180,965
                                                                               =========    =========

    The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION

                         CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)

                                                                  Years Ended December 31,
                                                            -----------------------------------
                                                               1997         1998         1999
                                                            ---------    ---------    ---------
Revenue:
    Route revenue .......................................   $  67,124    $  93,273    $ 102,430
    Sales revenue .......................................      32,734       37,599       39,097
    Other ...............................................       4,989        6,305        7,036
                                                            ---------    ---------    ---------
        Total revenue ...................................     104,847      137,177      148,563
                                                            ---------    ---------    ---------
Cost of revenue:
    Commissions .........................................      31,717       41,699       47,293
    Route expenditures ..................................      12,449       21,561       24,866
    Depreciation and amortization .......................       9,725       13,349       18,202
    Cost of product sales ...............................      22,021       24,828       24,686
                                                            ---------    ---------    ---------
        Total cost of revenue ...........................      75,912      101,437      115,047
                                                            ---------    ---------    ---------
Gross margin ............................................      28,935       35,740       33,516
Operating expenses:
    General and administration ..........................       6,923        7,003        9,148
    Sales and marketing .................................      10,181       10,333       11,848
    Depreciation and amortization .......................         753          909          905
    Impairment of goodwill ..............................          --           --        8,474
    Merger-related costs ................................          --        1,144           --
                                                            ---------    ---------    ---------
        Total operating expenses ........................      17,857       19,389       30,375
                                                            ---------    ---------    ---------
Income from operations ..................................      11,078       16,351        3,141
    Interest expense, net ...............................      (2,975)      (3,920)      (6,085)
    Other income (expense), net .........................         181         (122)         120
                                                            ---------    ---------    ---------
    Income (loss) before provision for income taxes......       8,284       12,309       (2,824)
    Provision for income taxes ..........................      (5,228)      (5,222)      (2,727)
                                                            ---------    ---------    ---------
Net income (loss) .......................................   $   3,056    $   7,087    $  (5,551)
                                                            ---------    ---------    ---------
Accretion and dividends on redeemable preferred stock ...         320           62           --
                                                            ---------    ---------    ---------
Net income (loss) available to common stockholders ......   $   2,736    $   7,025    $  (5,551)
                                                            =========    =========    =========
Net income (loss) per common share--basic ...............   $    0.32    $    0.56    $   (0.44)
                                                            =========    =========    =========
Weighted average common shares outstanding ..............       8,449       12,524       12,661
                                                            =========    =========    =========
Net income (loss) per common share--diluted .............   $    0.31    $    0.54    $   (0.44)
                                                            =========    =========    =========
Weighted average common shares outstanding--diluted .....       8,709       12,926       12,668
                                                            =========    =========    =========

    The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)


                                                      Common stock
                                                      ------------                 Retained
                                                  Number of            Additional  earnings
                                                    shares      Value    capital   (deficit)
                                                    ------      -----    -------   ---------
Balance, December 31, 1996 ...................     1,472,043    $ 167    $ 3,902    $18,377

   Net income available to common
     stockholders ............................            --       --         --      2,736
   Net change in unrealized gains (losses)
     on available-for sale securities, net
     of tax ..................................            --       --         --         --

Comprehensive income .........................
   Elimination of capital structure
     (Note 1) ................................      (154,275)    (154)    (2,413)    (6,363)
   Reorganization of the Company
     (Note 1) ................................     6,367,800       64         --        (64)
   Sale of Common stock (Note 5) .............     4,600,000       46     45,128         --
   Contribution of capital (Note 5) ..........            --       --      5,907     (5,907)
   Dividends .................................            --       --         --    (13,124)
                                                 -----------    -----    -------    -------
Balance, December 31, 1997 ...................    12,285,568      123     52,524     (4,345)
                                                 -----------    -----    -------    -------
   Net income available to common
     stockholders (comprehensive
     income) .................................            --       --         --      7,025
   Inclusion of Intirion's net equity
     activity for the six months ended
     December 31, 1997 .......................            --       --        (13)        15
   Exchange of Intirion preferred shares
     for Mac-Gray common stock ...............       275,224        3      3,821         --
   Shares of Mac-Gray common stock
     issued in connection with the Copico
     acquisition .............................       250,000        2      4,216         --
   Intirion dividends paid ...................            --       --         --        (72)
   Options exercised .........................        20,936       --        187         --
   Tax benefit associated with exercise of
     certain options .........................            --       --          8         --
   Repurchase of common stock ................       (62,100)      --         --         --
   Expiration of put rights on redeemable
     common stock ............................        12,000       --        153         --
                                                 -----------    -----    -------    -------
Balance, December 31, 1998 ...................    12,781,628      128     60,896      2,623
                                                 -----------    -----    -------    -------
   Net loss to common
     stockholders ............................            --       --         --     (5,551)
   Repurchase of redeemable common stock .....            --        6      7,639         --
   Repurchase of common stock ................      (156,200)      --         --         --
   Stock granted and options exercised .......         2,325       --          5         (7)
                                                 -----------    -----    -------    -------
Balance, December 31, 1999 ...................    12,627,753    $ 134    $68,540    $(2,935)
                                                 ===========    =====    =======    =======

                                                    Net unrealized             Treasury Stock
                                                    gains (losses)             --------------
                                                     on security,         Number
                                                      net of tax        of shares            Cost             Total
                                                      ----------        ---------            ----             -----
Balance, December 31, 1996 ...................           $  258            54,275          $ (8,930)         $ 13,774

   Net income available to common
     stockholders ............................               --                --                --             2,736
   Net change in unrealized gains (losses)
     on available-for sale securities, net
     of tax ..................................             (258)               --                --              (258)
                                                                                                             --------
Comprehensive income .........................                                                                  2,478
   Elimination of capital structure
     (Note 1) ................................               --           (54,275)            8,930                --
   Reorganization of the Company
     (Note 1) ................................               --                --                --                --
   Sale of Common stock (Note 5) .............               --                --                --            45,174
   Contribution of capital (Note 5) ..........               --                --                --                --
   Dividends .................................               --                --                --           (13,124)
                                                       --------          --------          --------          --------
Balance, December 31, 1997 ...................               --                --                --            48,302
                                                       --------          --------          --------          --------
   Net income available to common
     stockholders (comprehensive
     income) .................................               --                --                --             7,025
   Inclusion of Intirion's net equity
     activity for the six months ended
     December 31, 1997 .......................               --                --                --                 2
   Exchange of Intirion preferred shares
     for Mac-Gray common stock ...............               --                --                --             3,824
   Shares of Mac-Gray common stock
     issued in connection with the Copico
     acquisition .............................               --                --                --             4,218
   Intirion dividends paid ...................               --                --                --               (72)
   Options exercised .........................               --                --                --               187
   Tax benefit associated with exercise of
     certain options .........................               --                --                --                 8
   Repurchase of common stock ................               --            62,100              (706)             (706)
   Expiration of put rights on redeemable
     common stock ............................               --                --                --               153
                                                       --------          --------          --------          --------
Balance, December 31, 1998 ...................               --            62,100              (706)           62,941
                                                       --------          --------          --------          --------
   Net loss to common
     stockholders ............................               --                --                --            (5,551)
   Repurchase of redeemable common stock .....               --           600,026            (7,645)               --
   Repurchase of common stock ................               --           156,200            (1,269)           (1,269)
   Stock granted and options exercised .......               --            (2,325)               20                18
                                                       --------          --------          --------          --------
Balance, December 31, 1999 ...................         $     --           816,001          $ (9,600)         $ 56,139
                                                       ========          ========          ========          ========

    The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                                              1997        1998        1999
                                                                              ----        ----        ----
Cash flows from operating activities:
    Net income (loss) ...................................................   $  3,056    $  7,087    $ (5,551)
    Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
        Depreciation and amortization ...................................     10,481      14,258      19,107
        Impairment of goodwill ..........................................         --          --       8,474
        Allowance for doubtful accounts .................................        136        (199)        104
        Loss (gain) on sale of assets ...................................       (178)         49        (352)
        Deferred income taxes ...........................................      4,235       2,227       2,784
        Increase in accounts receivable .................................     (2,041)     (1,220)       (357)
        Decrease (increase) in inventory ................................     (2,149)      3,808      (1,255)
        Increase in prepaid expenses and other assets ...................     (3,009)    (10,681)     (9,185)
        Increase (decrease) in accounts payable, accrued commissions
          and accrued expenses ..........................................        (65)        588       7,267
        Increase in deferred revenues and customer deposits .............          7         973         (32)
                                                                            --------    --------    --------
           Net cash flows provided by operating activities ..............     10,473      16,890      21,004
                                                                            --------    --------    --------
Cash flows from investing activities:
    Capital expenditures ................................................    (11,584)    (20,729)    (21,819)
    Acquisition of businesses (Notes 3 and 4) ...........................    (12,196)    (51,286)     (3,539)
    Proceeds from sale of property and equipment ........................        656       1,745       1,040
    Proceeds from sale of securities ....................................        333          --          --
                                                                            --------    --------    --------
            Net cash flows used in investing activities .................    (22,791)    (70,270)    (24,318)
                                                                            --------    --------    --------
Cash flows from financing activities:
    Payments on long-term debt and capital lease obligations ............     (3,658)     (2,709)     (2,857)
    Retirement of line-of-credit and term loan ..........................    (19,512)         --          --
    Advances on line-of-credit, net .....................................      4,668      59,354      15,445
    Contribution of capital and proceeds from sale of common stock ......     45,174         187          20
    Cash dividends paid .................................................    (13,124)        (72)         --
    Cash paid to repurchase shares of common stock ......................         --        (706)     (8,909)
    Cash paid for refinancing of long term debt .........................       (300)       (267)         --
                                                                            --------    --------    --------
            Net cash flows provided by financing activities .............     13,248      55,787       3,699
                                                                            --------    --------    --------
Increase in cash and cash equivalents ...................................        930       2,407         385
Cash and cash equivalents, beginning of period ..........................      2,844       3,774       6,181
                                                                            --------    --------    --------
Cash and cash equivalents, end of period ................................      3,774       6,181       6,566
                                                                            ========    ========    ========
Supplemental cash flow information:
    Interest paid .......................................................      3,272       3,851       7,020
    Income taxes paid ...................................................      1,116       3,362          (5)

Supplemental disclosure of non cash investing activities (Note 7)

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

2.    Impairment of Goodwill

      Since the acquisition of Copico, Inc., the reprographics division has produced operating losses. The Company acquired Copico, Inc. in April 1998 for approximately $10,950 in cash and 250,000 shares of Mac-Gray common stock, less the assumption of certain liabilities. In accordance with the purchase method of accounting the purchase price was assigned to the assets acquired and liabilities assumed, with any excess purchase price being allocated to goodwill and intangibles. The goodwill and intangibles recorded in connection with the transaction were approximately $11,200.

      The most significant reason for the poor performance of the division has been the impact of technological advances, which have effected the entire reprographics industry. Specifically, the introduction of the internet in college and public libraries, and access to free laser printers has led to fewer vended copies being made than in prior years.

      After initiating several strategic and operational changes throughout 1999, the Company performed a full-scale evaluation of the division and its long-term prospects in the fourth quarter.

      As a result of this evaluation, management determined that the carrying amount of the Copico long lived assets exceeded the estimated undiscounted future cash flows expected to result from operating this division, and recognized a non-cash, non-recurring impairment charge of $8,474, or $0.67 per share, in the fourth quarter of 1999. This charge was calculated in accordance with the provisions of SFAS No. 121 "Accounting for the Impairment of Long Lived Assets and Assets to be Disposed of." Accordingly, the Company used a discounted cash flow model to calculate the amount of the impairment charge after it was determined that pre writedown, the carrying amount of the Copico long lived assets exceeded the estimated undiscounted future cash flows expected to result from operating this division.

3.    Pooling-of-interests Transaction

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

      Due to the differing year ends of Mac-Gray and Intirion, financial information for dissimilar periods has been

                              MAC-GRAY CORPORATION

                 (In thousands, except share and per share data)

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

                                                      Year Ended December 31,
                                                      -----------------------
                                                     1996                 1997
                                                     ----                 ----
Net Revenues:
    Mac-Gray .........................             $ 64,427             $ 81,370
    Intirion .........................               17,833               23,477
                                                   --------             --------
                                                   $ 82,260             $104,847
                                                   ========             ========

Net Income:
    Mac-Gray .........................             $  5,527             $  2,686
    Intirion .........................                  139                  370
                                                   --------             --------
                                                   $  5,666             $  3,056
                                                   ========             ========

4.    Purchase Acquisitions

      In 1999, the Company acquired certain assets of two coin operated laundry businesses for approximately $3,369. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price assigned to the assets acquired was the fair market value on the respective acquisition dates. The purchase price in excess of the fair market value of the assets acquired was allocated to various intangible assets, including goodwill, amounted to approximately $2,019.

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

                              MAC-GRAY CORPORATION

                 (In thousands, except share and per share data)

      The following supplemental pro forma financial information reflects the Amerivend acquisition as if it occurred on January 1, 1997.

                                                                   Unaudited         Unaudited
                                                                Supplemental Pro  Supplemental Pro
                                                                 Forma Results     Forma Results
                                                                      for               for
                                                                 the year ended    the year ended
                                                                  December 31,      December 31,
                                                                      1997              1998
                                                                ----------------  ----------------
Revenue ........................................................    $ 122,474        $ 142,063
Net income .....................................................    $   4,251        $   7,615
Net income available to common stockholders ....................    $   3,931        $   7,553
Net income per share--basic ....................................    $    0.47        $    0.60
Net income per share--diluted ..................................    $    0.45        $    0.58

      In 1998, the Company also acquired certain assets of several coin-operated laundry and MicroFridge(R) related businesses for approximately $5,000. These acquisitions were also accounted for using the purchase method of accounting. Accordingly, the purchase price assigned to the assets acquired was the fair market value on the respective acquisition dates. The purchase price in excess of fair market value of the assets acquired was allocated to various intangible assets, including goodwill, and amounted to approximately $3,000.

      On April 17, 1997, the Company acquired, in exchange for 612,026 shares of its common stock, (approximate value of $7,797), approximately $2,170 in cash, $850 of a deferred payment obligation, and the assumption of approximately $2,787 in debt, each of Sun Services of America, Inc. and R. Bodden Coin-Op Laundry, Inc. (collectively, "Sun Services"). The shares of the Company's common stock were redeemable at the election of the shareholder. The redeemable common stock was valued at a contractual put price of $12.74 per common share (which was in excess of market as of that date). In December 1998, the shareholder exercised his put right on his remaining holdings, 600,026 shares. In January 1999, the Company paid $7,645 to the shareholder in exchange for these shares. The amount payable to the shareholder at December 31, 1998 is recorded as a current liability on the balance sheet at December 31, 1998. Sun Services of America, Inc. and R. Bodden Coin-Op Laundry were 100% owned by the same shareholder. These acquisitions were accounted for pursuant to the purchase method of accounting, and resulted in goodwill of approximately $11,600.

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

      The Company's consolidated financial statements include the results of the 1997, 1998, and 1999 acquisition from their respective acquisition dates.

5.    Initial Public Offering of Common Stock

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

                              MAC-GRAY CORPORATION

                 (In thousands, except share and per share data)

6.    Significant Accounting Policies

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

      The Company from time to time enters into long-term lease transactions that meet the qualifications of a sales type lease. For these transactions, revenue is recognized upon shipment of the products at fair market value. Interest revenue is recognized over the life of the rental agreement. At December 31, 1998 and 1999 the Company had $3,391 and $8,824, respectively, in receivables related to sales type leases. These receivables have been recorded net of unearned interest income of $1,276 and $2,553 at December 31, 1998 and 1999, respectively. These receivables have been classified as other assets on the balance sheet (current or long-term as appropriate). These receivables are primarily due ratably over the next seven years. These amounts have been classified as other current assets and other long-term assets in the balance sheet.

      Allowance for Doubtful Accounts--The Company maintains an allowance for doubtful accounts of $309 at December 31, 1998 and $413 at December 31, 1999.

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

      Fair Value of Financial Instruments--For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 1998 and 1999, based upon terms currently available to the Company in financial markets.

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

      Intangible Assets--Intangible assets primarily consist of various non-compete agreements, customer lists, goodwill and contract rights recorded in connection with the acquisitions (Note 4). The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from two to five years. Customer lists are amortized using the straight-line method over five to fifteen years. Goodwill is amortized using

                              MAC-GRAY CORPORATION

                 (In thousands, except share and per share data)

the straight-line method over fifteen or twenty years. Contract rights are amortized using the straight-line method over fifteen years.

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

7.    Supplemental disclosures of non cash investing activities

      During the years ended December 31, 1997 and 1998, common stock with an approximate value of $7,797 and $4,218 was issued in connection with the acquisitions of Sun Services and Copico, respectively.

                              MAC-GRAY CORPORATION

                 (In thousands, except share and per share data)

      No cash adjustment is reflected in the 1998 amounts for the period July 1 through December 31, 1997 for Intirion, since Intirion's ending cash balance at June 30, 1997 and December 31, 1997 was $0.

      During the years ended December 31, 1998 and 1999, the Company acquired automobiles under capital lease agreements totaling $1,520 and $1,134, respectively.

8.    Prepaid expenses and other current assets

       Prepaid expenses and other current assets consist of the following:

                                                             December 31,
                                                             ------------
                                                         1998         1999
                                                         ----         ----
       Prepaid commissions ........................     $1,269       $1,657
       Prepaid supplies ...........................      2,037        2,360
       Other ......................................      2,935        4,842
                                                        ------       ------
                                                        $6,241       $8,859
                                                        ======       ======

9.    Property, Plant and Equipment

       Property, plant and equipment consist of the following:

                                                                  Estimated       December
                                                                  ---------       --------
                                                                  useful life  1998     1999
                                                                   --------   -------  --------
      Coin route equipment..................................       10 years   $93,515  $111,162
      Rental equipment......................................        7 years    11,496    13,185
      Buildings and improvements............................    15-39 years     9,173    10,462
      Furniture, fixtures and computer equipment............      2-7 years     5,461     6,170
      Trucks and autos......................................      3-5 years     4,046     4,880
      Tooling costs.........................................        3 years       306       306
      Land and improvements.................................             --       403       403
                                                                              -------   -------
                                                                              124,400   146,568
      Less: accumulated depreciation........................                   58,518    70,512
                                                                              -------   -------
                                                                               65,882    76,056
      Coin route equipment not yet placed in service........                    3,326     2,525
                                                                              -------   -------
      Property, plant and equipment, net....................                  $69,208   $78,581
                                                                              =======   =======

      Depreciation and amortization of property, plant and equipment totaled $7,683, $10,588, and $14,587 for the years ended December 31, 1997, 1998, and
1999, respectively.

      At December 31, 1998 and 1999, truck and autos included $3,604 and $4,438, respectively, of capital leased equipment with an accumulated amortization balance of $1,510 and $2,544, respectively.

                              MAC-GRAY CORPORATION

                 (In thousands, except share and per share data)

10.   Intangible Assets

      Intangible assets consist of the following:

                                                               December 31,
                                                               ------------
                                                            1998           1999
                                                          -------        -------
      Goodwill ...................................        $65,627        $59,172
      Covenants-not-to-compete ...................          3,806          4,981
      Customer lists .............................          2,352          2,477
      Other ......................................            908            867
                                                          -------        -------
                                                           72,693         67,497
      Less: accumulated amortization .............          7,444         11,964
                                                          -------        -------
      Intangible assets, net .....................        $65,249        $55,533
                                                          =======        =======

    Amortization expense associated with the above intangible assets amounted to $1,912, $3,670 and $4,520 for the years ended December 31, 1997, 1998 and 1999, respectively.

11.   Accrued Expenses

      Accrued expenses consist of the following:

                                                                   December 31,
                                                                   ------------
                                                                 1998      1999
                                                                ------    ------
      Accrued interest .....................................    $  450    $   45
      Accrued salaries .....................................       314       513
      Warranty .............................................       158       158
      Current portion of deferred retirement obligation ....       104       104
      Current portion of deferred payment obligation .......       196        --
      Other ................................................     2,534     1,564
                                                                ------    ------
                                                                $3,756    $2,384
                                                                ======    ======

12.   Deferred Retirement Obligation

            The deferred retirement obligation at December 31, 1998 and 1999 relates to payments due to a former shareholder of the Company in connection with a retirement agreement which provides for annual payments of $104 until the death of the former shareholder. The liability has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

                              MAC-GRAY CORPORATION

                 (In thousands, except share and per share data)

13.   Long-term Debt

      Long-term debt consists of the following:

                                                                                 December 31,
                                                                                 ------------
                                                                               1998      1999
                                                                              -------   -------
      1998 Senior Secured Credit Facility .................................   $65,660   $81,105

      Various fixed interest rate notes, (8.4%-11.5%) due through June ....     1,173     1,055
        1, 2003 Variable rate note, lesser of prime rate plus 2% or 9%,
        quarterly principal payments beginning January 1, 1996 ............     1,503       805
      Discount note, 6% imputed interest rate (estimated fair market rate),
        quarterly installments, due December 31, 2003 .....................     1,940     1,363
      Acquisition note payable, 8% imputed interest rate (estimated fair
        market rate), monthly payments, due May 31, 2006 ..................       821       719
                                                                              -------   -------
      Total long-term debt ................................................    71,097    85,047
      Less: current portion ...............................................     1,433     1,319
                                                                              -------   -------
                                                                              $69,664   $83,728
                                                                              =======   =======

Credit Agreement and Revolving Credit Facility

      On April 23, 1998, the outstanding debt under the 1997 Senior Secured Credit Facility was refinanced under a new revolving line of credit and term loan facility (the "1998 Senior Secured Credit Facility"). The 1998 Senior Secured Credit Facility provides for borrowings under a revolving line of credit of up to $90,000, and converts to a term loan after three years for the outstanding balance at the date of conversion. Outstanding indebtedness under the 1998 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the (i) prime rate minus .5%, or (ii) LIBOR plus the applicable margin (either (a) 1.5% for loans outstanding which aggregate less than $50,000, or (b) 1.75% for loans outstanding which exceed $50,000), or the rate at which funds were offered in the secondary market ("Cost of Funds") plus the applicable margin. At December 31, 1999 the interest rate was approximately 7.8%.

      The 1998 Senior Secured Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The 1998 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 1998 Senior Secured Credit Facility imposes certain financial and operational covenants on the Company, including restrictions on indebtedness, certain capital expenditures, investments and acquisitions and on the Company's ability to pay dividends, to make distributions and to repurchase stock. At December 31, 1999 outstanding letters of credit amounted to $1,084. The available balance under the 1998 Senior Secured Credit Facility was $7,811 at December 31, 1999. The Company was in compliance with, or had received waivers for non-compliance with, the terms of the credit agreement as of December 31, 1999.

      The 1998 Senior Secured Credit Facility contains a commitment fee equal to one quarter of one percent (0.25%) per annum of the average daily unused portion of the Credit Facility.

                              MAC-GRAY CORPORATION

                 (In thousands, except share and per share data)

Future Payments

      As of December 31, 1999, the scheduled future principal payments of long-term debt are as follows:

      2000........................................................... $ 1,319
      2001...........................................................   4,905
      2002...........................................................  10,740
      2003...........................................................  67,781
      2004...........................................................     129
      Thereafter.....................................................     173
                                                                      -------
                                                                      $85,047
                                                                      =======

14.   Income Taxes

      On October 16, 1997, the Company's S corporation status was automatically terminated due to the initial public offering (Note 5). As a result, the 1997 provision includes a charge of $4,037 to provide for net deferred tax liabilities resulting from the change in income tax status from an S corporation to a C corporation, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The following information relates to the temporary differences at October 16, 1997.

      Accounts receivable                                              $  (627)
      Fixed assets                                                      16,051
      Deferred compensation                                             (3,415)
      Other                                                               (147)
                                                                       -------
        Total                                                          $11,862
                                                                       =======

      Prior to October 16, 1997, the historical income tax provision was established only to provide for income taxes in states that did not recognize Subchapter S corporations, using a statutory income tax rate of 6%. The effective rate differed from the statutory rate in 1996 and 1997 (prior to October 16, 1997) due to meals and entertainment expenses and goodwill amortization recorded for book purposes that are not deductible for income tax purposes.

      The provision for state and federal income taxes consists of the following:

                                                   Years ended December 31,
                                              ---------------------------------
                                                1997         1998         1999
                                                ----         ----         ----
      Current state income tax .........      $   460      $   621      $   106
      Deferred state income tax ........          505          462          611
      Current federal income tax .......          533        2,374         (163)
      Deferred federal income tax ......        3,730        1,765        2,173
                                              -------      -------      -------
          Total income taxes ...........      $ 5,228      $ 5,222      $ 2,727
                                              =======      =======      =======

                              MAC-GRAY CORPORATION

                 (In thousands, except share and per share data)

      The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities at December 31:

                                                           1998           1999
                                                           ----           ----
    Deferred tax assets:
      Federal and State Net operating loss carryforwards  $  977        $  739
      Alternative minimum tax credit carryforwards            50         1,072
      Accounts receivable                                    123           162
      Deferred compensation                                1,150           939
      Amortization                                           271           216
      Deferred Revenue                                        --           227
      Other                                                  216           127
                                                     --------------------------
                                                           2,787         3,482
                                                     --------------------------
    Deferred tax liabilities:
      Fixed assets                                         9,285        11,797
      Sales type leases                                      487         1,454
                                                     --------------------------
                                                           9,772        13,251
                                                     --------------------------
    Net deferred tax liabilities                         $ 6,985       $ 9,769
                                                     ==========================

      A valuation allowance was applied against deferred tax assets at December 31, 1997. During the year ended December 31, 1998, the valuation allowance on deferred tax assets of $370 was released. Based on the results of operations of Intirion subsequent to the combination, management believes that it is likely that such assets will be realized.

      For the years ended December 31, 1998 and 1999, the statutory income tax rate differed from the effective rate primarily as a result of the following differences:

                                                      1998           1999
                                                      ----           ----

      Taxes computed at federal statutory rate        34.0%         (34.0%)
      State income taxes, net of federal benefit       5.7           (5.3)
      Non-deductible goodwill                          2.9           18.1
      Impairment of nondeductible goodwill               -          117.8
      Non-deductible merger related costs              2.4            -
      Change in valuation allowance on deferred tax
        asset                                         (3.0)           -
      Other                                             .4            -
                                                    ----------    ----------
          Income tax provision                        42.4%          96.6%
                                                    ==========    ==========

    As the Company maintained its S corporation election through October 16, 1997, the provision for income taxes recorded for the year ended December 31, 1997 differs significantly from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to pretax income. For the period subsequent to the termination of the S corporation, the statutory income tax rate differed from the effective rate primarily as a result of the following differences:

                                                                      %
                                                                      -
      Taxes computed at federal statutory rate                       34.0%
      State income taxes, net of federal benefit                      2.3
      Other                                                          (1.0)
                                                               -------------
         Income tax provision                                        35.3%
                                                               =============

      The current provision for income taxes recorded for fiscal 1997 includes $314 in tax while the Company was an S corporation and $679 in tax for the period subsequent to the termination of the S corporation election.

                              MAC-GRAY CORPORATION

                 (In thousands, except share and per share data)

      At December 31, 1999, the Company has the following net operating loss carryforwards available to reduce certain future federal taxable income:

      Net operating loss carryforwards relating to certain losses
        incurred in the year ended June 30, 1995                        $   931
      Net operating loss carryforwards relating to certain losses
        incurred in the year ended December 31, 1999                        387
                                                                   -------------
                                                                        $ 1,318
                                                                   =============

      At December 31, 1999, the Company has the following net operating loss carryforwards available to reduce certain future state taxable income:

      Net operating loss carryforwards relating to certain losses
        incurred in the year ended June 30, 1995                        $   105
      Net operating loss carryforwards relating to certain losses
        incurred in the year ended December 31, 1999                      3,545
                                                                   -------------
                                                                        $ 3,650
                                                                   =============

      Since the $931 loss from June 30, 1995 occurred during a short tax year, the loss is not immediately available to offset future taxable income. The loss is made available over a six year period, to be deducted ratably in accordance with applicable tax regulations. At December 31, 1999, the amount of this loss available is $474. The remaining $457 will become available as follows:

           Year ended:
             December 31, 2000                                       $ 304
             December 31, 2001                                         153
                                                          -----------------
                                                                      $457
                                                          =================

      Subsequent ownership changes could further affect the limitations in future years. The net operating loss carryfoward from the year ended June 30, 1995 expires 15 years from the year in which it was incurred. The net operating loss carryforward from the year ended December 31, 1999 expires 20 years from the year in which it was incurred.

15.   Repurchase of common stock

      On October 29, 1998, the Board of Directors authorized the Company to repurchase up to $8,000 of its common stock through the open market. Mac-Gray repurchased 62,100, and 156,200 shares through December 31, 1998 and 1999 under the plan for a total cash outlay of $706 and $1,269, respectively. As discussed in note 4, during 1999 the Company repurchased 600,012 shares for approximately $7,645 from a shareholder.

16.   Segment Information

      The Company operates three business units which are based on the Company's different product and service categories: Laundry, MicroFridge(R) and Reprographics. These three business units have been aggregated into two reportable segments ("Laundry and Reprographics" and "MicroFridge"(R)). The Laundry and Reprographics business units have been aggregated into one reportable segment (Laundry and Reprographics) since these divisions are affected by similar operating and economic factors. The Laundry segment provides coin and card-operated laundry equipment to multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Laundry segment also operates as a distributor of and provides service to commercial laundry equipment in public laundromats, as well as institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities. The Reprographics segment provides coin and card-operated reprographics equipment to academic and public libraries. The MicroFridge(R) segment sells, rents, and services its own proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes colleges and universities, government, hotel, motel and assisted living facilities.

      There are no intersegment revenues.

      The table below presents information about the reported operating income of Mac-Gray's segments for the years ended December 31, 1999, 1998 and 1997.

                              MAC-GRAY CORPORATION

                 (In thousands, except share and per share data)


                                          Year ended December 31, 1999
                                          ----------------------------
                                         Laundry
                                           and
                                       Reprographic  MicroFridge(R)   Total
                                       ------------  --------------   -----
      Revenues ....................      $119,919      $28,644      $148,563
      Gross margin ................        23,408       10,108        33,516
      Depreciation and amortization        16,574        2,075        18,649
      Capital expenditures ........        18,201        2,820        21,021
      Total assets ................       131,700       16,863       148,563

                                          Year ended December 31, 1998
                                          ----------------------------
                                         Laundry
                                           and
                                       Reprographic  MicroFridge(R)   Total
                                       ------------  --------------   -----
      Revenues ....................      $110,949      $26,228      $137,177
      Gross margin ................        26,621        9,119        35,740
      Depreciation and amortization        11,931        1,760        13,691
      Capital expenditures ........        16,508        2,227        18,735
      Total assets ................       123,054       19,767       142,821

                                          Year ended December 31, 1997
                                          ----------------------------
                                         Laundry
                                           and
                                       Reprographic  MicroFridge(R)   Total
                                       ------------  --------------   -----
      Revenues ....................      $81,370      $23,477      $104,847
      Gross margin ................       20,599        8,336        28,935
      Depreciation and amortization        8,635        1,343         9,978
      Capital expenditures ........        8,064        2,903        10,967
      Total assets ................      $76,478      $13,599      $ 90,077

    The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                                   1997       1998       1999
                                                 --------   --------   --------
Income (loss)
    Total gross margin for reportable segments   $ 28,935   $ 35,740   $ 33,516
    Operating expenses .......................    (17,857)   (19,389)   (30,375)
    Interest expense, net ....................     (2,975)    (3,920)    (6,085)
    Other income (expense), net ..............        181       (122)       120
                                                 --------   --------   --------
Income (loss) before provision for
 income taxes ................................   $  8,284   $ 12,309   $ (2,824)
                                                 ========   ========   ========

                                                   1997       1998       1999
                                                 --------   --------   --------
Depreciation and amortization
    Total for reportable segments ............   $  9,978   $ 13,691   $ 18,649
    Corporate ................................        503        567        458
                                                 --------   --------   --------
Total depreciation and amortization ..........   $ 10,481   $ 14,258   $ 19,107
                                                 ========   ========   ========

                                                   1997       1998       1999
                                                 --------   --------   --------
Capital expenditures
    Total for reportable segments ............   $ 10,967   $ 18,735   $ 21,021
    Corporate ................................        617      1,994        798
                                                 --------   --------   --------
Total capital expenditures ...................   $ 11,584   $ 20,729   $ 21,819
                                                 ========   ========   ========

                              MAC-GRAY CORPORATION

                 (In thousands, except share and per share data)

                                                1997       1998       1999
                                              --------   --------   --------
          Assets
              Total for reportable segments   $ 90,077   $142,821   $148,563
              Corporate (1) ...............      7,195     28,212     31,765
              Deferred income taxes .......        571        487        637
                                              --------   --------   --------
          Total assets ....................   $ 97,843   $171,520   $180,965
                                              ========   ========   ========

(1) Principally cash, prepaid expenses, property, plant & equipment.

17.   Commitments and Contingencies

      Leases--The Company leases certain equipment and facilities under non-cancelable operating leases. The Company also leases certain vehicles under capital leases.

      Future minimum lease payments under non-cancelable operating and capital leases consist of the following:

                                                        Capital   Operating
                                                        Leases     Leases
                                                        ------     ------
    Year ended December 31,
        2000.......................................     $ 1,060    $   567
        2001.......................................         622        403
        2002.......................................         149         76
        2003.......................................          --         47
        2004 and thereafter........................          --         57
                                                        -------    -------
        Future lease payments......................       1,831    $ 1,150
                                                                   =======
    Less: amount representing interest
      (6.4% at December 31, 1999)..................          49
                                                        -------
                                                          1,782
    Present value future minimum lease
      payments less amounts due within one year.....      1,089
                                                        -------
    Amounts due after one year.......................   $   693
                                                        =======

      Rent expense incurred by the Company under non-cancelable operating leases totaled $675, $604, and $875 for the years ended December 31, 1997, 1998 and 1999, respectively.

      Guaranteed Commission Payments--The Company operates coin laundry routes under various lease agreements in which the Company is required to make minimum guaranteed commission payments to the respective property owners. The following is a schedule by years of future minimum guaranteed commission payments required under these lease agreements that have initial or remaining non-cancelable contract terms in excess of one year as of December 31, 1999:

    2000..................................................      $ 4,538
    2001..................................................        3,590
    2002..................................................        2,823
    2003..................................................        2,205
    2004..................................................        1,574
    Thereafter............................................        3,230
                                                                -------
                                                                $17,960
                                                                =======

    Litigation--The Company is involved in various litigation proceedings arising in the normal course of

                              MAC-GRAY CORPORATION

                 (In thousands, except share and per share data)

business. In the opinion of management, the Company's ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

18.   Employee Benefit and Stock Plans

      Retirement Plans--The Company maintains a qualified profit-sharing/401(k) plan (the Plan) covering substantially all employees. The Company's contributions to the Plan are at the discretion of the Board of Directors. Costs under the Plan amounted to $285, $581 and $597, for the years ended December 31, 1997, 1998 and 1999, respectively.

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

      On December 30, 1996, Mac-Gray Co., Inc. granted 556,350 options to purchase shares of common stock with an exercise price of $9.99 per share pursuant to the Predecessor Plan. Concurrent with the reorganization of the Company, the options issued pursuant to the Predecessor Plan were assumed by the Company under the 1997 Stock Plan, and the Predecessor Plan was terminated. The exercise price of the options was adjusted to $8.80 in August 1997, in order to restore the economic position of the option holders as a result of the $9,000 distribution (Note 6). The change in the exercise price of these options has been reflected as a cancellation of the $9.99 options and a grant of the $8.80 options on the following option rollforward. Employee options principally vest so that twenty percent (20%) of the options will become exercisable on each of the first through fifth anniversaries of the date of grant of the options. In the event of termination of the optionees' relationship with the Company, options not yet exercised terminate within 90 days. The 1997 Stock Plan also provided for the automatic grant to each of the independent directors to purchase 1,000 shares of common stock. The non-qualified options granted to independent directors were exercisable immediately and will terminate on the tenth anniversary of the grant. The exercise prices were determined by the Board of Directors to be the fair market value of the shares underlying the options on the respective dates of the grants. Other than the stock option grants, there were no other grants of equity-based compensation awards.

      The 1997 Stock Plan provides for the issuance of up to the greater of 750,000 shares of common stock or ten percent of the then outstanding shares of common stock. Subsequent to the initial public offering (Note 6), a total of 1,158,000 shares of common stock are reserved for issuance under the 1997 Stock Plan, of which approximately 900,000 shares are subject to outstanding options and 258,000 remaining available for issuance.

                              MAC-GRAY CORPORATION

                 (In thousands, except share and per share data)

      The following is a summary of stock option plan activity:

                                            1998                    1999
                                     --------------------   --------------------
                                                 Weighted               Weighted
                                                  Average                Average
                                                 Exercise               Exercise
                                      Shares       Price     Shares      Price
                                     --------    --------   --------    --------
    Outstanding, beginning of year    638,590    $   8.88    890,940    $  10.09
    Granted ......................    461,120    $  13.17    176,935    $   9.01
    Exercised ....................    (20,936)   $   8.94       (630)   $   8.82
    Canceled .....................         --          --         --          --
    Forfeited ....................   (187,834)   $  13.67   (167,296)   $  10.60
                                     --------    --------   --------    --------
    Outstanding, end of year .....    890,940    $  10.09    899,949    $   9.80
                                     ========    ========   ========    ========
    Exercisable, end of year .....    229,062    $   9.82    424,679    $   9.50
                                     ========    ========   ========    ========


                                             Options Outstanding          Options Exercisable
                                           --------------------------     -------------------

                                                  Weighted
                                                  Average     Weighted                  Weighted
                                      Number     Remaining     Average     Number       Average
                                    Outstanding Contractual   Exercise   Exercisable    Exercise
                                    at 12/31/99    Life        Price     at 12/31/99      Price
                                    -----------    ----        -----     -----------      -----
    $7.94-$9.25..................      682,719      7         $  8.79      369,932      $  8.77
    $11.00-$15.13................      168,980      9         $ 11.85       28,497      $ 12.30
    $16.03-$17.00................       48,250      8         $ 16.44       26,250      $ 16.58
                                       -------      -         -------      -------      -------
                                       899,949      8         $  9.78      424,679      $  9.50
                                       =======      =         =======      =======      =======


      The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." The Company continues to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion 25. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and net income per share would have been reduced to $6,174, and ($6,172) or $0.47 and ($0.48) per share in 1998 and 1999, respectively compared to reported net income of $7,097, and ($5,551), or $0.54 and ($0.44) per share in 1998 and 1999, respectively.

                                                             December 31,
                                                             ------------
                                                          1998          1999
                                                          ----          ----
    Fair value of options granted at grant date......   $8.33          $5.68
    Risk free interest rate..........................   5.1%           5.3%
    Expected option term--Employees..................   7 years        7 years
    Expected option term--independent directors......   3 years        3 years
    Expected volatility..............................   60%            50%
    Option valuation method..........................         Black-Scholes
                                                           option-pricing model

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

                              MAC-GRAY CORPORATION

                 (In thousands, except share and per share data)

19.   Earnings per Share

                                                                 For the year ended 1999
                                                                 -----------------------
                                                              Income       Shares      Per-Share
                                                           (Numerator)  (Denominator)   Amount
                                                           -----------  -------------   ------
    Net Loss...........................................      $ (5,551)
    Less: Accretion and dividends on redeemable
      preferred stock..................................            --
                                                             --------
    Net Loss available to common stockholders--basis...      $ (5,551)        12,661    $ (0.44)
                                                             ========      =========    =======
    Effect of dilutive securities:
        Stock options..................................                            7
                                                                           ---------
    Net Loss available to common stockholders--diluted.      $ (5,551)        12,668    $ (0.44)
                                                             ========      =========    =======

                                                                  For the year ended 1998
                                                                  -----------------------
                                                              Income       Shares      Per-Share
                                                            (Numerator)  (Denominator)   Amount
                                                           -----------  -------------   ------
    Net income.........................................       $ 7,087
    Less: Accretion and dividends on redeemable
      preferred stock..................................           (62)
                                                              -------
    Net income available to common stockholders--basic.       $ 7,025         12,524     $ 0.56
                                                              =======      =========    =======
    Effect of dilutive securities:
        Stock options..................................                          243
        Contingent shares..............................                          159
                                                                           ---------
    Net income available to common stockholders--diluted      $ 7,025         12,926     $ 0.54
                                                              =======      =========    =======


                                                                 For the year ended 1997
                                                                 -----------------------
                                                              Income       Shares      Per-Share
                                                           (Numerator)  (Denominator)   Amount
                                                           -----------  -------------   ------
    Net income.........................................       $ 3,056
    Less: Accretion and dividends on redeemable
      preferred stock..................................          (320)
                                                              -------
    Net income available to common stockholders--basic.       $ 2,736          8,449     $ 0.32
                                                              =======      =========    =======
    Effect of dilutive securities:
        Stock options..................................                          128
        Contingent shares..............................                          132
                                                                           ---------
    Net income available to common stockholders--diluted      $ 2,736          8,709     $ 0.31
                                                              =======      =========    =======

                              MAC-GRAY CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1999, 1998, and 1997

                                                      Balance      Charged to                 Balance
                                                     Beginning      Cost and                  at End
                                                      of Year      Expenses(1)  Deductions    of Year
                                                      -------      -----------  ----------    -------
Year Ended December 31, 1999:
    Allowance for doubtful accounts..............         309          643       (539)          413
Year ended December 31, 1998:
    Allowance for doubtful accounts..............         508          511       (710)          309
    Valuation allowance for deferred tax asset...         370           --       (370)           --
Year Ended December 31, 1997:
    Allowance for doubtful accounts..............         372          205        (69)          508
    Valuation allowance for deferred tax asset...         503           --       (133)          370

----------
(1) The year ended December 31, 1998 includes $73 recorded on the books of Intirion during the six months ended December 31, 1997 for which there is no income statement presented.