Form 10-Q
period 2000-03-31
MAC-GRAY CORP
filed 2000-05-15
CIK 1038280

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

                             Yes     X      No
                                   -----       -----

      The number of shares outstanding of each of the issuer's classes of common stock as of the close date of business on May 12, 2000:


                 Class                           Number of shares
                 -----                           ----------------
      Common Stock, $.01 Par Value               12,633,228

                                     INDEX
                                     -----

PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999

                   Condensed Consolidated Income Statements (unaudited) for the Three Months Ended March 31, 2000 and 1999

                   Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 2000 (unaudited)

                   Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2000 and 1999

                   Notes to Condensed Consolidated Financial Statements (unaudited)

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

          Signature

Item 1.  Financial Statements


                             MAC-GRAY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                         DECEMBER 31,                   MARCH 31,
                                                                             1999                         2000
                                                                             ----                         ----
                                                                                                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                              $  6,566                     $  6,970
  Trade receivables, net of allowance for doubtful accounts                 8,551                        8,038
  Inventory of finished goods                                               6,521                        3,581
  Prepaid expenses and other current assets                                 9,496                        9,206
                                                                         --------                     --------
    Total current assets                                                   31,134                       27,795
Property, plant and equipment, net                                         78,581                       77,472
Intangible assets, net                                                     55,533                       54,481
Prepaid route rent and other assets                                        15,717                       15,641
                                                                         --------                     --------
    Total assets                                                         $180,965                     $175,389
                                                                         ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease
   obligations                                                           $  2,408                     $  2,409
  Trade accounts payable and accrued expenses                              14,905                       11,103
  Accrued route rent                                                        8,354                        8,672
  Deferred revenues and deposits                                            3,354                        2,066
                                                                         --------                     --------
    Total current liabilities                                              29,021                       24,250
Long-term debt and capital lease obligations                               84,421                       82,370
Deferred income taxes                                                      10,406                       11,075
Deferred retirement obligation                                                853                          827
Other liabilities                                                             125                           98
Commitments and contingencies (Note 4)                                          -                            -
Stockholders' equity:
  Preferred stock of Mac-Gray Corporation ($.01 par value,
    5 million shares authorized, no shares outstanding)                         -                            -
  Common stock of Mac-Gray Corporation ($.01 par value,
    30 million shares authorized, 13,443,754 issued and
    12,627,753 outstanding at December 31, 1999, and
    13,443,754  issued and 12,630,874 outstanding at
    March 31, 2000)                                                           134                          134
  Additional capital                                                       68,540                       68,518
  Retained earnings (deficit)                                              (2,935)                      (2,320)
                                                                         --------                     --------
                                                                           65,739                       66,332
  Less common stock in treasury, at cost                                   (9,600)                      (9,563)
                                                                         --------                     --------
    Total stockholders' equity                                             56,139                       56,769
                                                                         --------                     --------
Total liabilities and stockholders' equity                               $180,965                     $175,389
                                                                         ========                     ========

   The accompanying notes are an integral part of these financial statements

                             MAC-GRAY CORPORATION
             CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                     (In thousands, except per share data)


                                                           Three months ended
                                                                March 31,
                                                         ---------------------
                                                         1999             2000
                                                         ----             ----
Revenue:
  Route revenue                                         27,825           27,174
  Sales revenue                                          7,510            8,206
  Other                                                  2,044            1,833
                                                       -------          -------
    Total revenue                                      $37,379          $37,213
                                                       -------          -------
Cost of revenue:
     Route related expenses                             19,007           18,643
     Depreciation and amortization                       4,292            4,729
     Cost of product sales                               4,849            5,522
                                                       -------          -------
          Total cost of revenue                         28,148           28,894
                                                       -------          -------
Gross margin                                             9,231            8,319
                                                       -------          -------
Selling, general and administration                      5,423            5,562
                                                       -------          -------
Income from operations                                   3,808            2,757
Interest and other expense, net                         (1,448)          (1,581)
                                                       -------          -------
Income before provision for income taxes                 2,360            1,176
Provision for income taxes                                 985              561
                                                       -------          -------
Net income                                             $ 1,375          $   615
                                                       -------          -------
Net income per common share - basic                      $0.11            $0.05
                                                       =======          =======
Weighted average common shares outstanding              12,751           12,630
                                                       =======          =======
Net income per common share - diluted                    $0.11            $0.05
                                                       =======          =======
Weighted average common shares outstanding - diluted    12,776           12,630
                                                       =======          =======

   The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                       (In thousands, except share data)

                                                  Common stock                      Treasury Stock
                                    Number              Additional       Retained       Number
                                  of shares   Value      capital         earnings     of shares     Cost     Total
                                --------------------------------------------------------------------------------------
Balance, December 31, 1999        12,627,753   $134      $68,540         ($2,935)      816,001     ($9,600)   $56,139
  Net income                                                                 615                                  615
  Stock granted                        3,121                 (22)                       (3,121)         37         15
                                --------------------------------------------------------------------------------------
Balance, March 31, 2000           12,630,874   $134      $68,518         ($2,320)      812,880     ($9,563)   $56,769
                                ======================================================================================

   The accompanying notes are an integral part of these financial statements

                             MAC-GRAY CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)



                                                             Three Months Ended
                                                                  March 31,
                                                            -------------------
                                                            1999           2000
                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 1,375        $   615
    Adjustments to reconcile net income to net cash
       flows provided by operating activities:
  Depreciation and amortization                            4,525          5,048
  Loss (gain) on sale of assets                              (44)           (45)
  Deferred income taxes                                      451            461
  Decrease in accounts receivable                          1,721            513
  Decrease (increase) in inventory                        (1,443)         2,940
  Decrease (increase) in prepaid expenses and other
       assets                                             (2,552)           167
  Increase (decrease) in accounts payable, accrued
       route rent and accrued expenses                       613         (3,484)
  Increase in deferred revenues and customer deposits     (1,453)        (1,288)
                                                         -------        -------
    Net cash flows provided by operating activities        3,193          4,927
                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (3,327)        (2,566)
  Proceeds from sale of property and equipment               146            194
                                                         -------        -------
    Net cash flows used in investing activities           (3,181)        (2,372)
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease
       obligations                                          (595)          (497)
  Advances (payments) on line-of-credit, net              11,206         (1,654)
  Purchase of redeemable common stock                     (7,645)             -
  Repurchase of common stock                              (1,042)             -
                                                         -------        -------
    Net cash flows provided by (used for) financing
       activities                                          1,924         (2,151)
                                                         -------        -------

Increase in cash and cash equivalents                      1,936            404
Cash and cash equivalents, beginning of period             6,181          6,566
                                                         -------        -------
Cash and cash equivalents, end of period                   8,117          6,970
                                                         =======        =======

   The accompanying notes are an integral part of these financial statements

                             MAC-GRAY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (In thousands, except per share data)


1.   BASIS OF PRESENTATION

     In the opinion of the management of Mac-Gray Corporation (the "Company" or "Mac-Gray"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) which are necessary to present fairly the Company's financial position as of March 31, 2000 and December 31, 1999 and the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's fiscal 1999 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

     The Company generates the majority of its revenue from card and coin-operated laundry and reprographics equipment located in the Northeastern, Midwestern and Southeastern United States. A large portion of its revenue is also derived from the sale and lease of the Company's MicroFridge(R) product lines. The Company's principal customer base is the multi-housing market, which consists of apartments, condominium units, colleges and universities. The Company also sells, services and leases commercial laundry equipment to commercial laundromats and institutions. The majority of the Company's purchases of laundry equipment is from one supplier.

2.   LONG TERM DEBT

     The 1998 Credit Facility provides for borrowings under a revolving line of credit of up to $90,000.

     The 1998 Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The Company was in compliance with the terms of the credit agreement as of March 31, 2000. The balance outstanding under the 1998 Credit Facility was $79,452 at March 31, 2000. Long term debt also includes various notes payable totaling $2,955 at December 31, 1999 and $2,824 at March 31, 2000 and various unsecured notes payable to former shareholders totaling $987 at December 31, 1999 and $809 at March 31, 2000.

3.   DEFERRED RETIREMENT OBLIGATION

     The deferred retirement obligation at March 31, 2000 and December 31, 1999 relates to payments due to a former shareholder of the Company in connection with a retirement agreement which provides for annual payments of $104 until the death of the former shareholder. The liability at March 31, 2000 and December 31, 1999 has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

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

                             MAC-GRAY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (In thousands, except per share data)


5.   EARNINGS PER SHARE

     A reconciliation of the weighted average number of common shares outstanding is as follows:

                                                                             For the Three Months Ended March 31, 2000
                                                                  -------------------------------------------------------------
                                                                         Income                  Shares              Per-Share
                                                                      (Numerator)            (Denominator)            Amount
                                                                  -----------------      -------------------      -------------
Net income available to common stockholders - basic                            $615                   12,630              $0.05
                                                                  =================      ===================      =============

Effect of dilutive securities:
  Stock options                                                                                            0
                                                                                         -------------------
Net income available to common stockholders - diluted                          $615                   12,630              $0.05
                                                                  =================      ===================      =============
                                                                             For the Three Months Ended March 31, 1999
                                                                  -------------------------------------------------------------
                                                                         Income                  Shares              Per-Share
                                                                      (Numerator)            (Denominator)            Amount
                                                                  -----------------      -------------------      -------------
Net income available to common stockholders - basic                          $1,375                   12,751              $0.11
                                                                  =================      ===================      =============

Effect of dilutive securities:
  Stock options                                                                                           25
                                                                                         -------------------
Net income available to common stockholders - diluted                        $1,375                   12,776              $0.11
                                                                  =================      ===================      =============

6.   REPURCHASE OF COMMON STOCK

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

     There are no intersegment revenues.

     The table below presents information about the reported operating income of Mac-Gray for the three months ended March 31, 2000 and 1999.

                                     Three months ended March 31, 2000
                             ------------------------------------------------
                              Laundry and
                             Reprographics        MicroFridge(R)        Total
                             -------------        --------------        -----
Revenues                        $31,122               $6,091          $37,213
Gross margin                      6,286                2,033            8,319
                                     Three months ended March 31, 1999
                             ------------------------------------------------
                              Laundry and
                             Reprographics        MicroFridge(R)        Total
                             -------------        --------------        -----
Revenues                        $30,688               $6,691          $37,379
Gross margin                      6,852                2,379            9,231

  The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                                   1999                2000
                                                   -----               -----
Income
  Total gross margin for reportable segments    $  9,231            $  8,319
  Operating expenses                              (5,423)             (5,562)
  Interest expense, net                           (1,407)             (1,580)
  Other expense, net                                 (41)                 (1)
                                                --------            --------
Income before provision for income taxes        $  2,360            $  1,176
                                                ========            ========
                                               December 31,          March 31,
                                                   1999                2000
                                                   ----                ----
Assets
  Laundry                                       $131,700            $128,986
  MicroFridge(R)                                  16,863              14,236
                                                --------            --------
    Total for reportable segments                148,563             143,222
  Corporate (1)                                   31,765              31,324
  Deferred income taxes                              637                 843
                                                --------            --------
Total assets                                    $180,965            $175,389
                                                ========            ========

(1)  Principally cash, prepaid expenses and property, plant & equipment.

                             MAC-GRAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (In thousands, except per share data)

8.   COMPREHENSIVE INCOME

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" (SFAS 130) in June 1997. The Company adopted SFAS 130 for fiscal 1998. SFAS 130 requires presentation of certain information related to comprehensive income. For the three months ended March 31, 2000 and 1999, the Company had no other comprehensive income as defined by SFAS 130, therefore there is no impact on the Company's balance sheet and income statement.

9.   RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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

OVERVIEW

     Mac-Gray derives its revenue principally through the operation and maintenance of amenities in multiple housing units, including laundry and MicroFridge products. Mac-Gray also operates card and coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge equipment under long-term leases with property owners, colleges and universities and governmental agencies. Mac-Gray's laundry services business consists of laundry equipment located in 32 states. Mac-Gray's reprographics business is concentrated in the northeast, Florida and Texas. Mac-Gray's MicroFridge business consists of leased units located throughout the United States as well as sales of its MicroFridge product line.

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

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

     Revenue. Revenue decreased by $166 to $37,213 for the three months ended March 31, 2000 from the three months ended March 31, 1999. This decrease is related to a decrease in route revenue, which is made up of money collected through coin- and card-operated equipment in the laundry and reprographics divisions. Laundry route revenue decreased by $651 as compared to 1999 due primarily to changes in operating procedures designed to improve that division's overall efficiency. These changes included improvements to the collection, service and other procedures. The Company believes that these changes have created operating expense savings, greater customer satisfaction and more predictable collection cycles. The reprographics division also generated less route revenue than a year ago due primarily to less volume at existing accounts, caused by the availability of free laser printer copies at many college libraries. Sales revenue increased $696, or 9%, from the three months ended March 31, 1999, due primarily to an increase in sales by the laundry division.

     Route Related Expenses. Route related expenses include rent paid to route customers as well as those costs associated with installing and servicing machines and the costs of collecting, counting and depositing route revenue. Route related expenses decreased $364, or 2% for the three months ended March 31, 2000 from the three months ended March 31, 1999. This decrease was primarily the net effect of the decrease in expenses associated with the decrease in route revenue, and an increase in expenses associated with the increase in the number of machines in service on March 31, 2000 as compared to March 31, 1999.

     Depreciation and Amortization. Depreciation and amortization increased by $437, or 10%, to $4,729 for the three months ended March 31, 2000 from the three months ended March 31, 1999. The increase was primarily attributable to machines associated with new laundry route contracts and machines used to replace existing equipment. Also affecting depreciation and amortization was the acquisitions of businesses during the latter half of 1999.

     Selling, General and Administration. Selling, general and administration expenses increased by $139, or 3%, to $5,562 for the three months ended March 31, 2000 from the three months ended March 31, 1999. The increase was the net of several changes in selling, general and administration spending, including increases in salaries, associated taxes and benefits, reserves for doubtful accounts, and decrease in marketing expenses.

     Interest and Other Expense. Interest and other expense, net of interest and other income, increased by $133, or 9%, to $1,581 for the three months ended March 31, 2000 from the three months ended March 31, 1999. This increase is primarily related to an increase in the average outstanding borrowings caused by internal growth and business acquisitions, which occurred in the second half of 1999, and an increase in the average interest rates charged the Company in the period ended March 31, 2000 as compared to a year ago.

     Provision for Income Taxes. The provision for income taxes decreased by $424, or 43%, to $561 for the three months ended March 31, 2000 from the three months ended March 31, 1999. This decrease is due to the corresponding decrease in taxable income from $2,360 for the three months ended March 31, 1999 to $1,176 for the first quarter of 2000. The effective tax rate for the period ended March 31, 2000 is 48% as compared to 42% for the same period in 1999 due to non-deductible expenses, primarily amortization of intangible assets associated with acquired businesses, making up a larger portion of total taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

     Mac-Gray's primary sources of cash since December 31, 1999 have been operating activities and bank borrowings. The Company's primary uses of cash have been the purchase of new laundry equipment, MicroFridge equipment, reprographics equipment and smart card based payment systems. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on any outstanding indebtedness, as well as capital expenditures. To help mitigate the effect of possible higher interest rates in the future, on February 18, 2000, the Company negotiated interest rate swaps which fixed the interest rates on $20,000 of outstanding borrowings for 3 years and $20,000 of outstanding borrowings for 5 years.

     Cash flows provided by operations were $4,927 and $3,193 for the three months ended March 31, 2000 and 1999, respectively. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, offset by route rent, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The increase from 1999 to 2000 is primarily attributable to an overall improvement in the Company's financial performance that is further enhanced by an increase in depreciation and amortization which is a non-cash expense.

     Cash used in investing activities was $2,372 and $3,181 for the three months ended March 31, 2000 and 1999, respectively. Capital expenditures were $2,566 and $3,327 for the three months ended March 31, 2000 and 1999, respectively. The decrease in capital expenditures was due to the average cost of equipment placed in service decreasing in the first quarter of 2000 as compared to the same period a year ago.

     Net cash flows from financing activities consist primarily of proceeds from and repayments of bank borrowing, netting to a reduction of the revolving line of credit and other debt of $2,141 for the three months ended March 31, 2000. This decrease was due to improved overall management of working capital, in particular operating practices which led to inventory reductions of $2,940 since December 31, 1999. For the period ended March 31, 1999 financing activities consisted primarily of proceeds from and repayment of bank borrowing and capital stock transactions. Capital stock transactions in the period ended March 31, 1999 included the use of $7,645 of borrowings to purchase redeemable common stock.

     The Company's current loan agreement provides for maximum borrowing of $90,000. As of March 31, 2000 the available balance was $9,844. Although the Company expects to fund its operations, debt service obligations, internal growth, and acquisitions through cash generated from operations and the available loan balance, it may be necessary to postpone some capital spending or acquisitions until adequate cash is generated from operations or a new credit facility is obtained. In April 2001, the Company's current loan agreement converts to a term loan, payable over two years. Currently the Company is investigating alternatives to its current loan agreement in order to replace it prior to its conversion to a term loan. The Company was in compliance with the terms of the credit agreement as of March 31, 2000. The blended interest rate in effect at March 31, 2000 was approximately 8.0%.

Item 3.

                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                  MARKET RISK

     The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. There have been no material changes in market risk exposures from the information disclosed in the Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibits are being filed as part of this Form 10-Q:

         EXHIBIT NO.    DESCRIPTION
         -----------    -----------

         27.1  Financial Data Schedule for the three months ended March 31, 2000

         (b)   Reports on Form 8-K

               None

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                  MAC-GRAY CORPORATION
May 15, 2000                      /s/ Michael J. Shea
                                  --------------------
                                  Michael J. Shea
                                  Executive Vice President, Chief
                                   Financial Officer and Treasurer
                                   (On behalf of registrant and as principal
                                   financial officer)