Form 10-Q
period 2000-06-30
MAC-GRAY CORP
filed 2000-08-14
CIK 1038280

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                  Yes /X/ No / /

      The number of shares outstanding of each of the issuer's classes of common stock as of the close date of business on August 11, 2000:


           Class                                       Number of Shares
           -----                                       ----------------
Common Stock,   $.01 Par Value                            12,634,943

                                      INDEX


PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999

                    Condensed Consolidated Income Statements (unaudited) for the Three and Six Months Ended June 30, 2000 and 1999

                    Condensed Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2000 (unaudited)

                    Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2000 and 1999

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

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk

PART II   OTHER INFORMATION

          Item 4. Submission of Matters to Security Holders

          Item 6. Exhibits and Reports on Form 8-K

          Signature

Item 1.  Financial Statements

                              MAC-GRAY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     DECEMBER 31,          JUNE 30,
                                                                                         1999                2000
                                                                                     ------------         -----------
                                                                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                           $   6,566           $   5,638
  Trade receivables, net of allowance for doubtful accounts                               8,551               9,504
  Inventory of finished goods                                                             6,521               4,587
  Prepaid expenses and other current assets                                               9,496               8,492
                                                                                      ---------           ---------
    Total current assets                                                                 31,134              28,221
Property, plant and equipment, net                                                       78,581              75,891
Intangible assets, net                                                                   55,533              53,443
Prepaid route rent and other assets                                                      15,717              18,188
                                                                                      =========           =========
    Total assets                                                                      $ 180,965           $ 175,743
                                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease obligations                     $   2,408           $   7,185
  Trade accounts payable and accrued expenses                                            14,905              13,288
  Accrued route rent                                                                      8,354               8,053
  Deferred revenues and deposits                                                          3,354                 724
                                                                                      ---------           ---------
    Total current liabilities                                                            29,021              29,250
Long-term debt and capital lease obligations                                             84,421              75,951
Deferred income taxes                                                                    10,406              11,919
Deferred retirement obligation                                                              853                 801
Other liabilities                                                                           125                  73
Commitments and contingencies (Note 4)                                                     --                  --
Stockholders' equity:
  Preferred stock of Mac-Gray Corporation ($.01 par value, 5
    million shares authorized, no shares outstanding)                                      --                  --
  Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 12,627,753 outstanding at December 31,
    1999, and 13,443,754 issued and 12,633,228 outstanding at June 30, 2000)                134                 134
  Additional capital                                                                     68,540              68,498
  Accumulated Deficit                                                                    (2,935)             (1,347)
                                                                                      ---------           ---------
                                                                                         65,739              67,285
  Less common stock in treasury, at cost                                                 (9,600)             (9,536)
                                                                                      ---------           ---------
    Total stockholders' equity                                                           56,139              57,749
                                                                                      =========           =========
Total liabilities and stockholders' equity                                            $ 180,965           $ 175,743
                                                                                      =========           =========




    The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 Three months ended                  Six months ended
                                                                     June 30,                           June 30,
                                                               1999              2000            1999              2000
                                                              -------          -------          -------          -------

Revenue                                                       $37,273          $39,086          $74,652          $76,299
Cost of revenue:
     Cost of route revenues                                    16,331           18,096           35,338           36,739
     Depreciation and amortization                              4,505            4,862            8,797            9,591
     Cost of products sold                                      8,468            7,540           13,317           13,062
                                                              -------          -------          -------          -------
          Total cost of revenue                                29,304           30,498           57,452           59,392
                                                              -------          -------          -------          -------
     Selling, general and administration expenses               5,048            5,327           10,471           10,889
                                                              -------          -------          -------          -------

Income from operations                                          2,921            3,261            6,729            6,018
Interest and other expenses, net                                1,587            1,502            3,035            3,083
                                                              -------          -------          -------          -------
Income before provision for income taxes                        1,334            1,759            3,694            2,935
                                                              -------          -------          -------          -------
Provision for income taxes                                        604              786            1,589            1,347
                                                              -------          -------          -------          -------
Net Income                                                    $   730          $   973          $ 2,105          $ 1,588
                                                              =======          =======          =======          =======
Net income per common share - basic                           $  0.06          $  0.08          $  0.17          $  0.13
                                                              =======          =======          =======          =======
Weighted average common shares outstanding - basic             12,636           12,632           12,693           12,631
                                                              =======          =======          =======          =======
Net income per common share - diluted                         $  0.06          $  0.08          $  0.17          $  0.13
                                                              =======          =======          =======          =======
Weighted average common shares outstanding - diluted           12,636           12,633           12,693           12,632
                                                              =======          =======          =======          =======


    The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            Common stock                        Treasury Stock
                                                  Number    Value   Additional    Retained        Number       Cost      Total
                                               of shares               capital    earnings     of shares
                                           ------------------------------------------------------------------------------------

Balance, December 31, 1999                    12,627,753     $134      $68,540    ($2,935)       816,001   ($9,600)    $56,139
  Net income                                                                         1,588                               1,588
  Stock granted                                    5,475                  (42)                   (5,475)         64         22
                                           ------------------------------------------------------------------------------------
Balance, June 30, 2000                        12,633,228     $134      $68,498    ($1,347)       810,526   ($9,536)    $57,749
                                           ====================================================================================





















    The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                Six Months Ended June 30,
                                                                                  1999              2000
                                                                               --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  2,105           $  1,588
    Adjustments to reconcile net income to net cash flows provided by operating activities:
    Depreciation and amortization                                                 9,264             10,186
    Gain on sale of assets                                                         (207)              (233)
    Deferred income taxes                                                           284              1,274
    Decrease (increase) in accounts receivable                                    1,206               (953)
    (Increase) decrease in inventory                                             (3,994)             1,956
    Increase in prepaid expenses and other assets                                (7,366)            (2,062)
    Increase (decrease) in accounts payable, accrued route rent and
    accrued expenses                                                              2,786             (1,918)
    Decrease in deferred revenues and customer deposits                          (2,880)            (2,630)
                                                                               --------           --------
       Net cash flows provided by operating activities                            1,198              7,208
                                                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (8,280)            (5,628)
  Acquisition of businesses                                                      (3,000)              --
  Proceeds from sale of property and equipment                                      587              1,629
                                                                               --------           --------
    Net cash flows used in investing activities                                 (10,693)            (3,999)
                                                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations                       (1,359)            (1,410)
  Advances (payments) on line-of-credit, net                                     19,354             (2,727)
  Purchase of redeemable common stock                                            (7,645)              --
  Repurchase of common stock                                                     (1,269)              --
                                                                               --------           --------
    Net cash flows provided by (used in) financing activities                     9,081             (4,137)
                                                                               --------           --------

Decrease in cash and cash equivalents                                              (414)              (928)
Cash and cash equivalents, beginning of period                                    6,181              6,566
                                                                               ========           ========
Cash and cash equivalents, end of period                                       $  5,767           $  5,638
                                                                               ========           ========








    The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   BASIS OF PRESENTATION

     In the opinion of the management of Mac-Gray Corporation (the "Company" or "Mac-Gray"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) which are necessary to present fairly the Company's financial position as of June 30, 2000 and December 31, 1999 and the results of its operations and cash flows for the three and six month periods ended June 30, 2000 and 1999. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's fiscal 1999 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.   LONG TERM DEBT

     On June 29, 2000 the Company refinanced its outstanding Senior Secured Credit Facility with a group of banks. This transaction retired the April 23, 1998 Senior Facility which was due to convert to a term loan in April 2001.

     This new revolving line of credit and term loan Facility (the "2000 Senior Secured Credit Facility") provides for borrowings of up to $100,000. The 2000 Senior Secured Credit Facility provides for borrowings under a three-year revolving line of credit of up to $65,000, and includes a five-year $35,000 Senior Secured Term Loan Facility.

     Outstanding indebtedness under the 2000 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the i) prime rate plus 0.25%, or ii) LIBOR plus 2.25%. If certain financial ratio targets are met in 2001 and beyond, these interest rate applicable margins will decrease.

     The 2000 Senior Secured Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The 2000 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2000 Senior Secured Credit Facility is subject to certain financial and operational covenants with which the Company was in compliance at June 30, 2000.

     The 2000 Senior Secured Credit Facility contains a commitment fee equal to one quarter of one percent (0.25%) per annum of the average daily unused portion of the Credit Facility.

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


     As of June 30, 2000, the available balance of the 2000 Senior Secured Credit Facility was $20,921.

     The 2000 Senior Secured Credit Facility Term Loan portion amortizes as follows:


     2000 .......................................................... $ 2,500
     2001 ..........................................................   5,500
     2002 ..........................................................   6,500
     2003 ..........................................................   7,500
     2004 ..........................................................   8,500
     2005 ..........................................................   4,500
                                                                     -------
                                                                     $35,000
                                                                     =======


     Long-term debt also includes various notes payable totaling $2,955 at December 31, 1999, and $2,066 at June 30, 2000, and various unsecured notes payable to former shareholders totaling $987 at December 31, 1999, and $809 at June 30, 2000.

3.   DEFERRED RETIREMENT OBLIGATION

     The deferred retirement obligation at June 30, 2000 and December 31, 1999 relates to payments due to a former shareholder of the Company in connection with a retirement agreement which provides for annual payments of $104 until the death of the former shareholder. The liability at June 30, 2000 and December 31, 1999 has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

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

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


5.   EARNINGS PER SHARE

     A reconciliation of the weighted average number of common shares outstanding is as follows:

                                                             For the Three Months Ended June 30, 2000
                                                             -----------------------------------------
                                                               Income          Shares        Per-Share
                                                             (Numerator)    (Denominator)     Amount
                                                             -----------    -------------    ---------
Net income available to common stockholders - basic            $  973          12,632          $0.08
                                                               ======          ======          =====
Effect of dilutive securities:
  Stock options                                                                     1
                                                                               ------
Net income available to common stockholders - diluted          $  973          12,633          $0.08
                                                               ======          ======          =====


                                                              For the Three Months Ended June 30, 1999
                                                             -------------------------------------------
                                                               Income          Shares          Per-Share
                                                             (Numerator)    (Denominator)        Amount
                                                             -----------    -------------    -----------
Net income available to common stockholders - basic            $  730          12,636          $0.06
                                                               ======          ======          =====
Net income available to common stockholders - diluted          $  730          12,636          $0.06
                                                               ======          ======          =====


                                                              For the Six Months Ended June 30, 2000
                                                             -----------------------------------------
                                                               Income          Shares        Per-Share
                                                             (Numerator)    (Denominator)     Amount
                                                             -----------    -------------    ---------
Net income available to common stockholders - basic            $1,588          12,631          $0.13
                                                               ======          ======          =====
Effect of dilutive securities:
  Stock options                                                                     1
                                                                               ------
Net income available to common stockholders - diluted          $1,588          12,632          $0.13
                                                               ======          ======          =====


                                                               For the Six Months Ended June 30, 1999
                                                             -------------------------------------------
                                                               Income          Shares          Per-Share
                                                             (Numerator)    (Denominator)        Amount
                                                             -----------    -------------    -----------
Net income available to common stockholders - basic            $2,105          12,693          $0.17
                                                               ======          ======          =====
Net income available to common stockholders - diluted          $2,105          12,693          $0.17
                                                               ======          ======          =====

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


6.   SEGMENT INFORMATION

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

     Revenue for the Reprographics business unit totaled $1,666 and $1,400 for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 revenue was $3,500, as compared to $3,285 for the same period in 1999. Operational similarities in the Laundry and Reprographics business units create several synergies which, for reporting purposes, makes it difficult to estimate separate gross margins.

     There are no intersegment revenues.

     The table below presents information about the reported operating income of Mac-Gray for the three and six months ended June 30, 2000 and 1999.


                                        FOR THE THREE    FOR THE THREE     FOR THE SIX     FOR THE SIX
                                        MONTHS ENDED      MONTHS ENDED     MONTHS ENDED    MONTHS ENDED
                                      -------------------------------------------------------------------
                                           JUNE 30,          JUNE 30,        JUNE 30,        JUNE 30,
                                             1999              2000            1999            2000
Revenues:
Laundry and Reprographics                    $27,561           $30,107         $58,249           $61,229
MicroFridge(R)                                 9,712             8,979          16,403            15,070
                                      ---------------   ---------------  --------------   ---------------
Total                                         37,273            39,086          74,652            76,299
Gross Margin:
Laundry and Reprographics                      4,487             5,328          11,337            11,614
MicroFridge(R)                                 3,482             3,260           5,863             5,293
                                      ---------------   ---------------  --------------   ---------------
Total                                          7,969             8,588          17,200            16,907
Selling, general and
administrative expenses                        5,048             5,327          10,471            10,889
Interest and other expenses, net               1,587             1,502           3,035             3,083
                                      ---------------   ---------------  --------------   ---------------
Income before provision for taxes            $ 1,334           $ 1,759         $ 3,694           $ 2,935
                                      ---------------   ---------------  --------------   ---------------


                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       December 31,         June 30,
                                                           1999               2000
                                                      ----------------     ------------
Assets
  Laundry and Reprographics                                 $ 131,700        $ 126,308
  MicroFridge(R)                                               16,863           17,624
                                                      ----------------     ------------
    Total for reportable segments                             148,563          143,932
  Corporate (1)                                                31,765           30,936
  Deferred income taxes                                           637              875
                                                      ================     ============
Total assets                                                 $180,965         $175,743
                                                      ================     ============


(1) Principally cash, prepaid expenses and property, plant & equipment.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include: ability to meet future capital requirements; dependence upon certain suppliers; lease renewals; retention of senior executives; market acceptance of new products and services; implementation of acquisition strategy; integration of acquired businesses; and those factors discussed in Mac-Gray's filings with the Securities and Exchange Commission ("SEC"). The historical financial information presented herein represents the consolidated results of Mac-Gray. The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto presented elsewhere in this report and with the annual financial statements and related notes previously filed by Mac-Gray with the SEC on its Annual Report on Form 10-K.

OVERVIEW

     Mac-Gray derives its revenue principally through the operation and maintenance of amenities in multiple housing units, including laundry and MicroFridge products. Mac-Gray also operates card and coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge equipment under long-term leases with property owners, colleges and universities and governmental agencies. Mac-Gray's laundry services business consists of laundry equipment located in 30 states and the District of Columbia. Mac-Gray's reprographics business is concentrated in the northeast, Florida and Texas. Mac-Gray's MicroFridge business consists of leased units located throughout the United States as well as sales of its MicroFridge product line.

     Mac-Gray also derives revenue as a distributor of commercial laundry equipment manufactured by Maytag Corporation and other laundry equipment manufacturers. Additionally, the Company sells or rents laundry equipment to restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities.

     The MicroFridge division derives revenue through the sale and rental of its MicroFridge products to colleges and universities, military bases, assisted living facilities and the hotel and motel market.

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

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999.

     REVENUE. Revenue increased by $1,813, or 5%, to $39,086 for the three months ended June 30, 2000 from the three months ended June 30, 1999. Revenue increased by $1,647, or 2%, to $76,299 for the six months ended June 30, 2000 from the six months ended June 30, 1999. This increase is related to an increase in route revenue, which is made up of money collected through coin and card-operated equipment, of $2,609, or 11%, from the three months ended June 30, 1999, and $1,958, or 4%, from the six months ended June 30, 1999, due primarily to additional revenue as a result of internal growth of equipment placed in service and two Midwest acquisitions made late in the second quarter of 1999, improved operating efficiencies in the Laundry Route business, and improved performance of the Reprographics business unit. Sales revenue decreased $783, or 6%, from the three months ended June 30, 1999, and $87, or 0.4%, from the six months ended June 30, 1999, due to normal timing issues in the MicroFridge division.

     ROUTE RELATED EXPENSES. Route related expenses include rent paid to route customers as well as those costs associated with installing and servicing machines and the costs of collecting, counting and depositing route revenue. Route related expenses increased $1,765, or 11%, to $18,096 for the three months ended June 30, 2000 from the three months ended June 30, 1999, and $1,401, or 4%, to 36,739 for the six months ended June 30, 2000 from the six months ended June 30, 1999. This increase was primarily related to an increase in route rent expense which is tied to the increase in route revenue, and significant increases in fuel expense.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $357, or 8%, to $4,862 for the three months ended June 30, 2000 from the three months ended June 30, 1999, and $794, or 9%, to $9,591 for the six months ended June 30, 2000 from the six months ended June 30, 1999. The increase was primarily attributable to growth of the Company's machine base associated with new laundry route contracts and new machines used to replace existing equipment. Also affecting depreciation and amortization was the acquisitions of businesses during the latter half of 1999.

     SELLING, GENERAL AND ADMINISTRATION. Selling, general and administration expenses increased by $279, or 6%, to $5,327 for the three months ended June 30, 2000 from the three months ended June 30, 1999, and $418, or 4% for the six months ended June 30, 2000 from the six months ended June 30, 1999. The increase was the net of several changes in selling, general and administration spending, including increases in salaries, associated taxes and benefits, temporary help and outside services, and reserves for doubtful accounts.

     INTEREST AND OTHER EXPENSE. Interest and other expense, net of interest and other income, decreased by $85, or 5%, to $1,502 for the three months ended June 30, 2000 from the three months ended June 30, 1999, and increased by $48, or 2%, to $3,083 for the six months ended June 30, 2000 from the six months ended June 30, 1999. This decrease for the three-month period is primarily related to a decrease in the Company's borrowing levels, offset by higher interest rates during 2000.

     During the second quarter of 2000, the Company concluded the sale of outlying and inefficient laundry route assets, comprising approximately 850 machines, in 28 locations - OH, IN, KY, MO, IA, SD, and southern IL. This sale represents a continuation of the Company's strategy of eliminating inefficient business in areas with poor infrastructure density and therefore focusing on improving profit margins, and resulted in a gain of $188 included in other expenses.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased by $182, or 30%, to $786 for the three months ended June 30, 2000 from the three months ended June 30, 1999, and decreased by $242, or 15%, for the six months ended June 30, 2000 from the six months ended June 30, 1999. This increase is due to the corresponding increase in pre-tax income from $1,334 for the three months ended June 30, 1999 to $1,759 for the second quarter of 2000. The effective tax rate for the period ended June 30, 2000 is 44.7% as compared to 45.3% for the same period in 1999. This decrease in the effective tax rate is due to non-deductible expenses, primarily amortization of intangible assets associated with acquired businesses, making up a lower portion of total taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

     Mac-Gray's primary sources of cash since December 31, 1999 have been operating activities and bank borrowings. The Company's primary uses of cash have been the purchase of new laundry equipment, MicroFridge equipment, reprographics equipment and smart card based payment systems. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on any outstanding indebtedness, as well as capital expenditures. To help mitigate the effect of possible higher interest rates in the future, on February 18, 2000, the Company negotiated interest rate swaps that fixed the interest rates on $20,000 of outstanding borrowings for 3 years and $20,000 of outstanding borrowings for 5 years.

     Cash flows provided by operations were $7,208 and $1,198 for the six months ended June 30, 2000 and 1999, respectively. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, offset by route rent, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The increase from 1999 to 2000 is primarily attributable to an overall improvement in the Company's financial performance, improved management of working capital, in particular operating practices which led to inventory reductions of $1,956 since December 31, 1999, and an increase in depreciation and amortization which is a non-cash expense.

     Cash used in investing activities was $3,999 and $10,693 for the six months ended June 30, 2000 and 1999, respectively. Capital expenditures were $5,628 and $8,280 for the six months ended June 30, 2000 and 1999, respectively. The decrease in capital expenditures was due to less equipment placed in service and the average cost of leases decreasing in the second quarter of 2000 as compared to the same period a year ago.

     Net cash flows from financing activities consist primarily of proceeds from and repayments of bank borrowing, netting to a reduction of the revolving line of credit and other debt. Cash used in financing activities was $4,137 for the six months ended June 30, 2000 and consisted of repayments of bank borrowings and payment of other long-term debt. For the six months ended June 30, 1999 financing activities consisted primarily of proceeds from and repayment of bank borrowing and capital stock transactions. Capital stock transactions in the period ended June 30, 1999 included the use of $7,645 of borrowings to purchase redeemable common stock.

     On June 29, 2000, the Company completed a new Senior Secured Credit Facility. The new facility for $100,000, which was arranged by FleetBoston Robertson Stephens, Inc., replaced the $90,000-Senior Credit Facility which had been in place since April 1998 and was scheduled to convert to a term loan in 2001. The banks involved in the new Facility are Fleet National Bank as Agent, Citizens Bank of Massachusetts, Banknorth Group, and KeyBank National Association. It is not anticipated that this additional borrowing capacity will be required for funding the operations of the Company, but rather will allow the Company additional flexibility for future investments in the Laundry Route business. At June 30, 2000 the Company's use of the Facility was $79,079. The Company was in compliance with the terms of the Facility as of June 30, 2000. The blended interest rate in effect at June 30, 2000 was approximately 8.3%.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Security Holders

          (a) The Company held its annual meeting of stockholders on May 24, 2000.

          (b)  The following directors were reelected:

               Stewart G. MacDonald, Jr.
               Eugene B. Doggett

               The following directors continued on in office after the annual stockholders meeting:

               John P. Leydon
               William M. Crozier, Jr.
               Jerry A. Schiller

          (c) The only matter voted upon at the annual meeting was the election of two Directors to hold office until the annual meeting of stockholders to be held in 2003. The vote cast was tabulated using 77 proxies representing 11,504,160 shares, or 85.57 percent of the eligible voting shares. The results of the vote were as follows:


               Director                                     Number of Shares/votes
               --------                            ----------------------------------------
                                                       For               Withheld Authority
               Stewart G. MacDonald, Jr.            8,366,471                 3,137,689
               Eugene B. Doggett                   11,441,839                    62,321


Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The following exhibits are being filed as part of this Form 10-Q:


         EXHIBIT NO.                DESCRIPTION
         -----------                -----------

           10.1 Revolving Credit and Term Loan Agreement, dated June 29, 2000, between Mac-Gray Corporation, Mac-Gray Services Inc., and Interion Corporation, Fleet National
                                    Bank and the other lending institutions
                                    named herein, and KeyBank National
                                    Association, as Documentation Agent,
                                    and FleetBoston Robertson Stephens Inc., as Arranger

           10.2                     Form of Pledge Agreement

           10.3                     Form of Security Agreement

           10.4                     Form of Revolving Credit Note

           10.5                     Form of Term Note

           27.1 Financial Data Schedule for the six months ended June 30, 2000

          (b)  Reports on Form 8-K

               None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                         MAC-GRAY CORPORATION

August 14, 2000


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