Form 10-Q
period 2000-09-30
MAC-GRAY CORP
filed 2000-11-14
CIK 1038280

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   (Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ----                      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                    DELAWARE
                          (State or other jurisdiction
                         incorporation or organization)

                                    04-3361982
                       (I.R.S. Employer Identification No.)

                    22 WATER STREET, CAMBRIDGE, MASSACHUSETTS
                    (Address of principal executive offices)

                                      02141
                                   (Zip Code)

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

                                        Yes_X__    No ___

                 The number of shares outstanding of each of the
              issuer's classes of common stock as of the close date
                        of business on November 13, 2000:


 CLASS                                               NUMBER OF SHARES
 -----                                               ----------------
 Common Stock, $.01 Par Value                        12,637,639



                                                         INDEX


PART I            FINANCIAL INFORMATION

                  Item 1.  Financial Statements
                           Condensed Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999

                           Condensed Consolidated Income Statements (unaudited) for the Three and Nine Months Ended
                           September 30, 2000 and 1999

                           Condensed Consolidated Statement of Stockholders' Equity for the Nine Months Ended September
                           30, 2000 (unaudited)

                           Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended
                           September 30, 2000 and 1999

                           Notes to Condensed Consolidated Financial Statements (unaudited)

                  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II           OTHER INFORMATION


                  Item 6.  Exhibits and Reports on Form 8-K

                  Signature

Item 1.  Financial Statements


                              MAC-GRAY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                      DECEMBER 31,            SEPTEMBER 30,
                                                                          1999                    2000
                                                                          ----                    ----

                                                                                               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                    $6,566                  $7,523
  Trade receivables, net of allowance for doubtful accounts                     8,551                  10,628
  Inventory of finished goods                                                   6,521                   3,921
  Prepaid expenses and other current assets                                     9,496                   9,148
                                                                   -------------------      ------------------
    Total current assets                                                       31,134                  31,220
Property, plant and equipment, net                                             78,581                  77,523
Intangible assets, net                                                         55,533                  53,253
Prepaid route rent and other assets                                            15,717                  17,537
                                                                   -------------------      ------------------
    Total assets                                                             $180,965                $179,533
                                                                   ===================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease obligations              $2,408                  $6,977
  Trade accounts payable and accrued expenses                                  14,905                  13,921
  Accrued route rent                                                            8,354                   8,456
  Deferred revenues and deposits                                                3,354                   2,794
                                                                   -------------------      ------------------
    Total current liabilities                                                  29,021                  32,148
Long-term debt and capital lease obligations                                   84,421                  75,591
Deferred income taxes                                                          10,406                  12,356
Deferred retirement obligation                                                    853                     775
Other liabilities                                                                 125                      48
Commitments and contingencies (Note 4)                                              -                       -
Stockholders' equity:
  Preferred stock of Mac-Gray Corporation ($.01 par value, 5                        -                       -
    million shares authorized, no shares outstanding)
  Common stock of Mac-Gray Corporation ($.01 par value, 30                        134                     134
    million shares authorized, 13,443,754 issued and 12,627,753 outstanding at December 31, 1999, and 13,443,754  issued and
   12,634,943 outstanding at September 30, 2000)
  Additional capital                                                           68,540                  68,485
  Retained earnings (deficit)                                                  (2,935)                   (488)
                                                                   -------------------      ------------------
                                                                               65,739                  68,131
  Less common stock in treasury, at cost                                       (9,600)                 (9,516)
                                                                   -------------------      -----------------
    Total stockholders' equity                                                 56,139                  58,615
                                                                   -------------------      ------------------
Total liabilities and stockholders' equity                                   $180,965                $179,533
                                                                   ===================      ==================




    The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       Three months ended                 Nine months ended
                                                                          September 30,                     September 30,
                                                                      1999            2000               1999            2000
                                                                      ----            ----               ----            ----

Revenue                                                                $35,805         $39,186           $110,457        $115,485
Cost of revenue:
     Cost of route revenues                                             17,555          17,493             52,893          54,232
     Depreciation and amortization                                       4,337           4,392             13,134          13,983
     Cost of products sold                                               6,242           8,461             19,559          21,523
                                                                  -------------    ------------      -------------   -------------
          Total cost of revenue                                         28,134          30,346             85,586          89,738
                                                                  -------------    ------------      -------------   -------------

     Selling, general and administration expenses                        5,543           5,384             16,014          16,273
                                                                  -------------    ------------      -------------   -------------

Income from operations                                                   2,128           3,456              8,857           9,474

Interest and other expenses, net                                         1,349           1,880              4,384           4,963
                                                                  -------------    ------------      -------------   -------------
Income before provision for income taxes                                   779           1,576              4,473           4,511
                                                                  -------------    ------------      -------------   -------------

Provision for income taxes                                                 313             717              1,902           2,064
                                                                  -------------    ------------      -------------   -------------
Net income                                                                $466            $859             $2,571          $2,447
                                                                  =============    ============      =============   =============
Net income per common share - basic                                      $0.04           $0.07              $0.20           $0.19
                                                                  =============    ============      =============   =============
Weighted average common shares outstanding - basic                      12,628          12,635             12,672          12,633
                                                                  =============    ============      =============   =============
Net income per common share - diluted                                    $0.04           $0.07              $0.20           $0.19
                                                                  =============    ============      =============   =============
Weighted average common shares outstanding - diluted                    12,628          12,635             12,681          12,633
                                                                  =============    ============      =============   =============







    The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                        STOCKHOLDERS' EQUITY (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         Common stock                        Treasury Stock
                                               Number    Value   Additional    Retained        Number       Cost      Total
                                            of shares               capital    earnings     of shares
                                                                              (deficit)
                                        ------------------------------------------------------------------------------------


Balance, December 31, 1999                 12,627,753     $134      $68,540     ($2,935)      816,001     ($9,600)  $56,139
  Net income (unaudited)                                                          2,447                               2,447
  Stock granted (unaudited)                     7,190                   (55)                   (7,190)         84        29
                                        ------------------------------------------------------------------------------------
Balance, September 30, 2000 (unaudited)    12,634,943     $134      $68,485       ($488)      808,811     ($9,516)  $58,615
                                        ====================================================================================




    The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                          1999        2000
                                                                          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  2,571    $  2,447
    Adjustments to reconcile net income to net cash flows provided by operating activities:
  Depreciation and amortization                                           13,835      14,890
  Gain on sale of assets                                                    (328)       (265)
  Deferred income taxes                                                    1,080       1,616
  Increase in accounts receivable                                           (192)     (2,077)
  (Increase) decrease in inventory                                        (1,124)      2,600
  Increase in prepaid expenses and other assets                           (8,627)     (2,334)
  Increase (decrease) in accounts payable, accrued route rent and          2,919        (882)
    accrued expenses
  Increase (decrease) in deferred revenues and customer deposits             886        (560)
                                                                        --------    --------
    Net cash flows provided by operating activities                       11,020      15,435
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (17,358)    (10,339)
  Acquisition of business, net of cash acquired                           (3,050)          -
  Proceeds from sale of property and equipment                               966       1,823
                                                                        --------    --------
    Net cash flows used in investing activities                          (19,442)     (8,516)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations                (2,105)     (2,004)
  Advances (payments) on line-of-credit, net                              22,134      (2,980)
  Cash paid for refinancing of long-term debt                                  -        (978)
  Repurchase of common stock                                              (1,269)          -
  Purchase of redeemable common stock                                     (7,645)          -
  Proceeds from exercise of options                                            5           -
                                                                        --------    --------
    Net cash flows provided by (used for)  financing activities           11,120      (5,962)
                                                                        --------    --------

Increase in cash and cash equivalents                                      2,698         957
Cash and cash equivalents, beginning of period                             6,181       6,566
                                                                        --------    --------
Cash and cash equivalents, end of period                                $  8,879    $  7,523
                                                                        ========    ========



    The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.       BASIS OF PRESENTATION

     In the opinion of the management of Mac-Gray Corporation (the "Company" or "Mac-Gray"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) which are necessary to present fairly the Company's financial position as of September 30, 2000 and December 31, 1999 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's fiscal 1999 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

     The Company generates the majority of its revenue from card and coin-operated laundry and reprographics equipment located in the Northeastern, Midwestern and Southeastern United States. A large portion of its revenue is also derived from the sale and lease of the Company's MicroFridge(R) product lines. The Company's principal customer base is the multi-housing market, which consists of apartments, condominium units, colleges and universities, military bases, hotels and motels. The Company also sells, services and leases commercial laundry equipment to commercial laundromats and institutions. The majority of the Company's purchases of laundry equipment is from one supplier.

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

     The 2000 Senior Secured Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The 2000 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2000 Senior Secured Credit Facility is subject to certain financial and operational covenants with which the Company was in compliance at September 30, 2000.

     The 2000 Senior Secured Credit Facility contains a commitment fee equal to one quarter of one percent (0.25%) per annum of the average daily unused portion of the Credit Facility.

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


     As of September 30, 2000, the available balance of the 2000 Senior Secured Credit Facility was $20,961.

     The 2000 Senior Secured Credit Facility Term Loan portion amortizes as follows:

     2000....................................................       $ 2,500
     2001....................................................         5,500
     2002....................................................         6,500
     2003....................................................         7,500
     2004....................................................         8,500
     2005....................................................         4,500
                                                                    -------
                                                                    $35,000
                                                                    =======

     Long-term debt also includes various notes payable totaling $2,955 at December 31, 1999, and $2,509 at September 30, 2000, and various unsecured notes payable to former shareholders totaling $987 at December 31, 1999, and $428 at September 30, 2000.

3     DEFERRED RETIREMENT OBLIGATION

      The deferred retirement obligation at September 30, 2000 and December 31, 1999 relates to payments due to a former shareholder of the Company in connection with a retirement agreement which provides for annual payments of $104 until the death of the former shareholder. The liability at September 30, 2000 and December 31, 1999 has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

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

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

5.       EARNINGS PER SHARE

         A reconciliation of the weighted average number of common shares outstanding is as follows:


                                                                         For the Three Months Ended September 30, 2000
                                                                       --------------------------------------------------
                                                                          Income              Shares          Per-Share
                                                                        (Numerator)       (Denominator)         Amount
                                                                       --------------    -----------------    -----------


Net income available to common stockholders - basic                            $ 859               12,635         $ 0.07
                                                                       ==============    =================    ===========

Net income available to common stockholders - diluted                          $ 859               12,635         $ 0.07
                                                                       ==============    =================    ===========



                                                                         For the Three Months Ended September 30, 1999
                                                                       --------------------------------------------------
                                                                          Income              Shares          Per-Share
                                                                        (Numerator)       (Denominator)         Amount
                                                                       --------------    -----------------    -----------

Net income available to common stockholders - basic                            $ 466               12,628         $ 0.04
                                                                       ==============    =================    ===========

Net income available to common stockholders - diluted                          $ 466               12,628         $ 0.04
                                                                       ==============    =================    ===========



                                                                         For the Nine Months Ended September 30, 2000
                                                                       --------------------------------------------------
                                                                          Income              Shares          Per-Share
                                                                        (Numerator)       (Denominator)         Amount
                                                                       --------------    -----------------    -----------

Net income available to common stockholders - basic                          $ 2,447               12,633         $ 0.19
                                                                       ==============    =================    ===========

Net income available to common stockholders - diluted                        $ 2,447               12,633         $ 0.19
                                                                       ==============    =================    ===========


                                                                         For the Nine Months Ended September 30, 1999
                                                                       --------------------------------------------------
                                                                          Income              Shares          Per-Share
                                                                        (Numerator)       (Denominator)         Amount
                                                                       --------------    -----------------    -----------

Net income available to common stockholders - basic                          $ 2,571               12,672         $ 0.20
                                                                       ==============    =================    ===========
Effect of dilutive securities:
  Stock options                                                                                         9
                                                                                         -----------------
Net income available to common stockholders - diluted                        $ 2,571               12,681         $ 0.20
                                                                       ==============    =================    ===========


                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


6.       SEGMENT INFORMATION

     The Company operates three business units which are based on the Company's different product and service categories: Laundry, MicroFridge(R) and Reprographics. These three business units have been aggregated into two reportable segments ("Laundry and Reprographics" and "MicroFridge(R)"). The Laundry and Reprographics business units have been aggregated into one reportable segment (Laundry and Reprographics) since the long-term financial performance of these divisions are affected by similar economic conditions. The Laundry segment provides coin and card-operated laundry equipment to multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Laundry business unit also operates as a distributor of and provides service to commercial laundry equipment in public laundromats, as well as institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities. The Reprographics business unit provides coin and card-operated reprographics equipment to academic and public libraries. The MicroFridge(R) segment sells and leases its own patented and proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes colleges and universities, government, hotel, motel and assisted living facilities.

     Revenue for the Reprographics business unit totaled $1,288 and $1,551 for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 revenue was $4,788, as compared to $4,836 for the same period in 1999. Operational similarities in the Laundry and Reprographics business units create several synergies which, for reporting purposes, makes it difficult to estimate separate gross margins.

     There are no intersegment revenues.

     The table below presents information about the reported operating income of Mac-Gray for the three and nine months ended September 30, 2000 and 1999.

                                        FOR THE THREE    FOR THE THREE     FOR THE NINE     FOR THE NINE
                                        MONTHS ENDED      MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                      ---------------------------------------------------------------------
                                       SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                            1999             2000              1999             2000

Revenues:
Laundry and Reprographics                    $  29,417        $  29,323         $  87,665        $  90,552
MicroFridge(R)                                   6,388            9,863            22,792           24,933
                                      ----------------- ---------------- ----------------- ----------------
Total                                           35,805           39,186           110,457          115,485
Gross Margin:
Laundry and Reprographics                        5,393            5,660            16,731           17,274
MicroFridge(R)                                   2,278            3,180             8,140            8,473
                                      ----------------- ---------------- ----------------- ----------------
Total                                            7,671            8,840            24,871           25,747
Selling, general and
administrative expenses                          5,543            5,384            16,014           16,273
Interest and other expenses, net                 1,349            1,880             4,384            4,963
                                      ----------------- ---------------- ----------------- ----------------
Income before provision for taxes             $    779        $   1,576         $   4,473        $   4,511
                                      ----------------- ---------------- ----------------- ----------------

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The table below presents information about the reported balance sheet of Mac-Gray at December 31, 1999 and September 30, 2000.

                                                                              December 31,        September 30,
                                                                                  1999                2000
                                                                                                   (unaudited)
                                                                            -----------------    ----------------


Assets
  Laundry and Reprographics                                                        $ 131,700           $ 123,000
  MicroFridge(R)                                                                      16,863              23,188
                                                                            -----------------    ----------------
    Total for reportable segments                                                    148,563             146,188
  Corporate (1)                                                                       31,765              32,374
  Deferred income taxes                                                                  637                 971
                                                                            -----------------    ----------------
Total assets                                                                        $180,965            $179,533
                                                                            =================    ================


(1)      Principally cash, prepaid expenses and property, plant & equipment.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes a number of the Staff's interpretations of the application of generally accepted accounting principles to revenue recognition. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of Fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

     In June 1998 the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The provisions apply to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of FAS 133 upon its financial position and results of operations.

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

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999.

     REVENUE. Revenue increased by $3,381, or 9%, to $39,186 for the three months ended September 30, 2000 from the three months ended September 30, 1999. Revenue increased by $5,028, or 5%, to $115,485 for the nine months ended September 30, 2000 from the nine months ended September 30, 1999. This increase is related to an increase in route revenue, which is made up of money collected through coin and card-operated equipment, of $547, or 2%, from the three months ended September 30, 1999, and $2,505, or 3%, from the nine months ended September 30, 1999, due primarily to additional revenue as a result of internal growth of equipment placed in service and improved operating efficiencies in the Laundry Route business. Sales revenue also increased $2,969, or 31%, from the three months ended September 30, 1999, and $2,882, or 10%, from the nine months ended September 30, 1999. This increase in the sales revenue for the three-month period, as compared to 1999, is attributable to an increase in academic sales of the MicroFridge division. For the nine-month period ended September 30, 2000 this increase in revenue is attributable to both Laundry and MicroFridge sales being higher than for the same period in 1999. For the three-month and nine-month periods ended September 30, 2000 rental income of both Laundry and MicroFridge products has decreased as compared to the same period in 1999. This decrease is due primarily to the conversion of rental units to sales of MicroFridge units or Laundry route equipment contracts.

     ROUTE RELATED EXPENSES. Route related expenses include rent paid to route customers as well as those costs associated with installing and servicing machines and the costs of collecting, counting and depositing route revenue. Route related expenses decreased $62 to $17,493 for the three months ended September 30, 2000 from the three months ended September 30, 1999, and increased $1,339, or 3%, to $54,232 for the nine months ended September 30, 2000 from the nine months ended September 30, 1999. The small decrease in route related expenses for the three months ended September 30, 2000 compared to the same period in the prior year occurred primarily through operating efficiencies. The year-to-date increase was primarily related to an increase in route rent expense which is tied to the increase in route revenue, and significant increases in vehicle fuel expense, offset somewhat by operating efficiencies achieved.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $55, or 1%, to $4,392 for the three months ended September 30, 2000 from the three months ended September 30, 1999, and $849, or 6%, to $13,983 for the nine months ended September 30, 2000 from the nine months ended September 30, 1999. The increase was primarily attributable to growth of the Company's machine base associated with new laundry route contracts and new machines used to replace existing equipment.

     SELLING, GENERAL AND ADMINISTRATION. Selling, general and administration expenses decreased by $159, or 3%, to $5,384 for the three months ended September 30, 2000 from the three months ended September 30, 1999, and increased $259, or 2% for the nine months ended September 30, 2000 from the nine months ended September 30, 1999. The three-month decrease and the year-to-date increase were the net of several changes in selling, general and administration spending, including changes in salaries, associated taxes and benefits, temporary help and outside services, and reserves for doubtful accounts.

     INTEREST AND OTHER EXPENSE. Interest and other expense, net of interest and other income, increased by $531, or 39%, to $1,880 for the three months ended September 30, 2000 from the three months ended September 30, 1999, and increased by $579, or 13%, to $4,963 for the nine months ended September 30, 2000 from the nine months ended September 30, 1999. Although the average borrowing level of the Company has decreased in the quarter ended September 30, 2000 as compared to the same period a year ago, the combination of higher interest rates, and an additional $10,000 made available but unused as compared to the previous loan, accounts for the increase in interest and other expense.

     During the second quarter of 2000, the Company concluded the sale of outlying and inefficient laundry route assets, comprising approximately 850 machines, in 28 locations - OH, IN, KY, MO, IA, SD, and southern IL. This sale represented a continuation of the Company's strategy of eliminating inefficient business in areas with poor infrastructure density and therefore focusing on improving profit margins, and resulted in a gain of $188 included in other expenses.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased by $404, or 129%, to $717 for the three months ended September 30, 2000 from the three months ended September 30, 1999, and increased by $162, or 9%, for the nine months ended September 30, 2000 from the nine months ended September 30, 1999. This increase is due to the corresponding increase in pre-tax income from $779 for the three months ended September 30, 1999 to $1,576 for the third quarter of 2000. The effective tax rate for the nine months ended September 30, 2000 is 45.8% as compared to 42.5% for the same period in 1999. This increase in the effective tax rate is due to non-deductible expenses, primarily amortization of intangible assets associated with acquired businesses, making up a larger portion of total taxable income.

SEASONALITY

     The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market represent approximately 25% of the Company's total revenue. Route and rental revenues are derived substantially during the school year which includes the first, second and fourth calendar quarters. Conversely, the Company typically increases its operating expenditures and college-related capital expenditures during the third calendar quarter when colleges and universities are not in session and the Company increases its product installation activities. Product sales, principally MicroFridge(R), to this market are also higher during the third calendar quarter.

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

     Mac-Gray's primary sources of cash since December 31, 1999 have been operating activities and bank borrowings. The Company's primary uses of cash have been the purchase of new laundry equipment, MicroFridge equipment, reprographics equipment and smart card based payment systems. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments and principal amortization on any outstanding indebtedness, as well as capital expenditures. To help mitigate the effect of possible higher interest rates in the future, on February 18, 2000, the Company negotiated interest rate swaps that fixed the interest rates on $20,000 of outstanding borrowings for 3 years and $20,000 of outstanding borrowings for 5 years.

     Cash flows provided by operations were $15,435 and $11,020 for the nine months ended September 30, 2000 and 1999, respectively. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, offset by route rent, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The increase from 1999 to 2000 is primarily attributable to an overall improvement in the Company's financial performance, improved management of working capital, in particular operating practices which led to inventory reductions of $2,600 since December 31, 1999, and an increase in depreciation and amortization which is a non-cash expense.

     Cash used in investing activities was $8,516 and $19,442 for the nine months ended September 30, 2000 and 1999, respectively. Capital expenditures were $10,339 and $17,358 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in capital expenditures was due to less equipment placed in service and the average cost of leases decreasing in the nine months ended September 30, 2000 as compared to the same period a year ago.

     Net cash flows from financing activities consist primarily of proceeds from and repayments of bank borrowing, netting to a reduction of the revolving line of credit and other debt. Cash used in financing activities was $5,962 for the nine months ended September 30, 2000 and consisted of repayments of bank borrowings and payment of other long-term debt. For the nine months ended September 30, 1999 financing activities consisted primarily of proceeds from and repayment of bank borrowing and capital stock transactions. Capital stock transactions in the period ended September 30, 1999 included the use of $7,645 of borrowings to purchase redeemable common stock.

     On June 29, 2000, the Company completed a new Senior Secured Credit Facility. The new facility for $100,000, which was arranged by FleetBoston Robertson Stephens, Inc., replaced the $90,000-Senior Credit Facility which had been in place since April 1998 and was scheduled to convert to a term loan in 2001. The new Facility provides for borrowings under a three-year rovolving line of credit of up to $65,000, and includes a five-year $35,000 Senior Secured Term Loan Facility. The banks involved in the new Facility are Fleet National Bank as Agent, Citizens Bank of Massachusetts, Banknorth Group, and KeyBank National Association. It is not anticipated that this additional borrowing capacity will be required for funding the operations of the Company, but rather will allow the Company additional flexibility for future investments in the Laundry Route business. At September 30, 2000 the Company's use of the Facility was $79,039. Outstanding indebtedness bears interest, at the Company's option, at a rate equal to the i) prime rate plus 0.25%, or ii) LIBOR plus 2.25%. If certain financial ratio targets are met in 2001 and beyond, these interest rate applicable margins will decrease. The Company was in compliance with the terms of the Facility as of September 30, 2000. The blended interest rate in effect at September 30, 2000 was approximately 8.4%.

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

         27.1     Financial Data Schedule for the nine months ended September
         30, 2000

(b)      Reports on Form 8-K

         None

                                                       SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                     MAC-GRAY CORPORATION
November 13, 2000                           /s/  Michael J. Shea
                                            --------------------
                                     Michael J. Shea
                                     Executive Vice President, Chief
                                     Financial Officer and Treasurer
                                     (On behalf of registrant and as principal
                                     financial officer)