Form 10-K
period 2000-12-31
MAC-GRAY CORP
filed 2001-04-02
CIK 1038280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSIONS
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of March 30, 2001 was $46,773,217 based on the last sales price of $3.70 per share as of March 30, 2001 on the NYSE.

         As of March 30, 2001, 12,641,410 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrants' Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001 are incorporated by reference into Part III of this report.

                                     PART I

FORWARD-LOOKING STATEMENTS

      Some of the statements incorporated by reference or made in this report under the captions "Risk Factors", "Business," and "Management Discussion and Analysis" and elsewhere in this report or in documents incorporated by reference are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When the Company uses the words "anticipate," "assume," "believe," "estimate," "expect," "intend," and other similar expressions in this report, it is generally intended to identify forward-looking statements. Investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performance or achievements. Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, without limitations, the factors described under "Risk Factors" in Item 7 of this report, the discussion set forth below, and the matters set forth in this Form 10-K generally. Investors should carefully review all of the factors described herein which may not be an exhaustive list of the factors.

ITEM 1.   BUSINESS

     Mac-Gray was founded in 1927. Unless the context requires otherwise, all references in this Report to Mac-Gray or the Company shall mean Mac-Gray Corporation and its subsidiaries and predecessors, including (i) Mac-Gray Services, Inc., a Delaware corporation, formerly known as Mac-Gray Co., Inc. ("Mac-Gray Co."), and Mac-Gray, L.P., a Delaware limited partnership (the "Limited Partnership"), and (ii) businesses that Mac-Gray has acquired through December 31, 2000 from their respective dates of acquisition. Significant laundry route acquisitions have included Sun Services of America, Inc. ("SSA") and R. Bodden Coin-Op Laundry, Inc. ("RBCO" and, together with SSA, "Sun Services") acquired on April 17, 1997 and Amerivend Corporation and Amerivend Southeast Corporation (collectively "Amerivend") acquired on April 24, 1998. Other significant acquisitions include Intirion Corporation ("Intirion"), which was acquired on March 12, 1998 and accounted for as a pooling of interests and Copico, Inc. ("Copico") which was purchased on April 23, 1998. On October 22, 1997, Mac-Gray completed its initial public offering of 4,600,000 shares of Mac-Gray Common Stock at an offering price of $11 per share (the "IPO"). Upon consummation of the IPO, Mac-Gray's status as a S corporation automatically terminated and Mac-Gray became subject to taxation as a C corporation for federal and state income tax purposes.

     The Company's revenues are derived from the operation of three business segments: Laundry services, MicroFridge(R) services and Reprographics services.

LAUNDRY SERVICES

     Mac-Gray believes that it is among North America's largest suppliers of card and coin-operated laundry services in multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes. Based upon Mac-Gray's ongoing survey of colleges and universities, the Company believes it is North America's largest supplier of such services to the college and university market. Mac-Gray owns, manages, or leases to operators approximately 170,000 card and coin-operated washers and dryers in approximately 30,000 multiple housing laundry rooms located in 33 states. Mac-Gray also believes that it is the largest user and purchaser of commercial laundry products manufactured by The Maytag Corporation ("Maytag").

     On April 24, 1998, Mac-Gray acquired one hundred percent of the outstanding capital stock of Amerivend Corporation and the assets of Amerivend Southeast Corporation. Amerivend provided card and coin-operated laundry rooms in multiple housing facilities, primarily in the state of Florida.

     A substantial portion of Mac-Gray's revenue is derived from the operation of washers and dryers in laundry rooms under long-term leases with property owners. Under Mac-Gray's long-term leases, the Company typically receives the exclusive right to operate laundry rooms within a multiple housing property in exchange for a percentage of the revenue collected. Mac-Gray has been able to retain in excess of 98% of its existing machine base, while also adding an average of 4.2% to its machine base through internally generated growth, during each of the past five years. Mac-Gray believes that its ability to retain its existing machine base in the past, while growing its machine base through internally generated installations, is indicative of its service of, and attention to, property owners and managers. The property owner or manager is usually responsible for maintaining and cleaning the premises and for payment of the utilities. Mac-Gray leases space within a property, in some instances improves the leased space with flooring, ceilings and other improvements, and then installs and services the laundry equipment and collects the revenue. Mac-Gray sets and adjusts the pricing for its machines based upon local market conditions.

     Mac-Gray is also a significant distributor for several major laundry equipment manufacturers, primarily Maytag. As an equipment distributor, Mac-Gray sells commercial laundry equipment to public laundromats, as well as to the multi-unit housing industry. Mac-Gray is certified by the manufacturers to service the commercial laundry equipment that it sells. Mac-Gray also sells commercial laundry equipment directly to institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities.

     Mac-Gray has also established a leasing program for commercial laundry customers who choose neither to purchase equipment nor to become a laundry route customer. This program involves the leasing of commercial laundry equipment to customers who maintain their own coin-operated laundry rooms, as well as to customers (such as hotels) who operate their own on-premise laundry equipment.

     Mac-Gray manages its laundry route business and its distribution and servicing business from its corporate headquarters in Cambridge, Massachusetts, where it has centralized its administrative, billing, marketing, purchasing and refurbishing operations. Mac-Gray also operates sales and/or service centers in Connecticut, Florida (three locations), Georgia, Illinois, Maine, Missouri, New York (two locations), North Carolina, Pennsylvania, Texas, and New Jersey.

     Mac-Gray's laundry business has certain intrinsic characteristics in both its industry and its customer base, including:

          RECURRING REVENUE--Mac-Gray operates laundry equipment located in multiple housing facilities under long-term leases with property owners. In addition, Mac-Gray's efforts are designed to maintain customer relationships over the long-term.

          HISTORICALLY NON-CYCLICAL BUSINESS--Mac-Gray has not experienced a reduction of its business as a result of past general economic downturns, including the recession that occurred in the early 1990s, although there can be no assurance that this would be the case in the future. Mac-Gray believes that many larger property owners and managers may be even more inclined to out-source non-core operations, such as laundry services, during economic downturns as they seek to control capital expenditures while maximizing resident retention through the availability of quality services and amenities.

          DIVERSIFIED AND STABLE CUSTOMER BASE--Mac-Gray provides laundry services to approximately 30,000 laundry rooms located in 33 states in the Northeastern, Midwestern and Southeastern United States. Currently, no lessor represents more than 1% of Mac-Gray's machine base. Mac-Gray serves customers in a number of markets including apartment buildings, colleges and universities, condominiums and public housing complexes.

          COMPETITION--The card and coin-operated laundry services industry is highly competitive, capital intensive and requires reliable and prompt service. Mac-Gray believes that customers consider different factors in selecting a laundry service provider including customer service, reputation, rent rates (including advance rents) and range of products and services. Mac-Gray believes that different types of customers assign varied weight to each of these factors and that no one factor materially influences a customer's selection of a laundry service provider. Within any given geographic area, Mac-Gray may compete with local independent-operators, regional operators and multi-region operators. The industry is highly fragmented; consequently Mac-Gray has grown by acquisitions, as well as through new machine placement. Mac-Gray believes that it is the third largest card and coin-operated laundry services provider in North America.

          DEPENDENCE ON SUPPLIERS--The Company currently purchases a large portion of the equipment that it utilizes in its Laundry business from Maytag. In addition, the Company derives a portion of its revenue, as well as certain competitive advantages, from its position as a distributor of Maytag commercial laundry products. Although the purchase and distribution agreements between the Company and Maytag are terminable by either party upon written notice, the Company has never had such an agreement terminated by Maytag. A termination of, or substantial revision of the terms of, the contractual arrangements or business relationships with Maytag could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

MICROFRIDGE(R) SERVICES

     On March 12, 1998, Mac-Gray acquired Intirion Corporation ("Intirion"). Intirion's business ("MicroFridge") consists of supplying combination refrigerator/freezer/microwave ovens under the brand name MicroFridge(R) to multiple housing facilities such as colleges and universities, military bases, hotels, motels and assisted living facilities.

     The MicroFridge product line is a family of patented combination refrigerator/freezer/microwave ovens. The product's patented circuitry has proven to be an important feature for those customers who have concerns about electrical capacity and seek a safer alternative to hot plates and other cooking or heating appliances. Historically, MicroFridge sales efforts have been focused on such "home-away-from-home" marketplaces such as colleges and universities, military bases, hotels, motels and assisted living facilities.

     Mac-Gray believes that this product line enhances the Company's ability to provide multiple amenities to both its current customer base as well as future customers seeking one source to fill multiple needs.

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

     The MicroFridge division maintains Original Equipment Manufacturer ("OEM") arrangements with two primary manufacturers, Sanyo E&E Corporation and Nisshin Industry Co. Ltd. Sanyo E&E Corporation has been the Company's principal supplier since it was founded. The principal patent underlying the MicroFridge product is held jointly by the MicroFridge division and Sanyo. In December 1997, Sanyo signed a non-competition agreement with the MicroFridge division whereby Sanyo is precluded from entering the MicroFridge market. This agreement remains in effect through the life of the patent provided that certain minimum annual quantities of products are purchased from Sanyo. The OEM agreement with Nisshin Industry Co. Ltd. is renewable year to year unless terminated with proper notice.

     The refrigerator/microwave industry is highly competitive. In addition to large direct sellers, the MicroFridge division also competes with the major retail stores and local and regional distributors who sell various brand name compact refrigerators and microwave ovens in the markets served by MicroFridge. Although the MicroFridge division holds a patent on combination units utilizing internal circuitry, there has been increased competition since 1995 from "similar look" products utilizing an external circuitry control mechanism. There also exist local and regional competition in the MicroFridge rental business. Management believes that its expertise gained from being the first entrant in the market enables it to compete effectively against new entrants in the combination appliance business. MicroFridge principal competitors include Absocold, Avanti, General Electric, Sanyo Fisher Sales, Sears, Tatung, Walmart, and several companies focused on the college rental marketplace.

REPROGRAPHICS SERVICES (DOLLARS IN THOUSANDS)

     On April 23, 1998, Mac-Gray acquired one hundred percent of the outstanding capital stock of Copico.

     Founded in 1978, Copico is a major provider of card and coin-operated reprographics equipment and services to the academic and public library markets primarily in New England, New York and Florida. Copico provides and services copiers and laser printers for the libraries of colleges, universities, graduate schools and public libraries. The Reprographics services business represents less than 5% of the Company's total revenue.

     In December 1999, the Company recorded an impairment charge of $8,474 related to the long lived assets, primarily goodwill, of the Copico division.

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

SEGMENT INFORMATION

     The Company operates three business units, which are based on the Company's different product and service categories: Laundry, MicroFridge and Reprographics. The Laundry and Reprographics business units have been aggregated into one reportable segment (Laundry and Reprographics) since the Laundry and Reprographics units are affected by similar economic factors. Information with regard to reportable business segments is reported under Note 15 in the financial statements attached hereto.

ITEM 2.   PROPERTIES

     Mac-Gray owns its 40,000 square foot corporate headquarters in Cambridge, Massachusetts which houses Mac-Gray's administrative and central services, including a 20,000 square foot warehouse for equipment, parts, and machine refurbishment. Mac-Gray also owns sales and service facilities in Tampa, Florida and Austell, Georgia each consisting of 12,000 square feet. Mac-Gray also leases the following regional facilities, which are largely operated as sales and service facilities, though limited administrative functions are also performed at many of them:

                                                                 APPROXIMATE
     LOCATION                                                   SQUARE FOOTAGE
     --------                                                   --------------
     Buffalo, New York.......................................         9,500
     Charlotte, North Carolina...............................         9,900
     Chula Vista, California.................................        25,000
     E. Brunswick, New Jersey................................         9,600
     Gainesville, Florida....................................           750
     Gurnee, Illinois........................................        12,000
     Houston, Texas..........................................         2,115
     East Hartford, Connecticut..............................        14,900
     Miramar, Florida........................................        18,490
     Orlando, Florida........................................         3,778
     St. Louis, Missouri.....................................         2,400
     Standish, Maine.........................................         7,500
     Syracuse, New York......................................         7,800
     Walpole, Massachusetts..................................        19,000

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

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Mac-Gray Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "TUC." The following table sets forth the high and low sales prices for Mac-Gray Common Stock on the NYSE for the periods indicated.

                                                  YEAR ENDED             YEAR ENDED
                                              DECEMBER 31, 1999     DECEMBER 31, 2000
                                                 SALES PRICES           SALES PRICES
                                                HIGH        LOW           HIGH       LOW
First Quarter............................   $  11 1/2     $  8        $  4 1/16  $  3 1/16
Second Quarter...........................       9 1/4        7 1/4       4 3/8      2 3/4
Third Quarter............................      10            6 1/2       4 1/2      3
Fourth Quarter...........................       6 1/2        3 1/4       3 7/8      2 11/16

     As of March 30, 2001 there were 189 holders of record for Mac-Gray Common Stock.

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

ITEM 6.   SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE)

     Set forth below are selected historical financial data as of the dates and for the periods indicated. The selected historical financial data for the five years in the period ended December 31, 2000 were derived from the historical consolidated financial statements that were audited by PricewaterhouseCoopers LLP, whose report for the three years ended December 31, 2000 appears elsewhere in this Report. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements of Mac-Gray and the notes thereto included elsewhere in this Report.

                                                                         YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------
                                                          1996      1997(1)     1998(2)       1999         2000
                                                       ---------   ---------  ----------      ----         ----
Statement of Income Data:
Revenue..............................................     $ 82,260  $ 104,847   $ 137,177     $ 148,563  $ 154,268
Cost of revenue
  Route rent.........................................       25,760     31,717      41,699        47,293     47,596
  Route expenditures.................................       10,971     12,449      21,561        24,866     24,778
  Depreciation and amortization......................        7,060      9,725      13,349        18,202     18,980
  Cost of equipment sales............................       15,408     22,021      24,828        24,686     27,766
                                                         --------- ----------   ---------     ---------  ---------
    Total cost of revenue............................       59,199     75,912     101,437       115,047    119,120
                                                         --------- ----------   ---------     ---------  ---------
Operating expenses:
  General and administration.........................        5,939      6,923       7,003        9,148       9,788
  Sales and marketing................................        7,718     10,181      10,333       11,848      10,542
  Depreciation.......................................          783        753         909          905       1,225
  Impairment of goodwill.............................           --         --          --        8,474          --
  Merger-related costs...............................           --         --       1,144           --          --
                                                         --------- ----------   ---------     --------   ---------
    Total operating expenses.........................       14,440     17,857      19,389       30,375      21,555
                                                         --------- ----------   ---------     --------   ---------
Income from operations...............................        8,621     11,078       16,351       3,141      13,593
  Interest expense, net..............................       (2,354)    (2,975)     (3,920)      (6,085)     (6,770)
  Other income (expense), net........................          (87)       181        (122)         120         123
                                                         --------- ----------   ---------     --------   ---------
Income (loss) before provision for income taxes......        6,180      8,284      12,309       (2,824)      6,946
Provision for income taxes(3)........................         (514)    (5,228)     (5,222)      (2,727)     (3,162)
                                                         --------- ----------   ---------     --------   ---------
Net income (loss)....................................       $5,666    $ 3,056     $ 7,087     $ (5,551)    $ 3,784
Accretion and dividends on redeemable preferred stock          240        320          62           --          --
                                                         --------- ----------   ---------     --------   ---------
Net income (loss) available to common stockholders...       $5,426    $ 2,736     $ 7,025     $ (5,551)    $ 3,784
                                                         ========= ==========   =========     ========   =========
Net income (loss) per common share--basic.............      $ 0.72    $  0.32     $  0.56      $ (0.44)     $ 0.30
                                                         ========= ==========   =========     ========   =========
Weighted average common shares outstanding...........        7,554      8,449      12,524       12,661      12,634
                                                         ========= ==========   =========     ========   =========
Net income (loss) per common share--diluted...........      $ 0.71    $  0.31      $ 0.54      $ (0.44)     $ 0.30
                                                         ========= ==========   =========     ========   =========
Weighted average common shares outstanding--diluted...       7,686      8,709      12,926       12,668      12,634
                                                         ========= ==========   =========     ========   =========
Other Financial Data:
  EBITDA(4)..........................................     $ 16,377    $21,737     $30,487     $ 30,842    $ 33,921
  Depreciation and amortization......................        7,812     10,481      14,258       19,107      20,205
  Capital expenditures...............................       10,010     11,584      20,729       21,819      13,983
  Cash flows provided by operating activities........       15,768     10,473      16,890       21,004      23,177
  Cash flows used in investing activities............      (24,338)   (22,791)    (70,270)     (24,318)    (11,996)
  Cash flows provided by (used in) financing activities      7,516     13,248      55,787        3,699     (11,032)

Balance Sheet Data (at end of period):
  Working capital....................................     $ (8,489)  $ (4,041)   $ (2,840)     $ 2,113    $ (2,364)
  Total assets.......................................       66,217     97,843     171,520      180,965     174,625
  Long-term debt, net of current portion.............       23,473      5,395      69,664       83,728      70,022
  Redeemable common and preferred stock..............        4,187     12,304          --           --          --
  Stockholders' equity...............................       13,774     48,302      62,941       56,139      59,961


(1) The financial data for the year ended December 31, 1997 includes the results of Sun Services subsequent to the acquisition date of April 17, 1997.
(2) The financial data for the year ended December 31, 1998 includes the results of Copico and Amerivend subsequent to the acquisition dates of April 23, 1998 and April 24, 1998, respectively.
(3) See notes to consolidated financial statements for information concerning the Company's income tax obligations.
(4) "EBITDA" is defined herein as income before provision for income taxes, plus depreciation and amortization expense, impairment of goodwill and interest expense. EBITDA should not be considered as an alternative to net income as a measure of operating results or as an alternative to cash flows as a measure of liquidity and it is not a measure of performance or financial condition under generally accepted accounting principles. EBITDA is presented because Mac-Gray's management believes that certain investors may find it to be a useful tool for measuring Mac-Gray's ability to meet its future debt service obligations, make capital expenditures and satisfy working capital requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS)

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto presented elsewhere in this Report.

OVERVIEW

     Mac-Gray derives its revenue principally through the operation and maintenance of amenities in multiple housing units, including laundry and MicroFridge products. Mac-Gray also operates card and coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge equipment under long-term leases with property owners, colleges and universities and governmental agencies. Mac-Gray's laundry services business consists of approximately 170,000 revenue-generating laundry machines, operated in approximately 30,000 multiple housing laundry rooms located in 33 states. Mac-Gray's reprographics business is concentrated in the northeastern United States and Florida.

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

IMPAIRMENT OF GOODWILL

     In December 1999, the Company recorded an impairment charge of $8,474 related to the long lived assets, primarily goodwill, of the Copico division.

ACQUISITIONS

     On March 12, 1998, Mac-Gray completed its acquisition of Intirion, which has been accounted for as a pooling of interests. Mac-Gray issued approximately 1,593,000 shares of common stock and paid $1,000 in cash in exchange for all of the outstanding equity securities of Intirion. Through Intirion, the Company sells and leases its proprietary MicroFridge product, which is a combination refrigerator/freezer/microwave oven utilizing patented circuitry. The product is marketed throughout the United States to colleges and universities, the federal government, hotels and motels and to builders of assisted living facilities. All of Intirion's products are manufactured by outside suppliers. In addition, Intirion also rents its products on a year to year basis to students living in college and university residence halls.

     On April 23, 1998, Mac-Gray acquired one hundred percent of the capital stock of Copico for 250,000 shares of Mac-Gray common stock and $10,950 in cash, less the assumption of certain liabilities. Founded in 1978, Copico is a major provider of card and coin-operated reprographics equipment and services to the academic and public library markets in New England, New York, and Florida. Copico provides and services copiers and laser printers for the libraries of colleges, universities and graduate schools. Copico also is the sole provider of reprographics services to the New York public library system, as well as other public libraries. Copico shares a facility with the MicroFridge Division of Mac-Gray in Walpole, Massachusetts, for the storage of inventory and equipment. Repairs of Copico equipment and certain administration functions of this division are also performed in this facility.

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

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

   FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

     REVENUE. Revenue increased by $5,705, or 4%, to $154,268 for the year ended December 31, 2000 from the year ended December 31, 1999. This increase is primarily related to an increase in route revenue, which is made up of an increase in card and coin-operated equipment of $3,844, or 4%, due to the expansion of existing operations and the additional revenues from recognizing a full year of revenue from route businesses acquired during 1999. Sales revenue increased $2,985, or 8%, from the year ended December 31, 1999. This increase is primarily a result of an increase in MicroFridge sales and sales type leases of 9%, and an increase in Laundry equipment sales and service of 6%. MicroFridge sales revenue has increased primarily due to success in the hotel, motel and academic markets. The Laundry sales increase is the result of increased penetration of certain markets and price increases.

     Other revenue, which consists primarily of laundry and MicroFridge rental revenue, has decreased $1,124, or 16%, from the year ended December 31, 1999. This decrease is due primarily to the Company's decision to continue to withdraw from the less profitable MicroFridge academic and direct rental programs as it attempts to convert these programs to sales and long-term leases.

     ROUTE RENT. Route rent, the amount paid to the lessors, increased by $303, or 1%, to $47,596 for the year ended December 31, 2000 from year ended December 31, 1999. This overall increase was primarily attributable to an increase in Laundry route revenue, since route rent is generally paid based upon a percentage of revenue earned in the Company's route locations. As a percentage of route revenue, route rent decreased from 46% for the year ended December 31, 1999 to 45% for the year ended December 31, 2000. These fluctuations are caused by lower route rents on new and renegotiated contracts, the impact of different rates of 1999 acquired accounts, and also the impact of the reprographics division's commission rate structure.

     ROUTE EXPENDITURES. Route expenditures include costs associated with installing and servicing machines, as well as the costs of collecting, counting and depositing the revenue. Route expenditures decreased by $88 to $24,778 for the year ended December 31, 2000 from the year ended December 31, 1999. Route expenditures decreased from 17% of revenues for the year ended December 31, 1999 to 16% for the year ended December 31, 2000. This improvement in route expenditures, both in the aggregate and as a percentage of sales, is attributable in most part to improved operating procedures and increased efficiencies in collections, installations and services, and also in part to the consolidation of certain of the reprographics division's field operations into the Laundry division.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization include amounts included as a component of cost of revenue, and amounts included as an operating expense. Aggregate depreciation and amortization increased by $1,098, or 6%, to $20,205 for the year ended December 31, 2000 from year ended December 31, 1999. The increase was primarily attributable to an increase in the Company's machine base due to internal growth and a full year of depreciation and amortization in the year ended December 31, 2000 for businesses acquired during 1999.

     COST OF PRODUCT SALES. Cost of product sales increased by $3,080, or 12%, to $27,766 for the year ended December 31, 2000 from the year ended December 31, 1999. Gross margins on product sales were 34% for the year ended December 31, 2000 as compared to 37% for the year ended December 31, 1999. This decrease in gross margin is attributable primarily to sales mix in the Laundry division, that division's inability to recover suppliers' product cost increases, and, to a lesser extent, expenses associated with obsolete inventory. The MicroFridge division's gross margin for the year ended December 31, 2000 was consistent with that for the year ended December 31, 1999.

     GENERAL, ADMINISTRATION, SALES AND MARKETING EXPENSE. General, Administration, Sales and Marketing expenses decreased by $666 or 3% to $20,330 for the year ended December 31, 2000 from the year ended

December 31, 1999. General, Administration, Sales and Marketing expenses were 13% of revenue for the year ended December 31, 2000 as compared to 14% for the year ended December 31, 1999. This overall decrease was primarily attributable to the elimination of various redundant functions within the divisions and several unique one-time consulting and other outside services occurring in 1999.

     INTEREST EXPENSE. Interest expense, net of interest income, increased by $685, or 11%, to $6,770 for the year ended December 31, 2000 from year ended December 31, 1999. This increase is primarily related to the impact of increased interest rates. Although the total borrowings of the Company decreased during the year ended December 31, 2000 to $77,598, from $86,829 on December 31, 1999, the increase in interest rates resulted in higher interest expense. In addition to general market conditions leading to higher interest rates during most of 2000, the Company also incurred increases in its cost of borrowing funds when it entered into a new Senior Secured Credit Facility on June 29, 2000.

     PROVISION FOR INCOME TAX. The effective tax rate decreased from 97% to 46% from the year ended December 31, 1999 to the year ended December 31, 2000. The provision for income tax is higher than the Company statutory tax rate due to goodwill amortization deducted for financial reporting purposes which is not deductible for federal and state tax purposes. The increase in the 1999 effective tax rate to 97% results from the impairment of goodwill and other intangible assets which is a permanently non-deductible item.

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

     ROUTE RENT. Route rent, the amount paid to the lessors, increased by $5,594 or 13%, to $47,293 for the year ended December 31, 1999 from year ended December 31, 1998. This overall increase was primarily attributable to an increase in route revenue, since route rent is generally paid based upon a percentage of revenue earned in the Company's route locations. As a percentage of route revenue, route rent increased from 45% for the year ended December 31, 1998 to 46% for the year ended December 31, 1999. These fluctuations are caused by different commission rates on new contracts, accounts acquired and also in part on the impact of the reprographics division's commission rate structure.

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

     COST OF PRODUCT SALES. Cost of product sales decreased $142, or 1%, to $24,686 for the year ended December 31, 1999 from the year ended December 31, 1998. This decrease represented an improvement in gross margin for the Laundry and MicroFridge sales divisions. Gross margin was 37% for the year ended December 31, 1999 as compared to 34% of the year ended December 31, 1998. This improvement in margin is attributable in part to the increase in sales of product in the higher-margin MicroFridge division.

     GENERAL, ADMINISTRATION, SALES AND MARKETING EXPENSE. General, Administration, Sales and Marketing expenses increased by $3,660 or 21% to $20,996 for the year ended December 31, 1999 from the year ended December 31, 1998. General, Administration, Sales and Marketing expenses were 14% of revenue for the year ended December 31, 1999 as compared to 13% for the year ended December 31, 1998. This overall increase was primarily attributable to changes associated with the combining of the sales and marketing efforts of the two 1998 non-Laundry acquisitions with the Laundry division, as well as consulting and legal related to business expansion opportunities.

      IMPAIRMENT OF GOODWILL. The Company acquired Copico, Inc. in April 1998 for approximately $10,950 in cash and 250,000 shares of Mac-Gray common stock, in addition to the assumption of certain liabilities. In accordance with the purchase method of accounting the purchase price was assigned to the assets acquired and liabilities assumed, with any excess purchase price being allocated to goodwill and intangibles. The goodwill and intangibles recorded in connection with the transaction were approximately $11,200.

         Since the acquisition of Copico, Inc., the reprographics division had not met expectations with respect to its profitability and produced operating losses. The most significant reason for the poor performance of the division was the impact of technological advances which have affected the entire reprographics industry. Specifically, the introduction of the internet in college and public libraries, and access to free laser printers led to fewer vended copies being made than in prior years. In April 1999, the Company began to take corrective action to address certain operational difficulties the division was encountering and to evaluate the entire impact the availability of the internet in college and public libraries was having on the division.

         The Company replaced the senior management of this division and addressed other organizational and operational inefficiencies which had been negatively impacting the performance of this division.

         The Company continued to monitor the performance of the division for the remainder of 1999, and due to the lack of satisfactory improvement and the continued insurgence of the internet into its customer base, the Company performed a full-scale reevaluation of the division and its long-term prospects in the fourth quarter of 1999.

         The result of this evaluation was the confirmation of longer term expectations of lower operating results. Accordingly, management recognized a non-cash impairment charge of $8,474, or $.67 per share, in the fourth quarter of 1999. This charge was calculated in accordance with the provisions of SFAS No. 121 "Accounting for the Impairment of Long Lived Assets and Assets to be Disposed of".

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

     PROVISION FOR INCOME TAX. The effective tax rate increased from 42% to 97% from the year ended December 31, 1998 to the year ended December 31, 1999. The provision for income tax is higher than the Company statutory tax rate due to goodwill recorded in 1998 as a result of certain of the Company's acquisitions. The increase in the effective tax rate results from the impairment of goodwill and other intangible assets which are permanently non-deductible items. The results of operations for the year ended December 31, 1998 include a tax benefit of $370 due to the release of a valuation allowance on certain tax assets available for use by Intirion.

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

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

     Mac-Gray's primary source of cash since December 31, 1999 has been operating activities. The Company's primary uses of cash have been the purchase of new laundry machines, MicroFridge equipment, reprographics equipment and the reduction of bank debt. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on any outstanding indebtedness, as well as capital expenditures. To help mitigate the effect of possible higher interest rates in the future, on February 18, 2000, the Company negotiated interest rate swaps, and fixed $20,000 of loan interest rate for 3 years and $20,000 of loan interest rate for 5 years.

     Cash flows provided by operations were $16,890, $21,004, and $23,177 for the years ended December 31, 1998, 1999 and 2000, respectively. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, offset by commissions, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The increase from 1999 to 2000 is primarily attributable to an overall improvement in the Company's financial performance, improved management of working capital, in particular, operating practices which led to inventory reductions of $3,130 since December 31, 1999, and an increase in depreciation and amortization which is a non-cash expense.

     Cash used in investing activities was $70,270, $24,318, and $11,996 for the years ended December 31, 1998, 1999 and 2000, respectively. The decrease in the total cash used in investing activities was due primarily to the lack of business acquisitions and lower capital expenditures in the year ended December 31, 2000. Capital expenditures were $20,729, $21,819, and $13,983 for the years ended December 31, 1998, 1999 and 2000, respectively. The decrease in capital expenditures was due to less equipment placed in service and the average cost of leases decreasing in the twelve months ended December 31, 2000 as compared to the same period in 1999 and 1998.

     Cash flows from financing activities were $55,787, $3,699, and $(11,032) for the years ended December 31, 1998, 1999 and 2000, respectively. Financing activities for those periods consist primarily of proceeds from and repayments of bank borrowings, and capital stock transactions. The decrease in 2000 is principally a result of the lack of business acquisitions and capital stock transactions, and a decrease in capital spending. As a result of these factors, the Company was able to reduce its total bank and other debt by $10,049 for the year ended December 31, 2000.

     On June 29, 2000, the Company refinanced its outstanding Senior Secured Credit Facility (as referenced, the "2000 Senior Secured Credit Facility") with new lenders. This transaction retired the credit facility that had been in place since April 23, 1998. The 2000 Senior Secured Credit Facility provided for borrowings of up to $100,000 consisting of borrowings under a three-year revolving line of credit of up to $65,000 and a five-year $35,000 Senior Secured Term Loan Facility. Through principal payments made quarterly since the inception of the 2000 Senior Secured Credit Facility, the $35,000 Senior Secured Term Loan Facility has been reduced to $32,500. As of December 31, 2000, the unused balance of the 2000 Senior Secured Credit Facility was $23,000. The Company was in compliance with the terms of the credit agreement as of December 31, 2000.

     Outstanding indebtedness under the 2000 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the i) prime rate plus 0.25%, or ii) LIBOR plus 2.25% for the year ended December 31, 2000. On February 15, 2001, these rates were reduced to i) prime rate, or ii) LIBOR plus 2%, as a result of improved financial performance by the Company as defined in the 2000 Senior Secured Credit Facility. Further reductions in interest rates are possible if the Company's financial performance continues to improve. The average interest rate at December 31, 2000 was approximately 9.0%.

     The 2000 Senior Secured Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The 2000 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2000 Senior Secured Credit Facility is subject to certain financial and operational covenants with which the Company was in compliance at December 31, 2000. The most restrictive of these covenants is maintaining certain leverage ratios. At December 31, 2000 outstanding letters of credit amounted to $747. The unused balance under the 2000 Senior Secured Credit Facility was $23,000 at December 31, 2000.

     The 2000 Senior Secured Credit Facility contains a commitment fee equal to one quarter of one percent (0.25%) per annum of the average daily unused portion of the Credit Facility.

INFLATION

     The Company does not believe that its financial performance has been materially affected by inflation.

NEW ACCOUNTING PRONOUNCEMENTS

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

      In December 1999, the Securities and Exchange Commission released Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was effective in the fourth quarter of Fiscal 2000. Adoption of this SAB had no impact on the Company's results of operations.

      In June 1998 and June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138"). These statements amend the accounting and reporting standards for certain derivative instruments and hedging activities. FAS 133 and FAS 138 are effective for fiscal years beginning after June 15, 2000. The Company does not believe that the implementation of FAS 133 and FAS 138 in fiscal 2001 will have a material impact on the Company's results of operations or financial position. Under FAS 133, the Company's interest rate swap agreements are considered "plain vanilla" cash flow hedges. Accordingly, the fair value of the swap agreements will be recorded in Other Comprehensive Income.

RISK FACTORS

A purchase of Mac-Gray common stock involves various risks. Investors should consider the following principal risk factors:

THE COMPANY'S CASH FLOWS MAY NOT BE SUFFICIENT TO FINANCE THE SIGNIFICANT CAPITAL EXPENDITURES REQUIRED TO REPLACE EQUIPMENT AND IMPLEMENT NEW TECHNOLOGY.

     The Company must continue to make capital expenditures in order to replace existing equipment, which requires significant operating financing. In addition, the Company's plan to use smart card based technologies will also require significant capital expenditures. While it is anticipated that existing capital resources, as well as cash from operations, will be adequate to finance anticipated capital expenditures, the Company cannot assure the Investor that the Company's resources or cash flows will be sufficient. To the extent that available resources are insufficient to fund capital requirements, the Company may need to raise additional funds through public or private financings or curtail certain capital expenditures. Such financings may not be available or available only on less favorable terms and, in the case of equity financings, could result in dilution to our stockholders.

INDEBTEDNESS MAY LIMIT THE COMPANY'S USE OF CASH FLOW AND RESTRICT ITS FLEXIBILITY.

      In the event the Company is unable to decrease the outstanding indebtedness under its credit facility, the increased indebtedness could:

o require use if a substantial portion of cash flow from operations to make payments on indebtedness, leaving less cash flow available for other purposes;

o materially limit or impair the Company's ability to obtain financing in the future for working capital needs, capital expenditures, acquisitions, investments, general corporate or other purposes; and

o    reduce flexibility to respond to changing business and economic conditions.

     The 2000 Senior Secured Credit Facility requires the Company to comply with various financial and other operating covenants. Failure to comply with any of these covenants, which the lender does not waive, would permit the lender to accelerate the loan. An acceleration of the loan could have a material adverse effect on business.

OPERATIONS COULD BE DISRUPTED IF THE COMPANY WERE UNABLE TO RENEW ITS LAUNDRY LEASES.

     The business is highly dependent upon the renewal of leases with property owners, colleges and universities and public housing authorities. These leases have an average length of seven to ten years with approximately 10% to 15% renewable each year. Mac-Gray has traditionally relied upon exclusive, long-term leases with its customers, as well as frequent customer interaction and a historical emphasis on customer service, to assure continuity of financial and operating results. The Company cannot assure investors that:

o it will be able to continue to secure long-term exclusive leases with customers on favorable terms;

o    it will be able to successfully renew existing leases as they expire; or

o it will not experience a loss of business if property owners or management companies choose to vacate properties as a result of economic downturns that impact occupancy levels.

     Failure by the Company to continue to obtain long-term exclusive leases with a substantial number of its customers, or to successfully renew existing leases as they expire, could have a material adverse effect on business.

COMPETITION ON LOCAL AND NATIONAL LEVELS MAY HINDER THE COMPANY'S ABILITY TO EXPAND.

      The card and coin-operated laundry services industry is highly competitive, both locally and nationally. On the local level, private businesses tend to have long-standing relationships with property owners and managers in their specific geographic market. On the national level, there are two competitors, which have significantly larger installed machine bases than Mac-Gray. These larger companies tend to have significant operational and managerial resources to devote to expansion and to capture additional market share. These competitive forces may increase purchase prices for future acquisitions to levels that make the acquisitions less attractive or uneconomical. Accordingly, the Company cannot assure that it we will be able to compete effectively in any specific geographic location in the business of supplying laundry equipment services to property owners and managers or in the acquisition of other businesses.

THE COMPANY'S ABILITY TO MAKE ACQUISITIONS DEPENDS UPON ITS ABILITY TO ACCESS CAPITAL ON ACCEPTABLE TERMS.

     Partial success of the Company's growth strategy is dependent upon its ability to identify, finance and consummate acquisitions on acceptable financial terms. The access to capital is subject to the following risks:

o use of common stock as acquisition consideration may result in dilution to stockholders;

o if the common stock does not maintain a sufficient valuation or if potential acquisition candidates are unwilling to accept shares of the Company's common stock, then the Company will be required to use more cash resources or other consideration to make acquisitions;

o if the Company is unable to generate sufficient cash for acquisitions from existing operations, its ability to make acquisitions could be adversely affected unless it is able to obtain additional capital through external financings or to borrow sufficient amounts; and

o funding the acquisition program through debt financing will result in additional leverage.

GROWTH STRATEGY MAY NOT BE SUCCESSFUL IF THE COMPANY IS UNABLE TO ACQUIRE AND INTEGRATE NEW BUSINESSES.

     The Company's growth strategy depends, in part, on its ability to acquire and successfully integrate and operate additional businesses. While the Company generally believes that the management team and business structure currently in place enables it to operate a significantly larger and more diverse operation, it may be exposed to the following risks in connection with finding, completing, and successfully integrating acquisitions:

o the inability to effectively and efficiently integrate the assets of the acquired business;

o    the inability to increase the revenue and profit of the acquired business;

o the expenditure of a disproportionate amount of money and time integrating acquired businesses, particularly operations located in new regions and operations involving new lines of business; and

o future acquisitions accounted for under the purchase method of accounting may result in the recording of goodwill and intangibles, the amortization of which may reduce our net income.

OPERATIONS COULD BE DISRUPTED IF THE COMPANY IS UNABLE TO CONTINUE ITS RELATIONSHIPS WITH MAYTAG AND OTHER SUPPLIERS.

     Currently the Company purchases a majority of the equipment that it uses in the laundry route business from Maytag Corporation. In addition, the Company derives a significant amount of our non-laundry route revenue, as well as competitive advantages, from its position as a distributor of Maytag commercial laundry products. Although the agreements between the Company and Maytag Corporation may be terminated by either party upon written notice, Maytag Corporation has never terminated any agreement with the Company. In addition, the Company currently procures a substantial amount of the products used by the MicroFridge division from a limited number of suppliers. If any of these suppliers terminated or demanded a substantial revision of the contracts or business relationships currently in place, there may be a delay in finding a replacement, and an inability to find terms as favorable as the current terms.

THE MICROFRIDGE PRODUCTS MAY BE SUSCEPTIBLE TO PRODUCT LIABILITY CLAIMS FOR WHICH INSURANCE MAY NOT BE ADEQUATE.

     Through the MicroFridge division, the Company markets and distributes MicroFridge, a combination microwave and refrigerator. The sale and distribution of MicroFridge, as well as other products, entails a risk of product liability claims. Further, although MicroFridge is manufactured by third parties under contract with MicroFridge, MicroFridge may be subject to risks of product liability claims related to this manufacture. Potential product liability claims may exceed the amount of insurance coverage or may be excluded from coverage. The Company cannot assure investors that it will be able to renew our existing insurance at a cost and level of coverage comparable to that presently in effect, if at all. In the event that the MicroFridge division is held liable for a claim against which it is not indemnified or for damages exceeding the limits of insurance coverage, the claim could have a material adverse effect on business.

RELIANCE UPON COMMON LAW AND CONTRACTUAL INTELLECTUAL PROPERTY RIGHTS MAY BE INSUFFICIENT TO PROTECT THE COMPANY FROM ADVERSE CLAIMS.

     The Company relies upon certain trademark, service mark, copyright, patent and trade secret laws, employee and third-party non-disclosure and non-solicitation agreements and other methods to protect proprietary rights. Periodically the Company makes filings with the Patent and Trademark Office to protect some of our proprietary rights, although the Company has traditionally relied upon the protections afforded by contract rights and through common law ownership rights. The Company cannot assure investors that these contract rights and legal claims to ownership will adequately protect the operations from adverse claims. In addition, any adverse claims or litigation, with or without merit, could be costly and could divert management's attention from the operation of the business.

CERTAIN STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS COULD EXERCISE CONTROL AND PREVENT A SALE OR MERGER.

     As of March 30, 2001, Mac-Gray's directors, executive officers, and certain of its stockholders and their affiliates beneficially owned in the aggregate nearly 51% of the outstanding shares of the Company's common stock. This percentage ownership does not include options to purchase 64,000 shares of the common stock held by some of these persons, all of which are currently exercisable. If these affiliates exercised any of their options, then the ownership of common stock would be further concentrated. As a result of this concentration in ownership, these stockholders, if they were to act together, could have the ability, as a practical matter, to significantly influence the outcome of the election of directors and all other matters requiring approval by a majority of stockholders. Matters requiring stockholder approval include significant corporate transactions, such as mergers and sales of all or substantially all of the Company's assets. The concentration of ownership in affiliates, together, in some cases, with specific provisions of the Company's charter and bylaws, as described below, and applicable sections of the corporate law of Delaware, may have the effect of delaying or preventing a change in control of Mac-Gray. A discussion of this anti-takeover effect appears below.

PROVISIONS OF THE COMPANY'S CHARTER, BYLAWS, DELAWARE LAW, AND THE SHAREHOLDER RIGHTS AGREEMENT COULD HAVE THE EFFECT OF DISCOURAGING TAKEOVERS.

     Specific provisions of the Company's charter and bylaws, as described below, sections of the corporate law of Delaware and powers of the board of directors may discourage takeover attempts not first approved by the Board of Directors, including takeovers which some stockholders may deem to be in their best interests. These provisions and powers of the Board of Directors could delay or prevent the removal of incumbent directors or the assumption of control by stockholders, even if the particular removal or assumption of control would be beneficial to stockholders. These provisions and powers of the Board of Directors also could discourage or make more difficult a merger, tender offer or proxy contest, even if these events would be beneficial, in the short term, to the interests of stockholders. The anti-takeover provisions and powers of the Board of Directors include, among other things:

o ability of the Board of Directors to issue shares of preferred stock and to establish the voting rights, preferences and other terms of such preferred stock;

o    a classified Board of Directors serving staggered three-year terms;

o    the elimination of stockholder voting by written consent;

o    the absence of cumulative voting for directors;

o    the removal of directors only for cause;

o the vesting of exclusive authority in the Board of Directors to determine the size of the Board of Directors and, subject to the rights of holders of any series of preferred stock, if issued, to fill vacancies thereon;

o the vesting of exclusive authority in the Board of Directors, except as otherwise required by law, to call special meetings of stockholders;

o advance notice requirements for stockholder proposals and nominations for election to the Board of Directors;

o ownership restrictions, under the corporate law of Delaware, with limited exceptions, upon acquirors including their affiliates and associates of 15% or more of our common stock; and

o the Company's entry into a shareholder rights agreement providing for the issuance of rights that will cause substantial dilution to a person or group of persons that acquires 15% or more of the common shares unless the rights are redeemed.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. In the normal course of its business, the Company manages its exposure to these risks as described below. The Company does not engage in trading market risk sensitive instruments for speculative purposes.

     INTEREST RATES--

     The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates the book value at December 31, 2000.

                                                              DECEMBER 31, 2000
                                                   EXPECTED MATURITY DATE (IN THOUSANDS)
                                 2001       2002         2003          2004            2005     THEREAFTER      TOTAL
                                 -----    --------     ----------    ---------      ----------  ----------    ---------
Long-term Debt:
Fixed Rate .................    $   821    $   602      $    871      $    129      $    123      $    44      $ 2,590
Average interest rate ......        7.6%       8.3%          8.0%          7.9%          7.9%         7.9%          --
Variable Rate ..............    $ 5,500    $ 6,500      $  7,500      $  8,500      $ 45,753           --      $73,753
Average interest rate ......        9.0%       9.0%          9.0%          9.0%          9.0%          --           --

     In February 2000, the Company entered into two standard International Swaps and Derivatives ("ISDA") interest rate swap agreements with its primary financial institution to manage the interest rate risk associated with its Senior Credit Facility. Each agreement has a notional amount of $20,000 and maturity dates in February 2003 and 2005. The effect of the swap agreements is to limit the interest rate exposure to a fixed rate of 7.38% and 7.42% (versus the 90-day LIBOR rate) for the three year and five year swaps, respectively. In accordance with the swap agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

     The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At December 31, 2000, the Company estimates that it would have paid $1,874 to terminate these agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are contained in pages F-1 through F-22 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 10, 11, 12 and 13 is included in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission by April 30, 2001 and which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)(2) AN INDEX OF FINANCIAL STATEMENTS AND SCHEDULES IS ON PAGE F-1 OF THIS REPORT.

     (a)(3) EXHIBITS

     See attached exhibit listing on pages 18 and 19.

     (b) REPORTS ON FORM 8-K

     None

     (a)(3) EXHIBITS:

     Certain exhibits indicated below are incorporated by reference to documents of Mac-Gray on file with the Commission. Each exhibit marked by a cross (+) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-1 filed on August 14, 1997 (No. 333-33669) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1. Each exhibit marked by an ampersand (&) was previously filed as an exhibit to Amendment No. 4 to Mac-Gray's Registration Statement on Form S-1 filed on June 10, 1998. Each exhibit marked by an asterisk (*) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-4 filed on February 9, 1998 (No. 333-45899) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-4. Each exhibit marked by a number sign (#) was previously filed as an exhibit to Amendment No. 1 to Mac-Gray's Registration Statement on Form S-1, filed on September 25, 1997 (No. 333-33669) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1. Each exhibit marked by a (z) was previously filed as an exhibit to Amendment No. 1 of Mac-Gray's Registration Statement on Form S-1, filed on April 17, 1998 (No. 333-49795) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1. Each exhibit marked by a (y) was previously filed as an exhibit to Mac-Gray's Form 8-K, filed on May 8, 1998 (No. 001-13495) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K. Each exhibit marked by a (x) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on June 18, 1999 (No. 001-13495) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K. Each exhibit marked by a (w) was previously filed as an exhibit to Mac-Gray's Form 10-Q filed on August 14, 2000 (No. 001-13495) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-Q.

The following is a complete list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

        2.1 Agreement and Plan of Merger, dated as of December 22, 1997, by and among Mac-Gray Corporation, MI Acquisition Corp., Intirion Corporation and Robert P. Bennett (2.1).*

        2.2 Stock Purchase Agreement, dated as of March 31, 1998, by and among Mac-Gray Services, Inc., Copico, Inc. and the stockholders of Copico, Inc. (10.20).z

        2.3 Stock and Asset Purchase Agreement, dated as of March 4, 1998, by and among Mac-Gray Services, Inc., Amerivend Corporation, Amerivend Southeast Corporation, Gerald E. Pulver and Gerald E. Pulver Grantor Retained Annuity Trust. (2.2).y

        3.1    Amended and Restated Certificate of Incorporation (3.1).+

        3.2    By-laws (3.2).+

        4.1 Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1).#

        4.2 Shareholder Rights Agreement, dated as of June 15, 1999, by and between the Registrant and State Street Bank and Trust Company (4.1).x

        10.1 Stockholders' Agreement dated as of April 17, 1997 by and among the Registrant and certain stockholders of the Registrant (10.1).+

        10.2 Stockholders' Agreement dated as of June 26, 1997 by and among the Registrant and certain stockholders of the Registrant (10.2).+

        10.3 Agreement and Plan of Merger dated as of April 17, 1997 by and among the Registrant and the other parties named therein (10.3).+

        10.4 Credit Agreement dated April 23, 1998, by and among the Registrant, the other Borrowers (as defined therein), the lenders named therein and State Street Bank and Trust Company, as agent (10.4).&

        10.5 Security Agreement dated as of April 23, 1998 by and among the Registrant, the other Borrowers (as defined therein) and the Banks (as defined therein) (10.5).&

        10.6 Revolving Line of Credit Note dated April 23, 1998 issued by the Registrant in favor of the Banks (as defined therein) (10.6).&

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

        10.20 Distribution Agreement by and between Schlumberger Technologies, Inc. and Mac-Gray Services, Inc., dated as of October 27, 1997 (certain portions of this exhibit were omitted pursuant to the grant of a request for confidential treatment) (10.23).*

        10.21 Registration Rights Agreement dated April 23, 1998 by and among Mac-Gray Corporation, Peter B. Finn, Edward J. Goulart, Ronald R. Jalbert, Robert W. LaRoche, David Luongo, Joseph J. Tischler and Massachusetts Capital Resource Company (10.1).z

        10.22 Revolving Credit and Term Loan Agreement, dated June 29, 2000, by and among the Registrant, the other Borrowers (as defined therein), the lenders named therein and KeyBank National Association, as agent (10.1).w

        10.23 Form of Pledge Agreement between the Registrant and the Banks (as defined therein) (10.2).w

        10.24 Form of Security Agreement between the Registrant, the other Borrowers (as defined therein) and the Banks (as defined therein) (10.3).w

        10.25 Form of Revolving Credit Note issued by the Registrant in favor of the Banks (as defined therein) (10.4).w

        10.26 Form of Term Note issued by the Registrant in favor of the Banks (as defined therein) (10.5).w

        21.1   Subsidiaries of the Registrant (21.1).z

        23.1   Consent of PricewaterhouseCoopers LLP (filed herewith).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 2ND DAY OF
APRIL, 2001.

                                 MAC-GRAY CORPORATION


                                 By: /s/ Stewart Gray MacDonald, Jr.
                                    -------------------------------------------
                                             STEWART GRAY MACDONALD, JR.
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                            (PRINCIPAL EXECUTIVE OFFICER)
Date: April 2, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                          TITLE                                     DATE
               ---------------------                    --------                               --------------
            /s/ Thomas E. Bullock                       Director                               April 2, 2001
         --------------------------------
               THOMAS E. BULLOCK

            /s/ William M. Crozier, Jr.                 Director                               April 2, 2001
         --------------------------------
            WILLIAM M. CROZIER, JR.

            /s/ Eugene B. Doggett                       Director                               April 2, 2001
         --------------------------------
               EUGENE B. DOGGETT

             /s/ John P. Leydon                         Director                               April 2, 2001
         --------------------------------
                JOHN P. LEYDON

            /s/ Jerry A. Schiller                       Director                               April 2, 2001
         --------------------------------
               JERRY A. SCHILLER

             /s/ Michael J. Shea                        Executive Vice President, Chief        April 2, 2001
                                                        Financial Officer, Treasurer and
         --------------------------------               Secretary (Principal Financial
                MICHAEL J. SHEA                         and Accounting Officer)

ITEMS 14(a)(1) AND (2)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

     The following consolidated financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below.

  MAC-GRAY CORPORATION

     Report of Independent Accountants....................................................................     F-2
     Consolidated Balance Sheets at December 31, 1999 and 2000............................................     F-3
     Consolidated Income Statements for the Years Ended December 31, 1998, 1999 and 2000..................     F-4
     Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 1998, 1999,
        and 2000..........................................................................................     F-5
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000...........     F-6
     Notes to Consolidated Financial Statements...........................................................     F-7

   The following consolidated financial statement schedule of Mac-Gray
Corporation is included in Item 14 (a)(2) and should be read in conjunction with the financial statements included herein.

     Schedule II Valuation and Qualifying Accounts........................................................    F-22

     All other schedules for which provision is made in the applicable accounting regulations of the Security and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mac-Gray Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mac-Gray Corporation and its subsidiaries (the "Company") at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
February 15, 2001

                              MAC-GRAY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                             1999         2000
ASSETS
Current assets:
     Cash and cash equivalents.......................................................         $ 6,566     $ 6,715
     Trade receivables, net of allowance for doubtful accounts.......................           8,551       7,992
     Inventory of finished goods.....................................................           6,521       3,391
     Deferred income taxes...........................................................             637         818
     Prepaid expenses and other current assets.......................................           8,859       8,722
                                                                                             --------    --------
          Total current assets.......................................................          31,134      27,638
     Property, plant and equipment, net..............................................          78,581      77,367
     Intangible assets, net..........................................................          55,533      52,118
     Prepaid route rent and other assets.............................................          15,717      17,502
                                                                                             --------    --------
          Total assets...............................................................        $180,965    $174,625
                                                                                             ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt...............................................         $ 1,319     $ 6,321
     Current portion of capital lease obligations....................................           1,089         823
     Trade accounts payable..........................................................          12,521       7,971
     Accrued route rent..............................................................           8,354       8,149
     Accrued expenses................................................................           2,384       4,109
     Deferred revenues and deposits..................................................           3,354       2,629
                                                                                             --------    --------
          Total current liabilities..................................................          29,021      30,002
Long-term debt.......................................................................          83,728      70,022
Long-term capital lease obligations..................................................             693         432
Deferred income taxes................................................................          10,406      13,444
Deferred retirement obligation.......................................................             853         749
Other liabilities....................................................................             125          15
Commitments and contingencies (Note 16)..............................................             --          --
Stockholders' equity:
     Preferred stock ($.01 par value, 5 million shares authorized, no shares
     outstanding)....................................................................             --          --
     Common stock ($.01 par value, 30 million shares authorized, 13,443,754 issued and 12,627,753 outstanding at December 31, 1999, and
     13,443,754 issued and 12,637,639 outstanding at December 31, 2000...............             134         134
     Additional paid-in capital......................................................          68,540      68,540
     Retained earnings (accumulated deficit).........................................          (2,935)        771
                                                                                             --------    --------
                                                                                               65,739      69,445

     Less common stock in treasury, at cost, 816,001 and 806,115 shares at
        December 31, 1999 and 2000, respectively.....................................          (9,600)     (9,484)
                                                                                             --------    --------
          Total stockholders' equity.................................................          56,139      59,961
                                                                                             --------    --------
Total liabilities and stockholders' equity...........................................        $180,965    $174,625
                                                                                             ========    ========

         The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION

                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                ------------------------------
                                                                                1998         1999         2000
                                                                               -------      -------      ------
Revenue:
     Route revenue.......................................................        $93,273    $102,430      $106,274
     Sales   ............................................................         37,599      39,097        42,082
     Other   ............................................................          6,305       7,036         5,912
                                                                                --------    --------      --------
          Total revenue..................................................        137,177     148,563       154,268
                                                                                --------    --------      --------
Cost of revenue:
     Route rent..........................................................         41,699      47,293        47,596
     Route expenditures..................................................         21,561      24,866        24,778
     Depreciation and amortization.......................................         13,349      18,202        18,980
     Cost of product sales...............................................         24,828      24,686        27,766
                                                                                --------    --------      --------
          Total cost of revenue..........................................        101,437     115,047       119,120
                                                                                --------    --------      --------
Gross margin.............................................................         35,740      33,516        35,148
                                                                                --------    --------      --------
Operating expenses:
     General and administration..........................................          7,003       9,148         9,788
     Sales and marketing.................................................         10,333      11,848        10,542
     Depreciation and amortization.......................................            909         905         1,225
     Impairment of goodwill..............................................             --       8,474            --
     Merger-related costs................................................          1,144          --            --
                                                                                --------    --------      --------
          Total operating expenses.......................................         19,389      30,375        21,555
                                                                                --------    --------      --------
Income from operations...................................................         16,351       3,141        13,593
     Interest expense, net...............................................         (3,920)     (6,085)       (6,770)
     Other income (expense), net.........................................           (122)       120           123
                                                                                --------    --------      --------
     Income before provision for income taxes............................         12,309      (2,824)        6,946
     Provision for income taxes..........................................         (5,222)     (2,727)       (3,162)
                                                                                --------    --------      --------
Net income (loss)........................................................         $7,087     $(5,551)     $  3,784
                                                                                --------    --------      --------
Accretion and dividends on redeemable preferred stock....................             62          --            --
                                                                                --------    --------      --------
Net income (loss) available to common stockholders.......................         $7,025     $(5,551)     $  3,784
                                                                                ========    ========      ========
Net income (loss) per common share--basic.................................        $ 0.56     $ (0.44)      $  0.30
                                                                                ========    ========      ========
Weighted average common shares outstanding...............................         12,524      12,661        12,634
                                                                                ========    ========      ========
Net income (loss) per common share--diluted...............................        $ 0.54     $ (0.44)      $  0.30
                                                                                ========    ========      ========
Weighted average common shares outstanding--diluted.......................        12,926      12,668        12,634
                                                                                ========    ========      ========

        The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                          COMMON STOCK                                      TREASURY STOCK
                                      ---------------------   ADDITIONAL   RETAINED        ----------------
                                     NUMBER OF                 PAID-IN     EARNINGS           NUMBER
                                      SHARES           VALUE   CAPITAL    (DEFICIT)         OF SHARES   COST        TOTAL
Balance, December 31, 1997...........  12,285,568        123   52,524        (4,345)            --           --      48,302

  Net income available to common
    stockholders.....................          --         --       --         7,025             --           --       7,025
  Inclusion of Intirion's net equity
   activity for the six months ended
   December 31, 1997.................          --         --      (13)           15             --           --           2
  Exchange of Intirion preferred shares
    for Mac-Gray common stock........     275,224          3    3,821            --             --           --       3,824
  Shares of Mac-Gray common stock
    issued in connection with the
    Copico acquisition...............     250,000          2    4,216            --             --           --       4,218
  Intirion dividends paid............          --         --       --           (72)            --           --         (72)
  Options exercised..................      20,936         --      187            --             --           --         187
  Tax benefit associated with exercise
    of certain options...............          --         --        8            --             --           --           8
  Repurchase of common stock.........     (62,100)        --       --            --         62,100         (706)       (706)
  Expiration of put rights on
    redeemable common stock..........      12,000         --      153            --             --           --         153
                                       ----------     ------  -------       -------        -------       ------    --------
Balance, December 31, 1998..........   12,781,628        128   60,896         2,623         62,100         (706)     62,941
                                       ----------     ------  -------       -------        -------       ------    --------
  Net loss available to common
    stockholders.....................          --         --       --        (5,551)            --           --      (5,551)
  Repurchase of redeemable common stock        --          6    7,639            --        600,026       (7,645)         --
  Repurchase of common stock.........    (156,200)        --       --            --        156,200       (1,269)     (1,269)
  Stock granted and options exercised       2,325         --        5            (7)        (2,325)          20          18
                                       ----------     ------  -------       -------        -------       ------    --------
Balance, December 31, 1999...........  12,627,753     $  134  $68,540       $(2,935)       816,001       (9,600)   $ 56,139
                                       ----------     ------  -------       -------        -------       ------    --------
  Net income available to common
    stockholders.....................          --         --       --         3,784             --           --       3,784
  Stock granted......................       9,886         --       --           (78)        (9,886)         116          38
                                       ----------     ------  -------       -------        -------       ------    --------
Balance, December 31, 2000...........  12,637,639     $  134  $68,540        $  771        806,115       (9,484)   $ 59,961
                                       ==========     ======  =======       =======        =======       ======    ========

           The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                 1998        1999         2000
                                                                             ----------  ----------   ----------
Cash flows from operating activities:
     Net income (loss).....................................................      $ 7,087    $ (5,551)      $3,784
     Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
          Depreciation and amortization....................................       14,258       19,107      20,205
          Impairment of goodwill...........................................           --        8,474          --
          Allowance for doubtful accounts..................................         (199)         104          79
          Loss (gain) on sale of assets....................................           49         (352)       (201)
          Deferred income taxes............................................        2,227        2,784       2,857
          Director stock grant.............................................           --           --          38
          (Increase) decrease in accounts receivable.......................       (1,220)        (357)        480
          Decrease (increase) in inventory.................................        3,808       (1,255)      3,130
          Increase in prepaid expenses and other assets....................      (10,681)      (9,185)     (3,440)
          Increase (decrease) in accounts payable, accrued route rent
             and accrued expenses..........................................          588        7,267      (3,030)
          Increase (decrease) in deferred revenues and customer deposits...          973          (32)       (725)
                                                                                --------      -------     -------
               Net cash flows provided by operating activities.............       16,890       21,004      23,177
                                                                                --------      -------     -------
Cash flows from investing activities:
     Capital expenditures..................................................      (20,729)     (21,819)    (13,983)
     Acquisition of businesses (Notes 4 and 5).............................      (51,286)      (3,539)        --
     Proceeds from sale of property and equipment..........................        1,745        1,040       1,987
                                                                                --------      -------     -------
               Net cash flows used in investing activities.................      (70,270)     (24,318)    (11,996)
                                                                                --------      -------     -------
Cash flows from financing activities:
     Payments on long-term debt and capital lease obligations..............       (2,709)      (2,857)     (2,697)
     Advances (payments) on Credit Facility, net...........................       59,354       15,445      (7,352)
     Proceeds from exercise of stock options...............................          187           20         --
     Cash dividends paid...................................................          (72)         --          --
     Cash paid to repurchase shares of common stock........................         (706)      (8,909)        --
     Cash paid for refinancing of long term debt...........................         (267)         --         (983)
                                                                                --------      -------     -------
               Net cash flows provided by (used in) financing activities...       55,787        3,699     (11,032)
                                                                                --------      -------     -------
Increase in cash and cash equivalents......................................        2,407          385         149
Cash and cash equivalents, beginning of period.............................        3,774        6,181       6,566
                                                                                --------      -------     -------
Cash and cash equivalents, end of period...................................        6,181        6,566       6,715
                                                                                ========      =======     =======
Supplemental cash flow information:
     Interest paid.........................................................        3,851        7,020       6,706
     Income taxes paid (received)..........................................        3,362          (5)        (243)

Supplemental disclosure of non cash investing activities (Note 6)

      The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

     DESCRIPTION OF THE BUSINESS-- Mac-Gray Corporation ("Mac-Gray" or the "Company") generates the majority of its revenue from card and coin-operated laundry rooms located in the Northeastern, Southeastern and Midwestern United States. A large portion of its revenue is also derived from the sale and lease of the Company's MicroFridge(R) product lines. The Company's principal customer base is the multi-housing market, which consists of apartments, condominium units, colleges and universities. The Company also sells, services and leases commercial laundry equipment to commercial laundromats and institutions. The Company also generates revenue from card and coin-operated reprographics equipment located in school and municipal libraries, and other buildings. The majority of the Company's purchases of coin route laundry equipment is from one supplier.

     BASIS OF PRESENTATION--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On occasion the Company has excess cash available for a short period of time; when this occurs, the Company invests such excess cash in repurchase agreements and other highly liquid short-term investments. Accordingly, the investments are subject to minimal credit and market risk. Included in cash and cash equivalents is an estimate of cash not yet collected which remains at laundry and reprographics customer locations. At December 31, 1999 and 2000, this totaled $4,738 and $4,526, respectively.

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

      The Company from time to time enters into long-term lease transactions that meet the qualifications of a sales type lease. For these transactions, revenue is recognized upon shipment of the products at fair market value. Interest revenue is recognized over the life of the rental agreement. At December 31, 1999 and 2000 the Company had $8,824 and $13,064, respectively, in receivables related to sales type leases. These receivables have been recorded net of unearned interest income of $2,553 and $2,711 at December 31, 1999 and 2000. These receivables have been classified as other assets on the balance sheet (current or long-term, as appropriate). These receivables are primarily due ratably over the next seven years and have been classified as other current assets and other long-term assets in the balance sheet.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS--The Company maintains an allowance for doubtful accounts of $413 at December 31, 1999 and $492 at December 31, 2000.

     CONCENTRATION OF CREDIT RISK--Financial instruments which potentially expose the Company to concentration of credit risk include trade receivables, generated by the Company as a result of the selling and leasing of laundry machines and MicroFridge products. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed and reserves are maintained. The Company typically does not require collateral.

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     FAIR VALUE OF FINANCIAL INSTRUMENTS--For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 1999 and 2000, based upon terms currently available to the Company in financial markets.

     INVENTORIES--Inventories are stated at the lower of cost (as determined using the first-in, first-out method) or market and consist of finished goods.

     PREPAID ROUTE RENT--Prepaid rent consists of cash advances paid to lessors under laundry service contracts. The prepaid amount is amortized ratably over the life of the contract.

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

     INTANGIBLE ASSETS--Intangible assets primarily consist of various non-compete agreements, customer lists, goodwill and contract rights recorded in connection with the acquisitions (Notes 4 and 5). The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from two to five years. Customer lists are amortized using the straight-line method over five to fifteen years. Goodwill is amortized using the straight-line method over fifteen or twenty years. Contract rights are amortized using the straight-line method over fifteen years.

     IMPAIRMENT OF LONG-LIVED ASSETS--Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

     INCOME TAXES--The Company accounts for income taxes utilizing the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109,"Accounting for Income Taxes" (SFAS 109). Under the provisions of SFAS 109, the current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determined the amount of taxes payable currently or in future years. The classification of net current and non-current deferred tax assets or liabilities depend upon the nature of the related asset or liability. Deferred income taxes are provided for temporary differences between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

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

     EARNINGS PER SHARE--The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share ("EPS") and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

an entity. Diluted earnings per share has been calculated using the treasury stock method.

     OTHER COMPREHENSIVE INCOME--The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. The Company had no comprehensive income in the three years ended December 31, 2000.

     FINANCIAL INSTRUMENTS AND HEDGING--The Company uses interest rate swap agreements to manage interest costs and the risks associated with changing interest rates. As interest rates change, the differential paid or received is recognized in interest expense of the period.

     NEW ACCOUNTING PRONOUNCEMENTS-- In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

      In December 1999, the Securities and Exchange Commission released Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was effective in the fourth quarter of Fiscal 2000. Adoption of this SAB had no impact on the Company's results of operations.

      In June 1998 and June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138"). These statements amend the accounting and reporting standards for certain derivative instruments and hedging activities. FAS 133 and FAS 138 are effective for fiscal years beginning after June 15, 2000. The Company does not believe that the implementation of FAS 133 and FAS 138 in fiscal 2001 will have a material impact on the Company's results of operations or financial position. Under FAS 133, the Company's interest rate swap agreements are considered "plain vanilla" cash flow hedges. Accordingly, the fair value of the swap agreements will be recorded in Other Comprehensive Income.

3. IMPAIRMENT OF GOODWILL

     During 1999, the Company recorded a non-cash impairment charge of $8,474, or $0.67 per share, related to the goodwill and intangible assets of Copico, Inc. Since the acquisition of Copico, Inc. in 1998, the reprographics division produced operating losses. In accordance with the purchase method of accounting the purchase price was assigned to the assets acquired and liabilities assumed, with any excess purchase price being allocated to goodwill and intangibles. The goodwill and intangibles recorded in connection with the transaction was approximately $11,200.

     The most significant reason for the poor performance of the division was the impact of technological advances, which affected the entire reprographics industry. Specifically, the introduction of the internet in college and public libraries, and access to free laser printers led to fewer vended copies being made than in prior years.

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     After initiating several strategic and operational changes throughout 1999, the Company performed a full-scale evaluation of the division and its long-term prospects in the fourth quarter of 1999. As a result of this evaluation, management determined that the carrying amount of the Copico long lived assets exceeded the estimated undiscounted future cash flows expected to result from operating this division, and recognized a non-cash, non-recurring impairment charge in the fourth quarter of 1999 as indicated above. This charge was calculated in accordance with the provisions of SFAS No. 121 "Accounting for the Impairment of Long Lived Assets and Assets to be Disposed Of."

4.       POOLING-OF-INTERESTS TRANSACTION

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

     No adjustments to the net assets of the combining companies were required to adopt the same accounting practices and there were no transactions between Mac-Gray and Intirion prior to the combination. During 1998, an adjustment was required to record Intirion's net equity activity for the six months ended December 31, 1997 in order to change the fiscal year of Intirion from June to December. This adjustment is presented on the consolidated statement of stockholders' equity. All of the accounts and results of both companies are included in the results for the twelve months ended December 31, 1998.

5.       PURCHASE ACQUISITIONS

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

     The December 31, 1998 financial statements include the results of Copico and Amerivend for the period

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

subsequent to the dates of their respective acquisition. Goodwill and other intangible assets amounting to approximately $37,000 were recorded in connection with these acquisitions.

     In 1998, the Company also acquired certain assets of several coin-operated laundry and MicroFridge related businesses for approximately $5,000. These acquisitions were also accounted for using the purchase method of accounting. Accordingly, the purchase price assigned to the assets acquired was the fair market value on the respective acquisition dates. The purchase price in excess of fair market value of the assets acquired was allocated to various intangible assets, including goodwill, and amounted to approximately $3,000.

     The Company's consolidated financial statements include the results of the 1998 and 1999 acquisitions from their respective acquisition dates.

6. SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING ACTIVITIES

     During the year ended December 31, 1998, common stock with an approximate value $4,218 was issued in connection with the acquisition of Copico.

     During the years ended December 31, 1999 and 2000, the Company acquired automobiles under capital lease agreements totaling $1,134 and $606, respectively.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other assets consist of the following:

                                                      DECEMBER 31,
                                                   1999        2000
     Prepaid route rent...................         $1,657      $1,779
     Prepaid supplies.....................          2,360       2,471
     Lease receivable.....................          1,794       2,754
     Other................................          3,048       1,718
                                                   ------      ------
                                                   $8,859      $8,722
                                                   ======      ======

8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                    ESTIMATED     DECEMBER 31
                                                                   USEFUL LIFE    1999         2000
                                                                   -----------    ----         ----
     Coin route equipment.....................................       10 years     $111,162    $101,964
     Rental equipment.........................................        7 years       13,185      12,010
     Buildings and improvements...............................    15-39 years       10,462       9,671
     Furniture, fixtures and computer equipment...............      2-7 years        6,170       6,660
     Trucks and autos.........................................      3-5 years        4,880       5,108
     Tooling costs............................................        3 years          306         306
     Land and improvements....................................             --          403         221
                                                                                  --------    --------
                                                                                   146,568     135,940
     Less: accumulated depreciation...........................                      70,512      60,357
                                                                                    --------    ------
                                                                                    76,056      75,583
     Coin route equipment, not yet placed in service..........                       2,525       1,784
                                                                                  --------     -------
     Property, plant and equipment, net.......................                     $78,581     $77,367
                                                                                  ========     =======

     Depreciation and amortization of property, plant and equipment totaled $10,588, $14,587, and $15,806 for the

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

years ended December 31, 1998, 1999, and 2000, respectively.

     At December 31, 1999 and 2000, trucks and autos included $4,438 and $4,745, respectively, of capital leased equipment with an accumulated amortization balance of $2,544 and $3,489, respectively.

     During 2000, the Company disposed of $23,138 of fully depreciated laundry route related fixed assets.

9. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                         DECEMBER 31,
                                                      1999         2000
     Goodwill..................................        $59,172      $59,172
     Covenants-not-to-compete..................          4,981        4,981
     Customer lists............................          2,477        2,477
     Other.....................................            867        1,670
                                                       -------      -------
                                                        67,497       68,300
     Less: accumulated amortization............         11,964       16,182
                                                       -------      -------
     Intangible assets, net....................        $55,533      $52,118
                                                       =======      =======

     Amortization expense associated with the above intangible assets amounted to $3,670, $4,520, and $4,399 for the years ended December 31, 1998, 1999 and 2000, respectively.

10. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                   DECEMBER 31,
                                                                 1999        2000
     Accrued interest.......................................      $ 45        $ 939
     Accrued salaries.......................................       513          401
     Warranty...............................................       158          158
     Current portion of deferred retirement obligation......       104          104
     Other..................................................     1,564        2,507
                                                                 -------      -----
                                                                $2,384       $4,109

11. DEFERRED RETIREMENT OBLIGATION

     The deferred retirement obligation at December 31, 1999 and 2000 relates to payments due to a former shareholder of the Company in connection with a retirement agreement which provides for annual payments of $104 until the death of the former shareholder. The liability has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

12. LONG-TERM DEBT

     Long-term debt consists of the following:

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                                 1999      2000
                                                                                                 ----      ----
     Senior Secured Credit Facility.......................................................      $81,105   $73,753
     Various fixed interest rate notes, (8.4%-11.51%) due through June 1, 2003............        1,055     1,047
     Variable rate note, lesser of prime rate plus 2% or 9%, quarterly principal
        payments beginning January 1, 1996................................................          805        --
     Discount note, 6% imputed interest rate (estimated fair market rate), quarterly
        installments, due December 31, 2003...............................................        1,363       936
     Acquisition note payable, 8% imputed interest rate (estimated fair market rate),
        monthly payments, due May 31, 2006................................................          719       607
                                                                                               --------   -------
     Total long-term debt.................................................................       85,047    76,343
     Less: current portion................................................................        1,319     6,321
                                                                                               --------   -------
                                                                                                $83,728   $70,022
                                                                                               ========   =======

   CREDIT AGREEMENT AND REVOLVING CREDIT FACILITY

     On June 29, 2000 the Company refinanced its outstanding Senior Secured Credit Facility with a group of banks. This transaction retired the April 23, 1998 Senior Facility which was due to convert to a term loan in April 2001.

     The new revolving line of credit and term loan facility (the "2000 Senior Secured Credit Facility") provided for borrowings of up to $100,000. The 2000 Senior Secured Credit Facility provided for borrowings under a three-year revolving line of credit of up to $65,000, and included a five-year $35,000 Senior Secured Term Loan Facility. Through principal payments made quarterly since the inception of the 2000 Senior Secured Credit Facility, the $35,000 Senior Secured Term Loan Facility has been reduced to $32,500.

     Outstanding indebtedness under the 2000 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the i) prime rate plus 0.25%, or ii) LIBOR plus 2.25% for the year ended December 31, 2000. On February 15, 2001, these rates were reduced to i) prime rate, or ii) LIBOR plus 2%, as a result of improved financial performance by the Company as defined in the 2000 Senior Secured Credit Facility. Further reductions in interest rates are possible if the Company's financial performance continues to improve. The average interest rate at December 31, 2000 was approximately 9.0%.

     The 2000 Senior Secured Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The 2000 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2000 Senior Secured Credit Facility is subject to certain financial and operational covenants with which the Company was in compliance at December 31, 2000. The most restrictive of these covenants is maintaining certain leverage ratios. At December 31, 2000 outstanding letters of credit amounted to $747. The unused balance under the 2000 Senior Secured Credit Facility was $23,000 at December 31, 2000.

     In February 2000, the Company entered into two standard International Swaps and Derivatives ("ISDA") interest rate swap agreements with its primary financial institution to manage the interest rate risk associated with its Senior Credit Facility. Each agreement has a notional amount of $20,000 and maturity dates in February 2003 and 2005. The effect of the swap agreements is to limit the interest rate exposure to a fixed rate of 7.38% and 7.42% (versus the 90-day LIBOR rate) for the three year and five year swaps, respectively. In accordance with the swap agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

     The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At December 31, 2000, the Company estimates that it would have paid $1,874 to terminate these agreements.

     The 2000 Senior Secured Credit Facility contains a commitment fee equal to one quarter of one percent (0.25%) per annum of the average daily unused portion of the Credit Facility.

   FUTURE PAYMENTS

     As of December 31, 2000, the scheduled future principal payments of long-term debt are as follows:

     2001..........................................   $6,321
     2002..........................................    7,102
     2003..........................................    8,371
     2004..........................................    8,629
     2005..........................................   45,876
     Thereafter....................................       44
                                                     -------
                                                     $76,343
                                                     =======
13. INCOME TAXES

     The provision for state and federal income taxes consists of the following:

                                                                 YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------------------
                                                              1998                1999               2000
                                                              ----                ----               ----
     Current state income tax                                $ 621               $ 106              $ 209
     Deferred state income tax                                 462                 611                534
     Current federal income tax                              2,374               (163)                 96
     Deferred federal income tax                             1,765               2,173              2,323
                                                 ---------------------------------------------------------
         Total income taxes                                 $5,222             $ 2,727            $ 3,162
                                                 =========================================================

     The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities at December 31:

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             1999         2000
                                                             ----         ----
     Deferred tax assets:
       Net operating loss carryforwards                     $ 739      $ 1,286
       Alternative minimum tax credit carryforwards         1,072        1,087
       Accounts receivable                                    162          193
       Deferred compensation                                  939          725
       Amortization                                           216          193
       Deferred Revenue                                       227          181
       Other                                                  127          243
                                                          --------    ---------
                                                            3,482        3,908
                                                          --------    ---------
     Deferred tax liabilities:
       Depreciation                                        11,797       13,955
       Sales type leases                                    1,454        2,579
                                                          --------    ---------
                                                           13,251       16,534
                                                          --------    ---------
     Net deferred tax liabilities                         $ 9,769     $ 12,626
                                                          ========    =========

     A valuation allowance was applied against deferred tax assets at December 31, 1997. During the year ended December 31, 1998, the valuation allowance on deferred tax assets of $370 was released. Based on the results of operations of Intirion subsequent to the combination, management believes that it is likely that such assets will be realized.

     For the year ended December 31, 1998, 1999, and 2000 the statutory income tax rate differed from the effective rate primarily as a result of the following differences:

                                                             1998      1999       2000
                                                             ----      ----       ----
     Taxes computed at federal statutory rate                34.0%    (34.0%)     34.0%
     State income taxes, net of federal benefit              5.7       (5.3)      6.0
     Non-deductible goodwill                                 2.9       18.1       3.3
     Impairment of non-deductible goodwill                   --        117.8      --
     Non-deductible merger related costs                     2.4        --        --
     Change in valuation allowance on deferred tax asset    (3.0)       --        --
     Other                                                    .4        --        2.2
                                                           --------------------------------
         Income tax provision                                42.4%     96.6%      45.5%
                                                           ================================

     At December 31, 2000, the Company has the following net operating loss carryforwards available to reduce certain future federal taxable income:

     Net operating loss carryforwards relating to certain losses incurred in the
       year ending June 30, 1995                                                                $ 457
     Net operating loss carryforwards relating to certain losses incurred in the
       year ending December 31, 1999                                                            1,150
     Net operating loss carryforwards relating to certain losses incurred in the
       year ending December 31, 2000                                                            1,091
                                                                                      ----------------
                                                                                              $ 2,698
                                                                                      ================

     At December 31, 2000, the Company has the following net operating loss carryforwards available to reduce certain future state taxable income:

     Net operating loss carryforwards relating to certain losses incurred in the
       year ending December 31, 1999                                                           $3,413
     Net operating loss carryforwards relating to certain losses incurred in the
       year ending December 31, 2000                                                            4,113
                                                                                      ----------------
                                                                                              $ 7,526
                                                                                      ================

     Since the $457 loss from June 30, 1995 occurred during a short tax year, the loss is not immediately available to offset future taxable income. The loss is made available over a six year period, to be deducted ratably in accordance with applicable tax regulations. At December 31, 2000, the amount of this loss available is $304. The remaining $153 will become available in the year ended December 31, 2001.

     The net operating loss carryfoward from the year ended June 30, 1995 expires 15 years from the year in which it was incurred. The net operating loss carryforwards from the years ended December 31, 1999 and 2000 expire 20 years from the year in which they were incurred.

14. REPURCHASE OF COMMON STOCK

     On October 29, 1998, the Board of Directors authorized the Company to repurchase up to $8,000 of its common stock through the open market. Mac-Gray repurchased 62,100, and 156,200 shares through December 31, 1998 and 1999 under the plan for a total cash outlay of $706 and $1,269, respectively.

     In January 1999, the Company paid $7,645 to a shareholder for shares of stock originally issued in connection with a 1997 acquisition. These shares of the Company's common stock were redeemable at the election of the shareholder.

15. SEGMENT INFORMATION

     The Company operates three business units which are based on the Company's different product and service categories: Laundry, MicroFridge and Reprographics. These three business units have been aggregated into two reportable segments ("Laundry and Reprographics" and "MicroFridge"). The Laundry and Reprographics business units have been aggregated into one reportable segment (Laundry and Reprographics) since these divisions are affected by similar economic factors. The Laundry segment provides coin and card-operated laundry equipment to multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Laundry segment also operates as a distributor of and provides service to commercial laundry equipment in public laundromats, as well as institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities. The Reprographics segment provides coin and card-operated reprographics equipment to academic and public libraries. The MicroFridge segment sells, rents, and services its own proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes colleges and universities, government, hotel, motel and assisted living facilities.

     There are no intersegment revenues.

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The table below presents information about the reported operating income of Mac-Gray for the years ended December 31, 1998, 1999, and 2000.

                                                                                 YEAR ENDED DECEMBER 31, 1998
                                                                               ---------------------------------
                                                                             LAUNDRY
                                                                               AND
                                                                          REPROGRAPHICS   MICROFRIDGE       TOTAL
                                                                          -------------   -----------       -----
     Revenues.....................................................           $ 110,949      $26,228       $137,177
     Gross margin.................................................              26,621        9,119         35,740
     Depreciation and amortization................................              11,931        1,760         13,691
     Capital expenditures.........................................              16,508        2,227         18,735
     Total assets.................................................             123,054       19,767        142,821

                                                                                 YEAR ENDED DECEMBER 31, 1999
                                                                               ---------------------------------
                                                                             LAUNDRY
                                                                               AND
                                                                          REPROGRAPHICS   MICROFRIDGE       TOTAL
                                                                          -------------   -----------       -----
     Revenues........................................................         $119,919       $28,644      $148,563
     Gross margin....................................................           23,408        10,108        33,516
     Depreciation and amortization...................................           16,574         2,075        18,649
     Capital expenditures............................................           18,201         2,820        21,021
     Total assets....................................................          131,700        16,863       148,563

                                                                                 YEAR ENDED DECEMBER 31, 2000
                                                                               ---------------------------------
                                                                             LAUNDRY
                                                                               AND
                                                                          REPROGRAPHICS   MICROFRIDGE       TOTAL
                                                                          -------------   -----------       -----
     Revenues.....................................................           $ 123,566      $30,702       $154,268
     Gross margin.................................................              25,033       10,115         35,148
     Depreciation and amortization................................              17,191        2,104         19,295
     Capital expenditures.........................................              12,341          167         12,508
     Total assets.................................................           $ 120,707     $ 20,559      $ 141,266

     The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                                                             1998          1999           2000
                                                                            ------        ------         ------
     Income
          Total gross margin for reportable segments..............            $35,740      $33,516        $35,148
          Operating expenses......................................            (19,389)     (30,375)       (21,555)
          Interest expense, net...................................             (3,920)      (6,085)        (6,770)
          Other expense, net......................................               (122)         120            123
                                                                              -------      -------        -------
     Income (loss) before provision for income taxes..............            $12,309      $(2,824)       $ 6,946
                                                                              =======      =======        =======

                                                                            1998          1999           2000
                                                                           ------        ------         ------
     Depreciation and amortization
          Total for reportable segments...........................        $13,691       $ 18,649       $ 19,295
          Corporate...............................................            567            458            910
                                                                          -------       --------       --------
     Total depreciation and amortization..........................        $14,258       $ 19,107        $20,205
                                                                          =======       ========       ========

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            1998          1999           2000
                                                                           ------        ------         ------
     Capital expenditures
          Total for reportable segments...........................        $18,735        $ 21,021       $12,508
          Corporate...............................................          1,994             798         1,475
                                                                          -------        --------       -------
     Total capital expenditures...................................        $20,729        $ 21,819       $13,983
                                                                          =======        ========       =======

                                                                            1998          1999           2000
                                                                          ------         ------         ------
     Assets
          Total for reportable segments...........................           $142,821      $148,563       $141,266
          Corporate (1)...........................................             28,212        31,765         32,541
          Deferred income taxes...................................                487           637            818
                                                                             --------      --------       --------
     Total assets.................................................           $171,520      $180,965       $174,625
                                                                             ========      ========       ========

(1)  Principally cash, prepaid expenses, property, plant & equipment.

16. COMMITMENTS AND CONTINGENCIES

     LEASES--The Company leases certain equipment and facilities under non-cancelable operating leases. The Company also leases certain vehicles under capital leases.

     Future minimum lease payments under non-cancelable operating and capital leases consist of the following:

                                                                                          CAPITAL      OPERATING
                                                                                           LEASES        LEASES
     Year ended December 31,
          2001........................................................................          $ 845         $ 864
          2002........................................................................            397           654
          2003........................................................................             95           497
          2004........................................................................             --           472
          2005 and thereafter.........................................................             --           464
                                                                                               ------       -------
          Future lease payments.......................................................          1,337       $ 2,951
                                                                                                            =======
     Less: amount representing interest (LIBOR of 6.65% at December 31, 2000).........             82
                                                                                               ------
                                                                                                1,255
     Present value future minimum lease payments less amounts due within
        one year......................................................................            823
                                                                                                -----
     Amounts due after one year.......................................................          $ 432
                                                                                                =====

     Rent expense incurred by the Company under non-cancelable operating leases totaled $604, $875, and $934 for the years ended December 31, 1998, 1999 and 2000, respectively.

     GUARANTEED ROUTE RENT PAYMENTS--The Company operates coin laundry routes under various lease agreements in which the Company is required to make minimum guaranteed rent payments to the respective lessors. The following is a schedule by years of future minimum guaranteed rent payments required under these lease agreements that have initial or remaining non-cancelable contract terms in excess of one year as of December 31, 2000:

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     2001....................................  $5,058
     2002....................................   4,348
     2003....................................   3,805
     2004....................................   3,084
     2005....................................   1,886
     Thereafter..............................   4,575
                                              -------
                                              $22,756
                                              =======

     LITIGATION--The Company is involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

17. EMPLOYEE BENEFIT AND STOCK PLANS

     RETIREMENT PLANS--The Company maintains a qualified profit-sharing/401(k) plan (the Plan) covering substantially all employees. The Company's contributions to the Plan are at the discretion of the Board of Directors. Costs under the Plan amounted to $581, $597 and $623, for the years ended December 31, 1998, 1999 and 2000, respectively.

     STOCK OPTION AND INCENTIVE PLANS--On April 7, 1997, the Board of Directors adopted, and the Company's stockholders approved the 1997 Stock Option and Incentive Plan for the Company (the "1997 Stock Plan"). The 1997 Stock Plan is designed and intended as a performance incentive for officers, employees, consultants and directors to promote the financial success and progress of the Company. All officers, employees and independent directors are eligible to participate in the 1997 Stock Plan. Awards, when made, may be in the form of stock options, restricted stock, unrestricted stock options, and dividend equivalent rights. The 1997 Stock Plan requires the maximum term of options to be ten years.

     Employee options generally vest so that twenty percent (20%) of the options will become exercisable on each of the first through fifth anniversaries of the date of grant of the options; however, the Administrator of the 1997 Stock Plan may determine at its discretion the vesting schedule for any option award. In the event of termination of the optionees' relationship with the Company, vested options not yet exercised terminate within 90 days. The 1997 Stock Plan also provided for the automatic annual grant to each of the independent directors to purchase 1,000 shares of common stock. The non-qualified options granted to independent directors are exercisable immediately and will terminate on the tenth anniversary of the grant. The exercise prices are the fair market value of the shares underlying the options on the respective dates of the grants. Other than the stock option grants, there were no other grants of equity-based compensation awards.

     The 1997 Stock Plan provides for the issuance of up to the greater of 750,000 shares of common stock or ten percent of the outstanding shares of common stock. At December 31, 2000, a total of 1,263,764 shares of common stock are reserved for issuance under the 1997 Stock Plan, of which 136,000 shares are subject to outstanding options and 1,127,764 remaining available for issuance.

     During 2000 a significant number of options granted in prior years were forfeited. All forfeited options had an exercise price in excess of the market price on the date of forfeiture. These forfeitures have no impact on the results of operations for the year ended December 31, 2000. There were no options granted to employees who forfeited options in the six months prior to and subsequent to the date of forfeiture.

     The following is a summary of stock option plan activity:

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          1999                        2000
                                                                 -------------------------      -------------------
                                                                              WEIGHTED                   WEIGHTED
                                                                              AVERAGE                    AVERAGE
                                                                              EXERCISE                   EXERCISE
                                                               SHARES           PRICE        SHARES        PRICE
                                                              ----------     ----------     --------    ------------
     Outstanding, beginning of year....................          890,940       $  10.09      899,949        $ 9.80
     Granted...........................................          176,935       $   9.01       25,500        $ 3.25
     Exercised.........................................             (630)      $   8.82           --            --
     Canceled..........................................               --             --           --            --
     Forfeited.........................................         (167,296)      $  10.60     (789,449)       $ 9.64
                                                                --------       --------     --------        ------
     Outstanding, end of year..........................          899,949       $   9.80      136,000        $ 9.39
                                                                 =======       ========     ========        ======
     Exercisable, end of year..........................          424,679       $   9.50       85,500        $ 9.59
                                                                 =======       ========     ========        ======


                                                       OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                          --------------------------------------------------  ---------------------------
                                                          WEIGHTED                                            WEIGHTED
                                             NUMBER       AVERAGE               WEIGHTED        NUMBER         AVERAGE
                                          OUTSTANDING    REMAINING          AVERAGE EXERCISE  EXERCISABLE      EXERCISE
                                           AT 12/31/00  CONTRACTUAL LIFE         PRICE          AT 12/31/00      PRICE
                                          ------------  ----------------    ----------------  -------------   -----------
     $3.13-$3.63........................      25,500          9                 $  3.25          5,000           $  3.23
     $7.94-$8.75........................      55,500          8                 $  8.49         55,500           $  8.49
     $11.00-$16.06......................      55,000          7                 $ 13.14         25,000           $ 13.30
                                             -------        ---                 -------         ------           -------
                                             136,000          8                 $  9.39         85,500           $  9.59
                                             =======          =                  ======         ======           =======

     The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." The Company continues to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion 25. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and net income per share would have been reduced to ($6,174), and $3,699 or ($0.48) and $0.29 per share in 1999 and 2000, respectively compared to reported net income of ($5,551), and $3,784, or ($0.44) and $0.30 per share in 1999 and 2000, respectively.

     The fair value of the Company's options was estimated as of the date of grant using a Black-Scholes option pricing model with the following components:

                                                                                      DECEMBER 31,
                                                                                ---------------------
                                                                                  1999         2000
                                                                                ----------    -------
     Fair value of options granted at grant date...........................       $5.68        $1.76
     Risk free interest rate...............................................        5.3%          5.1%
     Expected option term--Employees........................................       7 years       7 years
     Expected option term--independent directors............................       3 years       3 years
     Expected volatility...................................................       50%           50%

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

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18. EARNINGS PER SHARE

                                                                                  FOR THE YEAR ENDED 2000
                                                                            ---------------------------------
                                                                          INCOME          SHARES      PER-SHARE
                                                                        (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                                        -----------    -------------  ----------
     Net income....................................................       $ 3,784
     Less: Accretion and dividends on redeemable
        preferred stock............................................            --
                                                                          -------
     Net income available to common stockholder--basic..............      $ 3,784          12,634      $ 0.30
                                                                          =======          ======      ======
     Effect of dilutive securities:
          Stock options............................................                            --
          Contingent shares........................................                            --
     Net income available to common stockholders--diluted...........      $ 3,784          12,634      $ 0.30
                                                                          =======          ======      ======

                                                                                   FOR THE YEAR ENDED 1999
                                                                                ------------------------------
                                                                          INCOME          SHARES      PER-SHARE
                                                                        (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                                        -----------    -------------  ----------
     Net Loss......................................................      $ (5,551)
     Less: Accretion and dividends on redeemable
        preferred stock............................................            --
                                                                         --------
     Net Loss available to common stockholder--basic................     $ (5,551)         12,661    $  (0.44)
                                                                         ========          ======    ========
     Effect of dilutive securities:
          Stock options............................................                             7
          Contingent shares........................................                            --
                                                                                      -----------
     Net Loss available to common stockholders--diluted.............     $ (5,551)         12,668    $  (0.44)
                                                                         ========     ===========    ========

                                                                                   FOR THE YEAR ENDED 1998
                                                                                ------------------------------
                                                                          INCOME          SHARES      PER-SHARE
                                                                        (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                                        -----------    -------------  ----------
     Net income....................................................      $  7,087
     Less: Accretion and dividends on redeemable
        preferred stock............................................           (62)
                                                                         --------
     Net income available to common stockholder--basic..............     $  7,025          12,524      $ 0.56
                                                                         ========          ======      ======
     Effect of dilutive securities:
          Stock options............................................                           243
          Contingent shares........................................                           159
                                                                                           ------
     Net income available to common stockholders--diluted...........     $  7,025          12,926      $ 0.54
                                                                         ========          ======      ======

                              MAC-GRAY CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                     BALANCE    CHARGED TO                   BALANCE
                                                                    BEGINNING    COST AND                    AT END
                                                                     OF YEAR    EXPENSES(1)  DEDUCTIONS      OF YEAR
Year Ended December 31, 2000:
     Allowance for doubtful accounts........................            413        1,420       (1,341)          492
Year Ended December 31, 1999:
     Allowance for doubtful accounts........................            309          643         (539)          413
Year ended December 31, 1998:
     Allowance for doubtful accounts........................            508          511         (710)          309
     Valuation allowance for deferred tax asset.............            370           --         (370)           --

(1) The year ended December 31, 1998 includes $73 recorded on the books of Intirion during the six months ended December 31, 1997 for which there is no income statement presented.