Form 10-Q
period 2001-03-31
MAC-GRAY CORP
filed 2001-05-15
CIK 1038280

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   (Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

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

                                Yes  X    No
                                    ---      ---

       The number of shares outstanding of each of the issuer's classes of common stock as of the close date of business on May 14, 2001:


           CLASS                                       NUMBER OF SHARES
Common Stock, $.01 Par Value                              12,643,841

                                      INDEX


PART I         FINANCIAL INFORMATION

               Item 1.  Financial Statements

                        Condensed Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000

                        Condensed Consolidated Income Statements (unaudited) for the Three Months Ended March 31, 2001 and 2000

                        Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 2001 (unaudited)

                        Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2001 and 2000

                        Notes to Condensed Consolidated Financial Statements (unaudited)

               Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               Item 3.  Quantitative and Qualitative Disclosures about Market
                        Risk

PART II        OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K

               Signature

Item 1.  Financial Statements


                              MAC-GRAY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         DECEMBER 31,        MARCH 31,
                                                                             2000              2001
                                                                             ----              ----
                                                                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                $  6,715          $  6,099
  Trade receivables, net of allowance for doubtful accounts                   7,992             6,568
  Inventory of finished goods                                                 3,391             3,442
  Prepaid expenses and other current assets                                   9,540             8,948
                                                                           --------          --------
    Total current assets                                                     27,638            25,057
Property, plant and equipment, net                                           77,367            75,786
Intangible assets, net                                                       52,118            51,057
Prepaid route rent and other assets                                          17,502            17,366
                                                                           --------          --------
    Total assets                                                           $174,625          $169,266
                                                                           ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease obligations          $  7,144          $  7,091
  Trade accounts payable and accrued expenses                                12,080             8,249
  Accrued route rent                                                          8,149             7,816
  Deferred revenues and deposits                                              2,629             1,525
                                                                           --------          --------
    Total current liabilities                                                30,002            24,681
Long-term debt and capital lease obligations                                 70,454            70,102
Deferred income taxes                                                        13,444            13,206
Deferred retirement obligation                                                  749               723
Other liabilities                                                                15             1,605
Commitments and contingencies (Note 4)                                           --                --
Stockholders' equity:
  Preferred stock of Mac-Gray Corporation ($.01 par value, 5                     --                --
    million shares authorized, no shares outstanding)
  Common stock of Mac-Gray Corporation ($.01 par value, 30                      134               134
    million shares authorized, 13,443,754 issued and 12,637,639 outstanding at December 31, 2000, and 13,443,754  issued and
   12,641,410 outstanding at March 31, 2001)
  Additional capital                                                         68,540            68,540
  Accumulated other comprehensive loss                                           --            (1,605)
  Retained earnings                                                             771             1,319
                                                                           --------          --------
                                                                             69,445            68,388
  Less common stock in treasury, at cost                                     (9,484)           (9,439)
                                                                           --------          --------
    Total stockholders' equity                                               59,961            58,949
                                                                           --------          --------
Total liabilities and stockholders' equity                                 $174,625          $169,266
                                                                           ========          ========


    The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               Three months ended
                                                                                   March 31,
                                                                            2000                2001
                                                                            ----                ----
Revenue:
  Route revenue                                                            27,174              28,271
  Sales                                                                     8,206               8,509
  Other                                                                     1,833               1,440
                                                                          -------             -------
    Total revenue                                                         $37,213             $38,220
                                                                          -------             -------
Cost of revenue:
     Route related expenses                                                18,643              19,463
     Depreciation and amortization                                          4,729               4,920
     Cost of product sales                                                  5,522               5,893
                                                                          -------             -------
          Total cost of revenue                                            28,894              30,276
                                                                          -------             -------
Gross margin                                                                8,319               7,944
                                                                          -------             -------
Selling, general and administration                                         5,562               5,338
                                                                          -------             -------
Income from operations                                                      2,757               2,606
Interest and other expense, net                                            (1,581)             (1,506)
                                                                          -------             -------
Income before provision for income taxes                                    1,176               1,100
Provision for income taxes                                                    561                 520
                                                                          -------             -------
Net income                                                                $   615             $   580
                                                                          =======             =======
Net income per common share - basic                                       $  0.05             $  0.05
                                                                          =======             =======
Weighted average common shares outstanding                                 12,630              12,640
                                                                          =======             =======
Net income per common share - diluted                                     $  0.05             $  0.05
                                                                          =======             =======
Weighted average common shares outstanding - diluted                       12,630              12,644
                                                                          =======             =======


    The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           Accumulated
                                     Common stock                             Other       Comprehensive       Treasury Stock
                                  Number            Additional  Retained  Comprehensive     Income        Number
                                 of shares   Value   capital    earnings      Loss          (Loss)      of shares   Cost     Total
                                ---------------------------------------------------------------------------------------------------
Balance, December 31, 2000      12,637,639    $134   $68,540    $  771       $    --           $ --      806,115  $(9,484)  $59,961
  Net income                                                       580                          580                             580
  Other comprehensive income
  (loss):
    Cumulative effect of
      adopting FAS 133, net
      of tax of $750                                                          (1,124)                                        (1,124)
    Unrealized mark to market
      derivative instrument
      loss, net of tax of $320                                                  (481)          (481)                           (481)
                                                                                            -------
  Comprehensive income                                                                         $ 99
                                                                                            =======
  Stock granted                      2,771                         (23)                                   (2,771)      33        10
  Options exercised                  1,000                          (9)                                   (1,000)      12         3
                                -----------------------------------------------------                   ---------------------------
Balance, March 31, 2001         12,641,410    $134   $68,540    $1,319       $(1,605)                    802,344  $(9,439)  $58,949
                                =====================================================                   ===========================


    The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                  2000              2001
                                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $   615           $   580
    Adjustments to reconcile net income to net cash flows provided by operating activities:
       Depreciation and amortization                                             5,048             5,211
       Loss (gain) on sale of assets                                               (45)               18
       Deferred income taxes                                                       461              (231)
       Director stock grant                                                         --                10
       Decrease in accounts receivable                                             513             1,424
       Decrease (increase) in inventory                                          2,940               (51)
       Decrease in prepaid expenses and other assets                               167               223
       Decrease in accounts payable, accrued route rent and
        accrued expenses                                                        (3,484)           (4,164)
       Decrease in deferred revenues and customer deposits                      (1,288)           (1,104)
                                                                               -------           -------
         Net cash flows provided by operating activities                         4,927             1,916
                                                                               -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (2,566)           (2,038)
  Proceeds from sale of property and equipment                                     194               130
                                                                               -------           -------
    Net cash flows used in investing activities                                 (2,372)           (1,908)
                                                                               -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations                        (497)             (654)
  Advances (payments) on line-of-credit, net                                    (1,654)               68
  Principal payment on other liabilities                                            --               (41)
  Proceeds from exercise of stock options                                           --                 3
                                                                               -------           -------
    Net cash flows used for financing activities                                (2,151)             (624)
                                                                               -------           -------

Increase (decrease) in cash and cash equivalents                                   404              (616)
Cash and cash equivalents, beginning of period                                   6,566             6,715
                                                                               -------           -------
Cash and cash equivalents, end of period                                         6,970             6,099
                                                                               =======           =======


    The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   BASIS OF PRESENTATION

     In the opinion of the management of Mac-Gray Corporation (the "Company" or "Mac-Gray"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) which are necessary to present fairly the Company's financial position as of March 31, 2001 and December 31, 2000 and the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2000. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's fiscal 2000 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

     Outstanding indebtedness under the 2000 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the i) prime rate, or ii) LIBOR plus 1.75%.

     The 2000 Senior Secured Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The 2000 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2000 Senior Secured Credit Facility is subject to certain financial and operational covenants with which the Company was in compliance at March 31, 2001.

     The 2000 Senior Secured Credit Facility contains a commitment fee equal to 0.375% per annum of the average daily unused portion of the Credit Facility.

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


     As of March 31, 2001, the available balance of the 2000 Senior Secured Credit Facility was $21,682.

     In February 2000, the Company entered into two standard International Swaps Dealers Association, Inc. ("ISDA") interest rate swap agreements with its primary financial institution to manage the interest rate risk associated with its Senior Credit Facility. The Senior Credit Facility required the Company to enter into such interest rate swap agreements. Each agreement has a notional amount of $20,000 and maturity dates in February 2003 and 2005. The effect of the swap agreements is to limit the interest rate exposure to a fixed rate of 7.38% and 7.42% (versus the 90-day LIBOR rate) for the three year and five year swaps, respectively. In accordance with the swap agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

     In June 1998 and June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138"). These statements amend the accounting and reporting standards for certain derivative instruments and hedging activities. FAS 133 and FAS 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted FAS 133, as amended by FAS 138, effective January 1, 2001. The Company's adoption of SFAS No. 133, as amended, primarily affects the accounting for, among other things, the Company's derivatives used in connection with its interest rate risk management policies.

     The interest rate swaps were considered and documented as highly effective cash flow hedges. Accordingly, beginning January 1, 2001, concurrent with the adoption of FAS 133, the market value of the swaps was recorded by the Company with any unrealized gain or loss, net of related income tax effect, recorded into a separate Stockholders' Equity caption titled "Accumulated Other Comprehensive Income (Loss)". The Company recorded its derivative contracts (a liability on the balance sheet reflecting the fair value of its outstanding interest rate swaps) and a corresponding charge to accumulated other comprehensive income (loss) of $1,124, net of related income taxes, from the cumulative effect of the adoption of FAS 133, as amended. At March 31, 2001, the fair value of the interest rate swaps was a loss of $1,605, net of related income taxes. The unrealized loss for the quarter ended March 31, 2001 of $481, net of related income taxes, was recorded as other comprehensive income.

     At March 31, 2001, the fair value of the interest rate swaps are included in other liabilities.

     The 2000 Senior Secured Credit Facility Term Loan portion amortizes as follows:

     2001.......................................................     5,500
     2002.......................................................     6,500
     2003.......................................................     7,500
     2004.......................................................     8,500
     2005.......................................................     4,500
                                                                   -------
                                                                   $32,500
                                                                   =======

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


     Long-term debt also includes various notes payable totaling $2,590 at December 31, 2000, and $2,201 at March 31, 2001.

3.   DEFERRED RETIREMENT OBLIGATION

     The deferred retirement obligation at March 31, 2001 and December 31, 2000 relates to payments due to a former shareholder of the Company in connection with a retirement agreement which provides for annual payments of $104 until the death of the former shareholder. The liability at March 31, 2001 and December 31, 2000 has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

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

5.   EARNINGS PER SHARE

     A reconciliation of the weighted average number of common shares outstanding is as follows:



                                                                For the Three Months Ended March 31, 2001
                                                                -----------------------------------------
                                                              Income              Shares          Per-Share
                                                            (Numerator)       (Denominator)         Amount
                                                            -----------       -------------       ---------
Net income available to common stockholders - basic            $580               12,640            $0.05
                                                               ====               ======            =====
Effect of dilutive securities:
  Stock options                                                                        4
                                                                                  ------
Net income available to common stockholders - diluted          $580               12,644            $0.05
                                                               ====               ======            =====



                                                                For the Three Months Ended March 31, 2000
                                                                -----------------------------------------
                                                              Income              Shares          Per-Share
                                                            (Numerator)       (Denominator)         Amount
                                                             ----------        ------------       ---------
Net income available to common stockholders - basic            $615               12,630            $0.05
                                                               ====               ======            =====
Effect of dilutive securities:
  Stock options                                                                        0
                                                                                  ------
Net income available to common stockholders - diluted          $ 615              12,630            $0.05
                                                               =====              ======            =====

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

6.       SEGMENT INFORMATION

     The Company operates three business units which are based on the Company's different product and service categories: Laundry, MicroFridge and Reprographics. These three business units have been aggregated into two reportable segments ("Laundry and Reprographics" and "MicroFridge"). The Laundry and Reprographics business units have been aggregated into one reportable segment (Laundry and Reprographics) since the long-term financial performance of these divisions are affected by similar economic conditions. The Laundry segment provides coin and card-operated laundry equipment to multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Laundry business unit also operates as a distributor of and provides service to commercial laundry equipment in public laundromats, as well as institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities. The Reprographics business unit provides coin and card-operated reprographics equipment to academic and public libraries. The MicroFridge segment sells and leases its own patented and proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes colleges and universities, government, hotel, motel and assisted living facilities.

     Revenue for the Reprographics business unit totaled $1,616 and $1,834 for the three months ended March 31, 2001 and 2000, respectively. Operational similarities in the Laundry and Reprographics business units create several synergies which, for reporting purposes, makes it difficult to estimate separate gross margins.

     There are no intersegment revenues.

     The table below presents information about the reported operating income of Mac-Gray for the three months ended March 31, 2001 and 2000.

                                                                            Three months ended March 31, 2001
                                                                     -----------------------------------------------
                                                                       Laundry and
                                                                      Reprographics     Microfridge(R)       Total
                                                                      -------------     --------------       -----
Revenues                                                                  $33,426          $4,794          $38,220
Gross margin                                                                6,826           1,118            7,944

                                                                            Three months ended March 31, 2000
                                                                     -----------------------------------------------
                                                                       Laundry and
                                                                      Reprographics     Microfridge(R)       Total
                                                                      -------------     --------------       -----
Revenues                                                                  $31,122          $6,091          $37,213
Gross margin                                                                6,286           2,033            8,319

         The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                                                                      2000                2001
                                                                                      ----                ----
Income
  Total gross margin for reportable segments                                        $ 8,319             $ 7,944
  Operating expenses                                                                 (5,562)             (5,338)
  Interest and other expense, net                                                    (1,581)             (1,506)
                                                                                    -------             -------
Income before provision for income taxes                                            $ 1,176             $ 1,100
                                                                                    =======             =======

                              MAC-GRAY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             December 31,       March 31, 2001
                                                                                 2000             (unaudited)
                                                                             ------------       --------------
Assets
  Laundry and Reprographics                                                    $120,880            $116,907
  MicroFridge(R)                                                                 20,386              19,205
                                                                               --------            --------
    Total for reportable segments                                               141,266             136,112
  Corporate (1)                                                                  32,541              32,343
  Deferred income taxes                                                             818                 811
                                                                               --------            --------
Total assets                                                                   $174,625            $169,266
                                                                               ========            ========


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

OVERVIEW

     Mac-Gray derives its revenue principally through the operation and maintenance of amenities in multiple housing units, including laundry and MicroFridge products. Mac-Gray also operates card and coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge equipment under long-term leases with property owners, colleges and universities and governmental agencies. Mac-Gray's laundry services business consists of laundry equipment located in 33 states and the District of Columbia. Mac-Gray's reprographics business is concentrated in the northeast, Florida and Texas. Mac-Gray's MicroFridge business consists of leased units as well as sales of its MicroFridge product line throughout the United States.

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

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

     REVENUE. Revenue increased by $1,007, or 3%, to $38,220 for the three months ended March 31, 2001 from the three months ended March 31, 2000. This increase is the result of a $2,304 increase in laundry and reprographics revenues offset by a decrease in MicroFridge revenue of $1,297. The increase in laundry and reprographics revenue was the result of increased laundry route revenue, attributable to an increase in the number of laundry machines placed in service, increases in vending rates and continued improvement in route operational procedures, as compared to the same period a year ago. Laundry revenue has also increased for the three months ended March 31, 2001 as compared to the same period a year ago due to an increase in laundry equipment sales, primarily in the government market. The MicroFridge division sales for the three months ended March 31, 2001 were less than the same period in 2000 due primarily to lower sales to the college and hotel markets.

     ROUTE RELATED EXPENSES. Route related expenses include rent paid to route customers as well as those costs associated with installing and servicing machines and the costs of collecting, counting and depositing route revenue. Route related expenses increased $820, or 4%, for the three months ended March 31, 2001 from the three months ended March 31, 2000. This increase was primarily the effect of the increase in expenses associated with the increase in route revenue.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $191, or 4%, to $4,920 for the three months ended March 31, 2001 from the three months ended March 31, 2000. The increase was primarily attributable to machines associated with new laundry route contracts and machines used to replace existing equipment.

     SELLING, GENERAL AND ADMINISTRATION. Selling, general and administration expenses decreased by $224, or 4%, to $5,338 for the three months ended March 31, 2001 from the three months ended March 31, 2000. The decrease was the net of several changes in selling, general and administration spending, including decreases in bad debt expenses, outside professional services, and marketing expenses.

     INTEREST AND OTHER EXPENSE. Interest and other expense, net of interest and other income, decreased by $75, or 5%, to $1,506 for the three months ended March 31, 2001 from the three months ended March 31, 2000. This decrease is primarily related to a decrease in the average outstanding borrowings and lower average interest rates charged the Company in the period ended March 31, 2001 as compared to a year ago.

     PROVISION FOR INCOME TAXES. The provision for income taxes decreased by $41, or 7%, to $520 for the three months ended March 31, 2001 from the three months ended March 31, 2000. This decrease is due to the corresponding decrease in pretax income from $1,176 for the three months ended March 31, 2000 to $1,100 for the first quarter of 2001. The effective tax rate for the period ended March 31, 2001 is 47% as compared to 48% for the same period in 2000. The provision for income tax is higher than the Company statutory rate due to goodwill amortization deducted for financial reporting purposes which is not deductible for federal and state tax purposes.

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

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

     Mac-Gray's primary sources of cash since December 31, 2000 have been operating activities and bank borrowings. The Company's primary uses of cash have been the purchase of new laundry equipment, MicroFridge equipment, reprographics equipment and smart card based payment systems. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments and principal amortization on any outstanding indebtedness, as well as capital expenditures. To help mitigate the effect of possible higher interest rates in the future, on February 18, 2000, the Company negotiated interest rate swaps that fixed the interest rates on $20,000 of outstanding borrowings for 3 years and $20,000 of outstanding borrowings for 5 years.

     Cash flows provided by operations were $1,916 and $4,927 for the three months ended March 31, 2001 and 2000, respectively. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, offset by route rent, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The decrease from 2000 to 2001 is primarily attributable to the ordinary changes in working capital, particularly the timing of inventory purchases and payment of trade liabilities.

     Cash used in investing activities was $1,908 and $2,372 for the three months ended March 31, 2001 and 2000, respectively. Capital expenditures were $2,038 and $2,566 for the three months ended March 31, 2001 and 2000, respectively. The decrease in capital expenditures was due to the average cost of equipment placed in service decreasing in the first quarter of 2001 as compared to the same period a year ago.

     Net cash flows from financing activities consist primarily of proceeds from and repayments of bank borrowing, capital lease obligations, and other long term debt, netting to a reduction of the revolving line of credit and other debt of $627 for the three months ended March 31, 2001. This decrease was due to improved overall management of working capital, in particular operating practices which led to trade receivable reductions of $1,424 since December 31, 2000.

     On June 29, 2000 the Company refinanced its outstanding Senior Secured Credit Facility (as referenced, the "2000 Senior Secured Credit Facility") with new lenders. This transaction retired the credit facility that had been in place since April 23, 1998. The 2000 Senior Secured Credit Facility provided for borrowings of up to $100,000 consisting of borrowings under a three-year revolving line of credit of up to $65,000 and a five-year $35,000 Senior Secured Term Loan Facility. Through principal payments made quarterly since the inception of the 2000 Senior Secured Credit Facility, the $35,000 Senior Secured Term Loan Facility has been reduced to $31,250. As of March 31, 2001, the unused balance of the 2000 Senior Secured Credit Facility was $21,682. The Company was in compliance with the terms of the credit agreement as of March 31, 2001. The average interest rate at March 31, 2001 was approximately 8.1%.

Item 3.

                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

     The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. There have been no material changes in market risk exposures from the information disclosed in the Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         On February 28, 2001, the Company filed a Report on Form 8-K announcing that, pursuant to the terms of the Shareholder Rights Agreement adopted by the Board of Directors of Mac-Gray Corporation on June 15, 1999, and amended on February 28, 2001, it has substituted American Stock Transfer & Trust Company as Rights Agent in place of State Street Bank and Trust Company, the former Rights Agent.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      MAC-GRAY CORPORATION

May 15, 2001                          /s/  Michael J. Shea
                                      -----------------------------------------
                                      Michael J. Shea
                                      Executive Vice President, Chief
                                      Financial Officer and Treasurer
                                      (On behalf of registrant and as principal
                                      financial officer)