Form 10-Q
period 2001-06-30
MAC-GRAY CORP
filed 2001-08-14
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _____________

COMMISSION FILE NUMBER 1-13495

MAC-GRAY CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	04-3361982

(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)

22 WATER STREET, CAMBRIDGE, MASSACHUSETTS	02141

(Address of principal executive offices)	(Zip Code)

617-492-4040

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close date of business on August 13, 2001:

Class	Number of shares

Common Stock, $.01 Par Value	12,646,414

Item 1.  Financial Statements

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	June 30,
	2000	2001

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,715	$5,066
Trade receivables, net of allowance for doubtful accounts	7,992	5,567
Inventory of finished goods	3,391	5,185
Prepaid expenses and other current assets	9,540	9,164

Total current assets	27,638	24,982
Property, plant and equipment, net	77,367	74,614
Intangible assets, net	52,118	49,996
Prepaid route rent and other assets	17,502	17,517

Total assets	$174,625	$167,109

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$7,144	$7,289
Trade accounts payable and accrued expenses	12,080	10,200
Accrued route rent	8,149	7,021
Deferred revenues and deposits	2,629	584

Total current liabilities	30,002	25,094
Long-term debt and capital lease obligations	70,454	66,591
Deferred income taxes	13,444	13,847
Deferred retirement obligation	749	696
Other liabilities	15	1,445
Commitments and contingencies (Note 4)	-	-
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	-	-
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 12,637,639 outstanding at December 31, 2000, and 13,443,754 issued and 12,643,841 outstanding at June 30, 2001)	134	134
Additional capital	68,540	68,540
Accumulated other comprehensive loss	-	(1,445)
Retained earnings	771	1,618

	69,445	68,847
Less common stock in treasury, at cost	(9,484)	(9,411)

Total stockholders’ equity	59,961	59,436

Total liabilities and stockholders’ equity	$174,625	$167,109

The accompanying notes are an integral part of these financial statements

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2000	2001	2000	2001

Revenue:
Route revenue	25,400	25,761	52,574	54,032
Sales	11,615	9,387	19,821	17,896
Other	2,071	1,426	3,904	2,866

Total revenue	$39,086	$36,574	$76,299	$74,794

Cost of revenue:
Cost of route revenues	18,096	18,350	36,739	37,813
Depreciation and amortization	4,862	4,973	9,591	9,893
Cost of product sold	7,540	6,385	13,062	12,278

Total cost of revenue	30,498	29,708	59,392	59,984

Selling, general and administration expenses	5,327	4,892	10,889	10,230

Income from operations	3,261	1,974	6,018	4,580

Interest and other expense, net	1,502	1,304	3,083	2,810

Income before provision for income taxes	1,759	670	2,935	1,770

Provision for income taxes	786	351	1,347	871

Net income	$973	$319	$1,588	$899

Net income per common share – basic	$0.08	$0.03	$0.13	$0.07

Weighted average common shares outstanding - basic	12,632	12,644	12,631	12,642

Net income per common share – diluted	$0.08	$0.03	$0.13	$0.07

Weighted average common shares outstanding – diluted	12,633	12,646	12,632	12,645

The accompanying notes are an integral part of these financial statements

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands, except share data)

	Common stock						Treasury Stock
	Number of shares	Value	Additional capital	Retained earnings	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Number of shares	Cost	Total

Balance, December 31, 2000	12,637,639	$134	$68,540	$771	$—	$—	806,115	$(9,484)	$59,961
Net income				899		899			899
Other comprehensive income (loss):
Cumulative effect of adopting FAS 133, net of tax of $750					(1,124)				(1,124)
Unrealized derivative instrument loss, net of tax of $213					(321)	(321)			(321)

Comprehensive income						$578

Stock Granted	5,202			(43)			(5,202)	61	18
Options exercised	1,000			(9)			(1,000)	12	3

Balance, June 30, 2001	12,643,841	$134	$68,540	$1,618	($1,445)		799,913	$(9,411)	$59,436

The accompanying notes are an integral part of these financial statements

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,

	2000	2001

Cash flows from operating activities:
Net income	$1,588	$899
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	10,186	10,484
Gain on sale of assets	(233)	(88)
Deferred income taxes	1,274	434
Director stock grant	-	18
(Increase) decrease in accounts receivable	(953)	2,425
Decrease (increase) in inventory	1,956	(1,794)
Increase in prepaid expenses and other assets	(2,062)	(704)
Decrease in accounts payable, accrued route rent and accrued expenses	(1,918)	(3,008)
Decrease in deferred revenues and customer deposits	(2,630)	(2,045)

Net cash flows provided by operating activities	7,208	6,621

Cash flows from investing activities:
Capital expenditures	(5,628)	(4,885)
Proceeds from sale of property and equipment	1,629	743

Net cash flows used in investing activities	(3,999)	(4,142)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,410)	(949)
Payments on line-of-credit, net	(2,727)	(3,028)
Principal payment on other liabilities	-	(154)
Proceeds from exercise of stock options	-	3

Net cash flows used in financing activities	(4,137)	(4,128)

Decrease in cash and cash equivalents	(928)	(1,649)
Cash and cash equivalents, beginning of period	6,566	6,715

Cash and cash equivalents, end of period	$5,638	$5,066

The accompanying notes are an integral part of these financial statements

Mac-Gray Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

1.          Basis of Presentation

             In the opinion of the management of Mac-Gray Corporation (the “Company” or “Mac-Gray”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) which are necessary to present fairly the Company’s financial position as of June 30, 2001 and December 31, 2000 and the results of its operations and cash flows for the three and six month periods ended June 30, 2001 and 2000. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2000 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K.  The results for interim periods are not necessarily indicative of the results to be expected for the full year.

             The Company generates the majority of its revenue from card and coin-operated laundry and reprographics equipment located in the Northeastern, Midwestern and Southeastern United States.  A portion of its revenue is also derived from the sale and lease of the Company’s MicroFridge® product lines.  The Company’s principal customer base is the multi-housing market, which consists of apartments, condominium units, colleges and universities, military bases, hotels and motels.  The Company also sells, services and leases commercial laundry equipment to commercial laundromats and institutions.  The majority of the Company’s purchases of laundry equipment is from one supplier.

2.          Long Term Debt

             On June 29, 2000 the Company refinanced its outstanding senior secured credit facility with a group of banks. This transaction retired the April 23, 1998 senior facility which was due to convert to a term loan in April 2001.

             The new revolving line of credit and term loan facility (the “2000 Senior Secured Credit Facility”) provides for borrowings of up to $100,000. The 2000 Senior Secured Credit Facility provides for borrowings under a three-year revolving line of credit of up to $65,000, and includes a five-year $35,000 Senior Secured Term Loan Facility.

             Outstanding indebtedness under the 2000 Senior Secured Credit Facility bears interest, at the Company’s option, at a rate equal to the i) prime rate, or ii) LIBOR plus 1.75%.

             The 2000 Senior Secured Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The 2000 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2000 Senior Secured Credit Facility is subject to certain financial and operational covenants with which the Company was in compliance at June 30, 2001.

             The 2000 Senior Secured Credit Facility contains a commitment fee equal to 0.375% per annum of the average daily unused portion of the Credit Facility.

             As of June 30, 2001, the available balance of the 2000 Senior Secured Credit Facility was $21,450.

             In February 2000, the Company entered into two standard International Swaps Dealers Association, Inc. (“ISDA”) interest rate swap agreements with its primary financial institution to manage the interest rate risk associated with its Senior Credit Facility.  The Senior Credit Facility required the Company to enter into such interest rate swap agreements. Each agreement has a notional amount of $20,000 and maturity dates in February 2003 and 2005.  The effect of the swap agreements is to limit the interest rate exposure to a fixed rate of 7.38% and 7.42% (versus the 90-day LIBOR rate) for the three year and five year swaps, respectively.  In accordance with the swap agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate.  If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

             In June 1998 and June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and Financial Accounting Standard No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“FAS 138”).  These statements amend the accounting and reporting standards for certain derivative instruments and hedging activities.  FAS 133 and FAS 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted FAS 133, as amended by FAS 138, effective January 1, 2001.  The Company's adoption of SFAS No. 133, as amended, primarily affects the accounting for, among other things, the Company's derivatives used in connection with its interest rate risk management policies.

             The interest rate swaps were considered and documented as highly effective cash flow hedges.  Accordingly, beginning January 1, 2001, concurrent with the adoption of FAS 133, the market value of the swaps was recorded by the Company with  any unrealized gain or loss, net of related income tax effect, recorded into a separate Stockholders’ Equity caption titled “Accumulated Other Comprehensive Income (Loss)”. The Company recorded its derivative contracts (a liability on the balance sheet reflecting the fair value of its outstanding interest rate swaps) and a corresponding charge to accumulated other comprehensive income (loss) of $1,124, net of related income taxes, from the cumulative effect of the adoption of FAS 133, as amended. At June 30, 2001, the fair value of the interest rate swaps was a loss of $1,445, net of related income taxes.  The unrealized loss for the six months ended June 30, 2001 of $321, net of related income taxes, was recorded as a component of other comprehensive income.

             At June 30, 2001, the fair value of the interest rate swaps are included in other liabilities.

             The 2000 Senior Secured Credit Facility Term Loan portion amortizes as follows:

2001	7,700
2002	6,500
2003	7,500
2004	8,500
2005	2,300

$32,500

             Long-term debt also includes various notes payable totaling $2,590 at December 31, 2000, and $2,061 at June 30, 2001.

3.          Deferred Retirement Obligation

             The deferred retirement obligation at June 30, 2001 and December 31, 2000 relates to payments due to a  former shareholder of the Company in connection with a retirement agreement which provides for annual payments of $104 until the death of the former shareholder.  The liability at June 30, 2001 and December 31, 2000 has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

4.          Commitments and Contingencies

             The Company is involved in various litigation proceedings arising in the normal course of business.  In the opinion of management, the Company’s ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

5.          New Accounting Pronouncements

             On July 20, 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”). FAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  Mac-Gray does not believe the adoption of FAS 141 will have a significant impact on its consolidated financial statements.

             On July 20, 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).  FAS 142 requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually.  The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001.  Management believes the adoption of FAS 142 will substantially reduce the Company’s amortization expense.

6.          Earnings Per Share

             A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Three Months Ended June 30, 2001

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income available to common stockholders – basic	$319	12,644	$0.03

Effect of dilutive securities:
Stock options		2

Net income available to common stockholders – diluted	$319	12,646	$0.03

	For the Three Months Ended June 30, 2000

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income available to common stockholders – basic	$973	12,632	$0.08

Effect of dilutive securities:
Stock options		1

Net income available to common stockholders – diluted	$973	12,633	$0.08

	For the Six Months Ended June 30, 2001

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income available to common stockholders – basic	$899	12,642	$0.07

Effect of dilutive securities:
Stock options		3

Net income available to common stockholders – diluted	$899	12,645	$0.07

	For the Six Months Ended June 30, 2000

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income available to common stockholders – basic	$1,588	12,631	$0.13

Effect of dilutive securities:
Stock options		1

Net income available to common stockholders – diluted	$1,588	12,632	$0.13

7.          Segment Information

             The Company operates three business units which are based on the Company’s different product and service categories: Laundry, MicroFridge and Reprographics.  These three business units have been aggregated into two reportable segments (“Laundry and Reprographics” and “MicroFridge”).  The Laundry and Reprographics business units have been aggregated into one reportable segment (Laundry and Reprographics) since the long-term financial performance of these divisions are affected by similar economic conditions.  The Laundry business unit provides coin and card-operated laundry equipment to multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes.  The Laundry business unit also operates as a distributor of and provides service to commercial laundry equipment in public laundromats, as well as institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities.  The Reprographics business unit provides coin and card-operated reprographics equipment to academic and public libraries.  The MicroFridge segment sells and leases its own patented and proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes colleges and universities, government, hotel, motel and assisted living facilities.

             Revenue for the Reprographics business unit totaled $1,571 and $1,666 for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 revenue was $3,187, as compared to $3,500 for the same period in 2000. Operational similarities in the Laundry and Reprographics business units create several synergies which, for reporting purposes, makes it difficult to estimate separate gross margins.

             There are no intersegment revenues.

             The table below presents information about the reported operating income of Mac-Gray for the three and six months ended June 30, 2001 and 2000.

	For the three months ended	For the three months ended	For the six months ended	For the six months ended

	June 30, 2000	June 30, 2001	June 30, 2000	June 30, 2001

Revenues:
Laundry and Reprographics	$30,107	$29,747	$61,229	$63,173
MicroFridge®	8,979	6,827	15,070	11,621

Total	39,086	36,574	76,299	74,794
Gross Margin:
Laundry and Reprographics	5,328	4,603	11,614	11,149
MicroFridge®	3,260	2,263	5,293	3,661

Total	8,588	6,866	16,907	14,810

Selling, general and administrative expenses	5,327	4,892	10,889	10,230
Interest and other expenses, net	1,502	1,304	3,083	2,810

Income before provision for taxes	$1,759	$670	$2,935	$1,770

	December 31, 2000	June 30, 2001

Assets
Laundry and Reprographics	$120,880	$112,065
MicroFridge®	20,386	21,290

Total for reportable segments	141,266	133,355
Corporate (1)	32,541	32,967
Deferred income taxes	818	787

Total assets	$174,625	$167,109

(1)         Principally cash, prepaid expenses and property, plant & equipment.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ significantly from the results discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include: ability to meet future capital requirements; dependence upon certain suppliers; lease renewals; retention of senior executives; market acceptance of new products and services; implementation of acquisition strategy; integration of acquired businesses; and those factors discussed in Mac-Gray’s filings with the Securities and Exchange Commission (“SEC”).  The historical financial information presented herein represents the consolidated results of Mac-Gray.  The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto presented elsewhere in this report and with the annual financial statements and related notes previously filed by Mac-Gray with the SEC on its Annual Report on Form 10-K.

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

Results of Operations (Dollars in thousands)

Three and six months ended June 30, 2001 compared to three and six months ended June 30, 2000.

             Revenue. Revenue decreased by $2,512, or 6.4%, from $39,086 to $36,574 for the three months ended June 30, 2001 from the three months ended June 30, 2000. Revenue decreased by $1,505, or 2%, from $76,299 to $74,794 for the six months ended June 30, 2001 from the six months ended June 30, 2000. The primary reasons for the decrease in the second quarter revenue, as compared to the same period last year, are the sales of MicroFridge and laundry equipment. Within the MicroFridge division, the Company was unable to equal the strong second quarter and the first half of 2000 sales in the academic sales market. The Company believes that budget constraints have caused several colleges to postpone or cancel capital expenditures. Also affecting the results in this division for the second quarter and year-to-date is the noticeable increase in price competition in several of the markets in which MicroFridge conducts business. The sale of laundry equipment has also contributed to the shortfall in revenue in the second quarter as compared to the same period last year. The Company believes that this decrease is due primarily to the reluctance of some large customers to invest in new and renovated stores at the same rate as a year ago due to general economic conditions as well as their ability to obtain financing for capital-type projects.  Route revenue, which is made up of money collected through coin and card-operated equipment, increased from the three months ended June 30, 2000, and from the six months ended June 30, 2000, due primarily to additional revenue as a result of internal growth of equipment placed in service.

             Route Related Expenses.  Route related expenses include rent paid to route customers as well as those costs associated with installing and servicing machines and the costs of collecting, counting and depositing route revenue.  Route related expenses increased $254, or 1.4%, to $18,350 for the three months ended June 30, 2001 from the three months ended June 30, 2000, and $1,074, or 2.9%, to $37,813 for the six months ended June 30, 2001 from the six months ended June 30, 2000. This increase was primarily related to an increase in route rent expense which is tied to the increase in route revenue.

             Depreciation and Amortization.  Depreciation and amortization increased by $111, or 2.3%, to $4,973 for the three months ended June 30, 2001 from the three months ended June 30, 2000, and $302, or 3.1%, to $9,893 for the six months ended June 30, 2001 from the six months ended June 30, 2000.  The increase was primarily attributable to growth of the Company’s machine base associated with new laundry route contracts and new machines used to replace existing equipment.

             Selling, General and Administration.  Selling, general and administration expenses decreased by $435, or 8.2%, to $4,892 for the three months ended June 30, 2001 from the three months ended June 30, 2000, and $659, or 6.1% for the six months ended June 30, 2001 from the six months ended June 30, 2000.  The decrease is attributable primarily to decrease in outside professional services, reserves for doubtful accounts, and lower marketing expenses.

             Interest and Other Expense.  Interest and other expense, net of interest and other income, decreased by $198, or 13.2%, to $1,304 for the three months ended June 30, 2001 from the three months ended June 30, 2000, and $273, or 8.9%, to $2,810 for the six months ended June 30, 2001 from the six months ended June 30, 2000.  This decrease is related to a decrease in the Company’s funded debt balance, and lower average interest rates charged the Company during 2001 as compared to a year ago.

             Provision for Income Taxes.  The provision for income taxes decreased by $435, or 55.3%, to $351 for the three months ended June 30, 2001 from the three months ended June 30, 2000, and $476, or 35.3%, for the six months ended June 30, 2001 from the six months ended June 30, 2000.  This decrease is due to the corresponding decrease in pre-tax income from $1,759 for the three months ended June 30, 2000 to $670 for the second quarter of 2001. The effective tax rate for the quarter ended June 30, 2001 is 52.4% as compared to 44.7% for the same period in 2000. This increase in the effective tax rate is due to non-deductible expenses, primarily amortization of intangible assets associated with acquired businesses, making up a higher portion of total taxable income.

Seasonality

             The Company experiences moderate seasonality as a result of its significant operations in the college and university market.  Revenues derived from the college and university market represent approximately 25% of the Company’s total revenue.  Route and rental revenues are derived substantially during the school year which includes the first, second and fourth calendar quarters.  Conversely, the Company increases its operating expenditures during the third calendar quarter, when colleges and universities are not in session, as a result of Mac-Gray’s increased product installation activities.  Product sales, principally MicroFridge®, to this market are also higher during the third calendar quarter.

Liquidity and Capital Resources (Dollars in thousands)

             Mac-Gray's primary source of cash since December 31, 2000 has been funds generated from operating activities. The Company's primary uses of cash have been the purchase of new laundry equipment, MicroFridge equipment, reprographics equipment and smart card based payment systems. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest and principal payments on any outstanding indebtedness, as well as capital expenditures. To help mitigate the effect of possible higher interest rates in the future, on February 18, 2000, the Company negotiated interest rate swaps that fixed the interest rates on $20,000 of outstanding borrowings for 3 years and $20,000 of outstanding borrowings for 5 years.

             Cash flows provided by operations were $6,621 and $7,208 for the six months ended June 30, 2001 and 2000, respectively. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, offset by route rent, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The decrease from 2000 to 2001 is primarily attributable to decrease in net income and the ordinary changes in working capital.

             Cash used in investing activities was $4,142 and $3,999 for the six months ended June 30, 2001 and 2000, respectively.  Capital expenditures were $4,885 and $5,628 for the six months ended June 30, 2001 and 2000, respectively. The decrease in capital expenditures was due to less equipment being placed in service and the average unit cost of equipment placed in service decreasing in the six-month period ending June 30, 2001 as compared to the same period a year ago.

             Net cash flows from financing activities consist primarily of repayments of bank borrowing, capital lease obligations, and other long-term debt, netting to a reduction of the revolving line of credit and other debt of $4,131.  This decrease was due to improved overall management of working capital since December 31, 2000.

             On June 29, 2000 the Company refinanced its outstanding Senior Secured Credit Facility (as referenced, the “2000 Senior Secured Credit Facility”) with new lenders. This transaction retired the credit facility that had been in place since April 23, 1998. The 2000 Senior Secured Credit Facility provided for borrowings of up to $100,000 consisting of borrowings under a three-year revolving line of credit of up to $65,000 and a five-year $35,000 Senior Secured Term Loan Facility. Through principal payments made quarterly since the inception of the 2000 Senior Secured Credit Facility, the $35,000 Senior Secured Term Loan Facility has been reduced to $27,800. As of June 30, 2001, the unused balance of the 2000 Senior Secured Credit Facility was $21,450. The Company was in compliance with the terms of the credit agreement as of June 30, 2001. The average interest rate was 7.93% for the quarter ended June 30, 2001.

New Accounting Pronouncements

             On July 20, 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”). FAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  Mac-Gray does not believe the adoption of FAS 141 will have a significant impact on its consolidated financial statements.

             On July 20, 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).  FAS 142 requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually.  The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001.  Management believes the adoption of FAS 142 will substantially reduce the Company’s amortization expense.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

             The Company is exposed to a variety of risks, including changes in interest rates on its borrowings.  There have been no material changes in market risk exposures from the information disclosed in the Form 10-K for the year ended December 31, 2000.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to Security Holders

(a)         The Company held its annual meeting of stockholders on May 23, 2001.

(b)        The following directors were reelected:

             John P. Leydon
             William M. Crozier, Jr.

             The following directors continued on in office after the annual stockholders meeting:

             Jerry A. Schiller
             Thomas E. Bullock
             Stewart G. MacDonald, Jr.
             Eugene B. Doggett

(c)         The following plan was approved:

             The Mac-Gray Corporation 2001 Employee Stock Purchase Plan
(d)	The two matters voted upon at the annual meeting were the election of the two Directors to hold office until the annual meeting of stockholders to be held in 2004, and the approval of the Company’s 2001 Employee Stock Purchase Plan. The vote cast was tabulated using proxies representing 9,324,240 shares, or 73.7 percent of the eligible voting shares. The results of the vote were as follows:

Election/Approval	Number of Shares/Votes

	For	Against	Abstained

John P. Leydon	9,287,340	36,900	0
William M. Crozier, Jr.	9,286,340	37,900	0
2001 Stock Purchase Plan	9,223,074	24,661	76,505

Item 6.  Exhibits and Reports on Form 8-K

None

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
August 13, 2001	/s/ Michael J. Shea

Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal financial officer)