Form 10-Q
period 2001-09-30
MAC-GRAY CORP
filed 2001-11-13
CIK 1038280

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   (Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      -                       EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                  Yes X No
                                      -    -

                   The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 13, 2001:

                  Class                                       Number of shares
                  -----                                       ----------------
Common Stock,     $.01 Par Value                              12,646,414

                                                                 INDEX


PART I            FINANCIAL INFORMATION

                  Item 1.  Financial Statements
                           Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000

                           Condensed Consolidated Income Statements (unaudited) for the Three and Nine Months Ended September 30, 2001 and 2000

                           Condensed Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 2001 (unaudited)

                           Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2001 and 2000

                           Notes to Condensed Consolidated Financial
                           Statements (unaudited)

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II           OTHER INFORMATION


                  Signature

Item 1.  Financial Statements


                                                         MAC-GRAY CORPORATION
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (In thousands, except share data)

                                                                     December 31,          September 30,
                                                                         2000                  2001
                                                                         ----                  ----
Assets                                                                                      (unaudited)
Current assets:
  Cash and cash equivalents                                                  $6,715                $5,608
  Trade receivables, net of allowance for doubtful accounts                   7,992                11,702
  Inventory of finished goods                                                 3,391                 6,246
  Prepaid expenses and other current assets                                   9,540                 9,426
                                                                   -----------------      ----------------
    Total current assets                                                     27,638                32,982
Property, plant and equipment, net                                           77,367                75,739
Intangible assets, net                                                       52,118                48,954
Prepaid route rent and other assets                                          17,502                16,935
                                                                   -----------------      ----------------
    Total assets                                                           $174,625              $174,610
                                                                   =================      ================

Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt and capital lease obligations            $7,144                $7,201
  Trade accounts payable and accrued expenses                                12,080                11,068
  Accrued route rent                                                          8,149                 7,762
  Deferred revenues and deposits                                              2,629                 1,523
                                                                   -----------------      ----------------
    Total current liabilities                                                30,002                27,554
Long-term debt and capital lease obligations                                 70,454                70,432
Deferred income taxes                                                        13,444                14,434
Deferred retirement obligation                                                  749                   671
Other liabilities                                                                15                 2,144
Commitments and contingencies (Note 3)                                            -                     -
Stockholders' equity:
  Preferred stock of Mac-Gray Corporation ($.01 par value, 5
    million shares authorized, no shares outstanding)                             -                     -
  Common stock of Mac-Gray Corporation ($.01 par value, 30
    million shares authorized, 13,443,754 issued and 12,637,639 outstanding at December 31, 2000, and 13,443,754  issued and
   12,646,414 outstanding at September 30, 2001)                                134                   134
  Additional capital                                                         68,540                68,540
  Accumulated other comprehensive loss                                            -               (2,144)
  Retained earnings                                                             771                 2,226
                                                                   -----------------      ----------------
                                                                             69,445                68,756
  Less common stock in treasury, at cost                                    (9,484)               (9,381)
                                                                   -----------------      ----------------
    Total stockholders' equity                                               59,961                59,375
                                                                   -----------------      ----------------
Total liabilities and stockholders' equity                                 $174,625              $174,610
                                                                   =================      ================




The accompanying notes are an integral part of these condensed, consolidated financial statements


                                                         MAC-GRAY CORPORATION
                                         CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
                                                 (In thousands, except per share data)




                                                               Three months ended                     Nine months ended
                                                                  September 30,                         September 30,
                                                              2000             2001                 2000            2001
                                                              ----             ----                 ----            ----

Revenue:
     Route revenue                                              25,822           25,632               78,396           79,664
     Sales                                                      12,504           12,606               32,325           30,502
     Other                                                         860              736                4,764            3,602
                                                          -------------    -------------        -------------   --------------
          Total revenue                                        $39,186          $38,974             $115,485         $113,768
                                                          -------------    -------------        -------------   --------------

Cost of revenue:
     Cost of route revenues                                     17,493           17,841               54,232           55,654
     Depreciation and amortization                               4,392            4,515               13,983           14,408
     Cost of product sold                                        8,461            8,674               21,523           20,952
                                                          -------------    -------------        -------------   --------------
          Total cost of revenue                                 30,346           31,030               89,738           91,014
                                                          -------------    -------------        -------------   --------------

Selling, general and administration expenses                     5,384            5,439               16,273           15,669
                                                          -------------    -------------        -------------   --------------

Income from operations                                           3,456            2,505                9,474            7,085

Interest and other expense, net                                  1,880            1,277                4,963            4,087
                                                          -------------    -------------        -------------   --------------
Income before provision for income taxes                         1,576            1,228                4,511            2,998

Provision for income taxes                                         717              599                2,064            1,470
                                                          -------------    -------------        -------------   --------------
Net income                                                        $859             $629               $2,447           $1,528
                                                          =============    =============        =============   ==============
Net income per common share - basic                              $0.07            $0.05                $0.19            $0.12
                                                          =============    =============        =============   ==============
Weighted average common shares outstanding - basic              12,635           12,646               12,633           12,646
                                                          =============    =============        =============   ==============
Net income per common share - diluted                            $0.07            $0.05                $0.19            $0.12
                                                          =============    =============        =============   ==============
Weighted average common shares outstanding - diluted            12,635           12,646               12,633           12,646
                                                          =============    =============        =============   ==============


The accompanying notes are an integral part of these condensed, consolidated financial statements



                              MAC-GRAY CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                       (In thousands, except share data)






                                 Common stock                         Accumulated                        Treasury  Stock
                                Number   Value  Additional  Retained     Other       Comprehensive       Number     Cost   Total
                               of shares          capital   earnings Comprehensive    Income (Loss)        of
                                                                         Loss                            shares
                             -------------------------------------------------------------------------------------------------------
Balance, December 31, 2000    12,637,639  $134    $68,540       $771      $--              $--          806,115  ($9,484)   $59,961
  Net income                                                   1,528                     1,528                                1,528
  Other comprehensive
  income (loss):
     Cumulative effect of
     adopting FAS 133, net
     of tax of $750                                                    (1,124)                                               (1,124)
     Unrealized derivative
     instrument loss, net
     of tax of $679                                                    (1,020)          (1,020)                              (1,020)
                                                                                       --------
  Comprehensive income                                                                    $508
                                                                                       ========
  Stock Granted                    7,775                        (64)                                     (7,775)      91         27
  Options exercised                1,000                         (9)                                     (1,000)      12          3
                             ---------------------------------------------------                    --------------------------------
Balance, September 30, 2001   12,646,414  $134    $68,540     $2,226  ($2,144)                          797,340  ($9,381)   $59,375
                             ===================================================                    ================================


The accompanying notes are an integral part of these condensed, consolidated financial statements


                                                         MAC-GRAY CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                            (In thousands)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                      2000              2001
                                                                                      ----              ----
Cash flows from operating activities:
  Net income                                                                         $2,447            $1,528
    Adjustments to reconcile net income to net cash flows provided by operating activities:
    Depreciation and amortization                                                    14,890            15,303
    Gain on sale of assets                                                            (265)              (80)
    Deferred income taxes                                                             1,616               964
    Director stock grant                                                                  -                27
    Increase in accounts receivable                                                 (2,077)           (3,710)
    Decrease (increase) in inventory                                                  2,600           (2,855)
    Increase in prepaid expenses and other assets                                   (2,334)             (776)
    Decrease in accounts payable, accrued route rent and
    accrued expenses                                                                  (882)           (1,398)
    Decrease in deferred revenues and customer deposits                               (560)           (1,106)
                                                                               -------------     -------------
       Net cash flows provided by operating activities                               15,435             7,897
                                                                               -------------     -------------

Cash flows from investing activities:
  Capital expenditures                                                             (10,339)           (9,229)
  Proceeds from sale of property and equipment                                        1,823               804
                                                                               -------------     -------------
    Net cash flows used in investing activities                                     (8,516)           (8,425)
                                                                               -------------     -------------

Cash flows from financing activities:
  Payments on long-term debt and capital lease obligations                          (2,004)           (1,314)
  (Payments) borrowings on line of credit, net                                      (2,980)               912
  Cash paid for refinancing of long-term debt                                         (978)                 -
  Principal payment on other liabilities                                                  -             (180)
  Proceeds from exercise of stock options                                                                   3
                                                                               -------------     -------------
    Net cash flows used in financing activities                                     (5,962)             (579)
                                                                               -------------     -------------

Increase (decrease) in cash and cash equivalents                                        957           (1,107)
Cash and cash equivalents, beginning of period                                        6,566             6,715
                                                                               -------------     -------------
Cash and cash equivalents, end of period                                             $7,523            $5,608
                                                                               =============     =============


The accompanying notes are an integral part of these condensed, consolidated financial statements

                              Mac-Gray Corporation
        Notes to Condensed Consolidated Financial Statements (unaudited)
                      (In thousands, except per share data)


1.       Basis of Presentation

     In the opinion of the management of Mac-Gray Corporation (the "Company" or "Mac-Gray"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) which are necessary to present fairly the Company's financial position as of September 30, 2001 and December 31, 2000 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's fiscal 2000 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.       Long Term Debt

     The revolving line of credit and term loan facility (the "2000 Senior Secured Credit Facility") provides for borrowings of up to $100,000. The 2000 Senior Secured Credit Facility provides for borrowings under a three-year revolving line of credit of up to $65,000, and includes a five-year $35,000 Senior Secured Term Loan Facility.

     As of September 30, 2001, the available balance of the 2000 Senior Secured Credit Facility was $16,010.

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

                              Mac-Gray Corporation
        Notes to Condensed Consolidated Financial Statements (unaudited)
                      (In thousands, except per share data)



     The interest rate swaps were considered and documented as highly effective cash flow hedges. Accordingly, beginning January 1, 2001, concurrent with the adoption of FAS 133 (see Note #4), the fair value of the swaps was recorded by the Company with any unrealized gain or loss, net of related income tax effect, recorded into a separate Stockholders' Equity caption titled "Accumulated Other Comprehensive Income (Loss)". The Company recorded its derivative contracts (a liability on the balance sheet reflecting the fair value of its outstanding interest rate swaps) and a corresponding charge to accumulated other comprehensive income (loss) of $1,124, net of related income taxes, from the cumulative effect of the adoption of FAS 133, as amended. At September 30, 2001, the fair value of the interest rate swaps was a loss of $2,144, net of related income taxes. The unrealized loss for the nine months ended September 30, 2001 of $1,020, net of related income taxes, was recorded as a component of other comprehensive income.

     The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty.

     At September 30, 2001, the fair value of the interest rate swaps are included in other liabilities.

     The 2000 Senior Secured Credit Facility Term Loan portion amortizes as follows:

     2001...................................................   7,700
     2002...................................................   6,500
     2003...................................................   7,500
     2004...................................................   8,500
     2005...................................................   2,300
                                                             -------
                                                             $32,500
                                                             =======

     Long-term debt also includes various notes payable totaling $2,590 at December 31, 2000, and $1,919 at September 30, 2001.

3.       Commitments and Contingencies

     The Company is involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

4.       New Accounting Pronouncements

     In June 1998 and June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138"). These statements amend the accounting and reporting standards for certain derivative instruments and hedging activities. FAS 133 and FAS 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted FAS 133, as amended by FAS 138, effective January 1, 2001. The Company's adoption of SFAS No. 133, as amended, primarily affects the accounting for, among other things, the Company's derivatives used in connection with its interest rate risk management policies (see Note 2).

                              Mac-Gray Corporation
        Notes to Condensed Consolidated Financial Statements (unaudited)
                      (In thousands, except per share data)



     On July 20, 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 141, "Business Combinations" ("FAS 141"). FAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminated the pooling-of-interest method. Mac-Gray does not believe the adoption of FAS 141 will have a significant impact on its consolidated financial statements.

     On July 20, 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact of the adoption of this statement.

     In August, 2001, the FASB issued Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," ("FAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. Management does not expect the adoption of this standard to have any impact on the Company's financial position or results of operations.

     In October, 2001, the FASB issued Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144"). FAS 144 supercedes FASB Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." FAS 144 is effective for financial statements issued for fiscal years beginning December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, FAS 144 will have on its financial position and results of operations.



                                                         Mac-Gray Corporation
                                   Notes to Condensed Consolidated Financial Statements (unaudited)
                                                 (In thousands, except per share data)

5.       Earnings Per Share

     A reconciliation of the weighted average number of common shares outstanding is as follows:


                                                                         For the Three Months Ended September 30, 2001
                                                                       --------------------------------------------------
                                                                          Income              Shares          Per-Share
                                                                        (Numerator)       (Denominator)         Amount
                                                                       --------------    -----------------    -----------
Net income available to common stockholders - basic                            $ 629               12,646         $ 0.05
                                                                       ==============    =================    ===========

Effect of dilutive securities:
  Stock options                                                                                        --
                                                                                         -----------------
Net income available to common stockholders - diluted                          $ 629               12,646         $ 0.05
                                                                       ==============    =================    ===========


                                                                         For the Three Months Ended September 30, 2000
                                                                       --------------------------------------------------
                                                                          Income              Shares          Per-Share
                                                                        (Numerator)       (Denominator)         Amount
                                                                       --------------    -----------------    -----------
Net income available to common stockholders - basic                            $ 859               12,635         $ 0.07
                                                                       ==============    =================    ===========

Effect of dilutive securities:
  Stock options                                                                                        --
                                                                                         -----------------
Net income available to common stockholders - diluted                          $ 859               12,635         $ 0.07
                                                                       ==============    =================    ===========



                                                                         For the Nine Months Ended September 30, 2001
                                                                       --------------------------------------------------
                                                                          Income              Shares          Per-Share
                                                                        (Numerator)       (Denominator)         Amount
                                                                       --------------    -----------------    -----------
Net income available to common stockholders - basic                          $ 1,528               12,646         $ 0.12
                                                                       ==============    =================    ===========

Effect of dilutive securities:
  Stock options                                                                                        --
                                                                                         -----------------
Net income available to common stockholders - diluted                        $ 1,528               12,646         $ 0.12
                                                                       ==============    =================    ===========

                                                                         For the Nine Months Ended September 30, 2000
                                                                       --------------------------------------------------
                                                                          Income              Shares          Per-Share
                                                                        (Numerator)       (Denominator)         Amount
                                                                       --------------    -----------------    -----------
Net income available to common stockholders - basic                          $ 2,447               12,633         $ 0.19
                                                                       ==============    =================    ===========

Effect of dilutive securities:
  Stock options                                                                                        --
                                                                                         -----------------
Net income available to common stockholders - diluted                        $ 2,447               12,633         $ 0.19
                                                                       ==============    =================    ===========



                              Mac-Gray Corporation
        Notes to Condensed Consolidated Financial Statements (unaudited)
                      (In thousands, except per share data)


6.       Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on the Company's financial position or results of operations.

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

     Revenue for the Reprographics business unit totaled $1,136 and $1,288 for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 revenue was $4,322, as compared to $4,788 for the same period in 2000. Operational similarities in the Laundry and Reprographics business units create several synergies which, for reporting purposes, makes it difficult to estimate separate gross margins.

     There are no intersegment revenues.



                                                            Mac-Gray Corporation
                                   Notes to Condensed Consolidated Financial Statements (unaudited)
                                                 (In thousands, except per share data)



     The table below presents information about the reported operating income of Mac-Gray for the three and nine months ended September 30, 2001 and 2000.


                                        For the three    For the three     For the nine     For the nine
                                        months ended      months ended     months ended     months ended
                                      ---------------------------------------------------------------------
                                       September 30,     September 30,    September 30,     September 30,
                                            2000             2001              2000             2001

Revenues:
Laundry and Reprographics                      $29,677          $29,599           $91,408          $92,772
MicroFridge(R)                                   9,509            9,375            24,077           20,996
                                      ----------------- ---------------- ----------------- ----------------
Total                                           39,186           38,974           115,485          113,768
Gross Margin:
Laundry and Reprographics                        5,750            5,062            17,527           16,211
MicroFridge(R)                                   3,090            2,882             8,220            6,543
                                      ----------------- ---------------- ----------------- ----------------
Total                                            8,840            7,944            25,747           22,754
Selling, general and
administrative expenses                          5,384            5,439            16,273           15,669
Interest and other expenses, net                 1,880            1,277             4,963            4,087
                                      ----------------- ---------------- ----------------- ----------------
Income before provision for taxes              $ 1,576          $ 1,228           $ 4,511          $ 2,998
                                      ----------------- ---------------- ----------------- ----------------





                                                                                 December 31,         September 30,
                                                                                     2000                 2001
                                                                                ----------------     ----------------
Assets
  Laundry and Reprographics                                                            $120,880            $ 117,609
  MicroFridge(R)                                                                         20,386               24,592
                                                                                ----------------     ----------------
    Total for reportable segments                                                       141,266              142,201
  Corporate (1)                                                                          32,541               31,565
  Deferred income taxes                                                                     818                  844
                                                                                ----------------     ----------------
Total assets                                                                           $174,625             $174,610
                                                                                ================     ================


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


Results of Operations (Dollars in thousands)

Three and nine months ended September 30, 2001 compared to three and nine months ended September 30, 2000.

     Revenue. Revenue decreased by $212, or 0.5%, from $39,186 to $38,974 for the three months ended September 30, 2001 from the three months ended September 30, 2000. Revenue decreased by $1,717, or 1.5%, from $115,485 to $113,768 for the nine months ended September 30, 2001 from the nine months ended September 30, 2000. The primary reasons for the decrease in the third quarter revenue, as compared to the same period last year, are the sales of MicroFridge equipment. Within the MicroFridge division, the Company was unable to equal the strong third quarter and the first nine months of 2000 sales in the academic sales market. The Company believes that budget constraints have caused several colleges to postpone capital expenditures to next year and beyond. Also affecting the results in this division for the third quarter and year-to-date is the noticeable increase in price competition in several of the markets in which MicroFridge conducts business. Route revenue, which is made up of money collected through laundry and reprographic coin and card-operated equipment, increased from the three months ended September 30, 2000, and from the nine months ended September 30, 2000, by 1% and 2.5% respectively, due primarily to additional revenue as a result of internal growth of equipment placed in service.

     Route Related Expenses. Route related expenses include rent paid to route customers as well as those costs associated with installing and servicing machines and the costs of collecting, counting and depositing route revenue. Route related expenses increased $348, or 1.9%, to $17,841 for the three months ended September 30, 2001 from the three months ended September 30, 2000, and $1,422, or 2.6%, to $55,654 for the nine months ended September 30, 2001 from the nine months ended September 30, 2000. This increase was primarily related to an increase in route rent expense which is tied to the increase in route revenue.

     Depreciation and Amortization. Depreciation and amortization increased by $123, or 2.8%, to $4,515 for the three months ended September 30, 2001 from the three months ended September 30, 2000, and $425, or 3.0%, to $14,408 for the nine months ended September 30, 2001 from the nine months ended September 30, 2000. The increase was primarily attributable to growth of the Company's machine base associated with new laundry route contracts and new machines used to replace existing equipment.

     Cost of product sold. Cost of product sold consists primarily of the cost of laundry equipment, MicroFridge equipment, parts and supplies sold. Cost of product sold increased $213, or 2.5%, to $8,674 for the three months ended September 30, 2001 from the three months ended September 30, 2000, and decreased $571, or 2.7%, to $20,952 for the nine months ended September 30, 2001 from the nine months ended September 30, 2000. These variances from 2000 are the result of sales being lower in the quarter ended September 30, 2001 than last year, and higher for the nine month period than last year. Also affecting this cost is the mix of products sold in 2001 as compared to 2000.

     Selling, General and Administration. Selling, general and administration expenses increased by $55, or 1.0%, to $5,439 for the three months ended September 30, 2001 from the three months ended September 30, 2000, and decreased $604, or 3.7% for the nine months ended September 30, 2001 from the nine months ended September 30, 2000. The decrease is attributable primarily to decrease in outside professional services, reserves for doubtful accounts, and lower marketing expenses than a year ago.

     Interest and Other Expense. Interest and other expense, net of interest and other income, decreased by $603, or 32.1%, to $1,277 for the three months ended September 30, 2001 from the three months ended September 30, 2000, and $876, or 18%, to $4,087 for the nine months ended September 30, 2001 from the nine months ended September 30, 2000. This decrease is related to a decrease in the Company's funded debt balance, and lower average interest rates charged the Company during 2001 as compared to a year ago.

     Provision for Income Taxes. The provision for income taxes decreased by $118, or 16.4%, to $599 for the three months ended September 30, 2001 from the three months ended September 30, 2000, and $594, or 28.8%, to $1,470 for the nine months ended September 30, 2001 from the nine months ended September 30, 2000. This decrease is due to the corresponding decrease in pre-tax income from $1,576 for the three months ended September 30, 2000 to $1,228 for the third quarter of 2001. The effective tax rate for the quarter ended September 30, 2001 is 48.8% as compared to 45.5% for the same period in 2000. This increase in the effective tax rate is due to non-deductible expenses, primarily amortization of intangible assets associated with acquired businesses, making up a higher portion of total taxable income.



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

     Cash flows provided by operations were $7,897 and $15,435 for the nine months ended September 30, 2001 and 2000, respectively. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, offset by route rent, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The decrease from 2000 to 2001 is attributable to an increase in current assets, a decrease in current liabilities, and a decrease in net income. Net cash flow provided by operating activities has been affected by a greater increase in accounts receivable in the nine months ended September 30, 2001 than for the nine months ended September 30, 2000. This increase resulted from longer than ordinary terms given to certain long-term customers in the academic market, and from the timing of both MicroFridge and laundry equipment sales as compared to last year.

     Also affecting net cash flow provided by operations was an increase in inventory for the nine months ended September 30, 2001, as compared to the same period in 2000. This increase resulted mainly from the postponement by customers of some orders to later months, and from the build-up of various equipment levels in connection with the timing of a new supplier.

     Cash used in investing activities was $8,425 and $8,516 for the nine months ended September 30, 2001 and 2000, respectively. Capital expenditures were $9,229 and $10,339 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in capital expenditures was due to less equipment being placed in service and the average unit cost of equipment placed in service decreasing in the nine-month period ending September 30, 2001 as compared to the same period a year ago.

     Net cash flows used in financing activities were $579 and consisted primarily of repayment of bank borrowings, net of borrowings and capital lease obligations, and other long-term debt. The change in cash flows from financing resulted mainly from an increase in borrowing under the line of credit, compared to the prior year, of $912, in connection with increases in the major components of working capital, in particular the increases in trade receivables and inventory since December 31, 2000 as discussed above.

     On June 29, 2000 the Company refinanced its outstanding Senior Secured Credit Facility (as referenced, the "2000 Senior Secured Credit Facility") with new lenders. This transaction retired the credit facility that had been in place since April 23, 1998. The 2000 Senior Secured Credit Facility provided for borrowings of up to $100,000 consisting of borrowings under a three-year revolving line of credit of up to $65,000 and a five-year $35,000 Senior Secured Term Loan Facility. Through principal payments made quarterly since the inception of the 2000 Senior Secured Credit Facility, the $35,000 Senior Secured Term Loan Facility has been reduced to $27,800. As of September 30, 2001, the unused balance of the 2000 Senior Secured Credit Facility was $16,010. The Company was in compliance with the terms of the credit agreement as of September 30, 2001. The average interest rate was approximately 7.72% for the quarter ended September 30, 2001.

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

                                     MAC-GRAY CORPORATION
November 13, 2001                    /s/  Michael J. Shea
                                     --------------------
                                     Michael J. Shea
                                     Executive Vice President, Chief
                                     Financial Officer and Treasurer
                                     (On behalf of registrant and as principal
                                     financial officer)