Form 10-K
period 2001-12-31
MAC-GRAY CORP
filed 2002-03-29
CIK 1038280

MAC-GRAY CORP



                                  Filing Type:  10-K
                                  Description:  Annual Report
                                  Filing Date:
                                  Period End:  Dec 31, 2001


                                  Primary Exchange:  New York Stock Exchange
                                            Ticker:  TUC

                                Table of Contents


PART I        .................................................................2
ITEM 1.   BUSINESS           ..................................................3
ITEM 2.   PROPERTIES         ..................................................7
TABLE 1       .................................................................7
ITEM 3.   LEGAL PROCEEDINGS           .........................................8
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              ....9
PART II       ................................................................10
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY               ................10
ITEM 6.   SELECTED FINANCIAL DATA             ................................11
Statement of Income        ...................................................11
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS               ...................13
REVENUE       ................................................................13
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    .    25
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 ..........26
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                  .......26
PART III       ...............................................................27
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS               ......................27
ITEM 11. EXECUTIVE COMPENSATION             ..................................27
ITEM 12. SECURITY OWNERSHIP            .......................................27
ITEM 13. CERTAIN RELATIONSHIPS           .....................................27
PART IV      .................................................................27
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS              .........................27
ITEMS 14(a)(1) AND (2)         ...............................................31
REPORT OF INDEPENDENT ACCOUNTANTS               ..............................32
CONSOLIDATED BALANCE SHEETS              .....................................33
CONSOLIDATED INCOME STATEMENTS               .................................34
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                  ..............35
CONSOLIDATED STATEMENTS OF CASH FLOWS                .........................36
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  ..................37
1. DESCRIPTION OF THE BUSINESS              ..................................37
2. SIGNIFICANT ACCOUNTING POLICIES              ..............................37
3. IMPAIRMENT OF GOODWILL           ..........................................40
4. PURCHASE ACQUISITIONS          ............................................41
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS                ..................41
6. PREPAID ROUTE RENT AND OTHER ASSETS             ...........................41
7. PROPERTY, PLANT AND EQUIPMENT                 .............................42
8. INTANGIBLE ASSETS          ................................................42
9. ACCRUED EXPENSES        ...................................................43
10. DEFERRED RETIREMENT OBLIGATION              ..............................43
11. LONG-TERM DEBT          ..................................................43
12. INCOME TAXES          ....................................................45
13. REPURCHASE OF COMMON STOCK            ....................................47
14. SEGMENT INFORMATION           ............................................47
15. COMMITMENTS AND CONTINGENCIES             ................................49
16. EMPLOYEE BENEFIT AND STOCK PLANS              ............................50
17. EARNINGS PER SHARE           .............................................52
18. SUMMARY OF QUARTERLY FINANCIAL INFORMATION                ................53
SCHEDULE II       ............................................................54
Exhibit 23.1      ............................................................55

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2001

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
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (617) 492-4040

Securities Registered Pursuant to Section 12(b) of the Act:



TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------

Common Stock, par value $.01 per share           New York Stock Exchange


Securities Registered Pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of March 28, 2002 was $44,283,827 based on the last sales price of $3.50 per share as of March 28, 2002 on the NYSE.
--------------------------------------------------------------------------------
                                                                          Page 1

         As of March 28, 2002, 12,652,522 shares of common stock of the registrant, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrants' Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2002 are incorporated by reference into Part III of this report.


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

--------------------------------------------------------------------------------
                                                                          Page 2

ITEM 1.   BUSINESS

          Mac-Gray was founded in 1927. Unless the context requires otherwise, all references in this Report to Mac-Gray or the Company shall mean Mac-Gray Corporation and its subsidiaries and predecessors, including (i) Mac-Gray Services, Inc., a Delaware corporation, formerly known as Mac-Gray Co., Inc. ("Mac-Gray Co."), and Mac-Gray, L.P., a Delaware limited partnership (the "Limited Partnership"), and (ii) businesses that Mac-Gray has acquired through December 31, 2001 from their respective dates of acquisition.

         The Company's revenues are derived from the operation of three business segments: Laundry equipment services, MicroFridge(R) services and reprographics services.

LAUNDRY SERVICES

         Mac-Gray believes that it is among North America's largest suppliers of card/coin-operated laundry equipment services in multi-housing facilities such as apartment buildings, colleges and universities and public housing complexes. Based upon Mac-Gray's ongoing survey of colleges and universities, the Company believes it is North America's largest supplier of such services to the college and university market. Mac-Gray owns or leases card/coin-operated washers and dryers in approximately 31,000 multi-housing laundry rooms located in 30 states and the District of Columbia. Mac-Gray also believes that it is the largest user and purchaser of commercial laundry products manufactured by The Maytag Corporation ("Maytag"), for both its own use and for resale.

          A substantial portion of Mac-Gray's revenue is derived from the operation of washers and dryers in laundry rooms under long-term leases with property owners. Under Mac-Gray's long-term leases, the Company typically receives the exclusive right to service laundry rooms within a multi-housing property in exchange for a percentage of the revenue collected (referred to herein as "route rent"). Mac-Gray has been able to retain in excess of 98% of its existing machine base, while also adding an average of approximately 4.0% to its machine base through internally generated growth, during the past five years. Mac-Gray believes that its ability to retain its existing machine base, while growing that base through internally generated growth in machine installations, is indicative of its service of, and attention to, property owners and managers. The Company has also been able to provide its customers with vending card and other technologies, and continues to invest in research and development of such technologies. The property owner or manager is usually responsible for maintaining and cleaning, as well as the security of the premises and payment of the utilities. Mac-Gray leases space within a property, in some instances improves the leased space with flooring, ceilings and other improvements ("betterments"), and then installs and services the laundry equipment and collects the revenue. Mac-Gray sets and adjusts the vending pricing for its machines based upon local market conditions.

         Mac-Gray is also a significant distributor for several major laundry equipment manufacturers, primarily Maytag. As an equipment distributor, Mac-Gray sells commercial laundry equipment to public laundromats, as well as to the multi-unit housing industry. Mac-Gray is certified by the manufacturers to service the commercial laundry equipment that it sells. Mac-Gray also sells commercial laundry equipment directly to institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premises laundry facilities.

         Mac-Gray also has established a leasing program for commercial laundry customers who choose neither to purchase equipment nor to become a laundry route customer. This program involves the leasing of commercial laundry equipment to customers who maintain their own laundry rooms, as well as to customers (such as hotels) who operate their own on-premises laundry equipment.

         Mac-Gray manages its laundry route segment and its distribution and servicing business from its corporate headquarters in Cambridge, Massachusetts, where it has centralized its administrative, billing, marketing, purchasing and machine refurbishing operations. Mac-Gray also operates sales and/or service centers in Connecticut, Florida (three locations), Georgia, Illinois, Maine, New York (two locations), North Carolina, Pennsylvania, Texas, and New Jersey.

--------------------------------------------------------------------------------

         Mac-Gray's laundry segment has certain intrinsic characteristics in both its industry and its customer base, including:

          RECURRING REVENUE--Mac-Gray operates laundry equipment located in multi-housing facilities under long-term leases with property owners. In addition, Mac-Gray's efforts are designed to maintain customer relationships over the long-term.

          HISTORICALLY NON-CYCLICAL BUSINESS--Mac-Gray has not experienced a reduction of its laundry route business as a result of past general economic downturns, although there can be no assurance that this would be the case in the future. Mac-Gray believes that many larger property owners and managers may be even more inclined to out-source non-core operations, such as laundry services, during economic downturns as they seek to control capital expenditures while maximizing resident retention through the availability of quality services and amenities.

          DIVERSIFIED AND STABLE CUSTOMER BASE--Mac-Gray provides laundry services to approximately 31,000 laundry rooms located in 30 states in the Northeastern, Southeastern and Midwestern United States, as well as the District of Columbia. Currently, no customer represents more than 1% of Mac- Gray's machine base. Mac-Gray serves customers in a number of markets including apartment buildings, colleges and universities, condominiums and public housing complexes.

          COMPETITION--The card/coin-operated laundry services industry is highly competitive, capital intensive and requires reliable and prompt service. Mac-Gray believes that customers consider different factors in selecting a laundry service provider, including customer service, reputation, route rent rates (including advance rents) and a range of products and services. Mac-Gray believes that different types of customers assign varied weight to each of these factors and that no one factor materially influences a customer's selection of a laundry service provider. Within any given geographic area, Mac-Gray may compete with local independent operators, regional operators and multi-region operators. The industry is highly fragmented; consequently, Mac-Gray has grown by acquisitions, as well as through new machine placement. Mac-Gray believes that it is the third largest card/coin-operated laundry services provider in North America.

          DEPENDENCE ON SUPPLIERS--The Company currently purchases a large portion of the equipment that it utilizes in its Laundry segment from Maytag. In addition, the Company derives a portion of its revenue, as well as certain competitive advantages, from its position as a distributor of Maytag commercial laundry products. Although the purchase and distribution agreements between the Company and Maytag are terminable by either party upon written notice, the Company has never had such an agreement terminated by Maytag. A termination of, or substantial revision of the terms of, the contractual arrangements or business relationships with Maytag could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

MICROFRIDGE(R) SERVICES

         On March 12, 1998, Mac-Gray acquired Intirion Corporation ("Intirion"). Intirion's business ("MicroFridge(R)") consists of supplying combination refrigerator/freezer/microwave ovens under the brand name MicroFridge(R) to multi-housing facilities such as colleges and universities, military bases, hotels, motels and assisted living facilities.

         The MicroFridge(R) product line is a family of patented combination refrigerator/freezer/microwave ovens. The product's patented circuitry has proven to be an important feature for those customers who have concerns about electrical capacity and seek a safer alternative to hot plates and other cooking or heating appliances. Historically, MicroFridge(R) sales efforts have been focused on such "home-away-from-home" marketplaces as colleges and universities, military bases, hotels, motels and assisted living facilities.

--------------------------------------------------------------------------------
                                                                          Page 4

         Mac-Gray believes that this product line enhances the Company's ability to provide multiple amenities to both its current customer base as well as future customers seeking one source to fill multiple needs.

         The MicroFridge(R) segment revenues are derived from both the sale and rental of MicroFridge(R) units. Rental units are leased to institutions, or individuals at institutions, on both long-term and annual bases. MicroFridge(R) units are sold and leased to colleges and universities across the continental United States. The academic living market is composed of more than 1,700 colleges and universities that have on-campus residence halls. Mac-Gray believes that it is the largest refrigerator/microwave rental company serving the academic living market. The second largest market is the government living market, consisting principally of military bases. In this market, the MicroFridge(R) product line is available through government contract with the General Services Administration and the U.S. Air Force. MicroFridge(R) products have been installed at selected government facilities throughout the world. MicroFridge(R) brand products are also sold to the hospitality lodging industry and assisted living market throughout the continental United States, directly and through an independent dealer network.

          The MicroFridge(R) segment maintains original equipment manufacturer ("OEM") arrangements with three primary manufacturers, Haier America Trading, LLC, Sanyo E&E Corporation, and Nisshin Industry Co. Ltd. In May of 2001, the Company entered an agreement with Haier America Trading, LLC, whereby Haier America became a principal supplier of MicroFridge(R) products. The principal patent underlying the MicroFridge(R) product is held jointly by the MicroFridge(R) segment and Sanyo. In 1997, Sanyo signed a non-competition agreement with the MicroFridge(R) segment whereby Sanyo is precluded from entering the MicroFridge(R) market, provided that certain minimum annual quantities of products are purchased from Sanyo. The relationship the MicroFridge(R) segment has established with its new supplier may have an impact on the non-compete agreement. The OEM agreement with Nisshin Industry Co. Ltd. is renewable year to year unless terminated with proper notice.

         The refrigerator/microwave industry is highly competitive. In addition to large direct sellers, the MicroFridge(R) segment also competes with the major retail stores and local and regional distributors who sell various brand-name compact refrigerators and microwave ovens in the markets served by MicroFridge(R). Although the MicroFridge(R) segment holds a patent on combination units utilizing internal circuitry, there has been increased competition since 1995 from "similar look" products utilizing an external circuitry control mechanism. There also exists local and regional competition in the MicroFridge(R) rental business. Management believes that its expertise gained from being the first entrant in the market enables it to compete effectively against new entrants in the combination appliance business. MicroFridge(R) principal competitors include Absocold, Avanti, General Electric, Sanyo Fisher Sales, Sears, Tatung, Walmart, and several companies focused on the college rental marketplace.

REPROGRAPHICS SERVICES

          On April 23, 1998, Mac-Gray acquired the outstanding capital stock of Copico, Inc. ("Copico").

         Copico is a major provider of card/coin-operated reprographics equipment and services to the academic and public library markets in New England, New York, the Mid-Atlantic, Florida and the Midwest. Copico provides and services copiers and laser printers for the libraries of colleges, universities, graduate schools and public libraries. The reprographics services segment represents less than 5% of the Company's total revenue.

         In December 1999, the Company recorded an impairment charge of $8,474,000 related to the long-lived assets, primarily goodwill, of the Copico segment.

--------------------------------------------------------------------------------
                                                                          Page 5


EMPLOYEE BASE

         The Company employs approximately 515 full-time people. No employee is covered by a collective bargaining agreement and the Company believes that its relationship with its employees is good. In addition, the MicroFridge(R) segment employs part-time employees from time to time based on the seasonality of MicroFridge(R) sales and rental operations in the college and university marketplace.

SEGMENT INFORMATION

         The Company operates three business segments, which are based on the Company's different product and service categories: laundry (including route and equipment sales), MicroFridge(R) and reprographics. The two laundry business units (route and equipment sales) and the reprographics business unit have been aggregated into one reportable segment (laundry and reprographics) since many operating functions of the laundry and reprographics operations are commingled. Information with regard to reportable business segments is reported under Note 14 in the financial statements attached hereto.

BACKLOG

         Due to the nature of the Company's route business, backlogs do not exist in that business. On December 31, 2001 and 2000, no significant backlog of orders existed in the Company's two sales businesses.

--------------------------------------------------------------------------------
                                                                          Page 6

ITEM 2.   PROPERTIES

          Mac-Gray owns its 40,000 square foot corporate headquarters in Cambridge, Massachusetts which houses the Company's administrative and central services, including an approximately 20,000 square foot warehouse for equipment, parts, and machine refurbishment. Mac-Gray also owns sales and service facilities in Tampa, Florida and Austell, Georgia, each consisting of approximately 12,000 square feet. Mac-Gray leases the following regional facilities, which are largely operated as sales and service facilities, though limited administrative functions are also performed at many of them:

     TABLE 1
                                         APPROXIMATE     ANNUAL      EXPIRATION
     LOCATION                          SQUARE FOOTAGE  RENTAL RATE      DATE
     --------                          --------------  -----------   ----------
     Buffalo, New York...............         9,500     $ 48,000       9/2005
     Charlotte, North Carolina.......         9,900       57,000       2/2005
     Chula Vista, California.........        25,000      176,000       2/2002
     E. Brunswick, New Jersey........         9,600       53,000       5/2005
     Gainesville, Florida............           750        6,000      at will
     Gurnee, Illinois................        12,000      114,000       6/2006
     Houston, Texas..................         2,115       20,000      12/2004
     East Hartford, Connecticut......        14,900       63,000       5/2006
     Miramar, Florida................        18,490      135,000      11/2002
     Orlando, Florida................         2,100       17,000      12/2004
     Westbrook, Maine................         6,035       37,000       7/2006
     Syracuse, New York..............         7,800       45,000      10/2005
     Walpole, Massachusetts..........        19,000      113,000       5/2006


         All properties are primarily utilized for the laundry and reprographics segments except for the Chula Vista, California, which is a MicroFridge(R) segment facility, and the Walpole, Massachusetts, facility, which is utilized by both the MicroFridge(R) and reprographic segments.

         Mac-Gray believes that its properties are generally well maintained and in good condition. Mac-Gray believes that its properties are adequate for present needs and that suitable additional or replacement space will be available as required.

--------------------------------------------------------------------------------
                                                                          Page 7

ITEM 3.   LEGAL PROCEEDINGS

          From time to time Mac-Gray is a party to litigation arising in the ordinary course of business. There can be no assurance that Mac-Gray's insurance coverage will be adequate to cover all liabilities resulting from such claims. In the opinion of management, any liability that Mac-Gray might incur upon the resolution of such litigation will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of Mac-Gray.

--------------------------------------------------------------------------------
                                                                          Page 8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to vote of security holders during the fourth quarter of 2001.

--------------------------------------------------------------------------------
                                                                          Page 9

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Mac-Gray common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "TUC".

         The Company has two classes of authorized capital stock: 30 million shares of common stock, $0.01 par value, of which 12,649,318 were outstanding at December 31, 2001, and 5 million shares of preferred stock, $0.01 par value, none of which have been issued. The following table sets forth the high and low sales prices for Mac-Gray common stock on the NYSE for the periods indicated.


                                         YEAR ENDED            YEAR ENDED
                                      DECEMBER 31, 2000     DECEMBER 31, 2001
                                       HIGH     LOW          HIGH        LOW

First Quarter.......................$  4.06  $  3.06      $  4.13      $ 3.31
Second Quarter......................   4.38     2.75         3.91        3.30
Third Quarter.......................   4.50     3.00         3.50        3.00
Fourth Quarter......................   3.88     2.69         3.25        2.77


          As of March 28, 2002 there were 180 holders of record of Mac-Gray common stock.

          The Company does not currently pay dividends to the holders of Mac-Gray common stock. The Company currently intends to retain future earnings, if any, for the development of Mac-Gray's businesses and does not anticipate paying cash dividends on Mac-Gray common stock in the foreseeable future. Future determinations by the Board of Directors of Mac-Gray (the "Mac-Gray Board") to pay dividends on Mac-Gray common stock would be based primarily upon the financial condition, results of operations and business requirements of Mac-Gray. Dividends, if any, would be payable at the sole discretion of the Mac-Gray Board out of the funds legally available therefor. In addition, the payment of dividends is restricted under Mac-Gray's credit facility.

          The Company maintains an incentive stock option plan which was approved by the Board of Directors of the Company in 1997. All officers, employees and independent directors are eligible to receive grants under the plan. Details of the plan are discussed in Note 16 to the Consolidated Financial Statements. Summary plan information is as follows:

 Number of shares of Mac-Gray       Weighted average        Number of shares of Mac-Gray
common stock to be issued upon      exercise price of          common stock remaining
exercise of outstanding options    outstanding options     available for future issuance
-------------------------------    -------------------     -----------------------------

           779,600                     $4.09                       485,400

--------------------------------------------------------------------------------
                                                                         Page 10

ITEM 6.   SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE)

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


                                                                         YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------------
                                                          1997 (1)    1998 (2)        1999       2000       2001
                                                         ---------   ---------    ----------  ---------  ----------

Statement of Income Data:
Revenue..............................................    $ 104,847   $ 137,177     $ 148,563  $ 154,268   $152,069
Cost of revenue
  Route rent.........................................       31,717      41,699        47,293     47,596     50,039
  Route expenditures and other direct costs..........       12,449      21,561        24,866     24,778     24,786
  Depreciation and amortization......................        9,725      13,349        18,202     18,980     19,276
  Cost of equipment sales............................       22,021      24,828        24,686     27,766     27,026
                                                         ---------  ----------     ---------  ---------  ---------
    Total cost of revenue............................       75,912     101,437       115,047    119,120    121,127
                                                         ---------  ----------     ---------  ---------  ---------
Operating expenses:
  General and administration.........................        6,923       7,003        9,148       9,788      8,823
  Sales and marketing................................       10,181      10,333       11,848      10,542     10,994
  Depreciation.......................................          753         909          905       1,225      1,201
  Impairment of goodwill.............................           --          --        8,474          --         --
  Merger-related costs...............................           --       1,144           --          --         --
                                                         ---------   ---------    ---------    --------  ---------
    Total operating expenses.........................       17,857      19,389       30,375      21,555     21,018
                                                         ---------   ---------    ---------    --------  ---------
Income from operations...............................       11,078      16,351        3,141      13,593      9,924
  Interest expense, net..............................       (2,975)     (3,920)      (6,085)     (6,770)    (5,164)
  Other income (expense), net........................          181        (122)         120         123         24
                                                         ---------   ---------    ---------    --------  ---------
Income (loss) before provision for income taxes......        8,284      12,309       (2,824)      6,946      4,784
Provision for income taxes...........................       (5,228)     (5,222)      (2,727)     (3,162)    (2,299)
                                                         ---------   ---------    ---------    --------  ---------
Net income (loss)....................................      $ 3,056     $ 7,087     $ (5,551)    $ 3,784      2,485
Accretion and dividends on redeemable preferred stock          320          62           --          --         --
                                                         ---------   ---------    ---------    --------  ---------
Net income (loss) available to common stockholders...      $ 2,736     $ 7,025     $ (5,551)    $ 3,784   $  2,485
                                                         =========   =========    =========    ========  =========
Net income (loss) per common share--basic.............     $  0.32     $  0.56      $ (0.44)     $ 0.30    $  0.20
                                                         =========   =========    =========    ========  =========
Weighted average common shares outstanding--basic.....       8,449      12,524       12,661      12,634     12,645
                                                         =========   =========    =========    ========  =========
Net income (loss) per common share--diluted...........     $  0.31      $ 0.54      $ (0.44)     $ 0.30    $  0.20
                                                         =========   =========    =========    ========  =========
Weighted average common shares outstanding--diluted...       8,709      12,926       12,668      12,634     12,647
                                                         =========   =========    =========    ========  =========
Other Financial Data:
  EBITDA(3)..........................................     $ 21,737     $30,487     $ 30,842    $ 33,921     30,425
  Depreciation and amortization......................       10,478      14,258       19,107      20,205     20,477
  Capital expenditures...............................       11,584      20,729       21,819      13,983     12,779
  Cash flows provided by operating activities........       10,473      16,890       21,004      23,177     18,473
  Cash flows used in investing activities............      (22,791)    (70,270)     (24,318)    (11,996)   (11,917)
  Cash flows provided by (used in) financing activities     13,248      55,787        3,699     (11,032)    (8,046)

Balance Sheet Data (at end of period):
  Working capital....................................     $ (4,041)   $ (2,840)     $ 2,113    $ (2,364)       195
  Total assets.......................................       97,843     171,520      180,965     174,625    167,895
  Long-term debt and capital lease obligations,
   net of current portion............................        5,886      70,559       84,421      70,454     62,572
  Redeemable common and preferred stock..............       12,304          --           --          --         --
  Stockholders' equity...............................       48,302      62,941       56,139      59,961     60,574

--------------------------------------------------------------------------------

(1) The financial data for the year ended December 31, 1997 includes the results of Sun Services subsequent to its acquisition date of April 17, 1997.
(2) The financial data for the year ended December 31, 1998 includes the results of Copico and Amerivend subsequent to their acquisition dates of April 23, 1998 and April 24, 1998, respectively.
(3) "EBITDA" is defined herein as income before provision for income taxes, depreciation and amortization expense, impairment of goodwill and interest expense. EBITDA should not be considered as an alternative to net income as a measure of operating results or as an alternative to cash flows as a measure of liquidity and it is not a measure of performance or financial condition under generally accepted accounting principles. EBITDA is presented because Mac- Gray's management believes that certain investors may find it to be a useful tool for measuring Mac-Gray's ability to meet its future debt service obligations, make capital expenditures and satisfy working capital requirements.

--------------------------------------------------------------------------------
                                                                         Page 12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS)

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto presented elsewhere in this Report.

OVERVIEW

         Mac-Gray derives its revenue principally through the operation and maintenance of laundry equipment in multi-housing units, including laundry and MicroFridge(R) products. Mac-Gray also operates card/coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge(R) equipment under long-term leases with property owners, colleges and universities and governmental agencies. Mac-Gray's laundry services segment is comprised of revenue-generating laundry machines, operated in approximately 31,000 multi-housing laundry rooms located in 30 states and the District of Columbia. Mac-Gray's reprographics segment is concentrated in the northeastern United States, the Mid-Atlantic, Florida and the Midwest.

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

         The MicroFridge(R) services segment derives revenue through the sale and rental of its MicroFridge(R) products to colleges and universities, military bases, the hotel and motel market, and assisted living facilities.


RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000 AND FISCAL YEAR ENDED DECEMBER 31, 1999


REVENUE

                                            1999         2000         2001

Laundry route ..........................  $95,468     $ 99,419     $102,114
Laundry equipment sales.................   15,398       16,280       15,929
Laundry rental .........................    2,090        1,868        2,045
Reprographic route  ....................    6,962        6,855        6,127
                                          -------      -------      -------
   Total Laundry & Reprographics         $119,918     $124,422     $126,215

MicroFridge(R) equipment sales.......... $ 23,699     $ 25,802     $ 23,226
MicroFridge(R) rental ..................    4,946        4,044        2,628
                                          -------      -------      -------
      Total MicroFridge(R)               $ 28,645     $ 29,846     $ 25,854
                                          -------      -------      -------
      Total revenue..................... $148,563     $154,268     $152,069
                                          -------      -------      -------

         Revenue decreased by $2,199, or 1%, to $152,069 for the year ended December 31, 2001 from the year ended December 31, 2000. This decrease is primarily related to a decrease in MicroFridge(R) sales and rental, and to a lesser extent, to decreases in reprographic route revenue and laundry equipment sales. The decrease in MicroFridge(R) sales as compared to 2000 is attributable primarily to the academic market, as several academic customers postponed or canceled decisions to purchase MicroFridge(R) units for dormitories. However, an increase in sales to the hotel market of 10% somewhat offset the decrease in sales to the academic market. MicroFridge(R) sales in its two other markets, government and assisted living, were slightly lower than sales in those markets for the prior year. Despite a sales shortfall in fourth quarter 2001, as compared to fourth quarter 2000, sales to the hotel market increased in 2001 as compared to 2000, primarily due to a widening of the Company's geographical market penetration and an increase in the range of MicroFridge(R) products offered. Laundry equipment sales and MicroFridge(R) assisted living sales decreased in 2001 as a result of the general US economic environment in the second half of the year.

--------------------------------------------------------------------------------

         Total laundry route revenue increased by $2,695, or 3%, which was offset by a $728, or 11%, decrease in reprographics route revenue. The increase in laundry route revenue is attributable to the increase in card/coin-operated machines placed in service during 2001. Increases in vending rates also contributed to the overall revenue increase.

         Reprographics route revenue in 2001 was affected by the decrease in machine use in libraries and similar facilities, as compared to 2000. As access to the Internet and the use of non-vended laser printers continues to increase, the number of vended copies made has decreased. The Company has made progress in converting existing customers from variable-based fee structures to flat-rate fee structures, and has gained new customers using a flat-rate structure. However, the Company has thus far been unable to offset the loss of revenue and margin caused by the accessibility of the Internet in libraries, and the resulting switch to non-vended printing. Without the restructuring of fees and services, the Company may continue to experience a decrease in demand for its vended reprographics equipment at existing customers.

         Other revenue, which consists primarily of laundry and MicroFridge(R) rental revenue, decreased $1,239, or 21%, over revenue for the year 2000. This decrease consisted of a $1,416 decrease in MicroFridge(R) rental and a $177 increase in laundry rental revenue. The MicroFridge(R) decrease resulted primarily from the Company's continued strategy of withdrawing from the less-profitable academic and direct-to-student rental programs, and the corresponding effort to convert these programs to sales. In any given period, the Company may be unable to offset losses resulting from this intended ongoing decline in MicroFridge(R) rental revenue.

         ROUTE RENT. Route rent, the amount paid to property owners or managers, increased by $2,443, or 5%, to $50,039 for the year ended December 31, 2001 from the year ended December 31, 2000. This overall increase was primarily attributable to an increase in laundry route revenue, since route rent is generally a derivative of revenue earned in the Company's route locations. As a percentage of route revenue, route rent increased from 45% for the year ended December 31, 2000 to 46% for the year ended December 31, 2001. Fluctuations are caused by varying rates of route rents on new and renegotiated contracts. Laundry route rent can also be affected by other factors such as the amount of "prepaid rent" payments, and laundry room betterments invested in new or renegotiated contracts. As the Company varies the amount invested in a property, the route rent as a percentage of route revenue can vary. Prepaid rent payments and betterments are amortized over the life of the contract. The percentage of route rent to revenue is also impacted by the rent rate structure in the reprographics segment. Reprographics route revenue decreased in 2001 as compared to 2000. Because this segment has a much lower rent rate structure than the laundry segment, any decrease in revenue as a percentage of the total reprographics revenue will result in an increase in the overall route rent percentage of revenue.

         ROUTE EXPENDITURES. Route expenditures include costs associated with installing and servicing laundry and reprographics route machines, as well as the costs of collecting, counting and depositing the revenue. Route expenditures also include the costs of delivering and servicing sold and rented laundry and MicroFridge(R) equipment. Route expenditures increased by $8 to $24,786 for the year ended December 31, 2001 from the year ended December 31, 2000. Route expenditures were 16% of revenues for both the years ended December 31, 2000 and December 31, 2001. Route expenditures did not change in 2001 as compared to 2000, due to the variability of some expenses, such as certain employee costs, which decrease as revenues decrease, and other operating expenses which have been reduced through cost-cutting programs, specifically in the area of vehicle expense and parts efficiencies.

--------------------------------------------------------------------------------

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization include amounts included as a component of cost of revenue, which are primarily related to laundry and MicroFridge(R) equipment in the field, and amounts included as an operating expense, which are primarily non-revenue-generating corporate assets. Aggregate depreciation and amortization increased by $272, or 1%, from year ended December 31, 2000, to $20,477 for the year ended December 31, 2001. The increase was primarily attributable to an increase in the Company's machine base due to internal growth.

         COST OF PRODUCT SALES. Cost of product sales decreased by $740, or 3%, from the year ended December 31, 2000 to $27,026 for the year ended December 31, 2001. Gross margins on product sales were 31% for the year ended December 31, 2001 as compared to 34% for the year ended December 31, 2000. This decrease in gross margin is attributable primarily to competitive pressure in the MicroFridge(R) markets, particularly the hotel market, where the Company made price concessions to secure sales. Also affecting the reduction in gross margin in the MicroFridge(R) segment was the introduction of larger-size refrigeration units, which have a lower gross margin than smaller units, and have comprised a larger portion of total revenue than in prior years.

         The gross margin decrease was further affected by the increase in sales of laundry equipment to government entities. The mix of product sales to government entities and certain volume discounts associated with these sales caused reductions in the gross margin.

         GENERAL, ADMINISTRATION, SALES AND MARKETING EXPENSE. General, Administration, Sales and Marketing expenses decreased by $513 from the year ended December 31, 2000 to $19,817 for the year ended December 31, 2001. General, Administration, Sales and Marketing expenses were 13% of revenue for both the years ended December 31, 2000 and 2001. This overall decrease was primarily attributable to certain costs incurred in 2000 which did not recur in 2001, such as legal and consulting fees, and a reduction in required bad debt reserves as a result of improved credit approval and collection procedures. In 2001, the Company increased certain marketing expenditures over 2000, where such spending was expected to generate increased revenue.

         INTEREST EXPENSE. Interest expense, net of interest income, decreased by $1,606, or 24%, from the year ended December 31, 2000, to $5,164 for the year ended December 31, 2001. This decrease is primarily related to both the impact of lower interest rates and a decrease in total borrowings. The total borrowings of the Company decreased during the year to $70,219 at December 31, 2001, from $77,598 at December 31, 2000.

          PROVISION FOR INCOME TAX. The effective tax rate increased from 46% to 48% from the year ended December 31, 2000 to the year ended December 31, 2001. This increase in the effective tax rate is due to certain expenses not deductible for taxes, primarily amortization of intangible assets associated with acquired businesses making up a greater portion of total taxable income. The provision for income tax is higher than the Company's statutory tax rate primarily due to goodwill amortization deducted for financial reporting purposes, which is not deductible for federal and state tax purposes.

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

          REVENUE. Revenue increased by $5,705, or 4%, to $154,268 for the year ended December 31, 2000 from the year ended December 31, 1999. This increase was primarily related to an increase in route revenue, made up of an increase in the laundry and reprographic route segments of $3,844, or 4%, due to the expansion of existing operations and the additional revenues from recognizing a full year of revenue from route businesses acquired during 1999. Sales revenue increased $2,985, or 8%, from the year ended December 31, 1999. This increase was primarily a result of an increase in MicroFridge(R) sales of 9%, and an increase in laundry equipment sales of 6%. MicroFridge(R) sales revenue increased primarily due to success in expanding into new geographic markets with an extended line of MicroFridge(R) products for the hotel, motel and academic markets. The laundry sales increase resulted from increased penetration of certain markets and price increases.

--------------------------------------------------------------------------------

          Other revenue, which consists primarily of laundry and MicroFridge(R) rental revenue, decreased $1,124, or 16%, from the year ended December 31, 1999. This decrease was due primarily to the Company's decision to continue to withdraw from the less profitable MicroFridge(R) academic and direct rental programs as it attempts to convert these programs to sales and long-term sales-type leases.

         ROUTE RENT. Route rent, the amount paid to the property owners and managers, increased by $303, or 1%, to $47,596 for the year ended December 31, 2000 from the year ended December 31, 1999. This overall increase was primarily attributable to an increase in laundry route revenue, since route rent is generally due to property owners and managers based upon a percentage of revenue earned in the Company's route locations. As a percentage of route revenue, route rent decreased from 46% for the year ended December 31, 1999 to 45% for the year ended December 31, 2000. These fluctuations were caused by an overall lower than average route rent rate on new and renegotiated contracts, the impact of different rates of 1999 acquired accounts.

         ROUTE EXPENDITURES. Route expenditures include costs associated with installing and servicing machines, as well as the costs of collecting, counting and depositing the revenue. Route expenditures decreased by $88 to $24,778 for the year ended December 31, 2000 from the year ended December 31, 1999. Route expenditures decreased from 17% of revenues for the year ended December 31, 1999 to 16% for the year ended December 31, 2000. This improvement in route expenditures, both in the aggregate and as a percentage of sales, was attributable for the most part to improved operating procedures and increased efficiencies in collections, installations and services, and also in part to the consolidation of certain of the reprographics segment's field operations into the laundry segment.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization include amounts included as a component of cost of revenue, which are primarily related to laundry and MicroFridge(R) equipment in the field, and amounts included as an operating expense, which are primarily non-revenue-generating corporate assets. Aggregate depreciation and amortization increased by $1,098, or 6%, to $20,205 for the year ended December 31, 2000 from year ended December 31, 1999. The increase was primarily attributable to an increase in the Company's machine base due to internal growth and a full year of depreciation and amortization in the year ended December 31, 2000 for businesses acquired during 1999.

         COST OF PRODUCT SALES. Cost of product sales increased by $3,080, or 12%, to $27,766 for the year ended December 31, 2000 from the year ended December 31, 1999. Gross margins on product sales were 34% for the year ended December 31, 2000 as compared to 37% for the year ended December 31, 1999. This decrease in gross margin was attributable primarily to sales mix in the Laundry segment, that segment's inability to recover suppliers' product cost increases, and, to a lesser extent, expenses associated with obsolete inventory. The MicroFridge(R) segment's gross margin for the year ended December 31, 2000 was consistent with that for the year ended December 31, 1999.

         GENERAL, ADMINISTRATION, SALES AND MARKETING EXPENSE. General, Administration, Sales and Marketing expenses decreased by $666 or 3% to $20,330 for the year ended December 31, 2000 from the year ended December 31, 1999. General, Administration, Sales and Marketing expenses were 13% of revenue for the year ended December 31, 2000 as compared to 14% for the year ended December 31, 1999. This overall decrease was primarily attributable to the elimination of various redundant functions within the segments and several unique one-time consulting projects and other outside services occurring in 1999.

         INTEREST EXPENSE. Interest expense, net of interest income, increased by $685, or 11%, to $6,770 for the year ended December 31, 2000 from year ended December 31, 1999. This increase was primarily related to the impact of increased interest rates. Although the total borrowings of the Company decreased during the year ended December 31, 2000 to $77,598, from $86,829 on December 31, 1999, the increase in interest rates resulted in higher interest expense. In addition to general market conditions leading to higher interest rates during most of 2000, the Company also incurred increases in its cost of borrowing funds when it entered into a new Senior Secured Credit Facility on June 29, 2000.

--------------------------------------------------------------------------------

         PROVISION FOR INCOME TAX. The effective tax rate decreased from 97% to 46% from the year ended December 31, 1999 to the year ended December 31, 2000. The provision for income tax was higher than the Company statutory tax rate due to goodwill amortization deducted for financial reporting purposes which is not deductible for federal and state tax purposes. The increase in the 1999 effective tax rate to 97% resulted from the impairment of goodwill and other intangible assets which is a permanently non-deductible item.

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

         Since the acquisition of Copico, Inc., the reprographics segment had not met expectations with respect to its profitability and produced operating losses. The most significant reason for the poor performance of the segment was the impact of technological advances which have affected the entire reprographics industry. Specifically, the introduction of the Internet in college and public libraries, and access to free laser printers, led to fewer vended copies being made than in prior years. In April 1999, the Company began to take corrective action to address certain operational difficulties the segment was encountering and to evaluate the entire impact the availability of the Internet in college and public libraries was having on the segment.

         The result of this evaluation was the confirmation of longer term expectations of lower operating results. Accordingly, management recognized a non-cash impairment charge of $8,474, or $.67 per share, in the fourth quarter of 1999. This charge was calculated in accordance with the provisions of SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of".


SEASONALITY

          The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market represent approximately twenty-five percent (25%) of the Company's total revenue. Route and rental revenues are derived substantially during the school year that includes the first, second and fourth calendar quarters. Conversely, the Company increases its operating expenditures during the third calendar quarter, when colleges and universities are not in session, as a result of Mac-Gray's increased product installation activities. Product sales, principally of MicroFridge(R) products, to this market are also high during the third calendar quarter.


LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

         Mac-Gray's primary source of cash has been derived from operating activities. The Company's primary uses of cash have been the purchase of new laundry machines, MicroFridge(R) equipment, reprographics equipment and the reduction of bank debt. The Company anticipates that it will continue to use cash generated from its operating activities to finance working capital needs, including interest payments on any outstanding indebtedness, as well as capital expenditures. To help mitigate the effect of possible higher interest rates in the future, on February 18, 2000, the Company entered into two interest rate swaps, and fixed $20,000 of loan interest rate for 3 years and $20,000 of loan interest rate for 5 years. On January 9, 2002, the Company terminated the $20,000 swap that expires in 2003 and entered into a $20,000 swap expiring in February 2004, bearing a lower interest rate.

     Cash flows provided by operations were $21,004, $23,177, and $18,473 for the years ended December 31, 1999, 2000 and 2001, respectively. Cash flow from operations consists primarily of activities affecting the Company's core operating activities, such as route revenue, product sales, equipment service revenue and rental revenue, offset by route rent, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The decrease from 2000 to 2001 of $4,704 is primarily attributable to a decrease in net income of $1,299, and increases in inventory and prepaid expenses and other assets of $1,166 and $2,227, respectively. Inventory increased primarily due to a temporary build-up of inventory at the MicroFridge(R) segment to accommodate the transition of equipment suppliers. Prepaid expenses and other assets increased as prepaid rents and other investments increased as a result of laundry route contracts added and renegotiated.

--------------------------------------------------------------------------------
                                                                         Page 17

     Cash used in investing activities was $24,318, $11,996, and $11,917 for the years ended December 31, 1999, 2000 and 2001, respectively. The most significant component of cash flows used in investing activities is capital expenditures, which decreased by $1,204 for the year ended December 31, 2001 as compared to the year ended December 31, 2000. Capital expenditures were $21,819, $13,983, and $12,779 for the years ended December 31, 1999, 2000 and 2001, respectively. This decrease in capital expenditures resulted from lower expenditures on laundry route equipment despite the greater number of machines which were put in service than in the prior year. This was accomplished primarily through better use of refurbished equipment. Proceeds from the sale of property and equipment decreased by $1,125 as the result of sales of uneconomical outlying assets in the year ended December 31, 2000.

         Cash flows from financing activities were $3,699, $(11,032), and $(8,046) for the years ended December 31, 1999, 2000 and 2001, respectively. Financing activities for those periods consist primarily of proceeds from and repayments of bank borrowings, and capital stock transactions. The decreases in 2000 and 2001 are principally the results of a concentrated effort by the Company to pay down debt. The Company has decided that at this time reducing its overall debt balances is the most efficient use of its cash resources. As a result of these factors, the Company was able to reduce its total bank and other debt by $10,049 for the year ended December 31, 2000 and another $8,049 for the year ended December 31, 2001.

         On June 29, 2000, the Company entered into a new senior secured credit facility (as referenced, the "2000 Senior Secured Credit Facility"). This transaction retired the credit facility that had been in place since April 23, 1998. The 2000 Senior Secured Credit Facility provides for borrowings of up to $100,000 consisting of borrowings under a three-year revolving line of credit of up to $65,000 and a five-year $35,000 senior secured term loan facility ("Senior Secured Term Loan Facility"). Primarily through principal payments made quarterly since the inception of the 2000 Senior Secured Credit Facility, the $35,000 Senior Secured Term Loan Facility has been reduced to $24,800. The 2000 Senior Secured Term Loan Facility matures in quarterly increments through June 2005. As of December 31, 2001, the unused balance of the 2000 Senior Secured Credit Facility was $21,625.

         Outstanding indebtedness under the 2000 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate or LIBOR plus 1.75%. The average interest rate at December 31, 2001 was approximately 6.0%.

         The  2000  Senior  Secured  Credit  Facility   restricts  payments  of
dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The 2000 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2000 Senior Secured Credit Facility includes certain financial and operational covenants. The most restrictive of these covenants is maintaining certain leverage ratios with which the Company was in compliance at December 31, 2001. At December 31, 2001, the Company failed to meet the required minimum EBITDA covenant, for which a waiver was received from the Company's lenders. Concurrent with the waiver of the covenant default, the 2000 Senior Secured Credit Facility was amended to include a lower minimum EBITDA covenant target for the remainder of the life of the 2000 Senior Secured Credit Facility. At December 31, 2001 outstanding letters of credit amounted to $625.

         The 2000 Senior Secured Credit Facility contains a commitment fee equal to one quarter of one percent (0.25%) per annum of the average daily unused portion of the Credit Facility.

--------------------------------------------------------------------------------

INFLATION

         The Company does not believe that its financial performance has been materially affected by inflation.

CRITICAL ACCOUNTING POLICIES

         The Company's critical accounting policies, as described in Footnote 2 of the Notes to Consolidated Financial Statements, "Significant Accounting Policies", state the Company's policies as they relate to significant matters: cash and cash equivalents, revenue recognition, inventories, prepaid route expense, intangible assets, and impairment of long-lived assets. The Company believes these accounting policies reasonably represent the economic activities and financial results on an annual basis.

         Cash and cash equivalents--The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On occasion the Company has excess cash available for a short period of time; when this occurs, the Company invests such excess cash in repurchase agreements and other highly liquid short-term investments. Accordingly, the investments are subject to minimal credit and market risk. Included in cash and cash equivalents is an estimate of cash not yet collected at period end, which remains at laundry and reprographics customer locations. At December 31, 2000 and 2001, this totaled $4,526 and $3,655, respectively. The Company records the estimated cash not yet collected as cash and cash equivalents and route revenue net of accrued route rent, based on historical collection trends, so that total cash at the end of each period will be reasonably stated.

         Revenue recognition--The Company recognizes route revenue on the accrual basis. Rental revenue is recognized ratably over the related contractual period, which is generally less than one year. The Company recognizes revenue from product sales upon shipment of the products. The Company offers limited-duration warranties on MicroFridge(R) products and, at the time of sale, provides reserves for all estimated warranty costs. Shipping and handling fees charged to customers are recognized upon shipment of the products and included in revenue.

         The Company also enters into long-term lease transactions that meet the qualifications of a sales-type lease. For these transactions, the amount of revenue recognized upon product shipment is the present value of the minimum lease payments, net of executory costs, together with the profit thereon, discounted at the interest rate implicit in the lease. Interest revenue is recognized over the life of the rental agreement. At December 31, 2000 and 2001 the Company had $13,064 and $14,351, respectively, in receivables related to sales-type leases. These receivables have been recorded net of unearned interest income of $2,711 and $1,059 at December 31, 2000 and 2001. These receivables are primarily due ratably over the next seven years and have been classified as other current assets and other long-term assets, as appropriate, on the balance sheet. The related reserve for doubtful accounts at December 31, 2000 and 2001 was $0 and $450, respectively.

         The Company believes its accounting for route revenue, rental revenue and long-term lease transactions is appropriate for the Company, best matching the nature of the transaction with the proper reporting period.

         Inventories--Inventories are stated at the lower of cost (as determined using the first-in, first-out method) or market and consist of finished goods. Based on the nature of the Company's inventory, being laundry and MicroFridge(R) equipment, and the inventory handling practices of the Company, the Company believes the lower of cost or market is the most appropriate valuation method for the Company.

         Intangible Assets--Intangible assets primarily consist of various non-compete agreements, customer lists, goodwill and contract rights recorded in connection with the acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from two to five years. Customer lists are amortized using the straight-line method over five to fifteen years. Goodwill is amortized using the straight-line method over fifteen or twenty years. Contract rights are amortized using the straight-line method over fifteen years. Based on its experience, the Company believes that these costs, associated with various acquisitions, are properly recognized and amortized over a reasonable length of time.

--------------------------------------------------------------------------------
                                                                         Page 19

         Impairment of Long-lived Assets--The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis. The Company will comply with Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," on its effective date, January 1, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998 and June 2000, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138"). These statements amend the accounting and reporting standards for certain derivative instruments and hedging activities. FAS 133 and FAS 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted FAS 133, as amended by FAS 138, effective January 1, 2001. The Company's adoption of FAS 133, as amended, primarily affects the accounting for the Company's derivatives used in connection with its interest rate risk management policies (see Notes 2 and 12 to the Consolidated Financial Statements).

         On July 20, 2001, the FASB issued Financial Accounting Standard No. 141, "Business Combinations" ("FAS 141"). FAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminated the pooling-of-interest method. Mac-Gray does not believe the adoption of FAS 141 will have a significant impact on its consolidated financial statements.

         On July 20, 2001, the FASB issued Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. Not amortizing goodwill could have the effect of increasing annual earnings. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. The Company, with the assistance of an independent firm, has performed an evaluation of its goodwill and other intangible assets as recorded at December 31, 2001, in accordance with FAS No. 142.

         The preliminary unaudited results of this analysis suggest a write-off of the goodwill associated with the reprographics segment, totaling less than one million dollars. The Company anticipates no change to the goodwill balances associated with the laundry or MicroFridge(R) segments. This analysis is expected to be completed in time to be reported with the results of operations for the period ending March 31, 2002.

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

         In October, 2001, the FASB issued Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144"). FAS 144 supercedes FASB Statement No. 121 ("FAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management does not expect the adoption of this standard to have any impact on the Company's financial position or results of operations.

--------------------------------------------------------------------------------

RISK FACTORS

         A purchase of Mac-Gray common stock involves various risks. Investors should consider the following principal risk factors:

THE COMPANY'S CASH FLOWS MAY NOT BE SUFFICIENT TO FINANCE THE SIGNIFICANT CAPITAL EXPENDITURES REQUIRED TO REPLACE EQUIPMENT AND IMPLEMENT NEW TECHNOLOGY.

          The Company must continue to make capital expenditures in order to replace existing equipment, which requires significant operating financing. While it is anticipated that existing capital resources, as well as cash from operations, will be adequate to finance anticipated capital expenditures, the Company cannot assure the Investor that the Company's resources or cash flows will be sufficient. To the extent that available resources are insufficient to fund capital requirements, the Company may need to raise additional funds through public or private financings or curtail certain capital expenditures. Such financings may not be available or available only on less favorable terms and, in the case of equity financings, could result in dilution to its stockholders.

INDEBTEDNESS MAY LIMIT THE COMPANY'S USE OF CASH FLOW AND RESTRICT ITS FLEXIBILITY.

         In the event the Company is unable to decrease the outstanding indebtedness under its credit facility, the increased indebtedness could:

-- require use of a substantial portion of cash flow from operations to make payments on indebtedness, leaving less cash flow available for other purposes;

-- materially limit or impair the Company's ability to obtain financing in the future for working capital needs, capital expenditures, acquisitions, investments, general corporate or other purposes; and

--   reduce flexibility to respond to changing business and economic conditions.

         The 2000 Senior Secured Credit Facility requires the Company to comply with various financial and other operating covenants. Failure to comply with any of these covenants, which the lender does not waive, would permit the lender to accelerate the loan. An acceleration of the loan could have a material adverse effect on business. At December 31, 2001, the Company failed to meet the required minimum EBITDA covenant, for which a waiver was received from the Company's lenders. Concurrent with the waiver of the covenant default, the 2000 Senior Secured Credit Facility was amended to include a lower minimum EBITDA covenant target for the remainder of the life of the 2000 Senior Secured Credit Facility.

OPERATIONS COULD BE DISRUPTED IF THE COMPANY WERE UNABLE TO RENEW ITS LAUNDRY LEASES.

         The business is highly dependent upon the renewal of leases with property owners, colleges and universities and public housing authorities. These leases have an average length of seven to ten years with approximately 10% to 15% renewable each year. Mac-Gray has traditionally relied upon exclusive, long-term leases with its customers, as well as frequent customer interaction and a historical emphasis on customer service, to assure continuity of financial and operating results. The Company cannot assure investors that:

-- it will be able to continue to secure long-term exclusive leases with customers on favorable terms;

--   it will be able to successfully renew existing leases as they expire; or

-- it will not experience a loss of business if property owners or management companies choose to vacate properties as a result of economic downturns that affect occupancy levels.

--------------------------------------------------------------------------------

         Failure by the Company to continue to obtain long-term exclusive leases with a substantial number of its customers, or to successfully renew existing leases as they expire, could have a material adverse effect on business.

COMPETITION ON LOCAL AND NATIONAL LEVELS MAY HINDER THE COMPANY'S ABILITY TO EXPAND.

         The card/coin-operated laundry services industry is highly competitive, both locally and nationally. On the local level, private businesses tend to have long-standing relationships with property owners and managers in their specific geographic market. On the national level, there are two competitors with significantly larger installed machine bases than Mac-Gray. These larger companies tend to have significant operational and managerial resources to devote to expansion and to capture additional market share. These competitive forces may increase purchase prices for future acquisitions to levels that make the acquisitions less attractive or uneconomical. Accordingly, the Company cannot assure that it will be able to compete effectively in any specific geographic location in the business of supplying laundry equipment services to property owners and managers or in the acquisition of other businesses.

THE COMPANY'S ABILITY TO MAKE ACQUISITIONS DEPENDS UPON ITS ABILITY TO ACCESS CAPITAL ON ACCEPTABLE TERMS.

         Partial success of the Company's long-term growth strategy is dependent upon its ability to identify, finance and consummate acquisitions on acceptable financial terms. Access to capital is subject to the following risks:

-- use of common stock as acquisition consideration may result in dilution to stockholders;

-- if the common stock does not maintain a sufficient valuation or if potential acquisition candidates are unwilling to accept shares of the Company's common stock, then the Company will be required to use more cash resources or other consideration to make acquisitions;

-- if the Company is unable to generate sufficient cash for acquisitions from existing operations, its ability to make acquisitions could be adversely affected unless it is able to obtain additional capital through external financings or to borrow sufficient amounts; and

-- funding the acquisition program through debt financing will result in additional leverage.

GROWTH STRATEGY MAY NOT BE SUCCESSFUL IF THE COMPANY IS UNABLE TO ACQUIRE AND INTEGRATE NEW BUSINESSES.

         The Company's long-term growth strategy depends, in part, on its ability to acquire and successfully integrate and operate additional businesses. While the Company generally believes that the management team and business structure currently in place enables it to operate a significantly larger and more diverse operation, it may be exposed to the following risks in connection with finding, completing, and successfully integrating acquisitions:

-- the inability to effectively and efficiently integrate the assets of the acquired business;

--   the inability to increase the revenue and profit of the acquired business;

-- the expenditure of a disproportionate amount of money and time integrating acquired businesses, particularly operations located in new regions and operations involving new lines of business; and

-- future acquisitions accounted for under the purchase method of accounting may result in the recording of intangible assets, the amortization of which may reduce net income.

--------------------------------------------------------------------------------

OPERATIONS COULD BE DISRUPTED IF THE COMPANY IS UNABLE TO CONTINUE ITS RELATIONSHIPS WITH MAYTAG AND OTHER SUPPLIERS.

          Currently the Company purchases a majority of the equipment that it uses in the laundry route business from Maytag Corporation. In addition, the Company derives a significant amount of its non-laundry route revenue, as well as competitive advantages, from its position as a distributor of Maytag commercial laundry products. Although the agreements between the Company and Maytag Corporation may be terminated by either party upon written notice, Maytag Corporation has never terminated any agreement with the Company. The Company's relationship with Maytag dates from 1927.

         In addition, the Company currently procures the products used by the MicroFridge(R) segment from a limited number of suppliers. If any of these suppliers terminated or demanded a substantial revision of the contracts or business relationships currently in place, there may be a delay in finding a replacement, and an inability to find terms as favorable as the current terms.

THE MICROFRIDGE(R) PRODUCTS MAY BE SUSCEPTIBLE TO PRODUCT LIABILITY CLAIMS FOR WHICH INSURANCE MAY NOT BE ADEQUATE.

          Through the MicroFridge(R) segment, the Company markets and distributes MicroFridge(R), a combination microwave and refrigerator. The sale and distribution of MicroFridge(R), as well as other products, entails a risk of product liability claims. Further, although MicroFridge(R) is manufactured by third parties under contract with MicroFridge(R), MicroFridge(R) may be subject to risks of product liability claims related to this manufacture. Potential product liability claims may exceed the amount of insurance coverage or may be excluded from coverage. The Company cannot assure investors that it will be able to renew existing insurance at a cost and level of coverage comparable to that currently in effect, if at all. In the event that the MicroFridge(R) segment is held liable for a claim against which it is not indemnified or for damages exceeding the limits of insurance coverage, the claim could have a material adverse effect on business.

RELIANCE UPON COMMON LAW AND CONTRACTUAL INTELLECTUAL PROPERTY RIGHTS MAY BE INSUFFICIENT TO PROTECT THE COMPANY FROM ADVERSE CLAIMS.

          The Company relies upon certain trademark, service mark, copyright, patent and trade secret laws, employee and third-party non-disclosure and non-solicitation agreements and other methods to protect proprietary rights. Periodically the Company makes filings with the Patent and Trademark Office to protect some of its proprietary rights, although the Company has traditionally relied upon the protections afforded by contract rights and through common law ownership rights. The Company cannot assure investors that these contract rights and legal claims to ownership will adequately protect the operations from adverse claims. In addition, any adverse claims or litigation, with or without merit, could be costly and could divert management's attention from the operation of the business.

CERTAIN STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS COULD EXERCISE CONTROL AND PREVENT A SALE OR MERGER.

          As of March 28, 2002, Mac-Gray's directors, executive officers, and certain of its stockholders and their affiliates beneficially owned in the aggregate approximately 51% of the outstanding shares of the Company's common stock. This percentage ownership does not include options to purchase 94,000 shares of the common stock held by some of these persons, all of which are currently exercisable. If these affiliates exercised any of their options, then the ownership of common stock would be further concentrated. As a result of this concentration in ownership, these stockholders, acting together, could have the ability to significantly influence the outcome of the election of directors and all other matters requiring approval by a majority of stockholders. Matters requiring stockholder approval include significant corporate transactions, such as mergers and sales of all or substantially all of the Company's assets. The concentration of ownership in affiliates, together, in some cases, with specific provisions of the Company's charter and bylaws, as described below, and applicable sections of the corporate law of Delaware, may have the effect of delaying or preventing a change in control of Mac-Gray. A discussion of this anti-takeover effect appears below.

--------------------------------------------------------------------------------

PROVISIONS OF THE COMPANY'S CHARTER, BYLAWS, DELAWARE LAW, AND THE SHAREHOLDER RIGHTS AGREEMENT COULD HAVE THE EFFECT OF DISCOURAGING TAKEOVERS.

         Specific provisions of the Company's charter and bylaws, as described below; sections of the corporate law of Delaware; the shareholder rights agreement, and powers of the Board of Directors may discourage takeover attempts not first approved by the Board of Directors, including takeovers which some stockholders may deem to be in their best interests. These provisions and powers of the Board of Directors could delay or prevent the removal of incumbent directors or the assumption of control by stockholders, even if the particular removal or assumption of control would be beneficial to stockholders. These provisions and powers of the Board of Directors could also discourage or make more difficult a merger, tender offer or proxy contest, even if these events would be beneficial, in the short term, to the interests of stockholders. The anti-takeover provisions and powers of the Board of Directors include, among other things:

-- ability of the Board of Directors to issue shares of preferred stock and to establish the voting rights, preferences and other terms of such preferred stock;

--   a classified Board of Directors serving staggered three-year terms;

--   the elimination of stockholder voting by written consent;

--   the absence of cumulative voting for directors;

--   the removal of directors only for cause;

-- the vesting of exclusive authority in the Board of Directors to determine the size of the Board of Directors and, subject to the rights of holders of any series of preferred stock, if issued, to fill vacancies thereon;

-- the vesting of exclusive authority in the Board of Directors, except as otherwise required by law, to call special meetings of stockholders;

-- advance notice requirements for stockholder proposals and nominations for election to the Board of Directors;

-- ownership restrictions, under the corporate law of Delaware, with limited exceptions, upon acquirors including their affiliates and associates of 15% or more of its common stock; and

-- the Company's entry into a shareholder rights agreement providing for the issuance of rights that will cause substantial dilution to a person or group of persons that acquires 15% or more of the common shares unless the rights are redeemed.

--------------------------------------------------------------------------------
                                                                         Page 24

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. In the normal course of its business, the Company manages its exposure to these risks as described below. The Company does not engage in trading market-risk sensitive instruments for speculative purposes.

     INTEREST RATES--

         The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates the book value at December 31, 2001.


                                DECEMBER 31, 2001
                             EXPECTED MATURITY DATE
                                                         (IN THOUSANDS)
                                 2002      2003      2004     2005     2006    THEREAFTER     TOTAL
                                 -----   --------  --------  -------  -------  ----------    -------
Long-term Debt:
Fixed Rate ................. $   604    $   871    $   129    $ 120    $  51     $           $ 1,775
Average interest rate ......     8.3%       8.0%       7.9%     7.9%     7.9%      --             --
Variable Rate .............. $ 6,500    $50,250    $ 8,500  $ 2,300    $  --       --        $67,550
Average interest rate ......     9.0%       9.0%       9.0%     9.0%      --       --             --

         In February 2000, the Company entered into two standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements with its primary financial institution to manage the interest rate risk associated with its 2000 Senior Secured Credit Facility. Each agreement has a notional amount of $20,000 and maturity dates in February 2003 and 2005. The effect of the swap agreements was to limit the interest rate exposure to a fixed rate of 7.38% and 7.42% (versus the 90-day LIBOR rate) for the three year and five year swaps, respectively. On January 9, 2002, the Company terminated the $20,000 swap that expires in 2003 and entered into a $20,000 swap expiring in February 2004, with a fixed interest rate of 7.38% until February 2002, and 6.38% thereafter. The Company believes the risk associated with extending this fixed rate is more than offset by the interest expense savings the Company will realize. In accordance with the swap agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

         The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At December 31, 2001, the Company estimates that it would have cost $1,911, net of tax, to terminate these agreements.

         On June 29, 2000 the Company refinanced its outstanding Senior Secured Credit Facility (as referenced, the "2000 Senior Secured Credit Facility"). This transaction retired the credit facility that had been in place since April 23, 1998. The 2000 Senior Secured Credit Facility provided for borrowings of up to $100,000 consisting of borrowings under a three-year revolving line of credit of up to $65,000 and a five-year $35,000 Senior Secured Term Loan Facility. Primarily through principal payments made quarterly since the inception of the 2000 Senior Secured Credit Facility, the $35,000 Senior Secured Term Loan Facility has been reduced to $24,800. As of December 31, 2001, the unused balance of the 2000 Senior Secured Credit Facility was $21,625. The 2000 Senior Secured Credit Facility is subject to certain financial and operational covenants. The most restrictive of these covenants is maintaining certain leverage ratios with which the Company was in compliance at December 31, 2001. At December 31, 2001, the Company failed to meet the required minimum EBITDA covenant, for which a waiver was received from the Company's lenders. Concurrent with the waiver of the covenant default, the 2000 Senior Secured Credit Facility was amended to include a lower minimum EBITDA covenant target for the remainder of the life of the 2000 Senior Secured Credit Facility. The average interest rate was approximately 6.0% at December 31, 2001.

--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data are contained in pages F-1 through F-24 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

--------------------------------------------------------------------------------
                                                                         Page 26

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Items 10, 11, 12 and 13 is included in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders (the "Proxy Statement"). The Proxy Statement will be filed with the Securities and Exchange Commission by April 30, 2002 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)(2) AN INDEX OF FINANCIAL STATEMENTS AND SCHEDULES IS ON PAGE F-1 OF THIS REPORT.

         (a)(3) EXHIBITS

         See attached exhibit listing on pages 27 through 29.

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

        2.1 Stock Purchase Agreement, dated as of March 31, 1998, by and among Mac-Gray Services, Inc., Copico, Inc. and the stockholders of Copico, Inc. (10.20).z

        2.2 Stock and Asset Purchase Agreement, dated as of March 4, 1998, by and among Mac-Gray Services, Inc., Amerivend Corporation, Amerivend Southeast Corporation, Gerald E. Pulver and Gerald E. Pulver Grantor Retained Annuity Trust. (2.2).y

--------------------------------------------------------------------------------

        3.1    Amended and Restated Certificate of Incorporation (3.1).+

        3.2    By-laws, as amended (filed herewith). (3.2).+

        4.1 Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1).#

        4.2 Shareholder Rights Agreement, dated as of June 15, 1999, by and between the Registrant and State Street Bank and Trust Company (4.1).x

        10.1 Stockholders' Agreement dated as of June 26, 1997 by and among the Registrant and certain stockholders of the Registrant(10.2).+

        10.2 Consulting Agreement dated as of April 17, 1997 by and among the Registrant and Jeffrey C. Huenink (10.9).+

        10.3 Noncompetition Agreement dated as of April 17, 1997 by and among Registrant and Jeffrey C. Huenink (10.10).+

        10.4   Form of Maytag Distributorship Agreements (10.13).+

        10.5 Promissory Note dated December 31, 1992 issued by the Registrant in favor of Donald M. Shaw (10.14).+

        10.6 Consulting and Noncompete Agreement dated December 31, 1992 by and between Donald M. Shaw and the Registrant (10.15).+

        10.7 The Registrant's 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits) (10.16).+

        10.8 Form of Registration Rights Agreement by and among the Registrant, Robert P. Bennett, Gelco Corporation, Eastech II Limited Partnership and Eastech III Limited Partnership (10.18).*

        10.9 Revolving Credit and Term Loan Agreement, dated June 29, 2000, by and among the Registrant, the other Borrowers (as defined therein), the lenders named therein and KeyBank National Association, as agent (10.1).w

        10.10 Form of Pledge Agreement between the Registrant and the Banks (as defined therein) (10.2).w

        10.11 Form of Security Agreement between the Registrant, the other Borrowers (as defined therein) and the Banks (as defined therein) (10.3).w

        10.12 Form of Revolving Credit Note issued by the Registrant in favor of the Banks (as defined therein) (10.4).w

        10.13 Form of Term Note issued by the Registrant in favor of the Banks (as defined therein) (10.5).w

        10.14 First Amendment to Revolving Credit and Term Loan Agreement, dated February 28, 2002, among the Registrant, the other Borrowers (as defined therein), the Banks (as defined therein), the Agent (as defined therein), and KeyBank National Association as Documentation Agent (filed herewith).

        10.15 Form of Noncompetition Agreement between the Registrant and its executive officers (filed herewith). (10.11).+

        10.16 Form of Director Indemnification Agreement between the Registrant and each of its Directors (filed herewith) (10.17).+

--------------------------------------------------------------------------------

        10.17 April 2001 Amendment to the Mac-Gray Corporation 1997 Stock Option and Incentive Plan (filed herewith).

        21.1   Subsidiaries of the Registrant (21.1).z

        23.1   Consent of PricewaterhouseCoopers LLP (filed herewith).

--------------------------------------------------------------------------------
                                                                         Page 29

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 28th DAY OF MARCH, 2002.

                                 MAC-GRAY CORPORATION


                                 By: /s/ Stewart Gray MacDonald, Jr.
                                    -------------------------------------------
                                             STEWART GRAY MACDONALD, JR.
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                            (PRINCIPAL EXECUTIVE OFFICER)
Date:  MARCH 29, 2002


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


  SIGNATURE                  TITLE                      DATE
---------------------       --------                -------------

/s/ Thomas E. Bullock       Director                  MARCH 29, 2002


         --------------------------------
               THOMAS E. BULLOCK

/s/ William M. Crozier, Jr. Director                  MARCH 29, 2002


         --------------------------------
            WILLIAM M. CROZIER, JR.

/s/ John P. Leydon          Director                  MARCH 29, 2002


         --------------------------------
                JOHN P. LEYDON

/s/ Jerry A. Schiller       Director                  MARCH 29, 2002


         --------------------------------
               JERRY A. SCHILLER

/s/ Michael J. Shea      Executive Vice President, MARCH 29, 2002
                         Chief Financial Officer,
                               Treasurer and Secretary
                               (Principal Financial and
                               Accounting Officer)


         --------------------------------
                MICHAEL J. SHEA

--------------------------------------------------------------------------------
                                                                         Page 30

ITEMS 14(a)(1) AND (2)

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

         The following consolidated financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below.

MAC-GRAY CORPORATION



     Report of Independent Accountants..................................... F-2
     Consolidated Balance Sheets at December 31, 2000 and 2001............. F-3
     Consolidated Income Statements for the Years Ended December 31, 1999,
         2000 and 2001..................................................... F-4
     Consolidated Statement of Stockholders' Equity for the Years Ended
         December 31, 1999, 2000, and 2001................................. F-5
     Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1999, 2000 and 2001.................................. F-6
     Notes to Consolidated Financial Statements............................ F-7

         The following consolidated financial statement schedule of Mac-Gray Corporation is included in Item 14 (a)(2) and should be read in conjunction with the financial statements included herein.

     Schedule II Valuation and Qualifying Accounts........................ F-24


         All other schedules for which provision is made in the applicable accounting regulations of the Security and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Stockholders of Mac-Gray Corporation:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mac-Gray Corporation and its subsidiaries (the "Company") at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
February 28, 2002

                                      F-2

--------------------------------------------------------------------------------
                                                                         Page 32

                              MAC-GRAY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                               2000         2001
ASSETS
Current assets:
     Cash and cash equivalents.......................................................         $ 6,715    $ 5,225
     Trade receivables, net of allowance for doubtful accounts.......................           7,992      7,729
     Inventory of finished goods.....................................................           3,391      4,557
     Deferred income taxes...........................................................             818        844
     Prepaid expenses and other current assets.......................................           8,722      8,928
                                                                                             --------    --------
          Total current assets.......................................................          27,638     27,283
     Property, plant and equipment, net..............................................          77,367     75,598
     Intangible assets, net..........................................................          52,118     47,912
     Prepaid route rent and other assets.............................................          17,502     17,102
                                                                                             --------    --------
          Total assets...............................................................        $174,625   $167,895
                                                                                             ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt...............................................         $ 6,321    $ 7,104
     Current portion of capital lease obligations....................................             823        543
     Trade accounts payable..........................................................           7,971      7,278
     Accrued route rent..............................................................           8,149      7,990
     Accrued expenses................................................................           4,109      2,200
     Deferred revenues and deposits..................................................           2,629      1,973
                                                                                             --------    --------
          Total current liabilities..................................................          30,002     27,088
Long-term debt.......................................................................          70,022     62,221
Long-term capital lease obligations..................................................             432        351
Deferred income taxes................................................................          13,444     15,105
Deferred retirement obligation.......................................................             749        645
Other liabilities....................................................................              15      1,911

Commitments and contingencies (Note 16)..............................................              --         --

Stockholders' equity:
Preferred stock ($.01 par value, 5 million shares authorized, no shares
outstanding).........................................................................              --         --
Common stock ($.01 par value, 30 million shares authorized, 13,443,754 issued and
12,637,639 outstanding at December 31, 2000, and 13,443,754 issued and 12,649,318
outstanding at December 31, 2001.....................................................             134        134
Additional paid-in capital...........................................................          68,540     68,540
Accumulated other comprehensive loss.................................................              --     (1,911)
Retained earnings ...................................................................             771      3,158
                                                                                             --------    --------
                                                                                               69,445     69,921
Less: common stock in treasury, at cost, 806,115 and 794,436 shares
         at December 31, 2000 and 2001, respectively................................           (9,484)    (9,347)
                                                                                             --------    --------
     Total stockholders' equity......................................................          59,961     60,574
                                                                                             --------    --------
Total liabilities and stockholders'equity............................................        $174,625   $167,895
                                                                                             ========   ========


         The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------


                              MAC-GRAY CORPORATION

                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------
                                                                                   1999        2000          2001
                                                                                  -------    --------      -------

Revenue:
     Route revenue.......................................................        $102,430    $106,274     $108,241
     Sales ..............................................................          39,097      42,082       39,155
     Other ..............................................................           7,036       5,912        4,673
                                                                                 --------    --------     --------
          Total revenue..................................................         148,563     154,268      152,069
                                                                                 --------    --------     --------
Cost of revenue:
     Route rent..........................................................          47,293      47,596       50,039
     Route expenditures and other direct costs...........................          24,866      24,778       24,786
     Depreciation and amortization.......................................          18,202      18,980       19,276
     Cost of product sales...............................................          24,686      27,766       27,026
                                                                                 --------    --------     --------
          Total cost of revenue..........................................         115,047     119,120      121,127
                                                                                 --------    --------     --------
Gross margin.............................................................          33,516      35,148       30,942
                                                                                 --------    --------     --------
Operating expenses:
     General and administration..........................................           9,148       9,788        8,823
     Sales and marketing.................................................          11,848      10,542       10,994
     Depreciation and amortization.......................................             905       1,225        1,201
     Impairment of goodwill..............................................           8,474          --           --
                                                                                 --------    --------      -------
          Total operating expenses.......................................          30,375      21,555       21,018
                                                                                 --------    --------      -------
Income from operations...................................................           3,141      13,593        9,924
     Interest expense, net...............................................          (6,085)     (6,770)      (5,164)
     Other income, net...................................................             120         123           24
                                                                                 --------    --------      -------
     Income (loss) before provision for income taxes.....................          (2,824)      6,946        4,784
     Provision for income taxes..........................................          (2,727)     (3,162)      (2,299)
                                                                                 --------    --------      -------
Net income (loss)........................................................         $(5,551)   $  3,784      $ 2,485
                                                                                 --------    --------      -------
Net income (loss) per common share--basic................................         $ (0.44)   $   0.30     $   0.20
                                                                                 ========    ========      =======
Weighted average common shares outstanding -- basic......................          12,661      12,634       12,645
                                                                                 ========    ========      =======
Net income (loss) per common share--diluted..............................         $ (0.44)    $  0.30     $   0.20
                                                                                 ========    ========      =======
Weighted average common shares outstanding--diluted......................          12,668      12,634       12,647
                                                                                 ========    ========      =======



        The accompanying notes are an integral part of these financial statements

                                      F-4


--------------------------------------------------------------------------------
                                                                         Page 34


                              MAC-GRAY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)





                                        COMMON STOCK                        ACCUMULATED                  TREASURY STOCK
                                      ---------------- ADDITIONAL RETAINED    OTHER     COMPREHENSIVE    --------------
                                     NUMBER OF          PAID-IN   EARNINGS COMPREHENSIVE INCOME (LOSS)   NUMBER
                                      SHARES     VALUE  CAPITAL   (DEFICIT)    LOSS                    OF SHARES   COST    TOTAL
                                    ----------   -----  -------   ---------  ---------   ------------  ---------   ----   -------

Balance, December 31, 1998........  12,781,628   $128   $60,896    $2,623                                62,100  $  (706) $62,941

  Net loss........................          --     --        --    (5,551)                                   --       --   (5,551)
  Repurchase of redeemable
    common stock                            --      6     7,639        --                               600,026   (7,645)      --
  Repurchase of common stock......    (156,200)    --        --        --                               156,200   (1,269)  (1,269)
  Stock granted and options
    exercised                            2,325     --         5        (7)                               (2,325)      20       18

                                    ----------  -----   -------    -------                              -------   ------  -------
Balance, December 31, 1999........  12,627,753    134    68,540    (2,935)                              816,001   (9,600)  56,139

  Net income......................          --     --       --      3,784                                    --       --    3,784
  Stock granted...................       9,886     --       --        (78)                               (9,886)     116       38
                                    ----------  -----   -------    -------                              -------   ------  -------
Balance, December 31, 2000........  12,637,639    134    68,540       771                               806,115   (9,484)  59,961

  Net income......................          --      --       --     2,485                   $2,485                          2,485
  Other comprehensive income (loss):
       Cumulative effect of adopting
       FAS 133, net of tax of $750                                           $(1,124)                                      (1,124)

       Unrealized derivative instrument
       loss, net of tax of $524                                               (  787)       (  787)                        (  787)
                                                                                        -----------
  Comprehensive income                                                                      $1,698

  Stock granted                         10,679                        (89)                              (10,679)     125       36
  Options exercised                      1,000                        ( 9)                              ( 1,000)      12        3
                                    ----------   -----  -------    ------    --------                   -------   ------  -------
Balance, December 31, 2001........  12,649,318    $134  $68,540    $3,158   $( 1,911)                   794,436  $(9,347) $60,574
                                    ==========   =====  =======    ======    ========                   =======   ======  =======

           The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------



                              MAC-GRAY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                   YEARS ENDED DECEMBER 31,
                                                                                 1999         2000         2001
                                                                             ----------    ----------   ----------

Cash flows from operating activities:
     Net income (loss).....................................................     $ (5,551)   $  3,784    $  2,485
     Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
          Depreciation and amortization....................................       19,107      20,205      20,477
          Impairment of goodwill...........................................        8,474          --          --
          Allowance for doubtful accounts and lease reserves...............          104          79         525
          Gain on sale of assets...........................................         (352)       (201)        (52)
          Deferred income taxes............................................        2,784       2,857       1,635
          Director stock grant.............................................           --          38          36
          (Increase) decrease in accounts receivable.......................         (357)        480         192
          Decrease (increase) in inventory.................................       (1,255)      3,130      (1,166)
          Increase in prepaid expenses and other assets....................       (9,185)     (3,440)     (2,227)
          Increase (decrease) in accounts payable, accrued route rent
             and accrued expenses..........................................        7,267      (3,030)     (2,776)
          Decrease in deferred revenues and customer deposits..............          (32)       (725)       (656)
                                                                                --------      -------     -------
               Net cash flows provided by operating activities.............       21,004      23,177      18,473
                                                                                --------      -------     -------
Cash flows from investing activities:
     Capital expenditures..................................................      (21,819)    (13,983)    (12,779)
     Acquisition of businesses (Notes 4 and 5).............................       (3,539)         --          --
     Proceeds from sale of property and equipment..........................        1,040       1,987         862
                                                                                --------      -------     -------
               Net cash flows used in investing activities.................      (24,318)    (11,996)    (11,917)
                                                                                --------      -------     -------
Cash flows from financing activities:
     Payments on long-term debt and capital lease obligations..............       (2,857)     (2,697)     (1,846)
     Advances (payments) on 2000 Senior Secured Credit Facility, net.......       15,445      (7,352)     (6,203)
     Proceeds from exercise of stock options...............................           20          --           3
     Cash paid to repurchase shares of common stock........................       (8,909)         --          --
     Cash paid for refinancing of long term debt...........................           --        (983)         --
                                                                                --------      -------     -------
               Net cash flows provided by (used in) financing activities...        3,699     (11,032)     (8,046)
                                                                                --------      -------     -------
Increase (decrease) in cash and cash equivalents...........................          385         149      (1,490)
Cash and cash equivalents, beginning of period.............................        6,181       6,566       6,715
                                                                                --------      -------     -------
Cash and cash equivalents, end of period...................................      $ 6,566     $ 6,715     $ 5,225
                                                                                ========      =======     =======
Supplemental cash flow information:
     Interest paid.........................................................      $ 7,020     $ 6,706     $ 6,774
     Income taxes paid (received)..........................................      $    (5)    $  (243)    $   230



         Supplemental disclosure of non-cash investing activities: During the years ended December 31, 2000 and 2001, the Company acquired various vehicles under capital lease agreements totaling $606 and $566, respectively.

      The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------

                              MAC-GRAY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

         DESCRIPTION OF THE BUSINESS-- Mac-Gray Corporation ("Mac-Gray" or the "Company") generates the majority of its revenue from card/coin-operated laundry rooms located in the Northeastern, Southeastern and Midwestern United States. A large portion of its revenue is also derived from the sale and lease of the Company's MicroFridge(R) product lines. The Company's principal customer base is the multi-housing market, which includes apartments, condominium units, colleges and universities, and military bases. The Company also sells, services and leases commercial laundry equipment to commercial laundromats, multi-housing properties and institutions. The Company also generates revenue from card/coin-operated reprographics equipment located in university and municipal libraries, and other buildings. The majority of the Company's purchases of laundry equipment is from one supplier.

         BASIS OF PRESENTATION--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.


2. SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On occasion the Company has excess cash available for a short period of time; when this occurs, the Company invests such excess cash in repurchase agreements and other highly liquid short-term investments. Accordingly, the investments are subject to minimal credit and market risk. Included in cash and cash equivalents is an estimate of cash not yet collected which remains at laundry and reprographics customer locations. At December 31, 2000 and 2001, this estimate was $4,526 and $3,655, respectively.

         REVENUE RECOGNITION--The Company recognizes route revenue on the accrual basis. Rental revenue is recognized ratably over the related contractual period, which is generally less than one year. The Company recognizes revenue from product sales upon shipment of the products. The Company offers limited duration warranties on MicroFridge(R) products and, at the time of sale, provides reserves for all estimated warranty costs. Shipping and handling fees charged to customers are recognized upon shipment of the products and included in revenue.

         The Company also enters into long-term lease transactions that meet the qualifications of a sales-type lease. For these transactions, the amount of revenue recognized upon product shipment is the present value of the minimum lease payments, net of executory costs, together with the profit thereon, discounted at the interest rate implicit in the lease. Interest revenue is recognized over the life of the rental agreement. At December 31, 2000 and 2001 the Company had $13,064 and $14,351, respectively, in receivables related to sales-type leases. These receivables have been recorded net of unearned interest income of $2,711 and $1,059 at December 31, 2000 and 2001. These receivables are primarily due ratably over the next seven years and have been classified as other current assets and other long-term assets, as appropriate, in the balance sheet. The related reserve for doubtful accounts at December 31, 2000 and 2001 was $0 and $450, respectively.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS--The Company maintains an allowance for doubtful trade accounts receivable of $492 at December 31, 2000 and $567 at December 31, 2001.

                                       F-7

--------------------------------------------------------------------------------
                                                                         Page 37

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         CONCENTRATION OF CREDIT RISK--Financial instruments which potentially expose the Company to concentration of credit risk include trade and lease receivables generated by the Company as a result of the selling and leasing of laundry equipment and MicroFridge(R) products. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed and reserves are maintained. The Company typically does not require collateral.

         FAIR VALUE OF FINANCIAL INSTRUMENTS--For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 2000 and 2001, based upon terms currently available to the Company in financial markets.

         INVENTORIES--Inventories are stated at the lower of cost (as determined using the first-in, first-out method) or market, and consist of finished goods.

         PREPAID ROUTE RENT--Prepaid route rent consists of cash advances paid to property owners and managers under laundry service contracts. The prepaid amount is amortized ratably over the life of the contract.

         PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged to operations as incurred; acquisitions, major renewals, and betterments are capitalized. Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation or amortization are removed from the accounts, with the resulting gain or loss reflected in income.

         COIN ROUTE EQUIPMENT-NOT YET PLACED IN SERVICE--These assets represent laundry machines that management estimates will be installed in route laundry rooms and have not been purchased for commercial sale.

         ADVERTISING COSTS--Advertising costs are expensed as incurred. These costs were $11,848, $10,542 and $10,994 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

         IMPAIRMENT OF LONG-LIVED ASSETS--The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

--------------------------------------------------------------------------------

                               MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


          INCOME TAXES--The Company accounts for income taxes utilizing the asset and liability method as prescribed by Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under the provisions of FAS 109, the current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determined the amount of taxes payable currently or in future years. The classification of net current and non-current deferred tax assets or liabilities depend upon the nature of the related asset or liability. Deferred income taxes are provided for temporary differences between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

          STOCK COMPENSATION--The Company's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company uses the disclosure requirements of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, the Company does not recognize compensation expense on stock options granted to employees, because the exercise price of each option is equal to the market price of the underlying stock on the date of the grant.

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

         EARNINGS PER SHARE--The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share ("EPS") and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share has been calculated using the treasury stock method.

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

         NEW ACCOUNTING PRONOUNCEMENTS--In June 1998 and June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138"). These statements amend the accounting and reporting standards for certain derivative instruments and hedging activities. FAS 133 and FAS 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted FAS 133 and FAS 138 on January 1, 2001.

--------------------------------------------------------------------------------

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         On July 20, 2001, the FASB issued Financial Accounting Standard No. 141, "Business Combinations" ("FAS 141"). FAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminated the pooling-of-interest method. Mac-Gray does not believe the adoption of FAS 141 will have a significant impact on its consolidated financial statements.

         On July 20, 2001, the FASB issued Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. The Company, with the assistance of an independent firm, has performed an evaluation of its goodwill and other intangible assets as recorded at December 31, 2001, in accordance with FAS No. 142.

         The preliminary conclusions of this analysis suggest a write-off of the goodwill associated with the reprographics segment, totaling less than one million dollars. The Company anticipates no change to the goodwill balances associated with the laundry or MicroFridge(R) businesses. This analysis is expected to be completed by May 1, 2002, and reported with the results of operations for the period ending March 31, 2002.

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

         In October, 2001, the FASB issued Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," ("FAS 144"). FAS 144 supercedes FASB Statement No. 121 ("FAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, FAS 144 will have on its financial position and results of operations.


3. IMPAIRMENT OF GOODWILL

         During 1999, the Company recorded a non-cash impairment charge of $8,474, or $0.67 per share, related to the goodwill and intangible assets of Copico, Inc. Since the acquisition of Copico, Inc. in 1998, the reprographics segment produced operating losses. In accordance with the purchase method of accounting the purchase price was assigned to the assets acquired and liabilities assumed, with any excess purchase price being allocated to goodwill and intangibles. The goodwill and intangibles recorded in connection with the transaction was approximately $11,200.

         The most significant reason for the poor performance of the segment was the impact of technological advances, which affected the entire reprographics industry. Specifically, the introduction of the Internet in college and public libraries, and access to free laser printers led to fewer vended copies being made than in prior years.

                                      F-10

--------------------------------------------------------------------------------
                                                                         Page 40

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         After initiating several strategic and operational changes throughout 1999, the Company performed a full-scale evaluation of the segment and its long-term prospects in the fourth quarter of 1999. As a result of this evaluation, management determined that the carrying amount of the Copico long-lived assets exceeded the estimated undiscounted future cash flows expected to result from operating this segment, and recognized a non-cash, non-recurring impairment charge in the fourth quarter of 1999 as indicated above. This charge was calculated in accordance with the provisions of SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of."


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

     The Company's consolidated financial statements include the results of the 1999 acquisitions from their respective acquisition dates.


5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other assets consist of the following:



                                                      DECEMBER 31,
                                                    2000        2001

     Prepaid route rent...................         $1,779      $1,862
     Prepaid supplies.....................          2,471       2,325
     Lease receivable.....................          2,754       3,382
     Prepaid taxes........................            851         615
     Other................................            867         744
                                                   ------      ------
                                                   $8,722      $8,928
                                                   ======      ======


6. PREPAID ROUTE RENT AND OTHER ASSETS

         Prepaid route rent and other assets consist of the following:


                                                      DECEMBER 31,
                                                    2000        2001

     Prepaid route rent...................         $6,404      $6,153
     Lease receivable.....................          9,129       9,223
     Other................................          1,969       1,726
                                                   ------      ------
                                                  $17,502     $17,102
                                                   ======      ======
                                      F-11

--------------------------------------------------------------------------------

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


7. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:



                                                                    ESTIMATED          DECEMBER 31
                                                                   USEFUL LIFE      2000         2001
                                                                   -----------      ----         ----

     Coin route equipment.....................................       10 years     $101,964    $112,992
     Rental equipment.........................................        7 years       12,010      10,080
     Buildings and improvements...............................    15-39 years        9,671      10,278
     Furniture, fixtures and computer equipment...............      2-7 years        6,660       7,418
     Trucks and autos.........................................      3-5 years        5,108       5,305
     Tooling costs............................................        3 years          306         306
     Land and improvements....................................             --          221         221
                                                                                  --------    --------
                                                                                   135,940     146,600
     Less: accumulated depreciation...........................                      60,357      72,816
                                                                                  --------    --------
                                                                                    75,583      73,784
     Coin route equipment, not yet placed in service..........                       1,784       1,814
                                                                                  --------    --------
     Property, plant and equipment, net.......................                     $77,367     $75,598
                                                                                  ========    ========


         Depreciation and amortization of property, plant and equipment totaled $14,587, $15,806, and $16,237 for the years ended December 31, 1999, 2000, and
2001, respectively.

         At December 31, 2000 and 2001, trucks and autos included $4,745 and $4,826, respectively, of capital leased equipment with an accumulated amortization balance of $3,489 and $3,931, respectively.


8. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                  DECEMBER 31,
                                                          2000         2001

     Goodwill..................................         $59,172      $59,071
     Covenants-not-to-compete..................           4,981        4,481
     Customer lists............................           2,477        2,477
     Other.....................................           1,670        1,635
                                                        -------      -------
                                                         68,300       67,664
     Less: accumulated amortization............          16,182       19,752
                                                        -------      -------
     Intangible assets, net....................         $52,118      $47,912
                                                        =======      =======

         Amortization expense associated with the above intangible assets amounted to $4,520, $4,399, and $4,240 for the years ended December 31, 1999, 2000 and 2001, respectively.

--------------------------------------------------------------------------------

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


9. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                              DECEMBER 31,
                                                            2000        2001

     Accrued interest....................................   $939        $371
     Accrued salaries....................................    401         510
     Accrued warranty....................................    158         149
     Current portion of deferred retirement obligation...    104         104
     Accrued professional fees...........................    286         257
     Customer deposits...................................    462         450
     Accrued sales tax...................................    318         233
     Accrued insurance...................................    407          --
     Other accrued expenses..............................  1,034         126
                                                          ------      ------
                                                          $4,109      $2,200
                                                          ======      ======

10. DEFERRED RETIREMENT OBLIGATION

         The deferred retirement obligation at December 31, 2000 and 2001 relates to payments due to a former shareholder of the Company in connection with a retirement agreement which provides for annual payments of $104 until the death of the former shareholder. The liability has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.


11. LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                             DECEMBER 31,
                                                                                           2000       2001
                                                                                           ----       ----

     Senior Secured Credit Facility................................................      $73,753   $67,550
     Various fixed interest rate notes, (8.4%-11.51%) due through June 1, 2003.....        1,047       789
     Discount note, 6% imputed interest rate (estimated fair market rate), quarterly
        installments, due December 31, 2003..................................... ..          936       482
     Acquisition note payable, 8% imputed interest rate (estimated fair market rate),
        monthly payments, due May 31, 2006.........................................          607       504
                                                                                         --------  -------
     Total long-term debt..........................................................       76,343    69,325
     Less: current portion.........................................................        6,321     7,104
                                                                                         --------  -------
                                                                                         $70,022   $62,221
                                                                                         ========  =======

CREDIT AGREEMENT AND REVOLVING CREDIT FACILITY

         On June 29, 2000 the Company entered into a new Senior Secured Credit Facility with a group of banks. This transaction retired the April 23, 1998 Senior Facility which was due to convert to a term loan in April 2001.

         The new revolving line of credit and term loan facility (the "2000 Senior Secured Credit Facility") provided for borrowings of up to $100,000. The 2000 Senior Secured Credit Facility provides for borrowings under a three-year revolving line of credit of up to $65,000, and included a five-year $35,000 Senior Secured Term Loan Facility. Primarily through principal payments made quarterly since the inception of the 2000 Senior Secured Credit Facility, the $35,000 Senior Secured Term Loan Facility has been reduced to $24,800.

--------------------------------------------------------------------------------

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         Outstanding indebtedness under the 2000 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate or LIBOR plus 1.75%. The average interest rate at December 31, 2001 was approximately 6.0%.

          The 2000 Senior Secured Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The 2000 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2000 Senior Secured Credit Facility is subject to certain financial and operational covenants. The most restrictive of these covenants is maintaining certain leverage ratios with which the Company was in compliance at December 31, 2001. At December 31, 2001, the Company failed to meet the required minimum EBITDA covenant, for which a waiver was received from the Company's lenders. Concurrent with the waiver of the covenant default, the 2000 Senior Secured Credit Facility was amended to include a lower minimum EBITDA covenant target for the remainder of the life of the 2000 Senior Secured Credit Facility. At December 31, 2001 outstanding letters of credit amounted to $625. The 2000 Senior Secured Term Loan Facility matures in quarterly increments through June 2005. The unused balance under the 2000 Senior Secured Credit Facility was $21,625 at December 31, 2001.

          In February 2000, the Company entered into two standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements with its primary financial institution to manage the interest rate risk associated with its Senior Credit Facility. Each agreement has a notional amount of $20,000 and maturity dates in February 2003 and 2005. The effect of the swap agreements is to limit the interest rate exposure to a fixed rate of 7.38% and 7.42% (versus the 90-day LIBOR rate) for the three year and five year swaps, respectively. On January 9, 2002, the Company terminated the $20,000 swap that expires in 2003 and entered into a $20,000 swap expiring in February 2004, with a fixed interest rate of 7.38% until February 2002, and 6.38% thereafter. The Company believes the risk associated with extending this fixed rate is more than offset by the interest expense savings the Company will realize. In accordance with the swap agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, nonperformance is not anticipated.

          The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At December 31, 2001, the Company estimates that it would have paid $1,911, net of tax, to terminate these agreements.

         The 2000 Senior Secured Credit Facility contains a commitment fee equal to one quarter of one percent (0.25%) per annum of the average daily unused portion of the Credit Facility.

--------------------------------------------------------------------------------

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


FUTURE PAYMENTS

     As of December 31, 2001, the scheduled future principal payments of long-term debt are as follows:

     2002..........................................    7,104
     2003..........................................   51,121
     2004..........................................    8,629
     2005..........................................    2,420
     2006..........................................       51
     Thereafter....................................       --
                                                     -------
                                                     $69,325
                                                     =======

12. INCOME TAXES

         The provision for state and federal income taxes consists of the following:


                                                                 YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------------------
                                                              1999                2000               2001
                                                              ----                ----               ----

     Current state income tax                                $ 106              $ 209               $ 276
     Deferred state income tax                                 611                534                 232
     Current federal income tax                               (163)                96                 388
     Deferred federal income tax                             2,173              2,323               1,403
                                                 ---------------------------------------------------------
         Total income taxes                                $ 2,727            $ 3,162              $2,299
                                                 =========================================================

         The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities at December 31:


                                                             2000         2001
                                                             ----         ----
     Deferred tax assets:
       Net operating loss carryforwards                    $1,286      $   771
       Alternative minimum tax credit carryforwards         1,087        1,538
       Accounts receivable                                    193          398
       Deferred compensation                                  725          497
       Amortization                                           193          124
       Deferred Revenue                                       181          213
       Other                                                  243          233
                                                          --------    ---------
                                                            3,908        3,774
                                                          --------    ---------
     Deferred tax liabilities:
       Depreciation                                        13,955       14,885
       Sales-type leases                                    2,579        3,150
                                                          --------    ---------
                                                           16,534       18,035
                                                          --------    ---------
     Net deferred tax liabilities                         $12,626      $14,261
                                                          ========    =========

--------------------------------------------------------------------------------



                              MAC-GRAY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         For the year ended December 31, 1999, 2000, and 2001 the statutory income tax rate differed from the effective rate primarily as a result of the following differences:


                                                             1999      2000       2001
                                                             ----      ----       ----

     Taxes computed at federal statutory rate              (34.0%)     34.0%      34.0%
     State income taxes, net of federal benefit             (5.3)       6.0        6.5
     Non-deductible goodwill                                18.1        3.3        4.7
     Impairment of non-deductible goodwill                 117.8        --         --
     Other                                                    --        2.2        2.9
                                                           --------------------------------
         Income tax provision                               96.6%      45.5%      48.1%
                                                           ================================

         At December 31, 2001, the Company has the following net operating loss carryforwards available to reduce certain future federal taxable income:


     Net operating loss carryforwards relating to certain losses incurred in the
       year ending June 30, 1995                                                 $ 931
     Net operating loss carryforwards relating to certain losses incurred in the
       year ending December 31, 2000                                                 2
                                                                                -------
                                                                                $  933
                                                                                =======


         At December 31, 2001, the Company has the following net operating loss carryforwards available to reduce certain future state taxable income:



     Net operating loss carryforwards relating to certain losses incurred in the
       year ending December 31, 1999                                            $4,113
     Net operating loss carryforwards relating to certain losses incurred in the
       year ending December 31, 2000                                             2,268
     Net operating loss carryforwards relating to certain losses incurred in the
       year ending December 31, 2001                                             2,252
                                                                                -------
                                                                                $8,633
                                                                                =======

         The state net operating loss carryforwards from the years ended December 31, 1999, 2000 and 2001 expire 20 years from the year in which they were incurred, except for the Massachusetts portion. The Massachusetts portion of the net operating loss carryforward is $3,977, of which $3,363 expires in the year ending December 31, 2004, and $614 expires in the year ending December 31, 2005.

         The federal net operating loss carryfoward from the year ended June 30, 1995 expires 15 years from the year in which it was incurred. The federal net operating loss carryforward from the year ended December 31, 2000 expires 20 years from the year in which it was incurred.

--------------------------------------------------------------------------------

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


13. REPURCHASE OF COMMON STOCK

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


14. SEGMENT INFORMATION

          The Company operates three business segments which are based on the Company's different product and service categories: Laundry, MicroFridge(R) and reprographics. These three business segments have been aggregated into two reportable segments ("Laundry and Reprographics" and "MicroFridge(R)"). The laundry and reprographics business segments have been aggregated into one reportable segment (laundry and reprographics) since many operating functions of the laundry and reprographics operations are commingled. The Laundry segment provides card/coin-operated laundry equipment to multi-housing facilities such as apartment buildings, colleges and universities and public housing complexes. The laundry segment also operates as a distributor of and provides service to commercial laundry equipment in public laundromats, as well as institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities. The reprographics segment provides card/coin-operated reprographics equipment to academic and public libraries. The MicroFridge(R) segment sells, rents, and services its own proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes colleges and universities, government, hotel, motel and assisted living facilities.

         There are no intersegment revenues.

     The tables below present information about the reported operating income of Mac-Gray for the years ended December 31, 1999, 2000, and 2001.


                                                                          YEAR ENDED DECEMBER 31, 1999
                                                                          ---------------------------------
                                                                        LAUNDRY
                                                                          AND
                                                                     REPROGRAPHICS   MICROFRIDGE(R)     TOTAL
                                                                     -------------   -----------      -----

     Revenues..................................................         $119,918       $28,645      $148,563
     Gross margin.................. ...........................           23,408        10,108        33,516
     Depreciation and amortization.............................           16,574         2,075        18,649
     Capital expenditures......................................           18,201         2,820        21,021
     Total assets..............................................          155,058        16,863       171,921


                                                                             YEAR ENDED DECEMBER 31, 2000
                                                                          ---------------------------------
                                                                        LAUNDRY
                                                                          AND
                                                                     REPROGRAPHICS   MICROFRIDGE(R)     TOTAL
                                                                     -------------   -----------      -----

     Revenues...............................................           $ 124,422       $29,846      $154,268
     Gross margin...........................................              25,033        10,115        35,148
     Depreciation and amortization..........................              17,191         2,104        19,295
     Capital expenditures...................................              12,341           167        12,508
     Total assets...........................................             145,988        20,559       166,547

--------------------------------------------------------------------------------



                              MAC-GRAY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                             YEAR ENDED DECEMBER 31, 2001
                                                                          ---------------------------------
                                                                        LAUNDRY
                                                                          AND
                                                                     REPROGRAPHICS   MICROFRIDGE(R)     TOTAL
                                                                     -------------   -----------      -----

     Revenues................................................          $ 126,215      $ 25,854     $ 152,069
     Gross margin............................................             23,318         7,624        30,942
     Depreciation and amortization...........................             17,772         1,784        19,556
     Capital expenditures....................................             11,949           316        12,265
     Total assets............................................            136,994        23,569       160,563


         The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                                                            1999          2000         2001
                                                                           ------        ------       ------
     Income

          Total gross margin for reportable segments.............          $33,516       $35,148     $30,942
          Operating expenses.....................................          (30,375)      (21,555)    (21,018)
          Interest expense, net..................................           (6,085)       (6,770)    ( 5,164)
          Other expense, net.....................................              120           123          24
                                                                           -------       -------     -------
     Income (loss) before provision for income taxes.............          $(2,824)      $ 6,946     $ 4,784
                                                                           =======       =======     =======


                                                                            1999          2000         2001
                                                                           ------        ------       ------

     Depreciation and amortization
          Total for reportable segments..........................         $ 18,649      $ 19,295    $ 19,556
          Corporate..............................................              458           910         921
                                                                           -------      --------    --------
     Total depreciation and amortization.........................         $ 19,107       $20,205    $ 20,477
                                                                           =======      ========    ========


                                                                            1999          2000         2001
                                                                           ------        ------       ------

     Capital expenditures
          Total for reportable segments..........................          $21,021       $12,508    $ 12,265
          Corporate..............................................              798         1,475         514
                                                                           -------      --------    --------
     Total capital expenditures..................................          $21,819       $13,983    $ 12,779
                                                                           =======      ========    ========


                                                                            1999          2000         2001
                                                                          ------         ------       ------

     Assets
          Total for reportable segments...........................       $ 171,921     $ 166,547   $ 160,563
          Corporate (1)...........................................           8,407         7,260       6,488
          Deferred income taxes...................................             637           818         844
                                                                          --------     ---------    --------
     Total assets.................................................       $ 180,965     $ 174,625   $ 167,895
                                                                          ========     =========    ========

(1) Principally cash, prepaid expenses, property, plant & equipment. Certain prior year reclassifications have been made between corporate and reportable segments to more accurately distribute assets.

--------------------------------------------------------------------------------

                                    MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



15. COMMITMENTS AND CONTINGENCIES

     LEASES--The Company leases certain equipment and facilities under non-cancelable operating leases. The Company also leases certain vehicles under capital leases.

Future minimum lease payments under non-cancelable operating and capital leases consist of the following:


                                                                                       CAPITAL    OPERATING
                                                                                        LEASES     LEASES

     Year ended December 31,
          2002...............................................................          $ 571        $ 859
          2003...............................................................            274          694
          2004...............................................................             68          668
          2005...............................................................             --          510
          2006 and thereafter................................................             --          223
                                                                                       -------     -------
          Future lease payments..............................................            913      $ 2,954
                                                                                                   =======
     Less: amount representing interest (LIBOR of 1.85% at December 31, 2001)..           19
                                                                                        ------
                                                                                         894
     Present value future minimum lease payments less amounts due within
        one year..............................................................           543
                                                                                        ------
     Amounts due after one year....................................................... $ 351
                                                                                        ======


         Rent expense incurred by the Company under non-cancelable operating leases totaled $875, $934, and $1,169 for the years ended December 31, 1999, 2000 and 2001, respectively.

         GUARANTEED ROUTE RENT PAYMENTS--The Company operates coin laundry routes under various lease agreements in which the Company is required to make minimum guaranteed rent payments to the respective lessors. The following is a schedule by years of future minimum guaranteed rent payments required under these lease agreements that have initial or remaining non-cancelable contract terms in excess of one year as of December 31, 2001:


     2002....................................  $4,450
     2003....................................   3,902
     2004....................................   3,271
     2005....................................   2,084
     2006....................................   1,615
     Thereafter..............................   3,496
                                              -------
                                              $18,818
                                              =======
                                      F-19

--------------------------------------------------------------------------------

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


16. EMPLOYEE BENEFIT AND STOCK PLANS

          RETIREMENT PLANS--The Company maintains a qualified profit-sharing/401(k) plan (the "Plan") covering substantially all employees. The Company's contributions to the Plan are at the discretion of the Board of Directors. Costs under the Plan amounted to $597, $623 and $643, for the years ended December 31, 1999, 2000 and 2001, respectively.

          STOCK OPTION AND INCENTIVE PLANS--On April 7, 1997, the Board of Directors adopted, and the Company's stockholders approved, the 1997 Stock Option and Incentive Plan for the Company (the "1997 Stock Plan"). The 1997 Stock Plan is designed and intended as a performance incentive for officers, employees, consultants and directors to promote the financial success and progress of the Company. All officers, employees and independent directors are eligible to participate in the 1997 Stock Plan. Awards, when made, may be in the form of stock options, restricted stock, unrestricted stock options, and dividend equivalent rights. The 1997 Stock Plan requires the maximum term of options to be ten years.

         Employee options generally vest such that twenty percent (20%) of the options will become exercisable on each of the first through fifth anniversaries of the date of grant of the options; however, the Administrator of the 1997 Stock Plan may determine, at its discretion, the vesting schedule for any option award. In the event of termination of the optionees' relationship with the Company, vested options not yet exercised terminate within 90 days. The 1997 Stock Plan also provided for the automatic annual grant to each of the independent directors to purchase 1,000 shares of common stock. The non-qualified options granted to independent directors are exercisable immediately and will terminate on the tenth anniversary of the grant. The exercise prices are the fair market value of the shares underlying the options on the respective dates of the grants. Other than the stock option grants, there were no other grants of equity-based compensation awards.

         The 1997 Stock Plan provides for the issuance of up to the greater of 750,000 shares of common stock or ten percent of the outstanding shares of common stock. At December 31, 2001, approximately 1,265,000 shares of common stock were reserved for issuance under the 1997 Stock Plan, of which 779,600 shares were subject to outstanding options and 485,400 remained available for issuance.

         During 2000 a significant number of options granted in prior years were forfeited. All forfeited options had an exercise price in excess of the market price on the date of forfeiture. These forfeitures had no impact on the results of operations for the year ended December 31, 2000.

--------------------------------------------------------------------------------

                              MAC-GRAY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         The following is a summary of stock option plan activity:

                                             1999                   2000                   2001
                                    ---------------------   --------------------   ----------------------
                                                 WEIGHTED              WEIGHTED                 WEIGHTED
                                                  AVERAGE               AVERAGE                  AVERAGE
                                                 EXERCISE              EXERCISE                 EXERCISE
                                     SHARES        PRICE    SHARES       PRICE      SHARES        PRICE
                                    --------     --------  --------    --------    --------    ----------
Outstanding, beginning of year.....   890,940      $10.09   899,949      $ 9.80     136,000       $ 9.39
Granted............................   176,935      $ 9.01    25,500      $ 3.25     740,100       $ 3.47
Exercised..........................      (630)     $ 8.82        --          --     ( 1,000)      $ 3.13
Canceled...........................        --          --        --          --          --           --
Forfeited..........................  (167,296)     $10.60  (789,449)     $ 9.64     (95,500)      $ 6.85
                                     --------      ------  --------     -------    --------       ------
Outstanding, end of year...........   899,949      $ 9.80   136,000      $ 9.39     779,600       $ 4.09
                                     ========      ======   =======      ======     =======       ======
Exercisable, end of year...........   424,679      $ 9.50    85,500      $ 9.59     153,100       $ 5.74
                                     ========      ======   =======      ======     =======       ======




                                          OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                              --------------------------------------------------  ---------------------------
                                           WEIGHTED                                             WEIGHTED
                              NUMBER       AVERAGE               WEIGHTED         NUMBER         AVERAGE
                            OUTSTANDING    REMAINING          AVERAGE EXERCISE  EXERCISABLE      EXERCISE
                            AT 12/31/01  CONTRACTUAL LIFE         PRICE          AT 12/31/01      PRICE
                           ------------  ----------------    ----------------  -------------   -----------

$3.13-$3.70...............    719,600          9.4                 $ 3.68         93,100           $ 3.65
$7.94-$8.50...............     55,000          7.3                 $ 8.49         55,000           $ 8.49
$11.00-$16.06.............      5,000          6.2                 $14.49          5,000           $14.49
                              -------        ------               -------        -------           -------
                              779,600          9.2                 $ 4.09        153,100           $ 5.74
                              =======        ======               =======        =======           =======


         The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." The Company continues to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion 25. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and net income per share would have been reduced to ($6,174), $3,699 and $2,446 or ($0.48), $0.29 and $0.19 per share in 1999, 2000 and 2001, respectively compared to reported net income (loss) of ($5,551), $3,784, and $2,485, or ($0.44), $0.30 and $0.20 per share in 1999, 2000 and 2001, respectively.

     The fair value of the Company's options was estimated as of the date of grant using a Black-Scholes option pricing model with the following components:

                                                              December 31,
                                                  ----------------------------------
                                                     1999         2000        2001
                                                   --------    ---------    --------

Fair value of options granted at grant date.......   $ 5.68       $1.76      $1.87
Risk free interest rate...........................     5.3%        5.1%    4.4%-4.8%
Expected option term--Employees...................   7 years     7 years    7 years
Expected option term--independent directors.......   3 years     3 years    3 years
Expected volatility...............................     50%         50%         45%

--------------------------------------------------------------------------------

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


          Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future periods.

         MAC-GRAY CORPORATION 2001 EMPLOYEE STOCK PURCHASE PLAN--The Company established the Mac-Gray Corporation 2001 Employee Stock Purchase Plan (the "ESPP") in May of 2001. Under the terms of the ESPP, eligible employees may have between 1% and 15% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the fair market value of the stock on the relevant date. Up to 200,000 shares may be offered pursuant to the ESPP. The plan includes certain restrictions, such as the holding period of the stock by employees. At December 31, 2001 the Company had accumulated employee withholdings associated with this plan of $28, for acquisition of stock in 2002.



17. EARNINGS PER SHARE


                                                                                  FOR THE YEAR ENDED 2001
                                                                            ---------------------------------
                                                                          INCOME          SHARES      PER-SHARE
                                                                        (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                                        -----------    -------------  ----------

     Net income--basic.............................................      $ 2,485          12,645       $  0.20
                                                                         =======          ======        ======
     Effect of dilutive securities:
          Stock options............................................                            2
                                                                                          ------
     Net income--diluted. .........................................      $ 2,485          12,647       $  0.20
                                                                         =======          ======        ======


                                                                                   FOR THE YEAR ENDED 2000
                                                                                ------------------------------
                                                                          INCOME          SHARES      PER-SHARE
                                                                        (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                                        -----------    -------------  ----------

     Net income--basic.............................................      $ 3,784          12,634        $ 0.30
                                                                         =======          ======        ======
     Effect of dilutive securities:
          Stock options............................................                           --
                                                                                          ------
     Net income--diluted...........................................      $ 3,784          12,634        $ 0.30
                                                                         =======          ======        ======



                                                                                   FOR THE YEAR ENDED 1999
                                                                                ------------------------------
                                                                          INCOME          SHARES      PER-SHARE
                                                                        (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                                        -----------    -------------  ----------

     Net income--basic.............................................     $ (5,551)         12,661       $ (0.44)
                                                                         ========         ======       -======
     Effect of dilutive securities:
          Stock options............................................                            7
                                                                                          ------
     Net income--diluted...........................................     $ (5,551)         12,668       $ (0.44)
                                                                         ========         ======       -======

--------------------------------------------------------------------------------

                              MAC-GRAY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


18. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (unaudited)



                                        YEAR ENDED DECEMBER 31, 2000                YEAR ENDED DECEMBER 31, 2001
                                ------------------------------------------- -------------------------------------------
                                1st Qtr  2nd Qtr  3rd Qtr  4th Qtr  TOTAL   1st Qtr  2nd Qtr  3rd Qtr  4th Qtr   TOTAL
                                -------  -------  -------  ------- -------- -------  -------  -------  ------- --------

Revenue.........................$37,213  $39,086  $39,186  $38,783 $154,268  $38,220 $36,574  $38,974 $38,301  $152,069

Cost of revenue................. 28,894   30,498   30,346   29,382  119,120   30,276  29,708   31,030  30,113   121,127

Operating expenses..............  5,562    5,327    5,384    5,282   21,555    5,338   4,892    5,439   5,349    21,018
                                 ------   ------   ------   ------   ------   ------  ------   ------  ------    ------
Income from operations..........  2,757    3,261    3,456    4,119   13,593    2,606   1,974    2,505   2,839     9,924

Interest expense, net...........  1,581    1,502    1,880    1,684    6,647    1,506   1,304    1,277   1,053     5,140
                                 ------   ------   ------   ------   ------   ------  ------   ------  ------    ------
Income (loss) before provision
  for income taxes..............  1,176    1,759    1,576    2,435    6,946    1,100     670    1,228   1,786     4,784

Provision for income taxes(3)...    561      786      717    1,098    3,162      520     351      599     829     2,299
                                 ------   ------   ------   ------   ------   ------  ------   ------  ------    ------
Net income .....................  $ 615    $ 973    $ 859   $1,337   $3,784    $ 580   $ 319    $ 629   $ 957    $2,485
                                 ======   ======   ======   ======   ======   ======  ======   ======  ======    ======
Net income per common
  share - basic.................  $0.05    $0.08    $0.07    $0.11    $0.30    $0.05   $0.03    $0.05   $0.08     $0.20
                                 ======   ======   ======   ======   ======   ======  ======   ======  ======    ======
Weighted average common
  shares outstanding............ 12,630   12,632   12,635   12,637   12,634   12,640  12,644   12,646  12,649    12,645
                                 ======   ======   ======   ======   ======   ======  ======   ======  ======    ======
Net income per common
  share - diluted...............  $0.05    $0.08    $0.07    $0.11    $0.30    $0.05   $0.03    $0.05   $0.08     $0.20
                                 ======   ======   ======   ======   ======   ======  ======   ======  ======    ======
Weighted average common shares
  outstanding - diluted......... 12,630   12,633   12,635   12,638   12,634   12,644  12,646   12,646  12,649    12,647
                                 ======   ======   ======   ======   ======   ======  ======   ======  ======    ======

--------------------------------------------------------------------------------


                              MAC-GRAY CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999



                                                                     BALANCE    CHARGED TO                   BALANCE
                                                                    BEGINNING    COST AND                    AT END
                                                                     OF YEAR    EXPENSES     DEDUCTIONS      OF YEAR

Year Ended December 31, 2001:
     Allowance for doubtful accounts and lease reserves.....         $  492      $   706      $  (181)       $1,017
Year Ended December 31, 2000:
     Allowance for doubtful accounts and lease reserves.....         $  413      $ 1,420      $(1,341)       $  492
Year ended December 31, 1999:
     Allowance for doubtful accounts and lease reserves.....         $  309      $   643      $  (539)       $  413


                                      F-24

--------------------------------------------------------------------------------
                                                                         Page 54