Form 10-K/A
period 2001-12-31
MAC-GRAY CORP
filed 2002-04-05
CIK 1038280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

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

22 WATER STREET
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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant"s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

           The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of March 28, 2002 was $44,283,827 based on the last sales price of $3.50 per share as of March 28, 2002 on the NYSE.

           As of March 28, 2002, 12,652,522 shares of common stock of the registrant, par value $.01 per share, were outstanding.

           The undersigned registrant hereby amends its Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001 to file amended Exhibit 23.1, Consent of Independent Accountants, to correct the report date reference to "February 28, 2002" in accordance with the date shown in Page F-2 of the Form 10-K.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

           (a)(3) EXHIBITS:

           Certain exhibits indicated below are incorporated by reference to documents of Mac-Gray on file with the Commission. Each exhibit marked by a cross (+) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-1 filed on August 14, 1997 (No. 333-33669) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1. Each exhibit marked by an asterisk (*) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-4 filed on February 9, 1998 (No. 333-45899) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-4. Each exhibit marked by a number sign (#) was previously filed as an exhibit to Amendment No. 1 to Mac-Gray's Registration Statement on Form S-1, filed on September 25, 1997 (No. 333-33669) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1. Each exhibit marked by a (z) was previously filed as an exhibit to Amendment No. 1 of Mac-Gray's Registration Statement on Form S-1, filed on April 17, 1998 (No. 333-49795) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1. Each exhibit marked by a
(y) was previously filed as an exhibit to Mac-Gray's Form 8-K, filed on May 8, 1998 (No. 001-13495) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K. Each exhibit marked by an (x) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on June 18, 1999 (No. 001-13495) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K. Each exhibit marked by a (w) was previously filed as an exhibit to Mac-Gray's Form 10-Q filed on August 14, 2000 (No. 001-13495) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-Q. Each exhibit marked by a (u) was previously filed as an exhibit to Mac-Gray's Form 10-K filed on March 29, 2002 (No. 001-13495) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-K.

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

     3.2  By-laws, as amended (u). (3.2).+

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

     10.4 Form of Maytag Distributorship Agreements (10.13).+

     10.5 Promissory Note dated December 31, 1992 issued by the Registrant in favor of Donald M. Shaw (10.14).+

     10.6 Consulting and Noncompete Agreement dated December 31, 1992 by and between Donald M. Shaw and the Registrant (10.15).+

     10.7 The Registrant's 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits) (10.16).+

     10.8 Form of Registration Rights Agreement by and among the Registrant, Robert P. Bennett, Gelco Corporation, Eastech II Limited Partnership and Eastech III Limited Partnership (10.18).*

     10.8 Revolving Credit and Term Loan Agreement, dated June 29, 2000, by and among the Registrant, the other Borrowers (as defined therein), the lenders named therein and KeyBank National Association, as agent (10.1).w

     10.10 Form of Pledge Agreement between the Registrant and the Banks (as defined therein) (10.2).w

     10.11 Form of Security Agreement between the Registrant, the other Borrowers (as defined therein) and the Banks (as defined therein) (10.3).w

     10.12 Form of Revolving Credit Note issued by the Registrant in favor of the Banks (as defined therein) (10.4).w

     10.13 Form of Term Note issued by the Registrant in favor of the Banks (as defined therein) (10.5).w

     10.14 First Amendment to Revolving Credit and Term Loan Agreement, dated February 28, 2002, among the Registrant, the other Borrowers (as defined therein), the Banks (as defined therein), the Agent (as defined therein), and KeyBank National Association as Documentation Agent (u). (10.14)

     10.15 Form of Noncompetition Agreement between the Registrant and its executive officers (u). (10.15).+

     10.16 Form of Director Indemnification Agreement between the Registrant and each of its Directors (u) (10.16).+

     10.17 April 2001 Amendment to the Mac-Gray Corporation 1997 Stock Option and Incentive Plan (u). (10.17)

     21.1 Subsidiaries of the Registrant (21.1).z

     23.1 Consent of PricewaterhouseCoopers LLP (u). (23.1)

     23.1(a) Revised Consent of PricewaterhouseCoopers LLP (filed herewith).


                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MAC-GRAY CORPORATION

                                       /s/ Stewart G. MacDonald, Jr.
                                       -----------------------------------------
                                       By:  Stewart G. MacDonald, Jr.
                                       Chairman and Chief Executive Officer

Exhibit 23.1 (a)


                       CONSENT OF INDEPENDENT ACCOUNTANTS

           We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-44117) of Mac-Gray Corporation of our report dated February 28, 2002 appearing on page F-2 of this Form 10-K.

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 29, 2002