Form 10-K/A
period 2001-12-31
MAC-GRAY CORP
filed 2002-04-11
CIK 1038280

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

                                 Amendment No. 2

     Explanatory Note

     The undersigned registrant hereby amends its Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001 to file Exhibits 10.18 and 10.19. Exhibit 10.18 is the form of severance agreement entered into by Michael J. Shea and Neil F. MacLellan, III. Exhibit 10.19 is a copy of the severance agreement entered into by Stewart G. MacDonald, Jr.

     On February 14, 2002, the Company entered into severance agreements with its three executive officers. Under certain circumstances involving a change of control of the Company and termination of the executive's employment for reasons other than cause, Mr. MacDonald, Mr. MacLellan and Mr. Shea would be entitled to an amount equal to two and ninety-nine one hundredths (2.99) times, two (2) times and two (2) times, respectively, the sum of (i) the executive's average annual base salary over the three (3) fiscal years immediately prior to the terminating event (or the executive's annual base salary in effect immediately prior to the change in control, if higher) and (ii) the executive's average annual bonus over the three (3) fiscal years immediately prior to the change in control (or the executive's annual bonus for the last fiscal year immediately prior to the change in control, if higher), payable in one lump-sum payment. Additionally, the Company would continue to provide to the executive certain benefits, including health, dental and life insurance on the same terms and conditions as though the executive had remained an active employee, for twenty-four (24) months.



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

    10.16 Form of Director Indemnification Agreement between the Registrant and each of its Directors (u) (10.16).+

    10.17 April 2001 Amendment to the Mac-Gray Corporation 1997 Stock Option and Incentive Plan (u). (10.17)

    10.18 Form of Executive Severance Agreement entered into by Mac-Gray Corporation and Neil F. MacLellan and Michael J. Shea on February 14, 2002, with schedule of signors (filed herewith).

    10.19 Executive Severance Agreement entered into by Mac-Gray Corporation and Stewart G. MacDonald on February 14, 2002 (filed herewith).

     21.1 Subsidiaries of the Registrant (21.1).z

     23.1 Consent of PricewaterhouseCoopers LLP (u). (23.1)

     23.1(a) Revised Consent of PricewaterhouseCoopers LLP.

     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MAC-GRAY CORPORATION


                                            /s/ Stewart G. MacDonald, Jr.
                                            ------------------------------------
                                            By:  Stewart G. MacDonald, Jr.
                                            Chairman and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------

10.18 Form of Executive Severance Agreement entered into by Mac-Gray Corporation and Neil F. MacLellan and Michael J. Shea on February 14, 2002.

10.19 Executive Severance Agreement entered into by Mac-Gray Corporation and Stewart G. MacDonald on February 14, 2002.




                                                               Exhibit 10.18
                                                               -------------



                          EXECUTIVE SEVERANCE AGREEMENT
                          -----------------------------

     AGREEMENT made as of this ___ day of ______________, 200__, by and between Mac-Gray Corporation, a Delaware corporation with its principal place of business in Cambridge, Massachusetts (the "Company"), and ____________________ (the "Executive").


     1. Purpose. The Company considers it essential to the best interests of its stockholders to promote and preserve the continuous employment of key management personnel. The Board of Directors of the Company (the "Board") recognizes, however, that, as is the case with many publicly held corporations, the possibility of a Change in Control (as defined in Section 2 hereof) exists and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its stockholders. Therefore, the Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management, including the Executive, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a Change in Control. Nothing in this Agreement shall be construed as creating an express or implied contract of employment and, except as otherwise agreed in writing between the Executive and the Company, the Executive shall not have any right to be retained in the employ of the Company.


     2. Change in Control. A "Change in Control" shall be deemed to have occurred in any one of the following events:

     (a) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (other than the Company, any of its subsidiaries, or any trustee, fiduciary or other person or entity holding securities under any employee benefit plan or trust of the Company or any of its subsidiaries), together with all Affiliates and Associates (as such terms are hereinafter defined) of such person, shall become the "beneficial owner" (as such term is defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing 25% (or in the case of a Grandfathered Person, the Grandfathered Percentage applicable to such Grandfathered Person (as such terms are hereinafter defined)) or more of the then outstanding shares of common stock of the Company (the "Stock") (in either such case other than as a result of an acquisition of securities directly from the Company); or

     (b) persons who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Directors") cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board, provided that any person becoming a director of the Company subsequent to the date hereof whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors shall, for purposes of this Agreement, be considered as an Incumbent Director provided, however, that there shall be excluded for consideration as an Incumbent Director any individual whose initial assumption of office occurred as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents, by or on behalf of a person other than the Board of Directors; or

     (c) upon (A) any consolidation or merger of the Company where the shareholders of the Company, immediately prior to the consolidation or merger, did not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 of the Exchange Act), directly or indirectly, shares representing in the aggregate more than 50% of the voting shares of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any), (B) any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Company or (C) the approval by the stockholders of the Company of any plan or proposal for the liquidation or dissolution of the Company.

     (d) notwithstanding the foregoing, a "Change in Control" shall not be deemed to have occurred for purposes of the foregoing clause (a) solely as the result of an acquisition of securities by the Company which, by reducing the number of shares of Stock outstanding, increases the proportionate number of shares of Stock beneficially owned by any person to 25% (or in the case of a Grandfathered Person, the Grandfathered Percentage applicable to such Grandfathered Person) or more of the shares of Stock then outstanding; provided, however, that if any such person shall at any time following such acquisition of securities by the Company become the beneficial owner of any additional shares of Stock (other than pursuant to a stock split, stock dividend, or similar transaction) and such person immediately thereafter is the beneficial owner of 25% (or in the case of a Grandfathered Person, the Grandfathered Percentage applicable to such Grandfathered Person) or more of the shares of Stock then outstanding, then a "Change in Control" shall be deemed to have occurred for purposes of the foregoing clause (a).

     (e) For purposes of this Agreement, the following terms shall have the definitions set forth below:

             (1) "Family Stockholders" shall mean any of The Evelyn C. MacDonald Family Trust for the benefit of Stewart G. MacDonald, Jr. (the "ECM/SGM Trust"); The Evelyn C. MacDonald Family Trust for the benefit of Sandra E. MacDonald (the "ECM/SEM Trust"); The Evelyn C. MacDonald Family Trust for the benefit of Daniel
W. MacDonald (the "ECM/DWM Trust"); Stewart G. MacDonald, Jr.; Sandra E. MacDonald; Daniel W. MacDonald; The Stewart G. MacDonald, Jr. 1984 Trust; The Daniel W. MacDonald Trust 1988 (the "DWM 1988 Trust"); the New Century Trust; The Whitney E. MacDonald GST Trust-1997 (the "WEM/GST Trust"); The Jonathan S. MacDonald GST Trust-1997 (the "JSM/GST Trust"); The Robert C. MacDonald GST Trust-1997 (the "RCM/GST Trust"); The Whitney E. MacDonald Gift Trust (the "WEM Gift Trust"); The Jonathan S. MacDonald Gift Trust (the "JSM Gift Trust"); The Robert C. MacDonald Gift Trust (the "RCM Gift Trust"); Cynthia V. Doggett; Peter
C. Bennett, in his capacity as a trustee of the ECM/SGM Trust, the ECM/SEM Trust and the ECM/DWM Trust; R. Robert Woodburn, Jr., in his capacity as a trustee of the ECM/SGM Trust, the ECM/SEM Trust and the ECM/DWM Trust; Richard G. MacDonald, in his capacity as a trustee of the WEM/GST Trust, the JSM/GST Trust, the RCM/GST Trust, the WEM Gift Trust, the JSM Gift Trust and the RCM Gift Trust; Gilbert M. Roddy, Jr., in his capacity as a trustee of the New Century Trust; The MacDonald Annuity Trust; and the Cynthia Doggett MacDonald custodial accounts for the benefit of Stewart Gray MacDonald, III, Tucker William MacDonald and Dylan Crowdis MacDonald.

             (2) "Grandfathered Percentage" shall mean the percentage of the outstanding shares of Stock that a Grandfathered Person, together with all Affiliates and Associates of such Grandfathered Person, beneficially owns as of the Grandfathered Time plus an additional 3.0%. Notwithstanding the foregoing, in the event any Grandfathered Person shall sell, transfer, or otherwise dispose of any outstanding shares of Stock after the Grandfathered Time, the Grandfathered Percentage shall, subsequent to such sale, transfer or disposition, mean, with respect to such Grandfathered Person, the lesser of (i) the Grandfathered Percentage as in effect immediately prior to such sale, transfer or disposition or (ii) the percentage of outstanding shares of Stock that such Grandfathered Person beneficially owns immediately following such sale, transfer or disposition plus an additional 3.0%.

             (3) "Grandfathered Person" shall mean any one or more of the following persons: (A) Stewart G. MacDonald, Jr. and his Affiliates and Associates, (B) Sandra E. MacDonald and her Affiliates and Associates, (C) Daniel W. MacDonald and his Affiliates and Associates, and (D) any other person who or which, together with all Affiliates and Associates of such person, is, as of the Grandfathered Time, the beneficial owner of 25% or more of the shares of Stock then outstanding. Notwithstanding anything to the contrary provided in this Agreement, any Grandfathered Person who after the Grandfathered Time becomes, for any reason, the beneficial owner of less than 25% of the shares of Stock then outstanding shall cease to be a Grandfathered Person.

             (4) "Grandfathered Time" shall mean 9:00 a.m., Boston, Massachusetts time, on ________________, 200_.

             (5) "Stockholders' Agreement" shall mean the Stockholders' Agreement, dated as of June 26, 1997, by and among Mac-Gray II, Inc. and The Evelyn C. MacDonald Family Trust for the benefit of Stewart G. MacDonald, Jr.; The Evelyn C. MacDonald Family Trust for the benefit of Sandra E. MacDonald; The Evelyn C. MacDonald Family Trust for the benefit of Daniel W. MacDonald; Stewart G.MacDonald, Jr.; Sandra E. MacDonald; Daniel W. MacDonald; The Stewart G. MacDonald, Jr. 1984 Trust; The Daniel W. MacDonald Trust 1988; the New Century Trust; The Whitney E. MacDonald GST Trust-1997; The Jonathan S. MacDonald GST Trust-1997; The Robert C. MacDonald GST Trust-1997; The Whitney E. MacDonald Gift Trust; The Jonathan S. MacDonald Gift Trust; The Robert C. MacDonald Gift Trust; and Cynthia V. Doggett.

             (6) "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the Exchange Act, as in effect on the date of this Agreement; provided, however, that no person who is a director or officer of the Company shall be deemed an Affiliate or an Associate of any other director or officer of the Company solely as a result of his position as director or officer of the Company.

     (f) For purposes of this Agreement, no Family Stockholder or any of its Affiliates or Associates shall be deemed to beneficially own any shares of Stock beneficially owned by any of the other Family Stockholders as a result of such Family Stockholder's execution of the Stockholders' Agreement or any of such Family Stockholder's rights thereunder, unless and until such time as such Family Stockholder actually purchases such shares of Stock through the exercise of its right of first offer, or otherwise, pursuant to the provisions of the Stockholders' Agreement.

     3. Terminating Event. A "Terminating Event" shall mean any of the events provided in this Section 3 occurring subsequent to a Change in Control as defined in Section 2:

     (a) termination by the Company of the employment of the Executive with the Company for any reason other than (A) a willful act of dishonesty by the Executive with respect to any matter involving the Company or any subsidiary or affiliate, or (B) conviction of the Executive of a crime involving moral turpitude, or (C) the gross or willful failure by the Executive to substantially perform the Executive's duties with the Company (other than any such failure after the Executive gives notice of termination for "Good Reason"), which failure is not cured within 30 days after a written demand for substantial performance is received by the Executive from the Board of Directors of the Company which specifically identifies the manner in which the Board of Directors believes the Executive has not substantially performed the Executive's duties, or (D) the failure by the Executive to perform his full-time duties with the Company by reason of his death or disability; provided, however, that a Terminating Event shall not be deemed to have occurred pursuant to this Section 3(a) solely as a result of the Executive being an employee of any direct or indirect successor to the business or assets of the Company, rather than continuing as an employee of the Company following a Change in Control. For purposes of clauses (A) and (C) of this Section 3(a), no act, or failure to act, on the Executive's part shall be deemed "willful" unless done, or omitted to be done, by the Executive without reasonable belief that the Executive's act, or failure to act, was in the best interests of the Company and its subsidiaries and affiliates. For purposes of clause (D) of this Section 3(a), Section 6 and
Section 8(b) hereof, "disability" shall mean the Executive's incapacity due to physical or mental illness which has caused the Executive to be absent from the full-time performance of his duties with the Company for a period of six (6) consecutive months if the Company shall have given the Executive a Notice of Termination and, within thirty (30) days after such Notice of Termination is given, the Executive shall not have returned to the full-time performance of his duties.

     (b) termination by the Executive of the Executive's employment with the Company for "Good Reason." "Good Reason" shall mean the occurrence of any of the following events:

             (i) an adverse change, not consented to by the Executive, in the nature or scope of the Executive's responsibilities, authorities, powers, functions or duties from the responsibilities, authorities, powers, functions or duties exercised by the Executive immediately prior to the Change in Control; or

             (ii) a reduction in the Executive's annual base salary as in effect on the date hereof or as the same may be increased from time to time hereafter; or

             (iii) the relocation of the Company's offices at which the Executive is principally employed immediately prior to the date of a Change in Control (the "Current Offices") to any other location more than fifty (50) miles from the Current Offices, or the requirement by the Company for the Executive to be based anywhere other than the Current Offices, except for required travel on the Company's business to an extent substantially consistent with the Executive's business travel obligations immediately prior to the Change in Control; or

             (iv) the failure by the Company to pay to the Executive any portion of his compensation or to pay to the Executive any portion of an installment of deferred compensation under any deferred compensation program of the Company within fifteen (15) days of the date such compensation is due without prior written consent of the Executive; or

             (v) the failure by the Company to obtain an effective agreement from any successor to assume and agree to perform this Agreement, as required by
Section 18.


     4. Severance Payment. In the event a Terminating Event occurs within twenty-four (24) months after a Change in Control,

     (a) the Company shall pay to the Executive an amount equal to two (2) times of the sum of (i) the Executive's average annual base salary over the three (3) fiscal years immediately prior to the Terminating Event (or the Executive's annual base salary in effect immediately prior to the Change in Control, if higher) and (ii) the Executive's average annual bonus over the three (3) fiscal years immediately prior to the Change in Control (or the Executive's annual bonus for the last fiscal year immediately prior to the Change in Control, if higher), payable in one lump-sum payment no later than five (5) days following the Date of Termination.

     (b) the Company shall, regardless of whether the Company is unable to utilize Company-related benefit plans, continue to provide to the Executive certain benefits, including, without limitation, health, dental and life insurance on the same terms and conditions as though the Executive had remained an active employee, for twenty-four (24) months;

     (c) the Company shall provide COBRA benefits to the Executive following the end of the period referred to in Section 4(b) above, such benefits to be determined as though the Executive's employment had terminated at the end of such period; and


     (d) the Company shall pay to the Executive all reasonable legal and arbitration fees and expenses incurred by the Executive in obtaining or enforcing any right or benefit provided by this Agreement, except in cases involving frivolous or bad faith litigation.

     5. Additional Limitation.
        ---------------------

     (a) Anything in this Agreement to the contrary notwithstanding, in the event that any compensation, payment or distribution by the Company to or for the benefit of the Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (the "Severance Payments"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), then the benefits payable under this Agreement shall be reduced (but not below zero) to the extent necessary so that the maximum Severance Payments shall not exceed the Threshold Amount. To the extent that there is more than one method of reducing the payments to bring them within the Threshold Amount, the Executive shall determine which method shall be followed; provided that if the Executive fails to make such determination within 45 days after the Company has sent the Executive written notice of the need for such reduction, the Company may determine the amount of such reduction in its sole discretion.

             For the purposes of this Section 5, "Threshold Amount" shall mean three (3) times the Executive's "base amount" within the meaning of Section 280G(b)(3) of the Code and the regulations promulgated thereunder less one dollar ($1.00); and "Excise Tax" shall mean the excise tax imposed by Section 4999 of the Code, and any interest or penalties incurred by the Executive with respect to such excise tax.

     (b) The determination as to which of the alternative provisions of Section 5(a) shall apply to the Executive shall be made by a nationally recognized accounting firm selected by the Executive (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and the Executive within fifteen (15) business days of the Date of Termination, if applicable, or at such earlier time as is reasonably requested by the Company or the Executive. For purposes of determining which of the alternative provisions of Section 5(a) shall apply, the Executive shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation applicable to individuals for the calendar year in which the determination is to be made, and state and local income taxes at the highest marginal rates of individual taxation in the state and locality of the Executive's residence on the Date of Termination, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes. Any determination by the Accounting Firm shall be binding upon the Company and the Executive. The Company shall bear the costs of the Accounting Firm in connection with such firm's services provided hereunder.

     6. Term. This Agreement shall take effect on the date first set forth above and shall terminate upon the earlier of (a) the termination by the Company of the employment of the Executive because of (A) a willful act of dishonesty by the Executive with respect to any matter involving the Company or any subsidiary or affiliate, or (B) conviction of the Executive of a crime involving moral turpitude, or (C) the gross or willful failure by the Executive to substantially perform the Executive's duties with the Company, or (D) the failure by the Executive to perform his full-time duties with the Company by reason of his death or disability (as defined in Section 3(a)), (b) the resignation or termination of the Executive for any reason prior to a Change in Control, (c) the termination of the Executive's employment with the Company after a Change in Control for any reason other than the occurrence of any of the events enumerated in Section 3(b)(i)-(v) of this Agreement, or (d) the date which is twenty-four
(24) months after a Change in Control if the Executive is still employed by the Company.


     7. Withholding. All payments made by the Company under this Agreement shall be net of any tax or other amounts required to be withheld by the Company under applicable law.


     8. Notice and Date of Termination; Disputes; Etc.
        ---------------------------------------------


             (a) Notice of Termination. After a Change in Control and during the term of this Agreement, any purported termination of the Executive's employment (other than by reason of death) shall be communicated by written Notice of Termination from one party hereto to the other party hereto in accordance with this Section 8. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and the Date of Termination. Further, a Notice of Termination pursuant to one or more of clauses (A) through (C) of
Section 3(a) hereof is required to include a copy of a resolution duly adopted by the affirmative vote of not less than two-thirds (2/3) of the entire membership of the Board at a meeting of the Board (after reasonable notice to the Executive and an opportunity for the Executive, accompanied by the Executive's counsel, to be heard before the Board) finding that, in the good faith opinion of the Board, the termination met the criteria set forth in one or more of clauses (A) through (C) of Section 3(a) hereof.


             (b) Date of Termination. "Date of Termination", with respect to any purported termination of the Executive's employment after a Change in Control and during the term of this Agreement, shall mean (i) if the Executive's employment is terminated for disability, thirty (30) days after Notice of Termination is given (provided that the Executive shall not have returned to the full-time performance of the Executive's duties during such 30-day period) and
(ii) if the Executive's employment is terminated for any other reason, the date specified in the Notice of Termination. In the case of a termination by the Company other than a termination pursuant to one or more of clauses (A) through
(C) of Section 3(a) (which may be effective immediately), the Date of Termination shall not be less than 30 days after the Notice of Termination is given. In the case of a termination by the Executive, the Date of Termination shall not be less than fifteen (15) days from the date such Notice of Termination is given. Notwithstanding Section 3(a) of this Agreement, in the event that the Executive gives a Notice of Termination to the Company, the Company may unilaterally accelerate the Date of Termination and such acceleration shall not result in a Terminating Event for purposes of Section 3(a) of this Agreement.

             (c) No Mitigation. The Company agrees that, if the Executive's employment by the Company is terminated during the term of this Agreement, the Executive is not required to seek other employment or to attempt in any way to reduce any amounts payable to the Executive by the Company pursuant to Sections 4(a) and (b) hereof. Further, the amount of any payment provided for in this Agreement shall not be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits, by offset against any amount claimed to be owed by the Executive to the Company or otherwise.


             (d) Settlement and Arbitration of Disputes. Any controversy or claim arising out of or relating to this Agreement or the breach thereof shall be settled exclusively by arbitration in accordance with the laws of the Commonwealth of Massachusetts by three arbitrators, one of whom shall be appointed by the Company, one by the Executive and the third by the first two arbitrators. If the first two arbitrators cannot agree on the appointment of a third arbitrator, then the third arbitrator shall be appointed by the American Arbitration Association in the City of Boston. Such arbitration shall be conducted in the City of Boston in accordance with the rules of the American Arbitration Association for commercial arbitrations, except with respect to the selection of arbitrators which shall be as provided in this Section 8(d). Judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof.


     9. Successor to Executive. This Agreement shall inure to the benefit of and be enforceable by the Executive's personal representatives, executors, administrators, heirs, distributees, devisees and legatees. In the event of the Executive's death after a Terminating Event but prior to the completion by the Company of all payments due him under Section 4(a) and (b) of this Agreement, the Company shall continue such payments to the Executive's beneficiary designated in writing to the Company prior to his death (or to his estate, if the Executive fails to make such designation).


     10. Enforceability. If any portion or provision of this Agreement shall to any extent be declared illegal or unenforceable by a court of competent jurisdiction, then the remainder of this Agreement, or the application of such portion or provision in circumstances other than those as to which it is so declared illegal or unenforceable, shall not be affected thereby, and each portion and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.


     11. Waiver. No waiver of any provision hereof shall be effective unless made in writing and signed by the waiving party. The failure of any party to require the performance of any term or obligation of this Agreement, or the waiver by any party of any breach of this Agreement, shall not prevent any subsequent enforcement of such term or obligation or be deemed a waiver of any subsequent breach.

     12. Notices. Any notices, requests, demands and other communications provided for by this Agreement shall be sufficient if in writing and delivered in person or sent by registered or certified mail, postage prepaid, to the Executive at the last address the Executive has filed in writing with the Company, or to the Company at its main office, attention of the Board of Directors.


     13. Effect on Other Plans. An election by the Executive to resign after a Change in Control under the provisions of this Agreement shall not be deemed a voluntary termination of employment by the Executive for the purpose of interpreting the provisions of any of the Company's benefit plans, programs or policies. Nothing in this Agreement shall be construed to limit the rights of the Executive under the Company's benefit plans, programs or policies except as otherwise provided in Section 5 hereof, and except that the Executive shall have no rights to any severance benefits under any severance pay plan.

     14. No Offset. The Company's obligation to make the payments provided for in this Agreement and otherwise perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company or any of its Affiliates may have against the Executive or others whether by reason of the Executive's breach of this Agreement, subsequent employment of the Executive, or otherwise.


     15. Entire Agreement. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof and supersedes in all respects all prior agreements between the parties concerning such subject matter.


     16. Amendment. This Agreement may be amended or modified only by a written instrument signed by the Executive and by a duly authorized representative of the Company.


     17. Governing Law. This is a Massachusetts contract and shall be construed under and be governed in all respects by the laws of the Commonwealth of Massachusetts.


     18. Obligations of Successors. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.

     19. Confidential Information. The Executive shall never use, publish or disclose in a manner adverse to the Company's interests, any proprietary or confidential information relating to (a) the business, operations or properties of the Company or any subsidiary or other affiliate of the Company, or (b) any materials, processes, business practices, technology, know-how, research, programs, customer lists, customer requirements or other information used in the manufacture, sale or marketing of any of the respective products or services of the Company or any subsidiary or other affiliate of the Company; provided, however, that no breach or alleged breach of this Section 19 shall entitle the Company to fail to comply fully and in a timely manner with any other provision hereof. Nothing in this Agreement shall preclude the Company from seeking money damages, or equitable relief by injunction or otherwise without the necessity of proving actual damage to the Company, for any breach by the Executive hereunder.

     IN WITNESS WHEREOF, this Agreement has been executed as a sealed instrument by the Company by its duly authorized officer, and by the Executive, as of the date first above written.

                                               MAC-GRAY CORPORATION



                                               By:______________________
                                                    Name:
                                                    Title:

                          EXECUTIVE SEVERANCE AGREEMENT

                               SCHEDULE OF SIGNORS



Name                                      Date Signed

Neil F. MacLellan                         February 14, 2002

Michael J. Shea                           February 14, 2002

                                                                Exhibit 10.19
                                                                -------------



                          EXECUTIVE SEVERANCE AGREEMENT
                          -----------------------------

     AGREEMENT made as of this 14th day of February, 2002 by and between Mac-Gray Corporation, a Delaware corporation with its principal place of business in Cambridge, Massachusetts (the "Company"), and Stewart G. MacDonald (the "Executive").


     1. Purpose. The Company considers it essential to the best interests of its stockholders to promote and preserve the continuous employment of key management personnel. The Board of Directors of the Company (the "Board") recognizes, however, that, as is the case with many publicly held corporations, the possibility of a Change in Control (as defined in Section 2 hereof) exists and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its stockholders. Therefore, the Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management, including the Executive, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a Change in Control. Nothing in this Agreement shall be construed as creating an express or implied contract of employment and, except as otherwise agreed in writing between the Executive and the Company, the Executive shall not have any right to be retained in the employ of the Company.


     2. Change in Control. A "Change in Control" shall be deemed to have occurred in any one of the following events:


             (a) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (other than the Company, any of its subsidiaries, or any trustee, fiduciary or other person or entity holding securities under any employee benefit plan or trust of the Company or any of its subsidiaries), together with all Affiliates and Associates (as such terms are hereinafter defined) of such person, shall become the "beneficial owner" (as such term is defined in Rule 13d-3 of the Exchange
Act), directly or indirectly, of securities of the Company representing 25% (or in the case of a Grandfathered Person, the Grandfathered Percentage applicable to such Grandfathered Person (as such terms are hereinafter defined)) or more of the then outstanding shares of common stock of the Company (the "Stock") (in either such case other than as a result of an acquisition of securities directly from the Company); or


             (b) persons who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Directors") cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board, provided that any person becoming a director of the Company subsequent to the date hereof whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors shall, for purposes of this Agreement, be considered as an Incumbent Director provided, however, that there shall be excluded for consideration as an Incumbent Director any individual whose initial assumption of office occurred as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents, by or on behalf of a person other than the Board of Directors; or

             (c) upon (A) any consolidation or merger of the Company where the shareholders of the Company, immediately prior to the consolidation or merger, did not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 of the Exchange Act), directly or indirectly, shares representing in the aggregate more than 50% of the voting shares of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any), (B) any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Company or (C) the approval by the stockholders of the Company of any plan or proposal for the liquidation or dissolution of the Company.

             (d) notwithstanding the foregoing, a "Change in Control" shall not be deemed to have occurred for purposes of the foregoing clause (a) solely as the result of an acquisition of securities by the Company which, by reducing the number of shares of Stock outstanding, increases the proportionate number of shares of Stock beneficially owned by any person to 25% (or in the case of a Grandfathered Person, the Grandfathered Percentage applicable to such Grandfathered Person) or more of the shares of Stock then outstanding; provided, however, that if any such person shall at any time following such acquisition of securities by the Company become the beneficial owner of any additional shares of Stock (other than pursuant to a stock split, stock dividend, or similar transaction) and such person immediately thereafter is the beneficial owner of 25% (or in the case of a Grandfathered Person, the Grandfathered Percentage applicable to such Grandfathered Person) or more of the shares of Stock then outstanding, then a "Change in Control" shall be deemed to have occurred for purposes of the foregoing clause (a).

             (e) for purposes of this Agreement, the following terms shall have the definitions set forth below:


                    (1) "Family Stockholders" shall mean any of The Evelyn C. MacDonald Family Trust for the benefit of Stewart G. MacDonald, Jr. (the "ECM/SGM Trust"); The Evelyn C. MacDonald Family Trust for the benefit of Sandra
E. MacDonald (the "ECM/SEM Trust"); The Evelyn C. MacDonald Family Trust for the benefit of Daniel W.MacDonald (the "ECM/DWM Trust"); Stewart G. MacDonald, Jr.; Sandra E. MacDonald; Daniel W. MacDonald; The Stewart G. MacDonald, Jr. 1984 Trust; The Daniel W. MacDonald Trust 1988 (the "DWM 1988 Trust"); the New Century Trust; The Whitney E. MacDonald GST Trust-1997 (the "WEM/GST Trust"); The Jonathan S. MacDonald GST Trust-1997 (the "JSM/GST Trust"); The Robert C. MacDonald GST Trust-1997 (the "RCM/GST Trust"); The Whitney E. MacDonald Gift Trust (the "WEM Gift Trust"); The Jonathan S. MacDonald Gift Trust (the "JSM Gift Trust"); The Robert C. MacDonald Gift Trust (the "RCM Gift Trust"); Cynthia
V. Doggett; Peter C. Bennett, in his capacity as a trustee of the ECM/SGM Trust, the ECM/SEM Trust and the ECM/DWM Trust; R. Robert Woodburn, Jr., in his capacity as a trustee of the ECM/SGM Trust, the ECM/SEM Trust and the ECM/DWM Trust; Richard G. MacDonald, in his capacity as a trustee of the WEM/GST Trust, the JSM/GST Trust, the RCM/GST Trust, the WEM Gift Trust, the JSM Gift Trust and the RCM Gift Trust; Gilbert M. Roddy, Jr., in his capacity as a trustee of the New Century Trust; The MacDonald Annuity Trust; and the Cynthia Doggett MacDonald custodial accounts for the benefit of Stewart Gray MacDonald, III, Tucker William MacDonald and Dylan Crowdis MacDonald.

                    (2) "Grandfathered Percentage" shall mean the percentage of the outstanding shares of Stock that a Grandfathered Person, together with all Affiliates and Associates of such Grandfathered Person, beneficially owns as of the Grandfathered Time plus an additional 3.0%. Notwithstanding the foregoing, in the event any Grandfathered Person shall sell, transfer, or otherwise dispose of any outstanding shares of Stock after the Grandfathered Time, the Grandfathered Percentage shall, subsequent to such sale, transfer or disposition, mean, with respect to such Grandfathered Person, the lesser of (i) the Grandfathered Percentage as in effect immediately prior to such sale, transfer or disposition or (ii) the percentage of outstanding shares of Stock that such Grandfathered Person beneficially owns immediately following such sale, transfer or disposition plus an additional 3.0%.

                    (3) "Grandfathered Person" shall mean any one or more of the following persons: (A) Stewart G. MacDonald, Jr. and his Affiliates and Associates, (B) Sandra E. MacDonald and her Affiliates and Associates, (C) Daniel W. MacDonald and his Affiliates and Associates, and (D) any other person who or which, together with all Affiliates and Associates of such person, is, as of the Grandfathered Time, the beneficial owner of 25% or more of the shares of Stock then outstanding. Notwithstanding anything to the contrary provided in this Agreement, any Grandfathered Person who after the Grandfathered Time becomes, for any reason, the beneficial owner of less than 25% of the shares of Stock then outstanding shall cease to be a Grandfathered Person.

                    (4) "Grandfathered Time" shall mean 9:00 a.m., Boston, Massachusetts time, on ________________, 200_.

                    (5) "Stockholders' Agreement" shall mean the Stockholders' Agreement, dated as of June 26, 1997, by and among Mac-Gray II, Inc. and The Evelyn C. MacDonald Family Trust for the benefit of Stewart G. MacDonald, Jr.; The Evelyn C. MacDonald Family Trust for the benefit of Sandra E. MacDonald; The Evelyn C. MacDonald Family Trust for the benefit of Daniel W. MacDonald; Stewart
G. MacDonald, Jr.; Sandra E. MacDonald; Daniel W. MacDonald; The Stewart G. MacDonald, Jr. 1984 Trust; The Daniel W. MacDonald Trust 1988; the New Century Trust; The Whitney E. MacDonald GST Trust-1997; The Jonathan S. MacDonald GST Trust-1997; The Robert C. MacDonald GST Trust-1997; The Whitney E. MacDonald Gift Trust; The Jonathan S. MacDonald Gift Trust; The Robert C. MacDonald Gift Trust; and Cynthia V. Doggett.

                    (6) "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the Exchange Act, as in effect on the date of this Agreement; provided, however, that no person who is a director or officer of the Company shall be deemed an Affiliate or an Associate of any other director or officer of the Company solely as a result of his position as director or officer of the Company.

              (f) for purposes of this Agreement, no Family Stockholder or any of its Affiliates or Associates shall be deemed to beneficially own any shares of Stock beneficially owned by any of the other Family Stockholders as a result of such Family Stockholder's execution of the Stockholders' Agreement or any of such Family Stockholder's rights thereunder, unless and until such time as such Family Stockholder actually purchases such shares of Stock through the exercise of its right of first offer, or otherwise, pursuant to the provisions of the Stockholders' Agreement.


     3. Terminating Event. A "Terminating Event" shall mean any of the events provided in this Section 3 occurring subsequent to a Change in Control as defined in Section 2:

             (a) termination by the Company of the employment of the Executive with the Company for any reason other than (A) a willful act of dishonesty by the Executive with respect to any matter involving the Company or any subsidiary or affiliate, or (B) conviction of the Executive of a crime involving moral turpitude, or (C) the gross or willful failure by the Executive to substantially perform the Executive's duties with the Company (other than any such failure after the Executive gives notice of termination for "Good Reason"), which failure is not cured within 30 days after a written demand for substantial performance is received by the Executive from the Board of Directors of the Company which specifically identifies the manner in which the Board of Directors believes the Executive has not substantially performed the Executive's duties, or (D) the failure by the Executive to perform his full-time duties with the Company by reason of his death or disability; provided, however, that a Terminating Event shall not be deemed to have occurred pursuant to this Section 3(a) solely as a result of the Executive being an employee of any direct or indirect successor to the business or assets of the Company, rather than continuing as an employee of the Company following a Change in Control. For purposes of clauses (A) and (C) of this Section 3(a), no act, or failure to act, on the Executive's part shall be deemed "willful" unless done, or omitted to be done, by the Executive without reasonable belief that the Executive's act, or failure to act, was in the best interests of the Company and its subsidiaries and affiliates. For purposes of clause (D) of this Section 3(a), Section 6 and
Section 8(b) hereof, "disability" shall mean the Executive's incapacity due to physical or mental illness which has caused the Executive to be absent from the full-time performance of his duties with the Company for a period of six (6) consecutive months if the Company shall have given the Executive a Notice of Termination and, within thirty (30) days after such Notice of Termination is given, the Executive shall not have returned to the full-time performance of his duties.


              (b) termination by the Executive of the Executive's employment with the Company for "Good Reason." "Good Reason" shall mean the occurrence of any of the following events:

                    (i) an adverse change, not consented to by the Executive, in the nature or scope of the Executive's responsibilities, authorities, powers, functions or duties from the responsibilities, authorities, powers, functions or duties exercised by the Executive immediately prior to the Change in Control; or

                    (ii) a reduction in the Executive's annual base salary as in effect on the date hereof or as the same may be increased from time to time hereafter; or

                    (iii) the relocation of the Company's offices at which the Executive is principally employed immediately prior to the date of a Change in Control (the "Current Offices") to any other location more than fifty (50) miles from the Current Offices, or the requirement by the Company for the Executive to be based anywhere other than the Current Offices, except for required travel on the Company's business to an extent substantially consistent with the Executive's business travel obligations immediately prior to the Change in Control; or

                    (iv) the failure by the Company to pay to the Executive any portion of his compensation or to pay to the Executive any portion of an installment of deferred compensation under any deferred compensation program of the Company within fifteen (15) days of the date such compensation is due without prior written consent of the Executive; or

                    (v) the failure by the Company to obtain an effective agreement from any successor to assume and agree to perform this Agreement, as required by Section 18.


              (c) termination by the Executive of the Executive's employment with the Company for any reason during the thirty (30) day period immediately following the first anniversary of the closing date of any transaction constituting a Change in Control.


        4. Severance Payment. In the event a Terminating Event occurs within twenty-four (24) months after a Change in Control,


              (a) the Company shall pay to the Executive an amount equal to 2.99 times of the sum of (i) the Executive's average annual base salary over the three (3) fiscal years immediately prior to the Terminating Event (or the Executive's annual base salary in effect immediately prior to the Change in Control, if higher) and (ii) the Executive's average annual bonus over the three
(3) fiscal years immediately prior to the Change in Control (or the Executive's annual bonus for the last fiscal year immediately prior to the Change in Control, if higher), payable in one lump-sum payment no later than five (5) days following the Date of Termination.


              (b) the Company shall, regardless of whether the Company is unable to utilize Company-related benefit plans, continue to provide to the Executive certain benefits, including, without limitation, health, dental and life insurance on the same terms and conditions as though the Executive had remained an active employee, for thirty-six (36) months;

              (c) the Company shall provide COBRA benefits to the Executive following the end of the period referred to in Section 4(b) above, such benefits to be determined as though the Executive's employment had terminated at the end of such period; and


              (d) the Company shall pay to the Executive all reasonable legal and arbitration fees and expenses incurred by the Executive in obtaining or enforcing any right or benefit provided by this Agreement, except in cases involving frivolous or bad faith litigation.


     5.        Additional Limitation.
               ---------------------


              (a) anything in this Agreement to the contrary notwithstanding, in the event that any compensation, payment or distribution by the Company to or for the benefit of the Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (the "Severance Payments"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), the following provisions shall apply:

                    (i) If the Severance Payments, reduced by the sum of (A) the Excise Tax and (B) the total of the Federal, state, and local income and employment taxes payable by the Executive on the amount of the Severance Payments which are in excess of the Threshold Amount (as defined below), are greater than or equal to the Threshold Amount, the Executive shall be entitled to the full benefits payable under this Agreement.

                    (ii) If the Threshold Amount is less than (A) the Severance Payments, but greater than (B) the Severance Payments reduced by the sum of (1) the Excise Tax and (2) the total of the Federal, state, and local income and employment taxes on the amount of the Severance Payments which are in excess of the Threshold Amount, then the benefits payable under this Agreement shall be reduced (but not below zero) to the extent necessary so that the maximum Severance Payments shall not exceed the Threshold Amount. To the extent that there is more than one method of reducing the payments to bring them within the Threshold Amount, the Executive shall determine which method shall be followed; provided that if the Executive fails to make such determination within 45 days after the Company has sent the Executive written notice of the need for such reduction, the Company may determine the amount of such reduction in its sole discretion.

           For the purposes of this Section 5, "Threshold Amount" shall mean three (3) times the Executive's "base amount" within the meaning of Section 280G(b)(3) of the Code and the regulations promulgated thereunder less one dollar ($1.00); and "Excise Tax" shall mean the excise tax imposed by Section 4999 of the Code, and any interest or penalties incurred by the Executive with respect to such excise tax.

                 (b) The determination as to which of the alternative provisions of Section 5(a) shall apply to the Executive shall be made by a nationally recognized accounting firm selected by the Executive (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and the Executive within fifteen (15) business days of the Date of Termination, if applicable, or at such earlier time as is reasonably requested by the Company or the Executive. For purposes of determining which of the alternative provisions of Section 5(a) shall apply, the Executive shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation applicable to individuals for the calendar year in which the determination is to be made, and state and local income taxes at the highest marginal rates of individual taxation in the state and locality of the Executive's residence on the Date of Termination, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes. Any determination by the Accounting Firm shall be binding upon the Company and the Executive. The Company shall bear the costs of the Accounting Firm in connection with such firm's services provided hereunder.

              6. Term. This Agreement shall take effect on the date first set forth above and shall terminate upon the earlier of (a) the termination by the Company of the employment of the Executive because of (A) a willful act of dishonesty by the Executive with respect to any matter involving the Company or any subsidiary or affiliate, or (B) conviction of the Executive of a crime involving moral turpitude, or (C) the gross or willful failure by the Executive to substantially perform the Executive's duties with the Company, or (D) the failure by the Executive to perform his full-time duties with the Company by reason of his death or disability (as defined in Section 3(a)), (b) the resignation or termination of the Executive for any reason prior to a Change in Control, (c) the termination of the Executive's employment with the Company after a Change in Control for any reason other than the occurrence of any of the events enumerated in Section 3(b)(i)-(v) or Section 3(c) of this Agreement, or
(d) the date which is twenty-four (24) months after a Change in Control if the Executive is still employed by the Company.


              7. Withholding. All payments made by the Company under this Agreement shall be net of any tax or other amounts required to be withheld by the Company under applicable law.


              8. Notice and Date of Termination; Disputes; Etc.
                 ---------------------------------------------


                 (a) Notice of Termination. After a Change in Control and during the term of this Agreement, any purported termination of the Executive's employment (other than by reason of death) shall be communicated by written Notice of Termination from one party hereto to the other party hereto in accordance with this Section 8. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and the Date of Termination. Further, a Notice of Termination pursuant to one or more of clauses (A) through (C) of
Section 3(a) hereof is required to include a copy of a resolution duly adopted by the affirmative vote of not less than two-thirds (2/3) of the entire membership of the Board at a meeting of the Board (after reasonable notice to the Executive and an opportunity for the Executive, accompanied by the Executive's counsel, to be heard before the Board) finding that, in the good faith opinion of the Board, the termination met the criteria set forth in one or more of clauses (A) through (C) of Section 3(a) hereof.


                 (b) Date of Termination. "Date of Termination", with respect to any purported termination of the Executive's employment after a Change in Control and during the term of this Agreement, shall mean (i) if the Executive's employment is terminated for disability, thirty (30) days after Notice of Termination is given (provided that the Executive shall not have returned to the full-time performance of the Executive's duties during such 30-day period) and
(ii) if the Executive's employment is terminated for any other reason, the date specified in the Notice of Termination. In the case of a termination by the Company other than a termination pursuant to one or more of clauses (A) through
(C) of Section 3(a) (which may be effective immediately), the Date of Termination shall not be less than 30 days after the Notice of Termination is given. In the case of a termination by the Executive, the Date of Termination shall not be less than fifteen (15) days from the date such Notice of Termination is given. Notwithstanding Section 3(a) of this Agreement, in the event that the Executive gives a Notice of Termination to the Company, the Company may unilaterally accelerate the Date of Termination and such acceleration shall not result in a Terminating Event for purposes of Section 3(a) of this Agreement.

                 (c) No Mitigation. The Company agrees that, if the Executive's employment by the Company is terminated during the term of this Agreement, the Executive is not required to seek other employment or to attempt in any way to reduce any amounts payable to the Executive by the Company pursuant to Sections 4(a) and (b) hereof. Further, the amount of any payment provided for in this Agreement shall not be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits, by offset against any amount claimed to be owed by the Executive to the Company or otherwise.


                 (d) Settlement and Arbitration of Disputes. Any controversy or claim arising out of or relating to this Agreement or the breach thereof shall be settled exclusively by arbitration in accordance with the laws of the Commonwealth of Massachusetts by three arbitrators, one of whom shall be appointed by the Company, one by the Executive and the third by the first two arbitrators. If the first two arbitrators cannot agree on the appointment of a third arbitrator, then the third arbitrator shall be appointed by the American Arbitration Association in the City of Boston. Such arbitration shall be conducted in the City of Boston in accordance with the rules of the American Arbitration Association for commercial arbitrations, except with respect to the selection of arbitrators which shall be as provided in this Section 8(d). Judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof.


           9. Successor to Executive. This Agreement shall inure to the benefit of and be enforceable by the Executive's personal representatives, executors, administrators, heirs, distributees, devisees and legatees. In the event of the Executive's death after a Terminating Event but prior to the completion by the Company of all payments due him under Section 4(a) and (b) of this Agreement, the Company shall continue such payments to the Executive's beneficiary designated in writing to the Company prior to his death (or to his estate, if the Executive fails to make such designation).


           10. Enforceability. If any portion or provision of this Agreement shall to any extent be declared illegal or unenforceable by a court of competent jurisdiction, then the remainder of this Agreement, or the application of such portion or provision in circumstances other than those as to which it is so declared illegal or unenforceable, shall not be affected thereby, and each portion and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.

           11. Waiver. No waiver of any provision hereof shall be effective unless made in writing and signed by the waiving party. The failure of any party to require the performance of any term or obligation of this Agreement, or the waiver by any party of any breach of this Agreement, shall not prevent any subsequent enforcement of such term or obligation or be deemed a waiver of any subsequent breach.


           12. Notices. Any notices, requests, demands and other communications provided for by this Agreement shall be sufficient if in writing and delivered in person or sent by registered or certified mail, postage prepaid, to the Executive at the last address the Executive has filed in writing with the Company, or to the Company at its main office, attention of the Board of Directors.


           13. Effect on Other Plans. An election by the Executive to resign after a Change in Control under the provisions of this Agreement shall not be deemed a voluntary termination of employment by the Executive for the purpose of interpreting the provisions of any of the Company's benefit plans, programs or policies. Nothing in this Agreement shall be construed to limit the rights of the Executive under the Company's benefit plans, programs or policies except as otherwise provided in Section 5 hereof, and except that the Executive shall have no rights to any severance benefits under any severance pay plan.


           14. No Offset. The Company's obligation to make the payments provided for in this Agreement and otherwise perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company or any of its Affiliates may have against the Executive or others whether by reason of the Executive's breach of this Agreement, subsequent employment of the Executive, or otherwise.


           15. Entire Agreement. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof and supersedes in all respects all prior agreements between the parties concerning such subject matter.


           16. Amendment. This Agreement may be amended or modified only by a written instrument signed by the Executive and by a duly authorized representative of the Company.


           17. Governing Law. This is a Massachusetts contract and shall be construed under and be governed in all respects by the laws of the Commonwealth of Massachusetts.

           18. Obligations of Successors. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.


           19. Confidential Information. The Executive shall never use, publish or disclose in a manner adverse to the Company's interests, any proprietary or confidential information relating to (a) the business, operations or properties of the Company or any subsidiary or other affiliate of the Company, or (b) any materials, processes, business practices, technology, know-how, research, programs, customer lists, customer requirements or other information used in the manufacture, sale or marketing of any of the respective products or services of the Company or any subsidiary or other affiliate of the Company; provided, however, that no breach or alleged breach of this Section 19 shall entitle the Company to fail to comply fully and in a timely manner with any other provision hereof. Nothing in this Agreement shall preclude the Company from seeking money damages, or equitable relief by injunction or otherwise without the necessity of proving actual damage to the Company, for any breach by the Executive hereunder.

           IN WITNESS WHEREOF, this Agreement has been executed as a sealed instrument by the Company by its duly authorized officer, and by the Executive, as of the date first above written.

                                              MAC-GRAY CORPORATION



                                              By:__/s/____________________
                                                   Name:
                                                   Title:



                                              _____/s/____________________
                                              Stewart G. MacDonald
                                              Chief Executive Officer