Form 10-Q
period 2002-03-31
MAC-GRAY CORP
filed 2002-05-15
CIK 1038280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                                   (Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002

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
                                                             Yes X   No
                                                                ---     ---

      The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 14, 2002:


                 Class                                      Number of shares
                 -----                                      ----------------
Common Stock,   $.01 Par Value                                12,654,663

                                      INDEX


PART I               FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001

                  Condensed Consolidated Income Statements (unaudited) for the Three Months Ended March 31, 2002 and 2001

                  Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 2002 (unaudited)

                  Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2002 and 2001

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited)

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II              OTHER INFORMATION

                     Signature

Item 1.    Financial Statements



                              MAC-GRAY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  December 31,            March 31,
                                                                                      2001                  2002
                                                                                      ----                  ----
Assets                                                                                                   (unaudited)
Current assets:
  Cash and cash equivalents                                                                 $5,225              $5,177
  Trade receivables, net of allowance for doubtful accounts                                  7,729               6,170
  Inventory of finished goods                                                                4,557               5,120
  Prepaid expenses, route rent and other current assets                                      9,772               9,784
                                                                              ---------------------    ----------------
    Total current assets                                                                    27,283              26,251
Property, plant and equipment, net                                                          75,598              74,002
Intangible assets, net                                                                      47,912              46,814
Prepaid expenses, route rent and other assets                                               17,102              16,247
                                                                              ---------------------    ----------------
    Total assets                                                                          $167,895            $163,314
                                                                              =====================    ================

Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt and capital lease obligations                           $7,647              $7,681
  Trade accounts payable and accrued expenses                                                9,478               7,962
  Accrued route rent                                                                         7,990               8,365
  Deferred revenues and deposits                                                             1,973               1,461
                                                                              ---------------------    ----------------
    Total current liabilities                                                               27,088              25,469
Long-term debt and capital lease obligations                                                62,572              58,714
Deferred income taxes                                                                       15,105              15,780
Deferred retirement obligation                                                                 645                 619
Other liabilities                                                                            1,911               1,593
Commitments and contingencies (Note 4)                                                           -                   -
Stockholders' equity:
  Preferred stock of Mac-Gray Corporation ($.01 par value, 5
    million shares authorized, no shares outstanding)                                            -                   -
  Common stock of Mac-Gray Corporation ($.01 par value, 30
    million shares authorized, 13,443,754 issued and 12,649,318 outstanding at December 31, 2001, and 13,443,754  issued and
   12,652,522 outstanding at March 31, 2002)                                                   134                 134
  Additional capital                                                                        68,540              68,540
  Accumulated other comprehensive loss                                                      (1,911)             (1,552)
  Retained earnings                                                                          3,158               3,326
                                                                              ---------------------    ----------------
                                                                                            69,921              70,448
  Less common stock in treasury, at cost                                                    (9,347)             (9,309)
                                                                              ---------------------    ----------------
    Total stockholders' equity                                                              60,574              61,139
                                                                              ---------------------    ----------------
Total liabilities and stockholders' equity                                                $167,895            $163,314
                                                                              =====================    ================

   The accompanying notes are an integral part of these financial statements


                              MAC-GRAY CORPORATION
              CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
                      (In thousands, except per share data)

                                                                                           Three months ended
                                                                                               March 31,
                                                                                      2001                   2002
                                                                                      ----                   ----

Revenue:
  Route businesses                                                                      $28,271                 $27,856
  Sales                                                                                   8,509                   7,731
  Other                                                                                   1,440                   1,171
                                                                                 ---------------        ----------------
    Total revenue                                                                        38,220                  36,758
                                                                                 ---------------        ----------------
Cost of revenue:
     Route related expenses                                                              19,463                  18,950
     Depreciation and amortization                                                        4,920                   4,181
     Cost of product sales                                                                5,893                   5,508
                                                                                 ---------------        ----------------
          Total cost of revenue                                                          30,276                  28,639
                                                                                 ---------------        ----------------
Gross margin                                                                              7,944                   8,119
                                                                                 ---------------        ----------------
Selling, general and administration                                                       5,338                   5,273
                                                                                 ---------------        ----------------
Income from operations                                                                    2,606                   2,846
Interest and other expense, net                                                          (1,506)                   (970)
                                                                                 ---------------        ----------------
Income before provision for income taxes and effect of change in
   accounting principle                                                                   1,100                   1,876
Provision for income taxes                                                                  520                     773
                                                                                 ---------------        ----------------
Net income before effect of change in accounting principle                                 $580                  $1,103
Effect of change in accounting principle - net of taxes                                       -                     906
                                                                                 ---------------        ----------------
Net income                                                                                 $580                    $197
                                                                                 ===============        ================
Net income per common share before the effect of change
 in accounting principle - basic and diluted                                              $0.05                   $0.09
                                                                                 ===============        ================
Net income per common share - basic and diluted                                           $0.05                   $0.02
                                                                                 ===============        ================
Weighted average common shares outstanding - basic                                       12,640                  12,652
                                                                                 ===============        ================
Weighted average common shares outstanding - diluted                                     12,644                  12,652
                                                                                 ===============        ================


    The accompanying notes are an integral part of these financial statements

                              MAC-GRAY CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                        (In thousands, except share data)


                                        Common stock                       Accumulated   Comprehensive  Treasury Stock
                                                                              Other         Income
                                                                          Comprehensive
                                                                               Loss
                                  Number     Value   Additional  Retained                             Number    Cost      Total
                                of shares             capital    earnings                            of shares
                               --------------------------------------------------------------------------------------------------
Balance, December 31, 2001     13,443,754    $134    $68,540     $3,158      ($1,911)       $--      794,436   $(9,347)    $60,574
  Net income                                                        197                     197                                197
  Other comprehensive income:
     Unrealized derivative
      instrument gain,
      net of tax of $239                                                         359        359                                359
                                                                                      ---------
  Comprehensive income                                                                     $556
                                                                                      =========
  Stock granted                                                     (29)                              (3,204)       38           9
                               ------------------------------------------------------             --------------------------------
Balance, March 31, 2002        13,443,754    $134    $68,540     $3,326      ($1,552)                791,232   ($9,309)    $61,139
                               ======================================================             ================================


    The accompanying notes are an integral part of these financial statements


                              MAC-GRAY CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                          2001                    2002
                                                                                          ----                    ----
Cash flows from operating activities:
  Net income                                                                               $580                    $197
    Adjustments to reconcile net income to net cash flows provided by operating activities:
  Depreciation and amortization                                                           5,211                   4,486
  Effect of change in accounting principle                                                    -                     906
  Loss (gain) on sale of assets                                                              18                    (112)
  Deferred income taxes                                                                    (231)                    458
  Director stock grant                                                                       10                       9
  Decrease in accounts receivable                                                         1,378                   1,687
  Decrease (increase) in allowance for doubtful accounts and
      lease reserves                                                                         46                    (249)
  Increase in inventory                                                                     (51)                   (563)
  Decrease in prepaid expenses and other assets                                             223                     671
  Decrease in accounts payable, accrued route rent and
      accrued expenses                                                                   (4,164)                 (1,141)
  Decrease in deferred revenues and deposits                                             (1,104)                   (512)
                                                                                 ---------------         ---------------
    Net cash flows provided by operating activities                                       1,916                   5,837
                                                                                 ---------------         ---------------

Cash flows from investing activities:
  Capital expenditures                                                                   (2,038)                 (2,349)
  Proceeds from sale of property and equipment                                              130                     272
                                                                                 ---------------         ---------------
    Net cash flows used in investing activities                                          (1,908)                 (2,077)
                                                                                 ---------------         ---------------

Cash flows from financing activities:
  Payments on long-term debt and capital lease obligations                                 (695)                    (94)
  Advances (payments) on line-of-credit, net                                                 68                  (3,714)
  Proceeds from exercise of stock options                                                     3                       -
                                                                                 ---------------         ---------------
    Net cash flows used in financing activities                                            (624)                 (3,808)
                                                                                 ---------------         ---------------

Decrease in cash and cash equivalents                                                      (616)                    (48)
Cash and cash equivalents, beginning of period                                            6,715                   5,225
                                                                                 ---------------         ---------------
Cash and cash equivalents, end of period                                                 $6,099                  $5,177
                                                                                 ===============         ===============

    The accompanying notes are an integral part of these financial statements

                              Mac-Gray Corporation
        Notes to Condensed Consolidated Financial Statements (unaudited)
                      (In thousands, except per share data)


1.   Basis of Presentation

      In the opinion of the management of Mac-Gray Corporation (the "Company" or "Mac-Gray"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) which are necessary to present fairly the Company's financial position as of March 31, 2002 and December 31, 2001 and the results of its operations and cash flows for the three month periods ended March 31, 2002 and 2001. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's fiscal 2001 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

      As of March 31, 2002, the available balance of the 2000 Senior Secured Credit Facility was $23,590.

      The 2000 Senior Secured Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The 2000 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2000 Senior Secured Credit Facility is subject to certain financial and operational covenants with which the Company was in compliance at March 31, 2002.

      The 2000 Senior Secured Credit Facility contains a commitment fee equal to 0.375% per annum of the average daily unused portion of the Credit Facility.

      In February 2000, the Company entered into two standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements to manage the interest rate risk associated with its Senior Credit Facility. Each agreement has a notional amount of $20,000 and maturity dates in February 2003 and 2005. The effect of the swap agreements is to limit the interest rate exposure to a fixed rate of 7.38% and 7.42% for the three year and five year swaps, respectively. On January 9, 2002, the Company terminated the $20,000 swap that expired in 2003 and entered into a $20,000 swap expiring in February 2004, with a fixed interest rate of 7.38% until February 2002, and 6.38% thereafter. The Company believes the risk associated with extending this fixed rate is more than offset by the cash interest savings the Company will realize. In accordance with the swap agreements and on a quarterly basis, interest expense is

                              Mac-Gray Corporation
        Notes to Condensed Consolidated Financial Statements (unaudited)
                      (In thousands, except per share data)


calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, nonperformance is not anticipated.

      The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At March 31, 2002, the fair value of the interest rate swaps was a loss of $1,593, net of related income taxes. The unrealized gain for the three months ended March 31, 2002 of $359, net of related income taxes, was recorded as a component of other comprehensive income. The fair value of the interest rate swaps is included in other liabilities.

      Required payments under the 2000 Senior Secured Credit Facility are as follows:

      2002............................................          6,750
      2003............................................         48,535
      2004............................................          8,750
      2005............................................             50
                                                           -----------
                                                              $64,085
                                                           ===========

      Long-term debt also includes various notes payable totaling $1,775 at December 31, 2001, and $1,615 at March 31, 2002.

3.   Adoption of FAS 142

      On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 ("FAS 142") - "Goodwill and Other Intangible Assets." The Company engaged an independent third-party business appraisal firm to assist in this process. After their review of information provided by the Company and obtained from public sources, the outside firm performed a fair market valuation of the Company's laundry and reprographics, and MicroFridge segments. These segments represent the Company's reporting units under FAS 142. Upon the completion of this evaluation it was determined that the fair value of the laundry and MicroFridge businesses exceeded their book value, therefore no impairment of goodwill occurred. However, due to the continued decline in the services of the reprographics segment as a result of expanding use of the Internet in college and public libraries, and access to free laser printers, the book value of the reprographics division exceeded the fair value, resulting in a non-cash write-off of the remaining book value of the division's goodwill in the period ended March 31, 2002, of $906, or $0.07 per share. In accordance with FAS 142, this has been recorded as the effect of a change in accounting principle.

                              Mac-Gray Corporation
        Notes to Condensed Consolidated Financial Statements (unaudited)
                      (In thousands, except per share data)


      Following is the impact on earnings of implementing FAS 142 on the period ended March 31, 2002, and what the impact on the same period in 2001 would have been:


                                                                    For the quarter ended
                                                                          March 31,
                                               -------------------------------------------------------------------
                                                   2002         2002 per share         2001         2001 per share
                                               --------------   ---------------   ---------------   --------------
Reported earnings                                      $ 197            $ 0.02             $ 580           $ 0.05

Add: One-time charge to comply with new
     accounting standard - net of taxes                  906              0.07                 -                -
                                               --------------   ---------------   ---------------   --------------
                                                       1,103              0.09               580             0.05

Add: Goodwill amortization                                 -                 -               521             0.04
                                               --------------   ---------------   ---------------   --------------
                                                     $ 1,103            $ 0.09           $ 1,101           $ 0.09
                                               --------------   ---------------   ---------------   --------------

      After the write-off of the goodwill associated with the reprographics segment, the remaining goodwill, which will not be further amortized, and intangible assets to be amortized, are:

                                                                       As of March 31, 2002
                                             --------------------------------------------------------------------
                                                    Cost              Accumulated Amortization     Net Book Value
                                             -------------------      ------------------------  -----------------
Goodwill
         Laundry                                       $ 37,718                                         $ 37,718
         MicroFridge                                      1,330                                            1,330
                                             -------------------                                -----------------
                                                         39,048                                           39,048
Intangible assets
         Laundry and reprographics
             Non-compete agreements                     $ 4,482                 $ 3,123                  $ 1,359
             Contract rights                              9,060                   3,565                    5,495
         MicroFridge
         Deferred financing costs                         1,779                     867                      912
                                             -------------------      ------------------        -----------------
                                                       $ 15,321                 $ 7,555                  $ 7,766


      Estimated amortization expense of intangible assets consists of the following:

      2002 (nine months)...........................        $1,018
      2003.........................................         1,239
      2004.........................................         1,049
      2005.........................................           799
      2006.........................................           668
      Thereafter...................................         2,993
                                                   ---------------
                                                           $7,766
                                                   ===============

       Amortization of intangible assets for the periods ended March 31, 2002 and 2001 was $337 and $386, respectively.

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

5.   New Accounting Pronouncements

      On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. The Company has adopted FAS 142 for the period ended March 31, 2002; see footnote 3 for discussion of the adoption of this statement.

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

      In October, 2001, the FASB issued Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," ("FAS 144"). FAS 144 supercedes FASB Statement No. 121 ("FAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, on January 1, 2002. Management does not expect the adoption of this standard to have any impact on the Company's financial position or results of operations.

                              Mac-Gray Corporation
        Notes to Condensed Consolidated Financial Statements (unaudited)
                      (In thousands, except per share data)


6.   Earnings Per Share

      A reconciliation of the weighted average number of common shares outstanding is as follows:

                                                                  For the Three Months Ended March 31, 2002
                                                         ------------------------------------------------------------
                                                              Income                 Shares              Per-Share
                                                           (Numerator)            (Denominator)           Amount
                                                         -----------------     --------------------    --------------
Net income available to common stockholders - basic                 $ 197                   12,652            $ 0.02
                                                         =================     ====================    ==============

Effect of dilutive securities:
  Stock options                                                                                  -
                                                                               --------------------
Net income available to common stockholders - diluted               $ 197                   12,652            $ 0.02
                                                         =================     ====================    ==============




                                                                  For the Three Months Ended March 31, 2001
                                                         ------------------------------------------------------------
                                                              Income                 Shares              Per-Share
                                                           (Numerator)            (Denominator)           Amount
                                                         -----------------     --------------------    --------------
Net income available to common stockholders - basic                 $ 580                   12,640            $ 0.05
                                                         =================     ====================    ==============

Effect of dilutive securities:
  Stock options                                                                                  4
                                                                               --------------------
Net income available to common stockholders - diluted               $ 580                   12,644            $ 0.05
                                                         =================     ====================    ==============

                              Mac-Gray Corporation
        Notes to Condensed Consolidated Financial Statements (unaudited)
                      (In thousands, except per share data)


7.   Segment Information

      The Company operates three business units which are based on the Company's different product and service categories: Laundry, MicroFridge and Reprographics. These three business units have been aggregated into two reportable segments ("Laundry and Reprographics" and "MicroFridge"). The Laundry and Reprographics business units have been aggregated into one reportable segment (Laundry and Reprographics) since many operating functions of the laundry and reprographics operations are integrated. The Laundry business unit provides coin and card-operated laundry equipment to multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Laundry business unit also operates as a distributor of and provides service to commercial laundry equipment in public laundromats, as well as institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities. The Reprographics business unit provides coin and card-operated reprographics equipment to academic and public libraries. The MicroFridge segment sells and leases its own patented and proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes colleges and universities, government, hotel, motel and assisted living facilities.

      There are no intersegment revenues.

                              Mac-Gray Corporation
        Notes to Condensed Consolidated Financial Statements (unaudited)
                      (In thousands, except per share data)

      The table below presents information about the reported operating income of Mac-Gray for the three months ended March 31, 2002 and 2001.


                                                            For the three months ended
                                                   ---------------------------------------------
                                                             March 31,               March 31,
                                                               2001                     2002
Revenues:
Laundry and Reprographics                                      $33,426                 $32,602
MicroFridge                                                      4,794                   4,156
                                                   --------------------     -------------------
Total                                                           38,220                  36,758
Gross Margin:
Laundry and Reprographics                                        6,546                   6,943
MicroFridge                                                      1,398                   1,176
                                                   --------------------     -------------------
Total                                                            7,944                   8,119
Selling, general and administrative expenses                     5,338                   5,273
Interest and other expenses, net                                 1,506                     970
                                                   --------------------     -------------------
Income before provision for taxes and effect of
change in accounting principle                                 $ 1,100                 $ 1,876
                                                   --------------------     -------------------



                                                   December 31, 2001         March 31, 2002
                                                                              (unaudited)
                                                  -------------------     --------------------
Assets
  Laundry and Reprographics                                 $136,994                 $136,197
  MicroFridge                                                 23,569                   19,687
                                                  -------------------     --------------------
    Total for reportable segments                            160,563                  155,884
  Corporate (1)                                                6,488                    6,369
  Deferred income taxes                                          844                    1,061
                                                  -------------------     --------------------
Total assets                                                $167,895                 $163,314
                                                  ===================     ====================


(1) Principally cash, prepaid expenses and property, plant & equipment. Certain prior year reclassifications have been made to more accurately reflect segment gross margins.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company's current views about future events and financial performance. Investors should not rely on forward-looking statements because they are subject to a variety of factors that could cause actual results to differ materially from the Company's expectations. Factors that could cause or contribute to such differences include, but are not limited to, ability to meet future capital requirements to replace equipment and implement new technology; dependence upon certain suppliers, such as Maytag Corporation; lease renewals; retention of senior executives; market acceptance of new products and services; implementation of acquisition strategy; integration of acquired businesses; and those factors discussed in Mac-Gray's filings with the Securities and Exchange Commission ("SEC"). The historical financial information presented herein represents the consolidated results of Mac-Gray. The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto presented elsewhere in this report and with the annual financial statements and related notes previously filed by Mac-Gray with the SEC on its Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

      Mac-Gray derives its revenue principally through the operation and maintenance of laundry equipment in multi-housing units, including laundry and MicroFridge products. Mac-Gray also operates card/coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge equipment under long-term leases with property owners, colleges and universities and governmental agencies. Mac-Gray's laundry services segment is comprised of revenue-generating laundry machines, operated in approximately 31,000 multi-housing laundry rooms located in 30 states and the District of Columbia. Mac-Gray's reprographics segment is concentrated in the northeastern United States, the Mid-Atlantic, Florida and the Midwest.

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

      The MicroFridge services segment derives revenue through the sale and rental of its MicroFridge products to colleges and universities, military bases, the hotel and motel market, and assisted living facilities.

Results of Operations (Dollars in thousands)

Three months ended March 31, 2002 compared to three months ended March 31, 2001.

      Revenue.


                                                            For the Three Months Ended
                                                                      March 31,
                                                           2001                         2002
                                                    ---------------               --------------
Laundry                                                   $ 31,810                     $ 31,007
Reprographics                                                1,616                        1,595
                                                    ---------------               --------------
         Total Laundry & Reprographics                      33,426                       32,602
MicroFridge equipment sales                                  3,873                        3,566
MicroFridge rental                                             921                          590
                                                    ---------------               --------------
         Total MicroFridge                                   4,794                        4,156
                                                    ---------------               --------------
         Total revenue                                    $ 38,220                     $ 36,758
                                                    ===============               ==============


      Revenue decreased by $1,462, or 4%, from $38,220 to $36,758 for the three months ended March 31, 2002 from the three months ended March 31, 2001. The components for the decrease were decreases in Laundry equipment sales, MicroFridge equipment sales, and MicroFridge rental revenue. Several sales to Laundromat owners and developers have been cancelled or postponed as these customers find it difficult to secure financing for their capital needs. MicroFridge equipment sales, primarily in the hotel and assisted-living markets, have decreased as compared to the same period last year due to many of the same general economic issues affecting the laundry equipment sales business. The MicroFridge rental revenue continues to decrease, as compared to last year, as a result of the planned program to discontinue renting units directly to students, which has been less profitable for the Company.

      Route Related Expenses. Route related expenses include rent paid to route customers as well as those costs associated with installing and servicing machines and the costs of collecting, counting and depositing route revenue. Route related expenses decreased by $513, or 3%, in the first quarter of 2002, as compared to prior year. This decrease was related primarily to vehicle related and labor cost controls implemented within the operating functions.

      Depreciation and Amortization. Depreciation and amortization decreased by $739, or 15%, to $4,181 for the three months ended March 31, 2002 from the three months ended March 31, 2001. The decrease was primarily attributable to the exclusion of goodwill amortization of $706 in the period ended March 31, 2002 to comply with new accounting principle.

      Cost of product sold. Cost of product sold consists primarily of the cost of laundry equipment, MicroFridge equipment, parts and supplies sold. Cost of product sold decreased $385, or 7%, to $5,508 for the three months ended March 31, 2002 from the three months ended March 31, 2001. This variance from 2001 is primarily the result of sales being lower in the quarter ended March 31, 2002 than the quarter ended March 31, 2001. Also affecting this cost is the mix of laundry and MicroFridge products sold in 2002 as compared to 2001.

      Selling, General and Administration. Selling, general and administration expenses decreased by $65, or 1%, to $5,273 for the three months ended March 31, 2002 from the three months ended March 31, 2001. The decrease is attributable primarily to lower marketing expenses than a year ago.

      Interest and Other Expense. Interest and other expense, net, decreased by $536, or 36%, to $970 for the three months ended March 31, 2002 from the three months ended March 31, 2001. This decrease is related to a decrease in the Company's funded debt balance, and lower average interest rates charged the Company during 2002 as compared to a year ago. Total funded debt has decreased by approximately $10,800 since March 31, 2001, and $3,800 since December 31, 2001.

      Provision for Income Taxes. The provision for income taxes increased by $253, or 49%, to $773 for the three months ended March 31, 2002 from the three months ended March 31, 2001. This increase is due to the corresponding increase in pretax income from $1,100 for the three months ended March 31, 2001 to $1,876 for the first quarter of 2002. The effective tax rate for the period ended March 31, 2002 is 41% as compared to 47% for the same period in 2001. This decrease in the effective tax rate is due to non-deductible expenses, primarily goodwill amortization, making up a smaller portion of total taxable income as a result of the adoption of FAS 142.


Seasonality

      The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market represent approximately 25% of the Company's total revenue. Route and rental revenues are derived substantially during the school year which includes the first, second and fourth calendar quarters. Conversely, the Company increases its operating expenditures during the third calendar quarter, when colleges and universities are not in session, as a result of Mac-Gray's increased product installation activities. Product sales, principally MicroFridge, to this market are also higher during the third calendar quarter.


Liquidity and Capital Resources (Dollars in thousands)

      Mac-Gray's primary source of cash since December 31, 2001 has been funds generated from operating activities. The Company's primary uses of cash have been the purchase of new laundry equipment, MicroFridge equipment, reprographics equipment, card based payment systems, and reduction of bank debt. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest and principal payments on any outstanding indebtedness, as well as capital expenditures. To help mitigate the effect of possible higher interest rates in the future, on February 18, 2000, the Company negotiated interest rate swaps that fixed the interest rates on $20,000 of outstanding borrowings for 3 years and $20,000 of outstanding borrowings for 5 years. On January 9, 2002, the Company terminated the $20,000 swap that expires in 2003 and entered into a $20,000 swap expiring in February 2004, bearing a lower interest rate. The Company has calculated the impact on earnings of the swap in compliance with FAS 133. For the period ended March 31, 2002, the effect on income was immaterial.

      Cash flows provided by operations were $5,837 and $1,916 for the three months ended March 31, 2002 and 2001, respectively. Cash flows from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, offset by route rent, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The increase in the first quarter of 2002, as compared to the same period last year, is primarily attributable to less of a decrease in trade payables since January 1, 2002, than the same period last year. This change is due to the timing of purchases and their related payment schedule.

      Cash used in investing activities was $2,077 and $1,908 for the three months ended March 31, 2002 and 2001, respectively. Capital expenditures were $2,349 and $2,038 for the three months ended March 31, 2002 and 2001, respectively. The increase in capital expenditures was due primarily to more laundry equipment being placed in service at new accounts, in connection with renegotiating existing contracts and service replacements.

      Net cash flows used in financing activities were $3,808 and $624 for the three months ended March 31, 2002 and 2001, respectively. Net cash flows from financing activities consist primarily of proceeds from and repayment of bank borrowings, capital lease obligations, and other long term debt, netting to a reduction of the revolving line of credit and other debt of $3,808 for the three months ended March 31, 2002. This decrease was due to improved overall management of working capital, in particular operating practices which led to trade receivable reductions of $1,687 since December 31, 2001.

      The 2000 Senior Secured Credit Facility provides for borrowings of up to $100,000 consisting of borrowings under a three-year revolving line of credit of up to $65,000 and a five-year $35,000 Senior Secured Term Loan Facility. Primarily through principal payments made quarterly since the inception of the 2000 Senior Secured Credit Facility, the $35,000 Senior Secured Term Loan Facility has been reduced to $23,300. As of March 31, 2002, the unused balance of the 2000 Senior Secured Credit Facility was $23,590. The average interest rate was approximately 5.8% for the period ended March 31, 2002, as compared to approximately 8.1% for the period ended March 31, 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. There have been no material changes in market risk exposures from the information disclosed in the Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

          None

                                    SIGNATURE


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MAC-GRAY CORPORATION
May 15, 2002                          /s/  Michael J. Shea
                                      --------------------
                                      Michael J. Shea
                                      Executive Vice President, Chief
                                      Financial Officer and Treasurer
                                      (On behalf of registrant and as principal
                                      financial officer)