Form 10-Q
period 2002-06-30
MAC-GRAY CORP
filed 2002-08-14
CIK 1038280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                                   (Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                             EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002

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

                                  Yes X  No
                                     ---    ---

      The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 13, 2002:

                    Class                                     Number of shares
                    -----                                     ----------------
Common Stock,   $.01 Par Value                                   12,671,009

                                      INDEX


PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001

                  Condensed Consolidated Income Statements (unaudited) for the Three and Six Months Ended June 30, 2002 and 2001

                  Condensed Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2002 (unaudited)

                  Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2002 and 2001

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

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 6.  Exhibits and Reports on Form 8-K

         Signature

Item 1.  Financial Statements


                                                         MAC-GRAY CORPORATION
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (In thousands, except share data)

                                                                        December 31,            June 30,
                                                                            2001                  2002
                                                                            ----                  ----
Assets                                                                                        (unaudited)
Current assets:
  Cash and cash equivalents                                                  $5,225                $5,780
  Trade receivables, net of allowance for doubtful accounts                   7,729                 7,451
  Inventory of finished goods                                                 4,557                 5,155
  Prepaid expenses and other current assets                                   9,772                 9,357
                                                                   -----------------      ----------------
    Total current assets                                                     27,283                27,743
Property, plant and equipment, net                                           75,598                73,372
Intangible assets, net                                                       47,912                46,543
Prepaid expenses, route rent and other assets                                17,102                15,745
                                                                   -----------------      ----------------
    Total assets                                                           $167,895              $163,403
                                                                   =================      ================

Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt and capital lease obligations            $7,647                $7,766
  Trade accounts payable and accrued expenses                                 9,478                11,483
  Accrued route rent                                                          7,990                 7,746
  Deferred revenues and deposits                                              1,973                   689
                                                                   -----------------      ----------------
    Total current liabilities                                                27,088                27,684
Long-term debt and capital lease obligations                                 62,572                55,034
Deferred income taxes                                                        15,105                16,318
Deferred retirement obligation                                                  645                   593
Other liabilities                                                             1,911                 1,990
Commitments and contingencies (Note 4)                                            -                     -
Stockholders' equity:
  Preferred stock of Mac-Gray Corporation ($.01 par value, 5
    million shares authorized, no shares outstanding)                             -                     -
  Common stock of Mac-Gray Corporation ($.01 par value, 30
    million shares authorized, 13,443,754 issued and 12,649,318 outstanding at December 31, 2001, and 13,443,754  issued and
   12,654,663 outstanding at June 30, 2002)                                     134                   134
  Additional capital                                                         68,540                68,540
  Accumulated other comprehensive loss                                      (1,911)               (1,770)
  Retained earnings                                                           3,158                 4,164
                                                                   -----------------      ----------------
                                                                             69,921                71,068
  Less common stock in treasury, at cost                                    (9,347)               (9,284)
                                                                   -----------------      ----------------
    Total stockholders' equity                                               60,574                61,784
                                                                   -----------------      ----------------
Total liabilities and stockholders' equity                                 $167,895              $163,403
                                                                   =================      ================

                   The accompanying notes are an integral part of these condensed consolidated financial statements



                                                         MAC-GRAY CORPORATION
                                         CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
                                                 (In thousands, except per share data)


                                                               Three months ended                     Six months ended
                                                                    June 30,                              June 30,
                                                              2001             2002                 2001            2002
                                                              ----             ----                 ----            ----

Revenue:
     Route revenue                                              25,761           25,592               54,032           53,448
     Sales                                                       9,387           11,412               17,896           19,143
     Other                                                       1,426            1,084                2,866            2,255
                                                          -------------    -------------        -------------   --------------
          Total revenue                                        $36,574          $38,088              $74,794          $74,846
                                                          -------------    -------------        -------------   --------------

Cost of revenue:
     Cost of route revenues                                     18,350           17,937               37,813           36,887
     Depreciation and amortization                               4,973            4,287                9,893            8,468
     Cost of product sold                                        6,385            7,737               12,278           13,245
                                                          -------------    -------------        -------------   --------------
          Total cost of revenue                                 29,708           29,961               59,984           58,600
                                                          -------------    -------------        -------------   --------------

Selling, general and administration expenses                     4,892            5,687               10,230           10,960
                                                          -------------    -------------        -------------   --------------

Income from operations                                           1,974            2,440                4,580            5,286

Interest and other expense, net                                  1,304              975                2,810            1,945
                                                          -------------    -------------        -------------   --------------
Income before provision for income taxes and effect of
change in accounting principle                                     670            1,465                1,770            3,341

Provision for income taxes                                         351              609                  871            1,382
                                                          -------------    -------------        -------------   --------------
Net income before effect of change in accounting
principle                                                          319              856                  899            1,959
Effect of change in accounting principle - net of taxes              -                -                    -            (906)
                                                          -------------    -------------        -------------   --------------
Net income                                                        $319             $856                 $899           $1,053
                                                          =============    =============        =============   ==============
Net income per common share before the effect of change
in accounting principle - basic and diluted                      $0.03            $0.07                $0.07            $0.15
                                                          =============    =============        =============   ==============
Net income per common share - basic and diluted                  $0.03            $0.07                $0.07            $0.08
                                                          =============    =============        =============   ==============
Weighted average common shares outstanding - basic              12,644           12,653               12,642           12,652
                                                          =============    =============        =============   ==============
Weighted average common shares outstanding - diluted            12,646           12,664               12,645           12,658
                                                          =============    =============        =============   ==============



                   The accompanying notes are an integral part of these condensed consolidated financial statements


                                                         MAC-GRAY CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                                                   (In thousands, except share data)


                                                                         Accumulated   Comprehensive  Treasury Stock
                                   Common stock                             Other         Income
                               Number       Value  Additional  Retained  Comprehensive              Number    Cost    Total
                              of shares              capital   earnings      Loss                 of shares
                             -------------------------------------------------------------------------------------------------
Balance, December 31, 2001   13,443,754      $134    $68,540     $3,158   ($1,911)           $--   794,436  $(9,347) $60,574
  Net income                                                      1,053                    1,053                       1,053
  Other comprehensive income:
     Unrealized derivative
     instrument gain, net of
     tax of $94                                                               141            141                         141
                                                                                   ---------------
  Comprehensive income                                                                    $1,194
                                                                                   ===============
  Stock granted                                                    (47)                             (5,345)      63       16
                             ------------------------------------------------------               ----------------------------

Balance, June 30, 2002       13,443,754      $134    $68,540     $4,164   ($1,770)                 789,091  ($9,284) $61,784
                             ======================================================               ============================

                   The accompanying notes are an integral part of these condensed consolidated financial statements


                                                         MAC-GRAY CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                            (In thousands)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                      2001              2002
                                                                                      ----              ----
Cash flows from operating activities:
  Net income                                                                           $899            $1,053
    Adjustments to reconcile net income to net cash flows provided by operating activities:
    Depreciation and amortization                                                    10,484             9,040
    Effect of change in accounting principle                                                              906
    Gain on sale of assets                                                             (88)             (223)
    Deferred income taxes                                                               434             1,002
    Director stock grant                                                                 18                16
    Decrease in accounts receivable                                                   2,425               278
    Increase in inventory                                                           (1,794)             (598)
    Decrease (increase) in prepaid expenses and other assets                          (704)             1,534
    (Decrease) increase in accounts payable, accrued route rent and
    accrued expenses                                                                (3,008)             1,407
    Decrease in deferred revenues and customer deposits                             (2,045)           (1,284)
                                                                               -------------     -------------
       Net cash flows provided by operating activities                                6,621            13,131
                                                                               -------------     -------------

Cash flows from investing activities:
  Capital expenditures                                                              (4,885)           (5,581)
  Proceeds from sale of property and equipment                                          743               610
                                                                               -------------     -------------
    Net cash flows used in investing activities                                     (4,142)           (4,971)
                                                                               -------------     -------------

Cash flows from financing activities:
  Payments on long-term debt and capital lease obligations                            (949)             (174)
  Payments on line-of-credit, net                                                   (3,028)           (7,379)
  Principal payment on other liabilities                                              (154)              (52)
  Proceeds from exercise of stock options                                                 3                 -
                                                                               -------------     -------------
    Net cash flows used in financing activities                                     (4,128)           (7,605)
                                                                               -------------     -------------

(Decrease) increase in cash and cash equivalents                                    (1,649)               555
Cash and cash equivalents, beginning of period                                        6,715             5,225
                                                                               -------------     -------------
Cash and cash equivalents, end of period                                             $5,066            $5,780
                                                                               =============     =============
                   The accompanying notes are an integral part of these condensed consolidated financial statements


                              Mac-Gray Corporation
        Notes to Condensed Consolidated Financial Statements (unaudited)
                      (In thousands, except per share data)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and rule 10-01 of Regulation S-X. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of the management of Mac-Gray Corporation (the "Company" or "Mac-Gray"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) which are necessary to present fairly the Company's financial position, the results of its operations, and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's fiscal 2001 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

     As of June 30, 2002, the amount available under the 2000 Senior Secured Credit Facility was $24,127.

     The 2000 Senior Secured Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The 2000 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2000 Senior Secured Credit Facility is subject to certain financial and operational covenants with which the Company was in compliance at June 30, 2002.

     The 2000 Senior Secured Credit Facility contains a commitment fee equal to 0.375% per annum of the average daily unused portion of the Credit Facility.

     On June 7, 2002, the Company negotiated an extension of its revolving line of credit to July 2, 2004. In connection with this extension of the revolving line of credit, there were no other changes to the 2000 Senior Secured Credit Facility.

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

     The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At June 30, 2002, the fair value of the interest rate swaps was a loss of $1,990, net of related income taxes. The unrealized gain for the six months ended June 30, 2002 of $141, net of related income taxes, was recorded as a component of other comprehensive income. The fair value of the interest rate swaps is included in other liabilities.


     Required payments under the 2000 Senior Secured Credit Facility are as follows:


     2002........................................................     7,000
     2003........................................................     8,000
     2004........................................................    45,670
                                                                 -----------
                                                                    $60,670


     Long-term debt also includes various notes payable totaling $1,775 at December 31, 2001, and $1,466 at June 30, 2002.

3.   Adoption of FAS 142

     On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 ("FAS 142") - "Goodwill and Other Intangible Assets." The Company engaged an independent third-party business appraisal firm to assist in this process. After their review of information provided by the Company and obtained from public sources, the outside firm performed a fair market valuation of the Company's Laundry and Reprographics, and MicroFridge(R) segments. These segments represent the Company's reporting units under FAS 142. Upon the completion of this evaluation it was determined that the fair value of the Laundry and MicroFridge(R) reporting units exceeded their book value, therefore no impairment of goodwill occurred in these reporting units. However, due to the continued decline in the services of the reprographics reporting unit as a result of expanding use of the Internet in college and public libraries, and access to free laser printers, the book value of the reprographics reporting unit exceeded the fair value, resulting in a non-cash write-off of the remaining book value of the reporting units goodwill in the period ended March 31, 2002, of $906, or $0.07 per share. In accordance with FAS 142, this has been recorded as the effect of a change in accounting principle.

                              Mac-Gray Corporation
        Notes to Condensed Consolidated Financial Statements (unaudited)
                      (In thousands, except per share data)

     Following is the impact on earnings of implementing FAS 142 on the period ended June 30, 2002, and what the impact on the same period in 2001 would have been:

                                                                          For the quarter ended
                                                                                 June 30,
                                                        -------------------------------------------------------------
                                                              2002      2002 per share       2001     2001 per share
                                                        -------------------------------------------------------------
Reported earnings                                            $ 856         $ 0.07           $ 319        $ 0.03

Add: One-time charge to comply with new
         accounting standard - net of taxes                      -              -               -             -
                                                        ----------         ------          ------        ------
                                                               856           0.07             319          0.03

Add: Goodwill amortization - net of taxes                        -              -             494          0.03
                                                        ----------         ------          ------        ------
                                                             $ 856         $ 0.07           $ 813        $ 0.06
                                                        ----------         ------          ------        ------


                                                                    For the six months ended
                                                                             June 30,
                                                        -------------------------------------------------------------
                                                              2002      2002 per share      2001       2001 per share
                                                        -------------------------------------------------------------
Reported earnings                                          $ 1,053         $ 0.08           $ 899        $ 0.07

Add: One-time charge to comply with new
         accounting standard - net of taxes                    906           0.07               -             -
                                                        ----------         ------          ------        ------
                                                             1,959           0.15             899          0.07

Add: Goodwill amortization - net of taxes                        -              -           1,015          0.08
                                                        ----------         ------          ------        ------
                                                           $ 1,959         $ 0.15         $ 1,914        $ 0.15
                                                        ----------         ------          ------        ------

     After the write-off of the goodwill associated with the reprographics segment, the remaining goodwill, which will not be further amortized, and intangible assets to be amortized, are:


                                                                        As of June 30, 2002
                                             --------------------------------------------------------------------
                                                    Cost                 Accumulated            Net Book Value
                                                                         Amortization
                                             -------------------      ------------------      -------------------
Goodwill:
         Laundry                                       $ 37,718                                         $ 37,718
         MicroFridge(R)                                   1,330                                            1,330
                                             -------------------                              -------------------
                                                       $ 39,048                                         $ 39,048
Intangible assets:
         Laundry and reprographics
             Non-compete agreements                     $ 4,482                 $ 3,232                  $ 1,250
             Contract rights                              9,060                   3,716                    5,344
         MicroFridge(R)
         Deferred financing costs                         1,852                     951                      901
                                             -------------------      ------------------      -------------------
                                                         15,394                   7,899                    7,495
                                             -------------------      ------------------      -------------------
Total intangible assets                                $ 54,442                 $ 7,899                 $ 46,543
                                             ===================      ==================      ===================

                              Mac-Gray Corporation
        Notes to Condensed Consolidated Financial Statements (unaudited)
                      (In thousands, except per share data)

     Estimated future amortization expense of intangible assets consists of the following:

     2002 (six months)..........................................          $692
     2003.......................................................         1,296
     2004.......................................................         1,072
     2005.......................................................           774
     2006.......................................................           668
     Thereafter.................................................         2,993
                                                                ---------------
                                                                        $7,495
                                                                ===============

      Amortization of intangible assets for the six months ended June 30, 2002 and 2001 was $681 and $742, respectively.

4.   Commitments and Contingencies

     The Company is involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

5.   New Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, on January 1, 2002.

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

     In October, 2001, the FASB issued Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," ("FAS 144"). FAS 144 supercedes FASB Statement No. 121 ("FAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, on January 1, 2002. The adoption of this standard did not have any impact on the Company's financial position or results of operations.


                                                         Mac-Gray Corporation
                                   Notes to Condensed Consolidated Financial Statements (unaudited)
                                                 (In thousands, except per share data)

6.   Earnings Per Share

     A reconciliation of the weighted average number of common shares outstanding is as follows:


                                                                           For the Three Months Ended June 30, 2002
                                                                       --------------------------------------------------
                                                                          Income              Shares          Per-Share
                                                                        (Numerator)       (Denominator)         Amount
                                                                       --------------    -----------------    -----------
Net income available to common stockholders - basic                            $ 856               12,653         $ 0.07
                                                                       ==============    =================    ===========

Effect of dilutive securities:
  Stock options                                                                                        11
                                                                                         -----------------
Net income available to common stockholders - diluted                          $ 856               12,664         $ 0.07
                                                                       ==============    =================    ===========


                                                                           For the Three Months Ended June 30, 2001
                                                                       --------------------------------------------------
                                                                          Income              Shares          Per-Share
                                                                        (Numerator)       (Denominator)         Amount
                                                                       --------------    -----------------    -----------
Net income available to common stockholders - basic                            $ 319               12,644         $ 0.03
                                                                       ==============    =================    ===========

Effect of dilutive securities:
  Stock options                                                                                         2
                                                                                         -----------------
Net income available to common stockholders - diluted                          $ 319               12,646         $ 0.03
                                                                       ==============    =================    ===========



                                                                            For the Six Months Ended June 30, 2002
                                                                       --------------------------------------------------
                                                                          Income              Shares          Per-Share
                                                                        (Numerator)       (Denominator)         Amount
                                                                       --------------    -----------------    -----------
Net income available to common stockholders - basic                          $ 1,053               12,652         $ 0.08
                                                                       ==============    =================    ===========

Effect of dilutive securities:
  Stock options                                                                                         6
                                                                                         -----------------
Net income available to common stockholders - diluted                        $ 1,053               12,658         $ 0.08
                                                                       ==============    =================    ===========

                                                                            For the Six Months Ended June 30, 2001
                                                                       --------------------------------------------------
                                                                          Income              Shares          Per-Share
                                                                        (Numerator)       (Denominator)         Amount
                                                                       --------------    -----------------    -----------
Net income available to common stockholders - basic                            $ 899               12,642         $ 0.07
                                                                       ==============    =================    ===========

Effect of dilutive securities:
  Stock options                                                                                         3
                                                                                         -----------------
Net income available to common stockholders - diluted                          $ 899               12,645         $ 0.07
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


                                                         Mac-Gray Corporation
                                   Notes to Condensed Consolidated Financial Statements (unaudited)
                                                 (In thousands, except per share data)

     The table below presents information about the reported operating income of Mac-Gray for the three and six months ended June 30, 2002 and 2001.

                                         For the three    For the three     For the six     For the six
                                         months ended      months ended     months ended    months ended
                                      -------------------------------------------------------------------
                                            June 30,          June 30,        June 30,          June 30,
                                              2001              2002            2001              2002

Revenues:
Laundry and Reprographics                    $29,747           $31,286         $63,173           $63,888
MicroFridge(R)                                 6,827             6,802          11,621            10,958
                                      ---------------   ---------------  --------------   ---------------
Total                                         36,574            38,088          74,794            74,846
Gross Margin:
Laundry and Reprographics                      4,603             6,117          11,149            13,060
MicroFridge(R)                                 2,263             2,010           3,661             3,186
                                      ---------------   ---------------  --------------   ---------------
Total                                          6,866             8,127          14,810            16,246
Selling, general and
administrative expenses                        4,892             5,687          10,230            10,960
Interest and other expenses, net               1,304               975           2,810             1,945
                                      ---------------   ---------------  --------------   ---------------
Income before provision for taxes
and effect of change in accounting
principle                                      $ 670           $ 1,465         $ 1,770           $ 3,341
                                      ---------------   ---------------  --------------   ---------------



                                                                                 December 31,         June 30,
                                                                                     2001               2002
                                                                                ----------------     ------------
Assets
  Laundry and Reprographics                                                            $136,994        $ 132,478
  MicroFridge(R)                                                                         23,569           22,185
                                                                                ----------------     ------------
    Total for reportable segments                                                       160,563          154,663
  Corporate (1)                                                                           6,488            7,685
  Deferred income taxes                                                                     844            1,055
                                                                                ----------------     ------------
Total assets                                                                           $167,895         $163,403
                                                                                ================     ============


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

     Mac-Gray also derives revenue as a distributor and servicer of commercial laundry equipment manufactured by Maytag Corporation, and also sells laundry equipment manufactured by American Dryer Corp., The Dexter Company, and Whirlpool Corporation. Additionally, the Company sells or rents laundry equipment to restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities.

     The MicroFridge(R) segment derives revenue through the sale and rental of its MicroFridge(R) products to colleges and universities, military bases, the hotel and motel market, and assisted living facilities.

Results of Operations (Dollars in thousands)

Three and six months ended June 30, 2002 compared to three and six months ended June 30, 2001.

     Revenue.

                                                 For the Three Months Ended        For the Six Months Ended
                                                          June 30,                          June 30,
                                                 2001              2002            2001               2002
                                             -------------      ------------    ------------      -------------
Laundry                                          $ 28,176          $ 29,800        $ 59,986           $ 60,807
Reprographics                                       1,571             1,486           3,187              3,081
                                             -------------      ------------    ------------      -------------
        Total Laundry & Reprographics              29,747            31,286          63,173             63,888
MicroFridge(R)equipment sales                       5,909             6,239           9,782              9,805
MicroFridge(R)rental                                  918               563           1,839              1,153
                                             -------------      ------------    ------------      -------------
        Total MicroFridge(R)                        6,827             6,802          11,621             10,958
                                             -------------      ------------    ------------      -------------
        Total revenue                            $ 36,574          $ 38,088        $ 74,794           $ 74,846
                                             =============      ============    ============      =============


     Revenue increased by $1,514, or 4%, from $36,574 to $38,088 for the three months ended June 30, 2002 from the three months ended June 30, 2001. Revenue increased by $52 from $74,794 to $74,846 for the six months ended June 30, 2002 from the six months ended June 30, 2001. The primary reasons for the increase in revenue for the quarter and six months ended June 30, 2002 as compared to the same periods in 2001 were increases in laundry commercial sales and MicroFridge(R) sales. The increase in the sales of laundry equipment was primarily due to further penetration of the government military market. The MicroFridge(R) segment has exceeded prior year revenue in the academic and military markets. These MicroFridge(R) increases versus the second quarter of 2001 were created in part by the success of the Company at targeting and selling to colleges and universities, which we believe, had delayed capital spending for over a year. The MicroFridge(R) hotel division failed to reach its level of 2001 second quarter sales. We believe this decrease in hotel sales as compared to last year continue to be due to less construction and a very cautious investment approach in the hotel industry, which has been the market condition since the third quarter of 2001. Laundry route revenue for the quarter and six months ended June 30, 2002 is essentially the same as in 2001 for the same periods due to the timing of replacing terminated unprofitable accounts. The MicroFridge(R) rental revenue continues to decrease, as compared to last year, as a result of the planned program to discontinue renting units to students, which has been less profitable for the Company, and shifting this revenue stream to equipment sales.

     Route Related Expenses. Route related expenses include rent paid to route clients as well as those costs associated with installing and servicing machines and the costs of collecting, counting and depositing route revenue. Route related expenses decreased $413, or 2%, to $17,937 for the three months ended June 30, 2002 from the three months ended June 30, 2001, and $926, or 2%, to $36,887 for the six months ended June 30, 2002 from the six months ended June 30, 2001. These decreases in route related expenses for the quarter and six months ended June 30, 2002 correspond to improvements in the percentage of rent and other related expenses to revenue. These improvements have occurred in part as new and renegotiated route contracts have lower rent rates payable to property owners, or managers and, in part as programs to reduce labor and other operating expenses are successful.

     Depreciation and Amortization. Depreciation and amortization decreased by $686, or 14%, to $4,287 for the three months ended June 30, 2002 from the three months ended June 30, 2001, and $1,425, or 14%, to $8,468 for the six months ended June 30, 2002 from the six months ended June 30, 2001. The decrease was primarily attributable to the exclusion of goodwill amortization of $706 and $1,412 for the quarter and six months ended June 30, 2002 as compared to the prior year, pursuant to FAS 142.

     Cost of product sold. Cost of product sold consists primarily of the cost of laundry equipment, MicroFridge(R) equipment, parts and supplies sold. Cost of product sold increased $1,352, or 21%, to $7,737 for the three months ended June 30, 2002 from the three months ended June 30, 2001, and $967, or 8%, to $13,245 for the six months ended June 30, 2002 from the six months ended June 30, 2001. This variance from 2001 is primarily the result of increased sales of laundry and MicroFridge(R) equipment for the second quarter and year to date. As a percentage of total equipment sales, cost of sales has remained the same as 2001 for both periods.

     Selling, General and Administration Expenses. Selling, general and administration expenses increased by $795, or 16%, to $5,687 for the three months ended June 30, 2002 from the three months ended June 30, 2001, and $730, or 7% for the six months ended June 30, 2002 from the six months ended June 30, 2001. This increase is attributable primarily to increases in reserves for doubtful accounts and salesmen's commissions. The increase in the reserve for doubtful accounts as compared to the second quarter of 2001 was deemed necessary as the Company's hotel customer base continues to experience difficulties caused by the decrease in domestic travel. Salesmen's commissions have increased as compared to the second quarter of 2001 as a result of increases in laundry and MicroFridge(R) equipment sales. Also included in administration expenses for the first six months of 2002 were the consulting and accounting fees associated with implementing FAS 142.

     Interest and Other Expense. Interest and other expense, net of interest and other income, decreased by $329, or 25%, to $975 for the three months ended June 30, 2002 from the three months ended June 30, 2001, and $865, or 31%, to $1,945 for the six months ended June 30, 2002 from the six months ended June 30, 2001. This decrease is attributable primarily to a decrease in the Company's funded debt balance, and lower interest rates charged the Company during 2002 as compared to a year ago. The current and long term portions of funded debt and capital lease obligations have decreased $11,080 since June 30, 2001, from $73,880 to $62,800. Also included in interest expense for the six months ended June 30, 2002 is a loss of $220 to the decrease in the fair market value of the January 2002 interest rate swap agreement.

     Provision for Income Taxes. The provision for income taxes increased by $258, or 73%, to $609 for the three months ended June 30, 2002 from the three months ended June 30, 2001, and $511, or 59%, for the six months ended June 30, 2002 from the six months ended June 30, 2001. This increase is due to the corresponding increase in taxable income from $670 for the three months ended June 30, 2001 to $1,465 for the three months ended June 30, 2002 and from $1,770 for the six months ended June 30, 2001 to $3,341 for the six months ended June 30, 2002. As a percentage of income before the provision for income taxes, tax expense has decreased from 52% and 49% for the three and six month periods ended June 30, 2001 to 41% for the same periods in 2002. This decrease in the effective tax rate is due to non-deductible expenses, primarily goodwill, making up a smaller portion of total taxable income as a result of the adoption of FAS 142 on January 1, 2002.

Seasonality

     The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market represent approximately 25% of the Company's total revenue. Route and rental revenues are derived substantially during the school year which includes the first, second and fourth calendar quarters. Conversely, the Company increases its operating expenditures and inventory levels during the third calendar quarter, when colleges and universities are not in session, as a result of Mac-Gray's increased product installation activities. Product sales, principally MicroFridge(R), to this market are also higher during the third calendar quarter.

Liquidity and Capital Resources (Dollars in thousands)

     Mac-Gray's primary source of cash since December 31, 2001 has been funds generated from operating activities. The Company's primary uses of cash have been the purchase of new laundry equipment, MicroFridge(R) equipment, reprographics equipment, card based payment systems, and reduction of bank debt. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest and principal payments on any outstanding indebtedness, as well as capital expenditures. To help mitigate the effect of possible higher interest rates in the future, on February 18, 2000, the Company negotiated interest rate swaps that fixed the interest rates on $20,000 of outstanding borrowings for 3 years and $20,000 of outstanding borrowings for 5 years. On January 9, 2002, the Company terminated the $20,000 swap that was to expire in 2003 and entered into a $20,000 swap expiring in February 2004, bearing a lower interest rate. The Company has calculated the impact on earnings of the swap in compliance with FAS
133. For the six months ended June 30, 2002, the effect on income was a charge of $220.

     Cash flows provided by operations were $13,131 and $6,621 for the six months ended June 30, 2002 and 2001, respectively. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, offset by route rent, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The increase from 2001 to 2002 is primarily attributable to the increase in net income and the ordinary changes in working capital.

     Cash used in investing activities was $4,971 and $4,142 for the six months ended June 30, 2002 and 2001, respectively. Capital expenditures were $5,581 and $4,885 for the six months ended June 30, 2002 and 2001, respectively. The increase in capital expenditures was due to more laundry equipment being placed in service and replaced in the six-month period ending June 30, 2002 as compared to the same period a year ago.

     Net cash flows from financing activities consist primarily of proceeds from and repayments of bank borrowing, capital lease obligations, and other long-term debt, netting to a reduction of the revolving line of credit and other debt of $7,605 for the six months ending June 30, 2002. This decrease was due to an increase in net income and improved overall management of working capital.

     The 2000 Senior Secured Credit Facility provides for borrowings of up to $100,000 consisting of borrowings under a three-year revolving line of credit of up to $65,000 and a five-year $35,000 Senior Secured Term Loan Facility. Primarily through principal payments made quarterly since the inception of the 2000 Senior Secured Credit Facility, the $35,000 Senior Secured Term Loan Facility has been reduced to $20,300. As of June 30, 2002, the amount available under the 2000 Senior Secured Credit Facility was $24,127. The average interest rate was approximately 5.9% for the period ended June 30, 2002, compared with approximately 7.9% for the period ended June 30, 2001.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The Company held its annual meeting of stockholders on May
              22, 2002.

         (b)  The following directors were reelected:

              Thomas E. Bullock
              Jerry A. Schiller

              The following directors continued on in office after the annual stockholders meeting:

              Stewart G. MacDonald, Jr.
              John P. Leydon
              William M. Crozier, Jr.


         (c) The only matter voted upon at the annual meeting was the election of the two Directors to hold office until the annual meeting of stockholders to be held in 2005. The vote cast was tabulated using proxies representing 8,123,268 shares, or 63.2 percent of the eligible voting shares. The results of the vote were as follows:

              Election/Approval             Number of Shares/Votes
                                   For               Against         Abstained

              Thomas E. Bullock  8,006,418          116,850              0
              Jerry A. Schiller  7,929,818          193,450              0


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         10.1 June 7, 2002 Second Amendment to Revolving Credit and Term Loan Agreement.


(b)      Reports:

         None

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                  MAC-GRAY CORPORATION
August 14, 2002                   /s/  Michael J. Shea
                                  --------------------
                                  Michael J. Shea
                                  Executive Vice President, Chief
                                    Financial Officer and Treasurer
                                    (On behalf of registrant and as principal
                                    financial officer)

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. section. 1350, as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002

         In connection with the filing of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the "Report") by each of the undersigned officers of Mac-Gray Corporation (the "Company"), the undersigned, as the Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     o    the Report fully  complies with the  requirements  of Section 13(a) or
          Section 15(d) of the Securities Exchange Act of 1934; and

     o the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



         Dated: August 14, 2002                 /s/  Stewart G. MacDonald, Jr.
                ---------------                 ------------------------------
                                                Name: Stewart G. MacDonald, Jr.
                                                Title:  Chief Executive Officer

         Dated: August 14, 2002                 /s/  Michael J. Shea
                ---------------                 ------------------------------
                                                Name: Michael J. Shea
                                                Title:  Chief Financial Officer