Form 10-Q
period 2002-09-30
MAC-GRAY CORP
filed 2002-11-14
CIK 1038280

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
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

        The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 13, 2002:

Class Common Stock, $.01 Par Value	Number of shares 12,674,020

Item 1.    Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2001	September 30, 2002 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,225	$4,688
Trade receivables, net of allowance for doubtful accounts	7,729	9,002
Inventory of finished goods	4,557	7,113
Prepaid expenses, route rent and other current assets	9,772	8,885

Total current assets	27,283	29,688
Property, plant and equipment, net	75,598	75,333
Intangible assets, net	47,912	46,190
Prepaid expenses, route rent and other assets	17,102	13,401

Total assets	$167,895	$164,612

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$7,647	$8,724
Trade accounts payable and accrued expenses	9,478	8,138
Accrued route rent	7,990	8,398
Deferred revenues and deposits	1,973	1,215

Total current liabilities	27,088	26,475
Long-term debt and capital lease obligations	62,572	56,441
Deferred income taxes	15,105	16,538
Deferred retirement obligation	645	567
Other liabilities	1,911	2,377
Commitments and contingencies (Note 4)	—	—
Stockholders' equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 12,649,318 outstanding at December 31, 2001, and 13,443,754 issued and 12,671,009 outstanding at September 30, 2002)	134	134
Additional paid in capital	68,540	68,540
Accumulated other comprehensive loss	(1,911)	(1,978)
Retained earnings	3,158	4,609

	69,921	71,305
Less common stock in treasury, at cost	(9,347)	(9,091)

Total stockholders' equity	60,574	62,214

Total liabilities and stockholders' equity	$167,895	$164,612

The accompanying notes are an integral part of these condensed consolidated financial statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Revenue:
Route revenue	$25,632	$24,852	$79,664	$78,300
Sales	12,606	10,374	30,502	29,517
Other	736	721	3,602	2,976

Total revenue	38,974	35,947	113,768	110,793

Cost of revenue:
Cost of route revenues	17,841	17,379	55,654	54,266
Depreciation and amortization	4,515	3,906	14,408	12,374
Cost of product sold	8,674	6,863	20,952	20,108

Total cost of revenue	31,030	28,148	91,014	86,748

Selling, general and administration expenses	5,439	5,486	15,669	16,446

Income from operations	2,505	2,313	7,085	7,599
Interest and other expense, net	1,277	1,276	4,087	3,221

Income before provision for income taxes and effect of change in accounting principle	1,228	1,037	2,998	4,378
Provision for income taxes	599	444	1,470	1,826

Net income before effect of change in accounting principle	629	593	1,528	2,552
Effect of change in accounting principle — net of taxes	—	—	—	(906)

Net income	$629	$593	$1,528	$1,646

Net income per common share before the effect of change in accounting principle — basic and diluted	$0.05	$0.05	$0.12	$0.20

Net income per common share — basic and diluted	$0.05	$0.05	$0.12	$0.13

Weighted average common shares outstanding — basic	12,646	12,665	12,646	12,657

Weighted average common shares outstanding — diluted	12,646	12,666	12,646	12,661

The accompanying notes are an integral part of these condensed consolidated financial statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except share data)

	Common stock						Treasury Stock
					Accumulated Other Comprehensive Loss
	Number of shares	Value	Additional Paid in Capital	Retained Earnings		Comprehensive Income	Number of shares	Cost	Total
Balance, December 31, 2001	13,443,754	$134	$68,540	$3,158	$(1,911)		794,436	$(9,347)	$60,574
Net income				1,646		$1,646			1,646
Other comprehensive income:
Unrealized loss on derivative instruments, net of tax of $45					(67)	(67)			(67)

Comprehensive income						$1,579

Stock issuance—Employee Stock Purchase Plan				(130)			(14,141)	167	37
Stock granted to directors				(65)			(7,550)	89	24

Balance, September 30, 2002	13,443,754	$134	$68,540	$4,609	$(1,978)		772,745	$(9,091)	$62,214

The accompanying notes are an integral part of these condensed consolidated financial statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended September 30,
	2001	2002
Cash flows from operating activities:
Net income	$1,528	$1,646
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	15,303	13,205
Effect of change in accounting principle	—	906
Gain on sale of assets	(80)	(223)
Deferred income taxes	964	1,516
Director stock grant	27	24
Increase in accounts receivable	(3,710)	(1,273)
Increase in inventory	(2,855)	(2,556)
(Increase) decrease in prepaid expenses, route rent and other assets	(776)	2,989
Decrease in accounts payable, accrued route rent and accrued expenses	(1,398)	(533)
Decrease in deferred revenues and customer deposits	(1,106)	(758)

Net cash flows provided by operating activities	7,897	14,943

Cash flows from investing activities:
Capital expenditures	(9,229)	(10,156)
Proceeds from sale of property and equipment	804	701

Net cash flows used in investing activities	(8,425)	(9,455)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,314)	(961)
Payments on line-of-credit, net	912	(4,805)
Principal payment on other liabilities	(180)	(78)
Financing costs	—	(218)
Proceeds from issuance of common stock	—	37
Proceeds from exercise of stock options	3	—

Net cash flows used in financing activities	(579)	(6,025)

Decrease in cash and cash equivalents	(1,107)	(537)
Cash and cash equivalents, beginning of period	6,715	5,225

Cash and cash equivalents, end of period	$5,608	$4,688

The accompanying notes are an integral part of these condensed consolidated financial statements

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and rule 10-01 of Regulation S-X. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of the management of Mac-Gray Corporation (the "Company" or "Mac-Gray"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) which are necessary to present fairly the Company's financial position, the results of its operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's fiscal 2001 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

        The Company generates the majority of its revenue from card and coin-operated laundry equipment located in the Northeastern, Midwestern and Southeastern United States. A significant portion of its revenue is also derived from the sale and lease of the Company's MicroFridge® product lines. The Company's principal customer base is the multi-housing market, which consists of apartments, condominium units, colleges and universities, military bases, hotels and motels. The Company also sells, services and leases commercial laundry equipment to commercial laundromats and institutions. The majority of the Company's purchases of laundry equipment are from one supplier. The Company also derives a portion of its revenue from card and coin-operated reprographic equipment.

2. Long Term Debt

        The revolving line of credit and term loan facility (the "2000 Senior Secured Credit Facility") provides for borrowings of up to $100,000. The 2000 Senior Secured Credit Facility provides for borrowings under a three-year revolving line of credit of up to $65,000, and includes a five-year $35,000 Senior Secured Term Loan Facility.

        As of September 30, 2002, the amount available under the 2000 Senior Secured Credit Facility was $22,052.

        The 2000 Senior Secured Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The 2000 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2000 Senior Secured Credit Facility is subject to certain financial and operational covenants with which the Company was in compliance at September 30, 2002. The Company is also required to pay an amount equal to 75% of the Excess Cash Flow, as defined, for each fiscal year provided that the funded debt ratio for each of the preceding four fiscal quarters was greater than 1.50 to 1. This payment is first used to reduce the Senior Secured Term Facility with any remaining amounts used to reduce the revolving line of credit. The Company made Excess Cash Flow payments of $2,200 and $1,500 in 2001 and 2002, respectively.

        The 2000 Senior Secured Credit Facility contains a commitment fee equal to 0.375% per annum of the average daily unused portion of the Credit Facility.

        On June 7, 2002, the Company negotiated an extension of the revolving line of credit portion of 2000 Senior Secured Credit Facility to July 2, 2004. There were no other changes to the 2000 Senior Secured Credit Facility in connection with this extension.

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

        The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At September 30, 2002, the fair value of the interest rate swaps was a loss of $2,377, net of related income taxes. The unrealized loss for the nine months ended September 30, 2002 of $67, net of related income taxes of $45, was recorded as a component of other comprehensive income. Interest expense recorded during the nine months ended September 30, 2002 related to the terminated swap agreement and the ineffective portion of the February 2004 swap agreement was $399. The fair value of the interest rate swaps is included in other liabilities.

        Required payments under the 2000 Senior Secured Credit Facility are as follows:

2002 (Three months)	$3,500
2003	7,500
2004	50,945
2005	800

$62,745

        Long-term debt also includes various notes payable totaling $1,775 at December 31, 2001, and $1,314 at September 30, 2002.

3. Adoption of FAS 142

        On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 ("FAS 142")—"Goodwill and Other Intangible Assets." The Company engaged an independent third-party business appraisal firm to assist in this process. After their review of information provided by the Company and obtained from public sources, the outside firm performed a fair market valuation of the Company's Laundry and Reprographics, and MicroFridge® segments. These segments represent the Company's reporting units under FAS 142. Upon the completion of this evaluation it was determined that the fair value of the Laundry and MicroFridge® reporting units exceeded their book value, therefore no impairment of goodwill occurred in these reporting units. However, due to the continued decline in the services of the reprographics reporting unit as a result of expanding use of the Internet in college and public libraries, and access to free laser printers, the book value of the reprographics reporting unit exceeded the fair value, resulting in a non-cash write-off of the remaining book value of the reporting unit's goodwill in the period ended March 31, 2002, of $906, or $0.07 per share. In accordance with FAS 142, this has been recorded as the effect of a change in accounting principle.

        Following is the impact on earnings of implementing FAS 142 on the period ended September 30, 2002, and what the impact on the same period in 2001 would have been:

	For the three months ended September 30,
	2002	2002 per share	2001	2001 per share
Reported earnings	$593	$0.05	$629	$0.05
Add: Goodwill amortization—net of taxes	—	—	494	0.04

	$593	$0.05	$1,123	$0.09

	For the nine months ended September 30,
	2002	2002 per share	2001	2001 per share
Reported earnings	$1,646	$0.13	$1,528	$0.12
Add: One-time charge to comply with new accounting standard—net of taxes	906	0.07	—	—

	2,552	0.20	1,528	0.12
Add: Goodwill amortization—net of taxes	—	—	1,509	0.12

	$2,552	$0.20	$3,037	$0.24

        After the write-off of the goodwill associated with the reprographics segment, the remaining goodwill, which will not be further amortized, and intangible assets to be amortized, are:

	As of September 30, 2002
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry	$37,718		$37,718
MicroFridge®	1,330		1,330

	39,048		39,048

Intangible assets:
Laundry and reprographics
Non-compete agreements	4,482	$3,341	1,141
Contract rights	9,060	3,867	5,193
Deferred financing costs	1,852	1,044	808

	15,394	8,252	7,142

Total intangible assets	$54,442	$8,252	$46,190

        Estimated future amortization expense of intangible assets consists of the following:

2002 (three months)	$339
2003	1,296
2004	1,072
2005	774
2006	668
Thereafter	2,993

$7,142

        Amortization of intangible assets for the nine months ended September 30, 2002 and 2001 was $1,020 and $1,079, respectively.

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

        In October, 2001, the FASB issued Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," ("FAS 144"). FAS 144 supercedes FASB Statement No. 121 ("FAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, on January 1, 2002. The adoption of this standard did not have any impact on the Company's financial position or results of operations.

        In April 2002, the FASB issued Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds FAS 4, "Reporting Gains and Losses from Extinguishment of Debt", FAS  44, "Accounting For Intangible Assets of Motor Carriers", and FAS 64 (an amendment of FAS 4), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends FAS 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. The amendment to FAS 13 and other technical amendments will be effective for all transactions occurring and financial statements issued after May 15, 2002. The remaining provisions of FAS 145 are required to be adopted for fiscal years beginning after May 15, 2002. Management is currently determining what effect, if any, FAS 145 will have on its financial position and results of operations.

        In June 2002, the FASB issued Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"), which eliminates Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions on FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. Management is currently determining what effect, if any, FAS 146 will have on its financial position and results of operations.

6. Earnings Per Share

        A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Three Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to common stockholders—basic	$593	12,665	$0.05

Effect of dilutive securities:
Stock options		1

Net income available to common stockholders—diluted	$593	12,666	$0.05

	For the Three Months Ended September 30, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to common stockholders—basic	$629	12,646	$0.05

Effect of dilutive securities:
Stock options		—

Net income available to common stockholders—diluted	$629	12,646	$0.05

	For the Nine Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to common stockholders—basic	$1,646	12,657	$0.13

Effect of dilutive securities:
Stock options		4

Net income available to common stockholders—diluted	$1,646	12,661	$0.13

	For the Nine Months Ended September 30, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to common stockholders—basic	$1,528	12,646	$0.12

Effect of dilutive securities:
Stock options		—

Net income available to common stockholders—diluted	$1,528	12,646	$0.12

7. Segment Information

        The Company operates three business units which are based on the Company's different product and service categories: Laundry, MicroFridge® and Reprographics. These three business units have been aggregated into two reportable segments ("Laundry and Reprographics" and "MicroFridge®"). The Laundry and Reprographics business units have been aggregated into one reportable segment (Laundry and Reprographics) since many operating functions of the laundry and reprographics operations are integrated. The Laundry business unit provides coin and card-operated laundry equipment to multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Laundry business unit also operates as a distributor of and provides service to commercial laundry equipment in public laundromats, as well as institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities. The Reprographics business unit provides coin and card-operated reprographics equipment to academic and public libraries. The MicroFridge® segment sells and leases its own patented and proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes colleges and universities, government, hotel, motel and assisted living facilities.

        There are no intersegment revenues.

        The table below presents information about the reported operating income of Mac-Gray for the three and nine months ended September 30, 2002 and 2001.

	For the three months ended September 30, 2001	For the three months ended September 30, 2002	For the nine months ended September 30, 2001	For the nine months ended September 30, 2002
Revenues:
Laundry and Reprographics	$29,599	$28,436	$92,772	$92,326
MicroFridge®	9,375	7,511	20,996	18,467

Total	38,974	35,947	113,768	110,793
Gross Margin:
Laundry and Reprographics	5,021	5,523	16,170	18,583
MicroFridge®	2,923	2,276	6,584	5,462

Total	7,944	7,799	22,754	24,045
Selling, general and administrative expenses	5,439	5,486	15,669	16,446
Interest and other expenses, net	1,277	1,276	4,087	3,221

Income before provision for taxes and effect of change in accounting principle	$1,228	$1,037	$2,998	$4,378

	December 31, 2001	September 30, 2002
Assets
Laundry and Reprographics	$136,994	$135,903
MicroFridge®	23,569	22,825

Total for reportable segments	160,563	158,728
Corporate(1)	6,488	5,123
Deferred income taxes	844	761

Total assets	$167,895	$164,612

(1)
Principally cash, prepaid expenses and property, plant & equipment.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company's current views about future events and financial performance. Investors should not rely on forward-looking statements because they are subject to a variety of factors that could cause actual results to differ materially from the Company's expectations. Factors that could cause or contribute to such differences include, but are not limited to: ability to meet future capital requirements to replace equipment and implement new technology; dependence upon certain suppliers, such as Maytag Corporation; lease renewals; retention of senior executives; market acceptance of new products and services; implementation of acquisition strategy; integration of acquired businesses; and those factors discussed in Mac-Gray's filings with the Securities and Exchange Commission ("SEC"). The historical financial information presented herein represents the consolidated results of Mac-Gray. The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto presented elsewhere in this report and with the annual financial statements and related notes previously filed by Mac-Gray with the SEC on its Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

        Mac-Gray derives its revenue principally through the operation and maintenance of laundry equipment in multi-housing units, including laundry and MicroFridge® products. Mac-Gray also operates card/coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge® equipment under long-term leases with property owners, colleges and universities and governmental agencies. Mac-Gray's laundry services segment is comprised of revenue-generating laundry machines, operated in approximately 31,000 multi-housing laundry rooms located in 30 states and the District of Columbia. Mac-Gray's reprographics segment is concentrated in the northeastern United States, the Mid-Atlantic, Florida and the Midwest.

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

        The MicroFridge® segment derives revenue through the sale and rental of its MicroFridge® products to colleges and universities, military bases, the hotel and motel market, and assisted living facilities.

Results of Operations (Dollars in thousands)

Three and nine months ended September 30, 2002 compared to three and nine months ended September 30, 2001.

  Revenue.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2002	2001	2002
Laundry	$28,461	$27,410	$88,447	$88,217
Reprographics	1,138	1,026	4,325	4,109

Total Laundry & Reprographics	29,599	28,436	92,772	92,326
MicroFridge® equipment sales	9,152	7,376	18,934	17,179
MicroFridge® rental	223	135	2,062	1,288

Total MicroFridge®	9,375	7,511	20,996	18,467

Total revenue	$38,974	$35,947	$113,768	$110,793

        Revenue decreased by $3,027, or 8%, from $38,974 to $35,947 for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Revenue decreased by $2,975, or 3%, from $113,768 to $110,793 for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. The primary reasons for the decrease in revenue for the three months ended September 30, 2002 as compared to same period in 2001, were shortfalls in the MicroFridge and Commercial Laundry sales businesses and, to a lesser extent, shortfalls in the laundry and reprographic route businesses. Although the Company's total revenues were greater for the six month period ended June 30, 2002 than the prior year, the shortfalls in the three months ended September 30, 2002 have resulted in the Company being less than the total revenues of 2001 for the nine months ended September 30, 2002. The largest contributor to the three months ended September 30, 2002 revenue shortfall as compared to 2001 was the MicroFridge business in the Academic market, which continues to experience cancelled or delayed capital spending by colleges and universities, as well as increased competition. Despite being slightly ahead of 2001 at the end of the second quarter, revenue from the Academic segment during the summer months of 2002, when the Company normally experiences its highest sales to academic customers, was 34% behind the same period in 2001. For the nine-month period the Academic segment was 22% behind 2001. Also falling short of prior year revenue in the three months ended September 30, 2002 and year to date was the MicroFridge Hotel and Assisted Living business segments which were a combined 24% behind 2001 for both the three months ended and nine months ended September 30, 2002. The Commercial Laundry Sales Division experienced a decrease in the three months ended September 30, 2002 of 14% as compared to 2001, but remains slightly ahead of 2001 for the nine months ended September 30, 2002. Although the Company has experienced success during the year at further penetrating the government military market, its sales to laundromat operators have decreased for the nine months ended September 30, 2002 as compared to 2001 primarily due to the overall sluggish economy and the difficulty several of these customers are having obtaining financing for expansion and renovation. The laundry and reprographic route segments experienced a combined 2% decline in the three months ended September 30, 2002 as compared to 2001, and a 1% decline for the nine months ended September 30, 2002. The primary reasons for these declines were a decrease in the number of reprographic accounts, an increase in laundry route price competition in which the Company declined to participate, and slight declines in certain individual laundry room revenue, likely caused by increased housing vacancy rates in parts of the country. The Company began earlier in 2002 to renegotiate several reprographic account contracts; some success was achieved but several accounts were terminated when satisfactory terms could not be reached. We also terminated several reprographic accounts which did not provide the level of business to make them serviceable. Although revenue is slightly decreasing as some account contracts are terminated, profitability should improve. The MicroFridge Government sales segment exceeded 2001 in the three months ended September 30, 2002 by 14% and for the nine-month period by 38%, as the Company continues to take advantage of its relationship at military base installations as renovations of living space continue.

        Route Related Expenses.    Route related expenses include rent paid to route clients as well as those costs associated with installing and servicing machines and the costs of collecting, counting and depositing route revenue. Route related expenses decreased $462, or 3%, to $17,379 for the three months ended September 30, 2002 from the three months ended September 30, 2001, and $1,388, or 2%, to $54,266 for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. These decreases in route related expenses for the three and nine months ended September 30, 2002 correspond to improvements in the percentage of rent and other related expenses to route revenue. These improvements have occurred in part as new and renegotiated route contracts have lower rent rates payable to property owners, or managers and, in part, as programs to reduce labor and other operating expenses are successful.

        Depreciation and Amortization.    Depreciation and amortization decreased by $609, or 13%, to $3,906 for the three months ended September 30, 2002 from the three months ended September 30, 2001, and $2,034, or 14%, to $12,374 for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. The decrease was primarily attributable to the exclusion of goodwill amortization of $706 and $2,118 for the quarter and nine months ended September 30, 2002 as compared to the prior year, pursuant to FAS 142.

        Cost of Product Sold.    Cost of product sold consists primarily of the cost of laundry equipment, MicroFridge® equipment, parts and supplies sold. Cost of product sold decreased $1,811, or 21%, to $6,863 for the three months ended September 30, 2002 from the three months ended September 30, 2001, and $844, or 4%, to $20,108 for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. As a percentage of sales, cost of product sold has decreased from 69% to 66% for the three months ended September 30, 2002 as compared to the same period in 2001. For the nine months ended September 30, 2002, this percentage has improved from 69% of product sold to 68%, as compared to 2001. These improvements in the margin related to the sale of laundry and MicroFridge equipment are due primarily to the mix of product sold and to whom it was sold. The Company has resisted lowering sales prices of products simply to increase sales and, in the process has protected, and on average, improved its gross margin.

        Selling, General and Administration Expenses.    Selling, general and administration expenses increased by $47, or 1%, to $5,486 for the three months ended September 30, 2002 from the three months ended September 30, 2001, and $777, or 5%, to $16,446 for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. This increase of $777 for the nine months ended September 30, 2002 is primarily attributable to an increase in the reserve for doubtful accounts, which occurred during the first half of the year. This increase in the reserve for doubtful accounts as compared to the first nine months of 2001 was necessary as the Company's MicroFridge hotel customer base continues to experience difficulties caused by the decrease in domestic travel. Also included in the first nine months of 2002 were the consulting and accounting fees associated with implementing FAS 142, which were not similarly incurred in 2001.

        Interest and Other Expense.    Interest and other expense, net of interest and other income, decreased by $1 to $1,276 for the three months ended September 30, 2002 from the three months ended September 30, 2001, and $866, or 21%, to $3,221 for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. This decrease is attributable primarily to a decrease in the Company's funded debt balance, and lower interest rates during 2002 as compared to a year ago. The current and long term portions of funded debt and capital lease obligations have decreased $12,468 since September 30, 2001, from $77,633 to $65,165. Also included in interest expense for the nine months ended September 30, 2002 is a loss of $399 related to the terminated swap agreement and the ineffective portion of the February 2004 swap agreement.

        Provision for Income Taxes.    The provision for income taxes decreased by $155, or 26%, to $444 for the three months ended September 30, 2002 from the three months ended September 30, 2001, and increased $356, or 24%, to $1,826 for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. These changes are due to the corresponding decrease and increase in taxable income for the three months and nine months ended September 30, 2002 as compared to the same periods in 2001, respectively. As a percentage of income before the provision for income taxes, tax expense has decreased from 49% for the three and nine month periods ended September 30, 2001 to 43% and 42%, respectively, for the same periods in 2002. This decrease in the effective tax rate is due to non-deductible expenses, primarily goodwill amortization, making up a smaller portion of total taxable income as a result of the elimination of such amortization due to the adoption of FAS 142 on January 1, 2002.

Seasonality

        The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market represent approximately 25% of the Company's total revenue. Route and rental revenues from colleges and universities are derived substantially during the school year which includes the first, second and fourth calendar quarters. Conversely, the Company increases its operating expenditures and inventory levels during the third calendar quarter, when colleges and universities are not in session, as a result of Mac-Gray's increased product installation activities. Product sales, principally MicroFridge®, to this market are also traditionally higher during the third calendar quarter.

Liquidity and Capital Resources (Dollars in thousands)

        Mac-Gray's primary source of cash since December 31, 2001 has been funds generated from operating activities. The Company's primary uses of cash have been the purchase of new laundry equipment, MicroFridge® equipment, reprographics equipment, card based payment systems, and reduction of bank debt. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest and principal payments on any outstanding indebtedness, as well as capital expenditures and other purposes. To help mitigate the effect of possible higher interest rates in the future, on February 18, 2000, the Company negotiated interest rate swaps that fixed the interest rates on $20,000 of outstanding borrowings for 3 years and $20,000 of outstanding borrowings for 5 years. On January 9, 2002, the Company terminated the $20,000 swap that was to expire in 2003 and entered into a $20,000 swap expiring in February 2004, bearing a lower interest rate. The Company has calculated the impact on earnings of the swap in compliance with FAS 133. For the nine months ended September 30, 2002, the effect on income was a non-cash charge of $399.

        Cash flows provided by operations were $14,943 and $7,897 for the nine months ended September 30, 2002 and 2001, respectively. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, offset by route rent, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The increase from 2001 to 2002 is primarily attributable to the ordinary changes in working capital. The $2,989 decrease in prepaid expenses and other assets is due primarily to the collection of lease receivables in the MicroFridge® division.

        Cash used in investing activities was $9,455 and $8,425 for the nine months ended September 30, 2002 and 2001, respectively. Capital expenditures were $10,156 and $9,229 for the nine months ended September 30, 2002 and 2001, respectively. The increase in capital expenditures was due to more laundry equipment being placed in service and replaced in the nine-month period ending September 30, 2002 as compared to the same period a year ago.

        Net cash flows from financing activities consist primarily of proceeds from and repayments of bank borrowing, capital lease obligations, and other long-term debt, netting to a reduction of the revolving line of credit and other debt of $6,025 for the nine months ending September 30, 2002. This decrease was due primarily to improved cash flows from operations and excess cash flow payments under the terms of the 2000 Senior Secured Credit Facility.

        The 2000 Senior Secured Credit Facility provides for borrowings of up to $100,000 consisting of borrowings under a three-year revolving line of credit of up to $65,000 and a five-year $35,000 Senior Secured Term Loan Facility. Primarily through principal payments made quarterly since the inception of the 2000 Senior Secured Credit Facility, the $35,000 Senior Secured Term Loan Facility has been reduced to $20,300. As of September 30, 2002, the amount available under the 2000 Senior Secured Credit Facility was $22,052. The average interest rate was approximately 5.8% for the period ended September 30, 2002, compared with approximately 7.7% for the period ended September 30, 2001.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. There have been no material changes in market risk exposures from the information disclosed in the Form 10-K for the year ended December 31, 2001.

Item 4.

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the filing date of this Form 10-Q (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

(b) Changes in Internal Controls

        The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company's transactions are properly recorded, that the Company's assets are safeguarded against unauthorized or improper use and that the Company's transactions are properly recorded and reported. As part of the Company's disclosure controls and procedures, the Company evaluated its internal controls. There were no significant changes to the Company's internal controls or other factors that could significantly affect the controls subsequent to the Evaluation Date, nor were any corrective actions taken with regard to any significant deficiencies or material weaknesses.

20

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 6.    Exhibits and Reports on Form 8-K

        None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
November 14, 2002	/s/ MICHAEL J. SHEA Michael J. Shea Executive Vice President, Chief Financial Officer and Treasurer (On behalf of registrant and as principal financial officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION. 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the filing of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (the "Report") by each of the undersigned officers of Mac-Gray Corporation (the "Company"), the undersigned, as the Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

  •
  the Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  •
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002	/s/ STEWART G. MACDONALD, JR. Name: Stewart G. MacDonald, Jr. Title: Chief Executive Officer
Dated: November 14, 2002	/s/ MICHAEL J. SHEA Name: Michael J. Shea Title: Chief Financial Officer

Certification Pursuant to Rule 13a-14 or 15d-14 promulgated under the
Securities Exchange Act of 1934, as amended

I, Stewart G. MacDonald, Jr., Chief Executive Officer and Chairman of the Board of Directors, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Mac-Gray Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ STEWART G. MACDONALD, JR. Stewart G. MacDonald, Jr. Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Certification Pursuant to Rule 13a-14 or 15d-14 promulgated under the
Securities Exchange Act of 1934, as amended

I, Michael J. Shea, Chief Financial Officer and Treasurer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Mac-Gray Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MICHAEL J. SHEA Michael J. Shea Chief Financial Officer and Treasurer (Principal Financial Officer)

QuickLinks

INDEX
MAC-GRAY CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
MAC-GRAY CORPORATION CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited) (In thousands, except per share data)
MAC-GRAY CORPORATION CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited) (In thousands, except share data)
MAC-GRAY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
MAC-GRAY CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (In thousands, except per share data)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
SIGNATURE
Certification Pursuant to Rule 13a-14 or 15d-14 promulgated under the Securities Exchange Act of 1934, as amended
Certification Pursuant to Rule 13a-14 or 15d-14 promulgated under the Securities Exchange Act of 1934, as amended