Form 10-K
period 2002-12-31
MAC-GRAY CORP
filed 2003-03-28
CIK 1038280

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSIONS
Washington, D.C. 20549

FORM 10-K

        (Mark One)

        [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2002

        [    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934

For the transition period from _______ to _______

COMMISSION FILE NUMBER 1-13495

MAC-GRAY CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction incorporation or organization)	04-3361982 (I.R.S. Employer Identification No.)
22 WATER STREET, CAMBRIDGE, MASSACHUSETTS (Address of principal executive offices)	02141 (Zip Code)

        Registrant's telephone number, including area code (617) 492-4040

        Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes ___ No X

        The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 28, 2002 was $43,025,854.

        As of March 27, 2003, 12,681,980 shares of common stock of the registrant, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrants' Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003 are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

        Some of the statements made in this report under the captions "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report or in documents incorporated herein by reference are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," and other similar expressions. Investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond the Company's control and which could materially affect actual results, performance or achievements. Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, without limitations, the factors described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Investors should carefully review all of the factors described herein, which may not be an exhaustive list of the factors that could cause these differences.

Item 1. Business

        Mac-Gray was founded in 1927. Unless the context requires otherwise, all references in this Report to Mac-Gray or the Company shall mean Mac-Gray Corporation and its subsidiaries and predecessors. Mac-Gray Corporation (the "Company") was incorporated in Delaware in 1997.

        The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (the "SEC"). Company reports filed with the SEC are available at the SEC's website at www.sec.gov.

        The Company's corporate offices are located at 22 Water Street, Cambridge, Massachusetts 02141. The Company's telephone number is (617) 492-4040; its fax number is (617) 492-5386, and its email address for investor relations is ir@macgray.com. The address of the Company's Internet website is www.macgray.com. The information contained on our website is not included as a part of, or incorporated by reference into, this annual report on Form 10-K.

        Mac-Gray derives its revenue principally as a laundry facilities contractor for the multi-housing industry. Mac-Gray also sells and services commercial laundry equipment. Mac-Gray also sells refrigeration equipment under the trade name MicroFridge®. Mac-Gray also operates card/coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge® equipment under long-term leases with property owners, colleges and universities and governmental agencies. Mac-Gray's laundry services segment is comprised of revenue-generating laundry machines, operated in approximately 30,000 multi-housing laundry rooms located in 29 states and the District of Columbia. Mac-Gray's reprographics segment is concentrated in the northeastern United States, with smaller operations in the Mid-Atlantic, Florida and the Midwest.

        Mac-Gray also derives revenue as a distributor and servicer of commercial laundry equipment manufactured by The Maytag Corporation, and sells laundry equipment manufactured by The Dexter Company, Whirlpool Corporation, and American Dryer Corp. Additionally, the Company sells or rents laundry equipment to restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities.

        The MicroFridge® services segment derives revenue through the sale and rental of a family of patented combination refrigerator/freezer/ microwave ovens ("Units") to colleges and universities, military bases, the hotel and motel market, and assisted living facilities.

Laundry Services

        Mac-Gray believes that it is among North America's largest suppliers of card/coin-operated laundry equipment services in multi-housing facilities such as apartment buildings, colleges and universities and public housing complexes. Based upon Mac-Gray's ongoing survey of colleges and universities, the Company believes it is North America's largest supplier of such services to the college and university market. Mac-Gray owns or leases card/coin-operated washers and dryers in approximately 30,000 multi-housing laundry rooms located in 29 states and the District of Columbia. Mac-Gray also believes that it is the largest user and purchaser of commercial laundry products manufactured by The Maytag Corporation ("Maytag"), for both its own use and for resale.

        A substantial portion of Mac-Gray's revenue is derived as a laundry facilities contractor under long-term leases with property owners. Under Mac-Gray's long-term leases, the Company typically receives the exclusive right to service laundry rooms within a multi-housing property in exchange for a negotiated percentage of the revenue collected (referred to herein as "route rent"). During the past five years, Mac-Gray has been able to retain in excess of an average of 97% of its machine base per year, while also adding an average of approximately 4.0% per year to its machine base through internally generated growth. Mac-Gray believes that its ability to retain its existing machine base, while growing that base through internally generated growth in machine installations, is indicative of its service of, and attention to, property owners and managers. The Company has also been able to provide its customers with vending card and other technologies, and continues to invest in research and development of such technologies. The property owner or manager is usually responsible for maintaining and cleaning, as well as the security of the premises and payment of the utilities. Mac-Gray leases space within a property, in some instances improves the leased space with flooring, ceilings and other improvements ("betterments"), and then installs and services the laundry equipment and collects the payments. Mac-Gray sets and adjusts the vending pricing for its machines based upon local market conditions.

        Mac-Gray is also a significant distributor for several major laundry equipment manufacturers, primarily Maytag. As an equipment distributor, Mac-Gray sells commercial laundry equipment to public laundromats, as well as to the multi-unit housing industry. Mac-Gray is certified by the manufacturers to service the commercial laundry equipment that it sells. Mac-Gray also sells commercial laundry equipment directly to institutional purchasers, including hospitals, government bases, restaurants, and hotels, for use in their own on-premises laundry facilities.

        Mac-Gray also has established a leasing program for commercial laundry customers who choose neither to purchase equipment nor to become a laundry route customer. This program involves the leasing of commercial laundry equipment to customers who maintain their own laundry rooms.

        Mac-Gray has centralized its administrative, billing, marketing, purchasing and machine refurbishing operations at its corporate headquarters in Cambridge, Massachusetts. Mac-Gray also operates sales and/or service centers in Connecticut, Florida (three locations), Georgia, Illinois, Maine, New York (two locations), North Carolina, Texas, and New Jersey.

        Mac-Gray's laundry segment has certain intrinsic characteristics in both its industry and its customer base, including:

        Recurring Revenue.    Mac-Gray operates as a laundry facilities contractor under long-term leases with property owners. In addition, Mac-Gray's efforts are designed to maintain customer relationships over the long-term. These leases have an average length of seven years. During the past five years, Mac-Gray has been able to retain in excess of an average of 97% of these leases at the time of contract renewal.

        Diversified and Stable Customer Base.    Mac-Gray provides laundry services to approximately 30,000 laundry rooms located in 29 states in the Northeastern, Southeastern and Midwestern United States, as well as the District of Columbia. At December 31, 2002, no customer represented more than 1% of Mac-Gray's machine base. Mac-Gray serves customers in a number of market segments including apartment buildings, colleges and universities, condominiums and public housing complexes.

        Seasonality.    The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market represented approximately 25% of the Company's total revenue for 2002. Academic route and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, the Company increases its operating and capital expenditures during a significant portion of the third calendar quarter, when it has its greatest product installation activities, which is when most colleges and universities are not in session.

        Competition.    The card/coin-operated laundry services industry is highly competitive, capital intensive and requires the delivery of reliable and prompt service to customers. Mac-Gray believes that customers consider different factors in selecting a laundry service provider, including customer service, reputation, route rent rates (including advance rents) and a range of products and services. Mac-Gray believes that different types of customers assign varied weight to each of these factors and that no one factor materially influences a customer's selection of a laundry service provider. Within any given geographic area, Mac-Gray may compete with local independent operators, regional operators and multi-region operators. The industry is highly fragmented; consequently, Mac-Gray has grown by acquisitions, as well as through new machine placement. Mac-Gray believes that it is the third largest card/coin-operated laundry facilities contractor in North America.

        Impact of Economic Downturns.    As the United States economy experienced a downturn in 2002, the Company's laundry route business was only slightly affected. The Company believes that the national multi-housing vacancy rate increase, when weighted for the areas of the United States where the Company conducts business, negatively affected revenue by less than 1% in 2002. The apartment vacancy rates have increased in those southern states where the Company conducts business, particularly Florida, Georgia and North Carolina where the Company believes this increase in vacancy rates has led to a decline in revenue. Vacancy rates have not increased to the same extent in the Company's northern markets and the Company experienced revenue gains in those markets in 2002.

        Dependence On Suppliers.    The Company currently purchases a large portion of the equipment that it utilizes in its Laundry segment from Maytag. In addition, the Company derives a portion of its revenue, as well as certain competitive advantages, from its position as a distributor of Maytag commercial laundry products. The Company's relationship with Maytag began in 1927. Although the purchase and distribution agreements between the Company and Maytag are terminable by either party upon written notice, the Company has never had such an agreement terminated by Maytag. A termination of, or substantial revision of the terms of, the contractual arrangements or business relationships with Maytag could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

MicroFridge® Services

        On March 12, 1998, Mac-Gray acquired Intirion Corporation ("Intirion"). Intirion's business ("MicroFridge®") consists of supplying combination refrigerator/freezer/microwave ovens under the brand name MicroFridge® to multi-housing facilities such as colleges and universities, military bases, hotels, motels and assisted living facilities.

        The MicroFridge® product line is a family of patented combination refrigerator/freezer/ microwave ovens. The product's patented circuitry has proven to be an important feature for those customers who have concerns about electrical capacity and seek a safer alternative to hot plates and other cooking or heating appliances. MicroFridge® sales efforts have been focused on such "home-away-from-home" marketplaces as colleges and universities, military bases, hotels, motels and assisted living facilities.

        Mac-Gray believes that this product line enhances the Company's ability to provide multiple amenities to both its current customer base as well as future customers seeking one source to fill multiple needs.

        The MicroFridge® segment revenues are derived from both the sale and rental of MicroFridge® Units. Rental Units are leased to institutions, or individuals at institutions, on both long-term and annual bases. MicroFridge® brand products are sold to the hospitality lodging industry and assisted living market throughout the United States, directly and through an independent dealer network. In 2002, the second largest market was government living, consisting principally of military bases. In this market, the MicroFridge® product line is available through government contract with the General Services Administration and the U.S. Air Force. MicroFridge® Units have been installed at selected government facilities throughout the world. MicroFridge® Units are also sold and leased to colleges and universities across the United States. The academic living market is composed of more than 1,700 colleges and universities that have on-campus residence halls. Mac-Gray believes that it is the largest refrigerator/ microwave rental company serving the academic living market. Product sales to the academic living market are at their highest during the portions of the second and third quarters, when colleges and universities are not in session, making it more convenient for installation.

        The MicroFridge® segment maintains original equipment manufacturer ("OEM") arrangements with three primary manufacturers, Haier America Trading, LLC, Sanyo E&E Corporation ("Sanyo"), and Nisshin Industry Co. Ltd. The principal patent underlying the MicroFridge® product is held jointly by the MicroFridge® segment and Sanyo. MicroFridge®'s patented circuitry is marketed under the trade name Safe Plug®. In 1997, Sanyo signed a non-competition agreement with the MicroFridge® segment whereby Sanyo is precluded from entering the MicroFridge® market, provided that certain minimum annual quantities of products are purchased from Sanyo. These quantity requirements were met in 2002. The OEM agreement with Nisshin Industry Co. Ltd. is renewable year to year unless terminated with proper notice.

        The refrigerator/microwave industry is highly competitive. In addition to large direct sellers, the MicroFridge® segment also competes with the major retail stores and local and regional distributors who sell various brand-name compact refrigerators as well as microwave ovens in the markets served by MicroFridge®. Although the MicroFridge® segment holds a patent on combination units utilizing internal circuitry, there has been increased competition from "similar look" products utilizing an external circuitry control mechanism. There also exists local and regional competition in the MicroFridge® rental business. Management believes that its expertise gained from being the first entrant in the market enables it to compete effectively against new entrants in the combination appliance business. MicroFridge®'s principal competitors include Absocold, Avanti, General Electric, Sanyo Fisher Sales, Sears, Tatung, Home Depot, Lowe's, Wal-Mart, and several companies focused on the college rental marketplace.

Reprographics Services

        On April 23, 1998, Mac-Gray acquired the outstanding capital stock of Copico, Inc. ("Copico").

        Copico is a provider of card/coin-operated reprographics equipment and services to the academic and public library markets in New England, New York, the Mid-Atlantic, Florida, and the Midwest. Copico provides and services copiers and laser printers for the libraries of colleges, universities, graduate schools and public libraries. The reprographics services business segment represents less than 4% of the Company's total revenue.

        In December 1999, the Company recorded an impairment charge of $8,474,000 related to the long-lived assets, primarily goodwill, of the Copico business segment and, in 2002, as a result of the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", ("FAS 142"), an additional impairment charge of $906,000 was recorded against the remaining goodwill. During 2002, the Copico business segment either elected to not renew, or terminated contracts, with approximately 100 customers, which were either not sufficiently profitable or forecasted to be unprofitable. These customers accounted for less than 7% of Copico's 2002 revenue.

Employee Base

        As of December 31, 2002, the Company employed 475 full-time employees. No employee is covered by a collective bargaining agreement and the Company believes that its relationship with its employees is good. In addition, the MicroFridge® segment employs part-time employees from time to time based on the seasonality of MicroFridge® sales and rental operations in the college and university marketplace.

Operating Characteristics

        The Company maintains a corporate staff as well as centralized finance, human resources, information technology and marketing functions. Regionally, the Company maintains service centers and warehouses staffed by service technicians, collectors, customer service representatives and inventory handlers. These facilities service the laundry and reprographics business segments.

        The laundry segment's sales and marketing efforts are conducted primarily by employees of the Company. Outside consultants are used periodically for various matters, including advertising, research, and equipment installation. The MicroFridge® business segment uses an internal sales force and independent distributors in parts of the United States where business opportunities do not warrant a direct sales force.

Segment Information

        The Company operates three business segments, which are based on the Company's different product and service categories: laundry (including route and equipment sales); MicroFridge®; and reprographics. The two laundry business units (route and equipment sales) and the reprographics business unit have been aggregated into one reportable segment (laundry and reprographics) since many operating functions of the laundry and reprographics operations are commingled. Information with regard to reportable business segments is reported under Note 12 to the consolidated financial statements included in this report and is incorporated into this Item 1 by reference.

Backlog

        Due to the nature of the Company's route business, backlogs do not exist in that business. On December 31, 2002 and 2001, no significant backlog of orders existed in the Company's two sales businesses.

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

Location	Approximate Square Footage	Annual Rental Rate	Expiration Date
Buffalo, New York	9,500	$48,000	9/2005
Charlotte, North Carolina	9,900	57,000	2/2005
E. Brunswick, New Jersey	9,600	53,000	5/2005
Gainesville, Florida	750	6,000	at will
Gurnee, Illinois	12,000	114,000	6/2006
Houston, Texas	2,115	20,000	12/2004
East Hartford, Connecticut	14,900	63,000	5/2006
Miramar, Florida	18,490	158,000	11/2004
Orlando, Florida	2,100	17,000	12/2004
Westbrook, Maine	6,035	37,000	7/2006
Syracuse, New York	7,800	45,000	10/2005
Walpole, Massachusetts	19,000	113,000	5/2006

        All properties are primarily utilized for the laundry segment except for the Walpole, Massachusetts facility, which is utilized by both the MicroFridge® and reprographics business segments. The reprographics segment uses several of the laundry segment's facilities on a limited basis. Upon the expiration of a warehouse lease in 2002, the MicroFridge® segment began leasing space at a public warehouse, where rent is based on handling and the number of Units stored.

        Mac-Gray believes that its properties are generally well maintained and in good condition. Mac-Gray believes that its properties are adequate for present needs and that suitable additional or replacement space will be available as required.

Item 3. Legal Proceedings

        From time to time Mac-Gray is a party to litigation arising in the ordinary course of business. There can be no assurance that Mac-Gray's insurance coverage will be adequate to cover any liabilities resulting from such litigation. In the opinion of management, any liability that Mac-Gray might incur upon the resolution of currently pending litigation will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of Mac-Gray.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Mac-Gray common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "TUC".

        The following table sets forth the high and low sales prices for Mac-Gray common stock on the NYSE for the periods indicated.

	Year Ended December 31, 2001		Year Ended December 31, 2002
	High	Low	High	Low
First Quarter	$4.13	$3.31	$3.50	$2.60
Second Quarter	3.91	3.30	4.05	3.27
Third Quarter	3.50	3.00	3.40	2.90
Fourth Quarter	3.25	2.77	3.55	2.75

        As of March 27, 2003 there were 822 shareholders of record of Mac-Gray common stock.

        The Company does not currently pay dividends to the holders of Mac-Gray common stock. The Company currently intends to retain future earnings, if any, for the development of Mac-Gray's businesses and does not anticipate paying cash dividends on Mac-Gray common stock in the foreseeable future. Future determinations by the Board of Directors of Mac-Gray to pay dividends on Mac-Gray common stock would be based primarily upon the financial condition, results of operations, and business requirements of Mac-Gray. Dividends, if any, would be payable at the sole discretion of the Mac-Gray Board of Directors out of the funds legally available therefor. In addition, the payment of dividends is restricted under Mac-Gray's credit facility.

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

	Year Ended December 31,
	1998(1)	1999	2000	2001	2002(3)
Statement of Income Data:
Revenue	$137,177	$148,563	$154,268	$152,069	$150,368
Cost of revenue:
Route rent	41,699	47,293	47,596	50,039	49,363
Route expenditures and other direct costs	21,561	24,866	24,778	24,786	24,895
Depreciation and amortization	13,349	18,202	18,980	19,276	16,501
Cost of equipment sales	24,828	24,686	27,766	27,026	27,197

Total cost of revenue	101,437	115,047	119,120	121,127	117,956

Operating expenses:
General and administration	7,003	9,148	9,788	8,823	9,359
Sales and marketing	10,333	11,848	10,542	10,994	11,125
Depreciation	909	905	1,225	1,201	1,197
Impairment of goodwill	—	8,474	—	—	—
Merger-related costs	1,144	—	—	—	—

Total operating expenses	19,389	30,375	21,555	21,018	21,681

Income from operations	16,351	3,141	13,593	9,924	10,731
Interest expense, net	(3,920)	(6,085)	(6,770)	(5,164)	(4,578)
Other income (expense), net	(122)	120	123	24	188

Income (loss) before provision for income taxes and effect of change in accounting principle	12,309	(2,824)	6,946	4,784	6,341
Provision for income taxes	(5,222)	(2,727)	(3,162)	(2,299)	(2,567)

Net income (loss) before effect of change in accounting principle	7,087	(5,551)	3,784	2,485	3,774
Effect of change in accounting principle, net of tax	—	—	—	—	(906)
Accretion and dividends on redeemable preferred stock	(62)	—	—	—	—

Net income (loss) available to common stockholders	$7,025	$(5,551)	$3,784	$2,485	$2,868

Net income (loss) per common share before the effect of change in accounting principle—basic	$0.56	$(0.44)	$0.30	$0.20	$0.30

Net income (loss) per common share before the effect of change in accounting principle—diluted	$0.54	$(0.44)	$0.30	$0.20	$0.30

Net income (loss) per common share-basic	$0.56	$(0.44)	$0.30	$0.20	$0.23

Net income (loss) per common share-diluted	$0.54	$(0.44)	$0.30	$0.20	$0.23

Weighted average common shares outstanding-basic	12,524	12,661	12,634	12,645	12,661

Weighted average common shares outstanding-diluted	12,926	12,668	12,634	12,647	12,664

Other Financial Data:
EBITDA (2)	30,487	30,842	33,921	30,425	28,617
Depreciation and amortization	14,258	19,107	20,205	20,477	17,698
Capital expenditures	20,729	21,819	13,983	12,779	13,334
Cash flows provided by operating activities	16,890	21,004	23,177	18,473	26,835
Cash flows used in investing activites	(70,270)	(24,318)	(11,996)	(11,917)	(12,436)
Cash flows provided by (used in) financing activites	55,787	3,699	(11,032)	(8,046)	(14,608)
Balance Sheet Data (at end of period):
Working capital	(2,840)	2,113	(2,364)	195	(2,601)
Total assets	171,520	180,965	174,625	167,895	162,379
Long-term debt and capital lease obligations, net of current portion	70,559	84,421	70,454	62,572	47,975
Stockholders' equity	62,941	56,139	59,961	60,574	63,688

(1)
The financial data for the year ended December 31, 1998 includes the results of Copico and Amerivend (a laundry route business) subsequent to their acquisition dates of April 23, 1998 and April 24, 1998, respectively.
(2)
"EBITDA" is defined herein as income before provision for income taxes, depreciation and amortization expense, impairment of goodwill, effect of change in accounting principle and interest expense. EBITDA should not be considered as an alternative to net income as a measure of operating results or as an alternative to cash flows as a measure of liquidity and it is not a measure of performance or financial condition under generally accepted accounting principles. EBITDA is presented because Mac-Gray's management believes that certain investors may find it to be a useful tool for measuring Mac-Gray's ability to meet its future debt service obligations, make capital expenditures and satisfy working capital requirements. A reconciliation of EBITDA to Income before provision for income taxes and effect of change in accounting principle is provided below:

	Year Ended December 31,
	1998	1999	2000	2001	2002
Income before provision for income taxes and effect of change in accounting principle	$12,309	$(2,824)	$6,946	$4,784	$6,341
Cost of revenue depreciation and amortization expense	13,349	18,202	18,980	19,276	16,501
Operating expenses depreciation and amortization expense	909	905	1,225	1,201	1,197
Impairment of goodwill	—	8,474	—	—	—
Interest expense, net	3,920	6,085	6,770	5,164	4,578

EBITDA	$30,487	$30,842	$33,921	$30,425	$28,617

(3)
The financial data for the year ended December 31, 2002 included the adoption of FAS 142.

        Following is the impact on earnings of implementing FAS 142 on the year ended December 31, 2002, and what the impact on the same period in 2001 and 2000 would have been:

	For the year ended December 31,
	2000	2000 per share	2001	2001 per share	2002	2002 per share
Reported earnings	$3,784	$0.30	$2,485	$0.20	$2,868	$0.23
Add: Impairment charge to comply with new accounting standard—net of taxes	—	—	—	—	906	0.07

	3,784	0.30	2,485	0.20	3,774	0.30
Add: Goodwill amortization—net of taxes	1,907	0.15	1,907	0.15	—	—

	$5,691	$0.45	$4,392	$0.35	$3,774	$0.30

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in Thousands)

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto presented elsewhere in this Report.

Overview

        Mac-Gray derives its revenue principally as a laundry facilities contractor for the multi-housing industry. Mac-Gray also sells and services commercial laundry equipment and MicroFridge® equipment. Mac-Gray also operates card/coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge® equipment under long-term leases with property owners, colleges and universities, and governmental agencies. Mac-Gray's laundry services segment is comprised of revenue-generating laundry machines, operated in approximately 30,000 multi-housing laundry rooms located in 29 states and the District of Columbia. Mac-Gray's reprographics segment is concentrated in the northeastern United States, with smaller operations in the Mid-Atlantic, Florida and the Midwest.

        Mac-Gray also derives revenue as a distributor and servicer of commercial laundry equipment manufactured by The Maytag Corporation, and sells laundry equipment manufactured by American Dryer Corp., The Dexter Company, and Whirlpool Corporation. Additionally, the Company sells or rents laundry equipment to restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities.

        The MicroFridge® services segment derives revenue through the sale and rental of its MicroFridge® Units to colleges and universities, military bases, the hotel and motel market, and assisted living facilities.

Results of Operations (Dollars in Thousands)

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

        Revenue in each of our route, rental and sales businesses for the years ended December 31, 2000, 2001 and 2002 were as follows:

Revenue

	2000	2001	2002
Laundry route	$99,419	$102,114	$101,510
Laundry equipment sales	16,280	15,929	17,063
Laundry rental	1,868	2,045	2,200
Reprographics route	6,855	6,127	5,915

Total Laundry and Reprographics	124,422	126,215	126,688
MicroFridge® equipment sales	25,802	23,226	22,178
MicroFridge® rental	4,044	2,628	1,502

Total MicroFridge®	29,846	25,854	23,680

Total revenue	$154,268	$152,069	$150,368

        Revenue decreased by $1,701, or 1%, to $150,368 for the year ended December 31, 2002 from the year ended December 31, 2001. This decrease is primarily related to a decrease in MicroFridge® sales and rental revenue and, to a lesser extent, to decreases in laundry route revenue and reprographics route revenue, partially offset by an increase in laundry equipment sales. The decrease in MicroFridge® revenue, as compared to 2001, is attributable primarily to a decrease of 19% in the Academic sales and rental business and a 16% decrease in the Hotel and Assisted Living business. These MicroFridge®

decreases were offset, in part, by a 20% increase in sales of MicroFridge® products to the Government market. The decrease in 2002 Academic business, as compared to 2001, was caused primarily by less rental business on campus, both rented to colleges and universities and rented directly to students. We believe these lower numbers were due to hesitation on the part of the schools to commit to such a program in such uncertain economic times, and to students purchasing similar units at retail stores. We continue to avoid entering into rental contracts, which fail to reach an acceptable profit margin for the Company, and we continue our strategy of attempting to convert our school rental customers to a purchase program. In any given period, the Company may be unable to offset losses resulting from this intended ongoing decline in MicroFridge® rental revenue. We believe sales to the Academic, Hotel and Assisted Living markets have decreased, as compared to 2001, primarily due to the overall slower U.S. economy. Many schools have deferred spending due to endowment contributions to operating budgets being lower than in past years. Further, hotels and assisted living facilities have reduced spending due, in part, to the inability to finance expansion and remodeling of units as well as the overall decline in hotel occupancy due to the general U.S. economic slowdown.

        Total laundry route revenue decreased by $604, or less than 1%, due primarily to an increase in apartment vacancy rates in several of the Company's laundry route markets. The apartment vacancy rates have increased in those southern states where the Company conducts business, particularly Florida, Georgia, and North Carolina where the Company believes this increase in vacancy rates has led to a decline in revenue. Vacancy rates have not increased to the same extent in the Company's northern markets and the Company experienced revenue gains in those markets in 2002. The decreases were partially offset by machines added to the total number in service, increases in vend rates, and continued conversion from coin-operated equipment to higher revenue generating card-operated equipment. Increases in machine vend rates are typically taken at locations which have not had an increase in vend price for over a year. An increase in vend price at a coin-operated location will typically be in increments of $0.25 per use, whereas at a card-operated location the increase may vary due to technology allowing for increases at more flexible increments.

        Reprographics route revenue in 2002 decreased by $212, or 3%, as compared to 2001. This decrease was attributable to the decrease in machine use in libraries and similar facilities, as compared to 2001, and a reduction in the number of locations operated by the Company. In the second half of 2002, the Company chose to not renew several contracts when it could not negotiate acceptable terms. The Company also chose to terminate several small "at will" accounts which were no longer profitable due to declining revenue. In total, the Company eliminated approximately 100 accounts, representing approximately 7% of its 2002 revenue.

        Laundry equipment sales increased in 2002 as compared to 2001 by $1,134, or 7%. This increase was attributable primarily to success at further penetrating the government market, offset somewhat by a decrease of sales to laundromats and other traditional customers.

        Laundry rental revenue in 2002 has increased $155 as compared to 2001, or 8%. Laundry rental revenue is derived from leasing commercial laundry equipment to customers who prefer to maintain their own laundry rooms.

        Route Rent.    Route rent, the amount paid to property owners or managers and school and public libraries, decreased by $676, or 1%, to $49,363 for the year ended December 31, 2002 from the year ended December 31, 2001. This decrease was primarily attributable to a decrease in laundry route revenue of $604 and reprographics revenue of $212, and an improvement in the ratio of laundry route rent to laundry route revenue. The improvement of laundry route rent as a percentage of laundry route revenue in 2002 is primarily attributable to new and renegotiated laundry route contracts having improved route rent formulas. In addition to laundry route rent being affected by new and renegotiated contracts, laundry route rent can be affected by other factors such as the amount of "prepaid rent" payments and laundry room betterments invested in new or renegotiated contracts. As the Company varies the amount invested in a property, the route rent as a derivative of route revenue can vary.

Prepaid rent payments and betterments are amortized over the life of the contract. The percentage of route rent to revenue is also impacted by the rent rate structure in the reprographics segment. Because this segment has a much lower rent rate structure than the laundry segment, any decrease in revenue will result in an increase in the overall route rent percentage of revenue. Reprographics route revenue decreased in 2002 as compared to 2001 by $212.

        Route Expenditures and Other Direct Costs.    Route expenditures and other direct costs include costs associated with installing and servicing laundry and reprographics route machines, as well as the costs of collecting, counting and depositing the revenue. Route expenditures also include the costs of delivering and servicing sold and rented laundry and MicroFridge® equipment. Route expenditures increased by $109, or 4%, to $24,895 for the year ended December 31, 2002 from the year ended December 31, 2001. Route expenditures were 16% and 17%, respectively, of total revenues for the years ended December 31, 2001 and December 31, 2002. Despite a decrease in total revenue of $1,701 in 2002 as compared to 2001, route expenditures and other direct costs remained nearly flat due to the fixed nature of many route operating expenses, and increases in variable expenses partially offset by cost cutting programs. Route expenditures are also affected by the mix of revenue. In 2002, laundry and MicroFridge® equipment sales increased slightly as a percentage of total revenue. These sales create higher operating costs due to delivery and installation generally being more costly in the sales business than in the route business.

        Depreciation and Amortization.    Depreciation and amortization include amounts included as a component of cost of revenue, which are primarily related to laundry and MicroFridge® equipment in the field, and amounts included as an operating expense, which are primarily non-revenue-generating corporate assets. Aggregate depreciation and amortization decreased by $2,779, or 14%, from year ended December 31, 2001, to $17,698 for the year ended December 31, 2002. Depreciation expense of property, plant and equipment remained flat when compared to 2001 due to the fact that the amount spent by the Company on capital expenditures has not changed significantly in the last several years. Amortization expense has decreased by $2,754 in 2002 as compared to 2001, primarily due to the effect of the adoption of FAS 142 on January 1, 2002. Had goodwill been amortized in 2002, $2,708 would have been charged to income. In 2001, $2,708 of goodwill amortization was charged to income.

        Cost of Product Sales.    Cost of product sales increased by $171, or 1%, from the year ended December 31, 2001 to $27,197 for the year ended December 31, 2002. Gross margins on product sales were 31% for both the years ended December 31, 2002 and December 31, 2001. The gross margin on product sales includes laundry and MicroFridge® equipment sales. The gross margin in the laundry equipment sales business improved from 32% in 2001 to 33% in 2002. This increase was primarily attributable to changes in product sales mix, price increases on selected products and a shift from selling some products through other commercial distributors to selling directly to the end users at higher margins. The gross margin associated with MicroFridge® equipment sales remained the same at 30% for the years ended December 31, 2002 and 2001. This sales margin was the net of several factors, including changes in sales mix between the academic, hotel and government divisions, competitive pressure in the MicroFridge® markets, particularly the hotel market where the Company made price concessions to secure sales, and increased sales of larger refrigerator units, which have lower gross margins than smaller units. Also affecting the gross margin of equipment sales was the improvement in 2002, as compared to 2001, of the gross margin earned from laundry equipment sales to the government.

        General, Administration, Sales and Marketing Expense.    General, administration, sales and marketing expenses increased by $667 from the year ended December 31, 2001 to $20,484 for the year ended December 31, 2002. General, Administration, Sales and Marketing expenses were 13% and 14% of revenue for the years ended December 31, 2001 and December 31, 2002, respectively. This increase was primarily attributable to increases in advertising, insurance, reserve for doubtful accounts and professional fees. The increase in advertising was primarily in the MicroFridge® business, followed by the laundry equipment sales business. In both of these businesses, increased advertising expenditures were in reaction to the effect of the general economic downturn. Insurance costs for 2002, as compared to 2001, have also increased by approximately 20%, due to conditions existing in the insurance industry.

        Interest Expense.    Interest expense, net of interest income, decreased by $586, or 11%, from the year ended December 31, 2001, to $4,578 for the year ended December 31, 2002. This decrease is primarily related to a decrease in total borrowings. The total borrowings of the Company decreased by $13,394 during the year from $70,219 at December 31, 2001, to $56,825 at December 31, 2002. Interest expense was not significantly affected by fluctuations in interest rates due to interest rate swap agreements, which were in place for the entire year. Interest expense for the year ended December 31, 2002 includes a non-cash expense of $828, before the effect of income taxes, related to the terminated swap agreement and the ineffective portion of the February 2004 swap agreement.

        Provision for Income Tax.    The effective tax rate decreased from 48% to 41% from the year ended December 31, 2001 to the year ended December 31, 2002. The provision for income tax is higher than the Company's statutory tax rate primarily due to goodwill amortization deducted in 2001 for financial reporting purposes, which are not deductible for federal and state tax purposes. In 2002, the Company ceased the amortization of goodwill in accordance with the provisions of FAS 142. This eliminated the goodwill amortization that was not deductible for federal and state tax purposes and resulted in a lower effective tax rate than in 2001.

        Effect of Change in Accounting Principle.    On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). As a result of an evaluation conducted by an independent third party valuation firm, it was determined that the fair value of the Laundry and MicroFridge® reporting units exceeded their book value; therefore no impairment of goodwill occurred in these reporting units. However, due to the continued decline in the services of the reprographics reporting unit as a result of expanding use of the Internet and access to free laser printers in college and public libraries, the book value of the reprographics reporting unit exceeded the fair value, resulting in a non-cash write-off of the remaining book value of the reporting unit's goodwill in the period ended March 31, 2002, of $906, or $0.07 per share.

        Following is the impact on earnings of implementing FAS 142 on the year ended December 31, 2002, and what the impact on the same period in 2001 and 2000 would have been (See Note 6, Consolidated Financial Statements):

	For the year ended December 31,
	2000	2000 per share	2001	2001 per share	2002	2002 per share
Reported earnings	$3,784	$0.30	$2,485	$0.20	$2,868	$0.23
Add: Impairment charge to comply with new accounting standard—net of taxes	—	—	—	—	906	0.07

	3,784	0.30	2,485	0.20	3,774	0.30
Add: Goodwill amortization—net of taxes	1,907	0.15	1,907	0.15	—	—

	$5,691	$0.45	$4,392	$0.35	$3,774	$0.30

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

        Revenue decreased by $2,199, or 1%, to $152,069 for the year ended December 31, 2001 from the year ended December 31, 2000. This decrease is primarily related to a decrease in MicroFridge® sales and rental, and to a lesser extent, to decreases in reprographics route revenue and laundry equipment sales. The decrease in MicroFridge® sales as compared to 2000 is attributable primarily to the academic market, as several academic customers postponed or canceled decisions to purchase MicroFridge® units for dormitories. However, an increase in sales to the hotel market of 10% somewhat offset the decrease in sales to the academic market. MicroFridge® sales in its two other markets, government and assisted living, were slightly lower than sales in those markets for the prior year. Despite a sales shortfall in fourth quarter 2001, as compared to fourth quarter 2000, sales to the hotel market increased in 2001 as compared to 2000, primarily due to a widening of the Company's geographical market penetration and an increase in the range of MicroFridge® products offered. Laundry equipment sales and MicroFridge® assisted living sales decreased in 2001 as a result of the general US economic environment in the second half of the year.

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

        Other revenue, which consists primarily of laundry and MicroFridge® rental revenue, decreased $1,239, or 21%, over revenue for the year 2000. This decrease consisted of a $1,416 decrease in MicroFridge® rental and a $177 increase in laundry rental revenue. The MicroFridge® decrease resulted primarily from the Company's continued strategy of withdrawing from the less-profitable academic and direct-to-student rental programs, and the corresponding effort to convert these programs to sales. In any given period, the Company may be unable to offset losses resulting from this intended ongoing decline in MicroFridge® rental revenue.

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

        Route Expenditures.    Route expenditures include costs associated with installing and servicing laundry and reprographics route machines, as well as the costs of collecting, counting and depositing the revenue. Route expenditures also include the costs of delivering and servicing sold and rented laundry and MicroFridge® equipment. Route expenditures increased by $8 to $24,786 for the year ended December 31, 2001 from the year ended December 31, 2000. Route expenditures were 16% of revenues for both the years ended December 31, 2000 and December 31, 2001. Route expenditures did not change in 2001 as compared to 2000, due to the variability of some expenses, such as certain employee costs, which decrease as revenues decrease, and other operating expenses which have been reduced through cost-cutting programs, specifically in the area of vehicle expense and parts efficiencies.

        Depreciation and Amortization.    Depreciation and amortization include amounts included as a component of cost of revenue, which are primarily related to laundry and MicroFridge® equipment in the field, and amounts included as an operating expense, which are primarily non-revenue-generating corporate assets. Aggregate depreciation and amortization increased by $272, or 1%, from year ended December 31, 2000, to $20,477 for the year ended December 31, 2001. The increase was primarily attributable to an increase in the Company's machine base due to internal growth.

        Cost of Product Sales.    Cost of product sales decreased by $740, or 3%, from the year ended December 31, 2000 to $27,026 for the year ended December 31, 2001. Gross margins on product sales were 31% for the year ended December 31, 2001 as compared to 34% for the year ended December 31, 2000. This decrease in gross margin is attributable primarily to competitive pressure in the MicroFridge® markets, particularly the hotel market, where the Company made price concessions to secure sales. Also affecting the reduction in gross margin in the MicroFridge® segment was the introduction of larger-size refrigeration units, which have a lower gross margin than smaller units, and have comprised a larger portion of total revenue than in prior years.

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

Seasonality

        The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market represented approximately 25% of the Company's total revenue for 2002. Academic route and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, the Company's operating and capital expenditures increase during the third calendar quarter, when it installs a large number of machines while colleges and universities are generally on summer break. Product sales, principally of MicroFridge® products, to this market are also high during the third calendar quarter. In 2002 total capital expenditures were $13,334, of which $11,919 was invested in laundry route equipment. Of this amount, approximately 40% was invested in the third quarter.

Liquidity and Capital Resources (Dollars in Thousands)

        Mac-Gray's primary source of cash has been derived from operating activities. The Company's primary uses of cash have been the purchase of new laundry machines, MicroFridge® equipment, reprographics equipment and the reduction of bank debt. The Company anticipates that it will continue to use cash generated from its operating activities to finance working capital needs, including interest payments on any outstanding indebtedness, as well as capital expenditures and other purposes.

        Cash flows provided by operations were $23,177, $18,473, and $26,835 for the years ended December 31, 2000, 2001 and 2002, respectively. Cash flow from operations consists primarily of activities affecting the Company's core operating activities, such as route revenue, product sales, equipment service revenue and rental revenue, offset by route rent, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The increase from 2001 to 2002 of $8,362 is primarily attributable to the net of the positive impact of increases in deferred income taxes, accounts payable, accrued route rent and accrued expenses, and a decrease in prepaid expenses, route rent and other assets with the negative impact of a decrease in depreciation and amortization and an increase in inventory. Deferred income tax liabilities in 2002 increased by $2,493 due to the use of accelerated depreciation on assets acquired creating a difference between "book" and "tax" depreciation. Accounts payable, accrued route rent and accrued expenses increased in 2002 by $2,207 primarily as a result of timing of inventory purchases and payments. Prepaid expenses, route rent and other assets decreased by $2,259 in 2002 primarily due to collection of receivables under long term MicroFridge® equipment leases and a decrease in prepaid expenses and rent paid to new laundry route customers. Depreciation and amortization decreased in 2002 by $2,779 as compared to 2001. Of this decrease, $2,708 is attributable to the effect of cessation of goodwill amortization in accordance with the provisions of FAS 142. Inventory increased by $1,629 in 2002 due to a $1,881 increase in MicroFridge® equipment inventory offset by a decrease in laundry equipment inventory of $252. The increase in MicroFridge® inventory occurred primarily as a result of inventory build up in anticipation of a better than actual 2002 academic sales season. This inventory will be used in the ordinary course of business.

        Cash used in investing activities was $11,996, $11,917 and $12,436 for the years ended December 31, 2000, 2001 and 2002, respectively. The most significant component of cash flows used in investing activities is capital expenditures, which increased by $555 for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Capital expenditures were $13,983, $12,779 and $13,334 for the years ended December 31, 2000, 2001 and 2002, respectively. The 4% increase in 2002 capital expenditures as compared to 2001 was attributable to an increase in the amount of new laundry equipment placed in service in 2002 partially offset by decreases in capital expenditures for MicroFridge®, reprographics and administration.

        Cash flows used in financing activities were $11,032, $8,046 and $14,608 for the years ended December 31, 2000, 2001 and 2002, respectively. Financing activities for those periods consist primarily of proceeds from and repayments of bank borrowings, and capital stock transactions. The decreases in 2001 and 2002 are principally the results of a concentrated effort by the Company to pay down debt. The Company reduced its total bank and other debt by $7,379 for the year ended December 31, 2001 and $13,394 for the year ended December 31, 2002.

        On December 2, 2002, the Board of Directors authorized the repurchase by the Company of up to $2,000 of its common stock pursuant to a repurchase program. The authorization expires on December 2, 2003. As of December 31, 2002, 3,800 shares had been purchased at a total cost of $12.

        On June 29, 2000, the Company entered into a new senior secured credit facility (as referenced, the "Credit Facility"). The Credit Facility provides for borrowings of up to $100,000 consisting of borrowings under a three-year revolving line of credit of up to $65,000 and a five-year $35,000 senior secured term loan facility ("term loan"). On June 7, 2002, the Company negotiated an extension of the revolving line of credit portion of the Credit Facility to July 2, 2004. On December 2, 2002, the Company entered into an amendment that allowed the repurchase of capital stock of the Company and modified the calculation of the maximum amount of capital expenditures and the operating cash flow ratio. There were no other changes to the Credit Facility. The term loan matures in quarterly increments through June 2005. The Company is also required to pay an amount equal to 75% of the Excess Cash Flow, as defined, for each fiscal year in the event that the funded debt ratio for each of the preceding four fiscal quarters was greater than 1.50 to 1. The funded debt ratio is defined as total funded debt divided by Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA. This payment is first used to reduce the term loan with any remaining amounts used to reduce the revolving line of credit. The Company made Excess Cash Flow payments of $2,200 and $1,500 for the years ended December 31, 2000 and 2001, respectively. No Excess Cash Flow payment was required for the year ended December 31, 2002. As of December 31, 2002, there was $16,800 outstanding under the term loan and $37,700 outstanding under the revolving line of credit, and the unused balance under the revolving line of credit was $26,797. At December 31, 2002 outstanding letters of credit amounted to $503.

        The Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and which require that the Company maintain certain financial ratios. As of December 31, 2002, the Company was in compliance with all covenants under the Credit Facility. One of the financial covenants requires the Company to maintain minimum EBITDA, as defined in the Credit Facility, of at least $28 million on a rolling four-quarter basis. This covenant is tested at the end of each calendar quarter. At December 31, 2002, the Company's EBITDA was $28.6 million for the prior four quarters. The Company's EBITDA decreased in 2002 as compared to 2001 and in 2001 as compared to 2000. If this trend continues at a significant rate, the Company could fail to meet the minimum EBITDA covenant in the future and, absent a waiver from its lenders, such failure would permit the lenders to accelerate the repayment of all amounts outstanding under the Credit Facility. At December 31, 2001, the Company failed to meet the required minimum EBITDA covenant, and a waiver of this failure was received from the Company's lenders.

        Outstanding indebtedness under the Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate or LIBOR plus 1.75%. The average interest rate at December 31, 2002 was approximately 6.0%.

        To help mitigate the effect of possible higher interest rates, on February 18, 2000, the Company entered into two interest rate swaps, and fixed $20,000 of loan interest rate for 3 years and $20,000 of loan interest rate for 5 years. On January 9, 2002, the Company terminated the three-year $20,000 swap and entered into a $20,000 swap expiring in February 2004, bearing a lower interest rate. The Company has calculated the impact on earnings of the swap in accordance with the provisions of FAS 133. The unrealized loss for the year ended December 31, 2002 of $526, net of related taxes of $351, was recorded as a component of other comprehensive income. The ineffective portion of the February 2004 interest rate swap recorded resulted in interest income of $364, before the effect of the related income taxes of $146, for the year ended December 31, 2002. During the year ended December 31, 2002, there was $1,192, before the effect of the related income taxes of $478, that was reclassified from accumulated other comprehensive income to interest expense due to the termination of the February 2003 interest rate swap. See Item 7A-"Quantitative and Qualitative Disclosures About Market Risk".

        The Credit Facility contains a commitment fee equal to one quarter of one percent (0.25%) per annum of the average daily unused portion of the Credit Facility.

        A summary of the Company's contractual obligations and commitments related to its outstanding long term debt and future minimum lease payments is as follows:

Fiscal Year	Long Term Debt	Route Rent Commitments	Capital Lease Commitments	Operating Lease Commitments	Total
2003	$8,371	$4,396	$497	$855	$14,119
2004	46,329	3,674	306	820	51,129
2005	920	2,520	239	510	4,189
2006	41	2,040	164	197	2,442
2007	—	1,706	—	26	1,732
Thereafter	—	3,719	—	—	3,719

Total	$55,661	$18,055	$1,206	$2,408	$77,330

Inflation

        The Company does not believe that its financial performance has been materially affected by inflation.

Critical Accounting Policies and Estimates

        The Company's critical accounting policies, as described in Footnote 2 of the Notes to Consolidated Financial Statements, "Significant Accounting Policies", state the Company's policies as they relate to significant matters: cash and cash equivalents, revenue recognition, provision for doubtful accounts, inventories, provision for inventory reserves, intangible assets, impairment of long-lived assets, and financial instruments. The Company believes these accounting policies reasonably represent the economic activities and financial results on an annual basis.

        Cash and cash equivalents.    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On occasion the Company has excess cash available for a short period of time; when this occurs, the Company invests such excess cash in repurchase agreements and other highly liquid short-term investments. Accordingly, the investments are subject to minimal credit and market risk. Included in cash and cash equivalents is an estimate of cash not yet collected at period end, which remains at laundry and reprographics customer locations. At December 31, 2001 and 2002, this totaled $3,655 and $3,480, respectively. The Company records the estimated cash not yet collected as cash and cash equivalents and route revenue. The Company also records the estimated related route rent expense and accrued route rent. These estimates are based upon historical collection trends, so that total cash at the end of each period will be reasonably stated.

        Revenue recognition.    The Company recognizes laundry and reprographics route revenue on the accrual basis. MicroFridge® rental revenue is recognized ratably over the related contractual period, which is generally less than one year. The Company recognizes revenue from product sales upon shipment of the products, unless otherwise specified. The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs. Actual costs have not exceeded the Company's estimates. Shipping and handling fees charged to customers are recognized upon shipment of the products and are included in revenue with related cost included in cost of sales.

        The Company has entered into long-term lease transactions that meet the qualifications of a sales-type lease for certain equipment. For these transactions, the amount of revenue recognized upon product shipment is the present value of the minimum lease payments, net of executory costs, together with the profit thereon, discounted at the interest rate implicit in the lease. Interest revenue is recognized over the life of the rental agreement. At December 31, 2001 and 2002 the Company had $14,351 and $11,022, respectively, in receivables related to sales-type leases. These receivables have been recorded net of unearned interest income of $1,059 and $849 at December 31, 2001 and 2002. These receivables are primarily due ratably over the next seven years and have been classified as other current assets and other long-term assets, as appropriate, on the balance sheet. The related reserve for uncollectable lease receivables at December 31, 2001 and 2002 was $450 and $452, respectively. The Company has not entered into significant sales-type leases since 2001.

        The Company believes its accounting for route revenue, rental revenue and long-term lease transactions is appropriate for the Company, best matching the nature of the transaction with the proper reporting period.

        Provision for Doubtful Accounts.    On a regular basis, the Company reviews the adequacy of its provision for doubtful accounts for trade accounts receivable and lease receivables based on historical collection results and current economic conditions using factors based on the aging of its trade accounts and lease receivable. In addition, the Company estimates specific additional allowances based on indications that a specific customer may be experiencing financial difficulties.

        Inventories.    Inventories are stated at the lower of cost (as determined using the first-in, first-out method) or market and primarily consist of finished goods. Based on the nature of the Company's inventory, being laundry and MicroFridge® equipment, and the inventory handling practices of the Company, the Company believes the lower of cost or market is the most appropriate valuation method for the Company.

        Provision for Inventory Reserves.    On a regular basis, the Company reviews the adequacy of its reserve for inventory obsolescence based on historical experience, product knowledge and frequency of shipments.

        Intangible Assets.    Intangible assets primarily consist of various non-compete agreements, customer lists, goodwill and contract rights recorded in connection with the acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from two to five years. Customer lists are amortized using the straight-line method over five to fifteen years. Contract rights are amortized using the straight-line method over fifteen years. Based on its experience, the Company believes that these costs, associated with various acquisitions, are properly recognized and amortized over a reasonable length of time. In accordance with FAS 142, the Company stopped amortizing goodwill on January 1, 2002.

        Impairment of Long-Lived Assets.    The Company reviews long-lived assets, including fixed assets and intangible assets with definitive lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

        In accordance with FAS 142, the Company tests its goodwill annually for impairment and whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The goodwill impairment review consists of a two-step process of first determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. Fair values of the reporting units were determined based on estimates of comparable market price or discounted future cash flows. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the fair value of the reporting unit is allocated to all the underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written-down to its fair value. On January 1, 2002, in connection with the initial application of FAS 142, the Company recognized an impairment charge of $906.

        Financial Instruments.    The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB No. 133" ("FAS 138"). These statements require the Company to recognize derivatives on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the intended use of the derivative. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has designated its interest rate swap agreements as cash flow hedges. Accordingly, the change in fair value of the agreements is recognized in other comprehensive income and the ineffective portion of the change is recognized in earnings immediately.

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," ("FAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. Management does not expect the adoption of this standard to have any impact on the Company's financial position or results of operations.

        In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144"). FAS 144 supercedes FASB Statement No. 121 ("FAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. On January 1, 2002, the Company adopted FAS 144. The adoption of FAS 144 had no material effect on the Company's financial position or results of operations.

        In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associates with Exit or Disposal Activities" ("FAS 146"), which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and

Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on the results of the Company.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The Company has adopted the disclosure provisions of this pronouncement as of December 31, 2002. The Company is currently assessing the financial impact of adopting this pronouncement in fiscal year 2003.

        In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation" ("FAS 148"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amended disclosure provisions are effective for fiscal years ending after December 15, 2002 and the Company has adopted the amended disclosure provisions as of December 31, 2002. As provided for in FAS No. 123, the Company has elected to apply Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based employee compensation plans. APB No. 25 does not require employee stock options to be expensed when granted with an exercise price equal to fair market value. The Company intends to continue to apply the provisions of APB No. 25.

Risk Factors

        This annual report on Form 10-K contains statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of the Company's future results of operations or financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control. These risks, uncertainties and other factors may cause the Company's actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are as follows:

The Company's Cash Flows May Not Be Sufficient to Finance the Significant Capital Expenditures Required to Replace Equipment and Implement New Technology.

        The Company must continue to make capital expenditures in order to replace existing equipment. While it is anticipated that existing capital resources, as well as cash from operations, will be adequate to finance anticipated capital expenditures, the Company cannot guarantee the Investor that the Company's resources or cash flows will be sufficient. To the extent that available resources are insufficient to fund capital requirements, the Company may need to raise additional funds through public or private financings or curtail certain capital expenditures. Such financings may not be available or available only on less favorable terms and, in the case of equity financings, could result in dilution to its stockholders.

Indebtedness May Limit the Company's Use of Cash Flow and Restrict its Flexibility.

        In the event the Company is unable to decrease the outstanding indebtedness under its credit facility, the increased indebtedness could:

  •
  require use of a substantial portion of cash flow from operations to make payments on indebtedness, leaving less cash flow available for other purposes;

  •
  materially limit or impair the Company's ability to obtain financing in the future for working capital needs, capital expenditures, acquisitions, investments, general corporate or other purposes; and

  •
  reduce flexibility to respond to changing business and economic conditions.

Failure to Comply With Credit Facility Covenants May Result in an Acceleration of Substantial Indebtedness

        The Credit Facility requires the Company to comply with various financial and other operating covenants on a quarterly basis. Failure to comply with any of these covenants, without obtaining a waiver from the lender, would permit the lender to accelerate the repayment of all amounts outstanding under the Credit Facility. An acceleration of the Credit Facility would have a material adverse effect on our liquidity, financial condition and results of operations. These financial covenants consist of various leverage ratios and other targets. At December 31, 2001, the Company failed to meet the required minimum EBITDA covenant, for which a waiver was received from the Company's lenders. Concurrent with the waiver of this covenant default, the Credit Facility was amended to reduce the EBITDA covenant target for the remainder of the life of the Credit Facility. However, the Company's EBITDA decreased in 2002 as compared to 2001 and in 2001 as compared to 2000. If this trend continues at a significant rate, the Company could again fail to meet the minimum EBITDA or other covenants at the end of one or more quarters and be required to seek a waiver from its lenders.

If the Company Were Unable to Renew its Laundry Leases the Company's Results of Operations and Business Could be Adversely Affected.

        The business is highly dependent upon the renewal of leases with property owners, colleges and universities and public housing authorities. These leases have an average length of seven to ten years with approximately 10% to 15% coming up for renewal each year. Mac-Gray has traditionally relied upon exclusive, long-term leases with its customers, as well as frequent customer interaction and a historical emphasis on customer service, to assure continuity of financial and operating results. The Company cannot guarantee investors that:

  •
  it will be able to continue to secure long-term exclusive leases with customers on favorable terms;

  •
  it will be able to successfully renew existing leases as they expire; or

  •
  it will not experience a loss of business if apartment vacancy rates increase of if property owners or management companies choose to vacate properties as a result of economic downturns that affect occupancy levels.

        Failure by the Company to continue to obtain long-term exclusive leases with a substantial number of its customers, or to successfully renew existing leases as they expire, could have a material adverse effect on its results of operations and business.

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

If the Company is Unable to Continue its Relationships With Maytag and Other Suppliers, the Company's Profit Margins Could be Reduced and its Ability to Meet Customer Requirements Could be Adversely Impacted.

        Currently the Company purchases a majority of the equipment that it uses in the laundry route business from Maytag Corporation. In addition, the Company derives a significant amount of its non-laundry route revenue, as well as competitive advantages, from its position as a distributor of Maytag commercial laundry products. Although either party, upon written notice, may terminate the agreements between the Company and Maytag Corporation, Maytag Corporation has never terminated any agreement with the Company. The Company's relationship with Maytag dates from 1927.

        In addition, the Company currently procures the products used by the MicroFridge® segment from a limited number of suppliers. If Maytag or any of these other suppliers terminated or demanded a substantial revision of the contracts or business relationships currently in place, there may be a delay in finding a replacement, and an inability to find terms as favorable as the current terms, which could adversely affect the Company's results of operations or its ability to meet customer demands.

        The MicroFridge® segment has a non-competition agreement with Sanyo whereby Sanyo is precluded from entering the MicroFridge® market, provided that certain minimum annual quantities of products are purchased from Sanyo.

The Company's Ability to Make Acquisitions Depends Upon its Ability to Access Capital on Acceptable Terms.

        Partial success of the Company's long-term growth strategy is dependent upon its ability to identify, finance and consummate acquisitions on acceptable financial terms. Access to capital is subject to the following risks:

  •
  use of common stock as acquisition consideration may result in dilution to stockholders;

  •
  if the common stock does not maintain a sufficient valuation or if potential acquisition candidates are unwilling to accept shares of the Company's common stock, then the Company will be required to use more cash resources or other consideration to make acquisitions;

  •
  if the Company is unable to generate sufficient cash for acquisitions from existing operations, its ability to make acquisitions could be adversely affected unless it is able to obtain additional capital through external financings or to borrow sufficient amounts; and

  •
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

  •
  the inability to effectively and efficiently integrate the assets of the acquired business;

  •
  the inability to increase the revenue and profit of the acquired business;

  •
  the expenditure of a disproportionate amount of money and time integrating acquired businesses, particularly operations located in new regions and operations involving new lines of business.

Multi-housing Vacancy Rates Could Effect Revenue From the Operations of Laundry Route Contracts.

        Consistency of revenue from the operations of vended laundry equipment, particularly in the multi-housing industry, depends partially upon the level of tenant occupancy. The number of apartments occupied in an apartment building with a vended laundry room can directly affect the Company's revenue.

        The level of occupancy can be adversely affected by many market economic conditions, including:

  •
  local economic slowdowns, and corresponding increases in unemployment rate

  •
  oversupply of apartments

  •
  lower mortgage interest rates which encourage apartment dwellers to purchase homes

The MicroFridge® Products May be Susceptible to Product Liability Claims for Which Insurance May Not be Adequate.

        Through the MicroFridge® segment, the Company markets and distributes MicroFridge®, a combination microwave and refrigerator. The sale and distribution of MicroFridge®, as well as other products, entails a risk of product liability claims. Further, although MicroFridge® is manufactured by third parties under contract with MicroFridge®, MicroFridge® may be subject to risks of product liability claims related to this manufacture. Potential product liability claims may exceed the amount of insurance coverage or may be excluded from coverage. The Company cannot assure investors that it will be able to renew existing insurance at a cost and level of coverage comparable to that currently in effect, if at all. In the event that the MicroFridge® segment is held liable for a claim against which it is not indemnified or for damages exceeding the limits of insurance coverage, the claim could have a material adverse effect on business.

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

Certain Stockholders, Directors and Executive Officers Could Exercise Control and Prevent a Sale or Merger.

        As of March 27, 2003, Mac-Gray's directors, executive officers, and certain of its stockholders and their affiliates beneficially owned in the aggregate approximately 51% of the outstanding shares of the Company's common stock. This percentage ownership does not include options to purchase 153,000 shares of the common stock held by some of these persons, all of which are currently exercisable. If these affiliates exercised any of their options, then the ownership of common stock would be further concentrated. As a result of this concentration in ownership, these stockholders, acting together, have the ability to significantly influence the outcome of the election of directors and all other matters requiring approval by a majority of stockholders. Matters requiring stockholder approval include significant corporate transactions, such as mergers and sales of all or substantially all of the Company's assets. The concentration of ownership in affiliates, together, in some cases, with specific provisions of the Company's charter and bylaws, as described below, and applicable sections of the corporate law of Delaware, may have the effect of delaying or preventing a change in control of Mac-Gray.

Provisions of the Company's Charter, Bylaws, Delaware Law, and the Shareholder Rights Agreement Could Have the Effect of Discouraging Takeovers.

        Specific provisions of the Company's charter and bylaws, as described below; sections of the corporate law of Delaware; the shareholder rights agreement, and powers of the Board of Directors may discourage takeover attempts not first approved by the Board of Directors, including takeovers which some stockholders may deem to be in their best interests. These provisions and powers of the Board of Directors could delay or prevent the removal of incumbent directors or the assumption of control by stockholders, even if the particular removal or assumption of control would be beneficial to stockholders. These provisions and powers of the Board of Directors could also discourage or make more difficult a merger, tender offer or proxy contest, even if these events would be beneficial, in the short term, to the interests of stockholders. The anti-takeover provisions and powers of the Board of Directors include, among other things:

  •
  the ability of the Board of Directors to issue shares of preferred stock and to establish the voting rights, preferences and other terms of such preferred stock;

  •
  a classified Board of Directors serving staggered three-year terms;

  •
  the elimination of stockholder voting by written consent;

  •
  the absence of cumulative voting for directors;

  •
  the removal of directors only for cause;

  •
  the vesting of exclusive authority in the Board of Directors to determine the size of the Board of Directors and, subject to the rights of holders of any series of preferred stock, if issued, to fill vacancies thereon;

  •
  the vesting of exclusive authority in the Board of Directors, except as otherwise required by law, to call special meetings of stockholders;

  •
  advance notice requirements for stockholder proposals and nominations for election to the Board of Directors;

  •
  ownership restrictions, under the corporate law of Delaware, with limited exceptions, upon acquirers including their affiliates and associates of 15% or more of its common stock; and

  •
  the Company's entry into a shareholder rights agreement providing for the issuance of rights that will cause substantial dilution to a person or group of persons that acquires 15% or more of the common shares unless the rights are redeemed.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. In the normal course of its business, the Company manages its exposure to these risks as described below. The Company does not engage in trading market-risk sensitive instruments for speculative purposes.

  Interest Rates

        The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at December 31, 2002.

	Expected Maturity Date (In Thousands)
	December 31, 2002
	2003	2004	2005	2006	2007	Thereafter	Total
Long-term Debt:
Fixed Rate	$871	$129	$120	$41	$—	$—	$1,161
Average interest rate	8.0%	7.9%	7.9%	7.9%	—	—	—
Variable rate	$7,500	$46,200	$800	$—	$—	$—	$54,500
Average interest rate	6.0%	6.0%	6.0%	—	—	—	—

        In February 2000, the Company entered into two standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements with its primary financial institution to manage the interest rate risk associated with its Credit Facility. Each agreement has a notional amount of $20,000 and maturity dates in February 2003 and 2005. The effect of the swap agreements was to limit the interest rate exposure to a fixed rate of 7.38% and 7.42% (versus the 90-day LIBOR rate) for the three year and five year swaps, respectively. On January 9, 2002, the Company terminated the $20,000 swap that expired in 2003 and entered into a $20,000 swap expiring in February 2004, with a fixed interest rate of 7.38% until February 2002, and 6.38% thereafter. The Company believes the risk associated with extending this fixed rate is more than offset by the interest expense savings the Company will realize. In accordance with the swap agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement; however, nonperformance is not anticipated.

        The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2002, the Company estimates that it would have cost $2,219, net of tax, to terminate these agreements.

        On June 29, 2000, the Company entered into a new senior secured credit facility (as referenced, the "Credit Facility"). The Credit Facility provides for borrowings of up to $100,000 consisting of borrowings under a three-year revolving line of credit of up to $65,000 and a five-year $35,000 senior secured term loan facility ("term loan"). On June 7, 2002, the Company negotiated an extension of the revolving line of credit portion of the Credit Facility to July 2, 2004. On December 2, 2002, the Company entered into an amendment that allowed the repurchase of capital stock of the Company and modified the calculation of the maximum amount of capital expenditures and the operating cash flow ratio. There were no other changes to the Credit Facility. The term loan matures in quarterly increments through June 2005. The Company is also required to pay an amount equal to 75% of the Excess Cash Flow, as defined, for each fiscal year in the event that the funded debt ratio for each of the preceding four fiscal quarters was greater than 1.50 to 1. The funded debt ratio is defined as total funded debt divided by EBITDA. This payment is first used to reduce the term loan with any remaining amounts used to reduce the revolving line of credit. The Company made Excess Cash Flow payments of $2,200 and $1,500 for the years ended December 31, 2000 and 2001, respectively. No Excess Cash Flow payment was required for the year ended December 31, 2002. As of December 31, 2002, there was $16,800 outstanding under the term loan and $37,700 outstanding under the revolving line of credit, and the unused balance under the revolving line of credit was $26,797. The average interest rate was approximately 6.0% at December 31, 2002.

Item 8. Financial Statements and Supplementary Data

        Financial statements and supplementary data are contained in pages F-1 through F-30 hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information appearing under the caption "Information Regarding Directors/Nominees" and "Information Regarding Executive Officers" in the Company's definitive proxy statement for its 2003 annual meeting of stockholders is incorporated herein by reference.

Item 11. Executive Compensation

        The information appearing under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2003 annual meeting of stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information appearing under the caption "Principal and Management Stockholders" in the Company's definitive proxy statement for its 2003 annual meeting of stockholders is incorporated herein by reference.

Stock Option Plan Information and Employee Stock Purchase Plan Information

        The following tables provide information as of December 31, 2002 regarding shares of common stock of the Company that may be issued under the existing equity compensation plans, including the Company's 1997 Stock Option and Incentive Plan (the "Stock Option Plan") and the Company's 2001 Employee Stock Purchase Plan (the "ESPP"). There are no equity compensation plans that have not been approved by the shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)(2)
Equity compensation plans approved by security holders(1)	1,020,760	$3.84	432,121

Equity compensation plans not approved by security holders	0	0	0

Total	1,020,760	$3.84	432,121

(1)
Consists of Stock Option Plan and ESPP

(2)
Includes shares available for future issuance under the ESPP

Item 13. Certain Relationships and Related Transactions

        The information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2003 annual meeting of stockholders is incorporated herein by reference.

Item 14. Controls and Procedures

        Within 90 days prior to the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, Mac-Gray's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

        While management believes the present design of disclosure controls and procedures is effective to make known to the Company's senior management in a timely fashion all material information concerning its business, management will continue to improve the design and effectiveness of disclosure controls and procedures at Mac-Gray to the extent necessary in the future to provide senior management with timely access to such material information, and to correct any deficiencies that may be discovered in the future.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

        (a)(1)(2) An Index to Consolidated Financial Statements and Schedule is on Page F-1 of this Report.

        (a)(3) Exhibits

        See attached exhibit listing on pages 30 through 32.

        (b) Reports on Form 8-K

        None

        (a)(3) Exhibits:

        The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. Exhibits 10.3, 10.11 and 10.13 constitute all of the management contracts and compensation plans and arrangements required to be filed as exhibits to this report on Form 10-K. Unless otherwise indicated, all exhibits are part of Commission File Number 1-13495. Certain exhibits indicated below are incorporated by reference to documents of Mac-Gray on file with the Commission.

  •
  Each exhibit marked by a cross (+) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-1 filed on August 14, 1997 (No. 333-33669) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1.

  •
  Each exhibit marked by an asterisk (*) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-4 filed on February 9, 1998 (No. 333-45899) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-4.

  •
  Each exhibit marked by a number sign (#) was previously filed as an exhibit to Amendment No. 1 to Mac-Gray's Registration Statement on Form S-1, filed on September 25, 1997 (No. 333-33669) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1.

  •
  Each exhibit marked by a (z) was previously filed as an exhibit to Amendment No. 1 of Mac-Gray's Registration Statement on Form S-1, filed on April 17, 1998 (No. 333-49795) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1.

  •
  Each exhibit marked by a (y) was previously filed as an exhibit to Mac-Gray's Form 8-K, filed on May 8, 1998 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

  •
  Each exhibit marked by a (x) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on June 18, 1999 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

  •
  Each exhibit marked by a (w) was previously filed as an exhibit to Mac-Gray's Form 10-Q filed on August 14, 2000 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-Q.

  •
  Each exhibit marked by a (v) was previously filed as an exhibit to Mac-Gray's Form 10-K filed on March 29, 2002 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-K.

        The following is a complete list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

2.1	Stock Purchase Agreement, dated as of March 31, 1998, by and among Mac-Gray Services, Inc., Copico, Inc. and the stockholders of Copico, Inc. (10.20) z
2.2	Stock and Asset Purchase Agreement, dated as of March 4, 1998, by and among Mac-Gray Services, Inc., Amerivend Corporation, Amerivend Southeast Corporation, Gerald E. Pulver and Gerald E. Pulver Grantor Retained Annuity Trust. (2.2) y
3.1	Amended and Restated Certificate of Incorporation. (3.1) +
3.2	By-laws, as amended. (3.2) v
4.1	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1) #
4.2	Shareholder Rights Agreement, dated as of June 15, 1999, by and between the Registrant and State Street Bank and Trust Company. (4.1) x
10.1	Stockholders' Agreement dated as of June 26, 1997 by and among the Registrant and certain stockholders of the Registrant. (10.2) +
10.2	Form of Maytag Distributorship Agreements. (10.13) +
10.3	The Registrant's 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits). (10.16) +
10.4	Revolving Credit and Term Loan Agreement, dated June 29, 2000, by and among the Registrant, the other Borrowers (as defined therein), the lenders named therein and KeyBank National Association, as agent. (10.1) w
10.5	Form of Pledge Agreement between the Registrant and the Banks (as defined therein) (10.2) w
10.6	Form of Security Agreement between the Registrant, the other Borrowers (as defined therein) and the Banks (as defined therein) (10.3) w
10.7	Form of Revolving Credit Note issued by the Registrant in favor of the Banks (as defined therein) (10.4) w
10.8	Form of Term Note issued by the Registrant in favor of the Banks (as defined therein) (10.5) w

10.9	First Amendment to Revolving Credit and Term Loan Agreement, dated February 28, 2002, among the Registrant, the other Borrowers (as defined therein), the Banks (as defined therein), the Agent (as defined therein), and KeyBank National Association as Documentation Agent. (10.14) v
10.10	Form of Noncompetition Agreement between the Registrant and its executive officers. (10.11) + (10.15) v
10.11	Form of Director Indemnification Agreement between the Registrant and each of its Directors. (10.17) + (10.16) v
10.12	April 2001 Amendment to the Mac-Gray Corporation 1997 Stock Option and Incentive Plan. (10.17) v
10.13	Second Amendment to Revolving Credit and Term Loan Agreement, dated June 7, 2002, among the Registrant, the other Borrowers (as defined therein), the Banks (as defined therein), the Agent (as defined therein), and KeyBank National Association as Documentation Agent (filed herewith).
10.14	Third Amendment to Revolving Credit and Term Loan Agreement, dated December 2, 2002, among the Registrant, the other Borrowers (as defined therein), the Banks (as defined therein), the Agent (as defined therein), and KeyBank National Association as Documentation Agent (filed herewith).
21.1	Subsidiaries of the Registrant. (21.1) z
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 27thDAY OF MARCH, 2003.

MAC-GRAY CORPORATION
	By:	/s/ STEWART GRAY MACDONALD, JR. Stewart Gray MacDonald, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)
Date: March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS E. BULLOCK Thomas E. Bullock	Director	March 27, 2003
/s/ WILLIAM M. CROZIER, JR. William M. Crozier, Jr.	Director	March 27, 2003
/s/ JOHN P. LEYDON John P. Leydon	Director	March 27, 2003
/s/ LARRY L. MIHALCHIK Larry L. Mihalchik	Director	March 27, 2003
/s/ JERRY A. SCHILLER Jerry A. Schiller	Director	March 27, 2003
/s/ MICHAEL J. SHEA Michael J. Shea	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 27, 2003

MAC-GRAY CORPORATION
CERTIFICATION PURSUANT TO SECTION 302 OF
SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

        I, Stewart G. MacDonald, Chief Executive Officer and Chairman of the Board of Directors, certify that:

1.
I have reviewed this annual report on Form 10-K of Mac-Gray Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ STEWART GRAY MACDONALD, JR. Stewart Gray MacDonald, Jr. Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

MAC-GRAY CORPORATION
CERTIFICATION PURSUANT TO SECTION 302 OF
SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

        I, Michael J. Shea, Chief Financial Officer and Treasurer, certify that:

1.
I have reviewed this annual report on Form 10-K of Mac-Gray Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ MICHAEL J. SHEA Michael J. Shea Chief Financial Officer and Treasurer (Principal Financial Officer)

Items 15(a)(1) and (2)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

        The following consolidated financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below.

MAC-GRAY CORPORATION
Report of Independent Accountants	F-2
Consolidated Balance Sheets at December 31, 2001 and 2002	F-3
Consolidated Income Statements for the Years Ended December 31, 2000, 2001 and 2002	F-4
Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2000, 2001, and 2002	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002	F-6
Notes to Consolidated Financial Statements	F-7
The following consolidated financial statement schedule of Mac-Gray Corporation is included in Item 15 (a)(2) and should be read in conjunction with the financial statements included herein.
Schedule II Valuation and Qualifying Accounts	F-30

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
  Stockholders of Mac-Gray Corporation:

        To the Board of Directors and Stockholders of Mac-Gray Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mac-Gray Corporation and its subsidiaries (the "Company") at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As disclosed in Note 6, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142 effective on January 1, 2002.

Boston, Massachusetts
February 14, 2003

MAC-GRAY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$5,225	$5,016
Trade receivables, net of allowance for doubtful accounts	7,729	7,670
Inventory of finished goods	4,557	6,186
Deferred income taxes	844	1,067
Prepaid expenses, route rent and other current assets	8,928	7,595

Total current assets	27,283	27,534
Property, plant and equipment, net	75,598	74,928
Intangible assets, net	47,912	45,739
Prepaid expenses, route rent and other assets	17,102	14,178

Total assets	$167,895	$162,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,104	$8,371
Current portion of capital lease obligations	543	479
Trade accounts payable	5,706	6,272
Accrued route rent	7,697	8,550
Accrued expenses	4,065	5,185
Deferred revenues and deposits	1,973	1,278

Total current liabilities	27,088	30,135
Long-term debt	62,221	47,290
Long term capital lease obligations	351	685
Deferred income taxes	15,105	17,821
Deferred retirement obligation	645	541
Other liabilities	1,911	2,219
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 12,649,318 outstanding at December 31, 2001, and 13,443,754 issued and 12,670,220 outstanding at December 31, 2002)	134	134
Additional paid in capital	68,540	68,540
Accumulated other comprehensive loss	(1,911)	(1,723)
Retained earnings	3,158	5,805

	69,921	72,756
Less common stock in treasury, at cost	(9,347)	(9,068)

Total stockholders' equity	60,574	63,688

Total liabilities and stockholders' equity	$167,895	$162,379

The accompanying notes are an integral part of these consolidated financial statements

MAC-GRAY CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Years Ended December 31,
	2000	2001	2002
Revenue:
Route revenue	$106,274	$108,241	$107,425
Sales	42,082	39,155	39,241
Other	5,912	4,673	3,702

Total revenue	154,268	152,069	150,368

Cost of revenue:
Route rent	47,596	50,039	49,363
Route expenditures and other direct costs	24,778	24,786	24,895
Depreciation and amortization	18,980	19,276	16,501
Cost of product sales	27,766	27,026	27,197

Total cost of revenue	119,120	121,127	117,956

Gross margin	35,148	30,942	32,412

Operating expenses:
General and administration	9,788	8,823	9,359
Sales and marketing	10,542	10,994	11,125
Depreciation and amortization	1,225	1,201	1,197

Total operating expenses	21,555	21,018	21,681

Income from operations	13,593	9,924	10,731
Interest expense, net	(6,770)	(5,164)	(4,578)
Other income, net	123	24	188

Income before provision for income taxes and effect of change in accounting principle	6,946	4,784	6,341
Provision for income taxes	(3,162)	(2,299)	(2,567)

Net income before effect of change in accounting principle	3,784	2,485	3,774
Effect of change in accounting principle—net of taxes (Note 6)	—	—	(906)

Net income	$3,784	$2,485	$2,868

Net income per common share before effect of change in accounting principle—basic	$0.30	$0.20	$0.30

Net income per common share before effect of change in accounting principle—diluted	$0.30	$0.20	$0.30

Net income per common share—basic	$0.30	$0.20	$0.23

Net income per common share—diluted	$0.30	$0.20	$0.23

Weighted average common shares outstanding—basic	12,634	12,645	12,661

Weighted average common shares outstanding—diluted	12,634	12,647	12,664

The accompanying notes are an integral part of these consolidated financial statements

MAC-GRAY CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock						Treasury Stock
					Accumulated Other Comprehensive Loss
	Number of shares	Value	Additional Paid in Capital	Retained Earnings		Comprehensive Income	Number of shares	Cost	Total
Balance, December 31, 1999	13,443,754	$134	$68,540	$(2,935)	$—		816,001	$(9,600)	$56,139
Net income	—	—	—	3,784	—		—	—	3,784
Stock granted	—	—	—	(78)	—		(9,886)	116	38

Balance, December 31, 2000	13,443,754	134	68,540	771	—		806,115	(9,484)	59,961
Net income	—	—	—	2,485	—	$2,485	—	—	2,485
Other comprehensive income (loss):
Cumulative effect of adopting FAS133, net of tax of $750	—	—	—	—	$(1,124)	—	—	—	(1,124)
Unrealized loss on derivative instruments, net of tax of $524	—	—	—	—	(787)	(787)	—	—	(787)

Comprehensive income	—	—	—	—	—	$1,698	—	—	—

Stock granted	—	—	—	(89)	—		(10,679)	125	36
Options exercised	—	—	—	(9)	—		(1,000)	12	3

Balance, December 31, 2001	13,443,754	134	68,540	3,158	(1,911)		794,436	(9,347)	60,574
Net income	—	—	—	2,868	—	$2,868	—	—	2,868
Other comprehensive income: Unrealized gain on derivative instruments, net of tax of $125 and net of reclassification adjustment (Note 9)	—	—	—	—	188	188	—	—	188

Comprehensive income	—	—	—	—	—	$3,056	—	—	—

Stock issuance—Employee Stock Purchase Plan	—	—	—	(130)	—		(14,141)	167	37
Repurchase of common stock	—	—	—	—	—		3,800	(12)	(12)
Stock granted	—	—	—	(91)	—		(10,561)	124	33

Balance, December 31, 2002	13,443,754	$134	$68,540	$5,805	$(1,723)		773,534	$(9,068)	$63,688

The accompanying notes are an integral part of these consolidated financial statements

MAC-GRAY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net income	$3,784	$2,485	$2,868
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	20,205	20,477	17,698
Effect of change in accounting principle	—	—	906
Allowance for doubtful accounts and lease reserves	79	525	(167)
Gain on sale of assets	(201)	(52)	(192)
Deferred income taxes	2,857	1,635	2,493
Director stock grant	38	36	33
Non-cash interest expense	—	—	828
Decrease in accounts receivable	480	192	226
Decrease (increase) in inventory	3,130	(1,166)	(1,629)
(Increase) decrease in prepaid expenses, route rent and other assets	(3,440)	(2,227)	2,259
(Decrease) increase in accounts payable, accrued route rent and accrued expenses	(3,030)	(2,776)	2,207
Decrease in deferred revenues and customer deposits	(725)	(656)	(695)

Net cash flows provided by operating activities	23,177	18,473	26,835

Cash flows from investing activities:
Capital expenditures	(13,983)	(12,779)	(13,334)
Proceeds from sale of property and equipment	1,987	862	898

Net cash flows used in investing activities	(11,996)	(11,917)	(12,436)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(2,697)	(1,846)	(1,363)
Payments on 2000 Senior Secured Credit Facility, net	(7,352)	(6,203)	(13,050)
Payments for repurchase of common stock	—	—	(12)
Financing costs	(983)	—	(220)
Proceeds from issuance of common stock	—	—	37
Proceeds from exercise of stock options	—	3	—

Net cash flows used in financing activities	(11,032)	(8,046)	(14,608)

Increase (decrease) in cash and cash equivalents	149	(1,490)	(209)
Cash and cash equivalents, beginning of period	6,566	6,715	5,225

Cash and cash equivalents, end of period	$6,715	$5,225	$5,016

Supplemental cash flow information:
Interest paid	$6,706	$6,774	$4,730
Income taxes paid (received)	$(243)	$230	$393

        Supplemental disclosure of non-cash investing activities: During the years ended December 31, 2000, 2001 and 2002, the Company acquired various vehicles under capital lease agreements totaling $606 and $566 and $915, respectively.

The accompanying notes are an integral part of these consolidated financial statements

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Description of the Business and Basis of Presentation

        Description of the Business.    Mac-Gray Corporation ("Mac-Gray" or the "Company") generates the majority of its revenue from card/coin-operated laundry rooms located in the Northeastern, Southeastern and Midwestern United States. A large portion of its revenue is also derived from the sale and lease of the Company's MicroFridge® product lines. The Company's principal customer base is the multi-housing market, which includes apartments, condominium units, colleges and universities, and military bases. The Company also sells, services and leases commercial laundry equipment to commercial laundromats, multi-housing properties and institutions. The Company also generates revenue from card/coin-operated reprographics equipment located in university and municipal libraries, and other buildings. The majority of the Company's purchases of laundry equipment is from one supplier.

        Basis of Presentation.    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

2. Significant Accounting Policies

        Cash and Cash Equivalents.    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On occasion the Company has excess cash available for a short period of time; when this occurs, the Company invests such excess cash in repurchase agreements and other highly liquid short-term investments. Accordingly, the investments are subject to minimal credit and market risk. Included in cash and cash equivalents is an estimate of cash not yet collected which remains at laundry and reprographics customer locations. At December 31, 2001 and 2002, this estimate was $3,655 and $3,480, respectively.

        Revenue Recognition.    The Company recognizes route revenue on the accrual basis. Rental revenue is recognized ratably over the related contractual period, which is generally less than one year. The Company recognizes revenue from product sales upon shipment of the products, unless otherwise specified. Shipping and handling fees charged to customers are recognized upon shipment of the products and are included in revenue with related cost included in cost of sales.

        The Company has entered into long-term lease transactions that meet the qualifications of a sales-type lease for certain equipment. For these transactions, the amount of revenue recognized upon product shipment is the present value of the minimum lease payments, net of executory costs, together with the profit thereon, discounted at the interest rate implicit in the lease. Interest revenue is recognized over the life of the rental agreement. At December 31, 2001 and 2002 the Company had $14,351 and $11,022, respectively, in receivables related to sales-type leases. These receivables have been recorded net of unearned interest income of $1,059 and $849 at December 31, 2001 and 2002. These receivables are primarily due ratably over the next seven years and have been classified as other current assets and other long-term assets, as appropriate, in the balance sheet. The related reserve for lease receivables at December 31, 2001 and 2002 was $450 and $452, respectively. The Company has not entered into any significant sales-type leases since 2001.

        Allowance for Doubtful Accounts.    On a regular basis, the Company reviews the adequacy of its provision for doubtful accounts for trade accounts receivable and lease receivable based on historical collection expense results and current economic conditions using factors based on the aging of its trade accounts and lease receivable. In addition, the Company estimates specific additional allowances based on indications that a specific customer may be experiencing financial difficulties. The Company maintains an allowance for doubtful trade accounts receivable of $567 at December 31, 2001 and $397 at December 31, 2002.

        Concentration of Credit Risk.    Financial instruments which potentially expose the Company to concentration of credit risk include trade and lease receivables generated by the Company as a result of the selling and leasing of laundry equipment and MicroFridge® products. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed and reserves are maintained. The Company typically does not require collateral. No individual customer accounted for more than 10% of revenues or accounts receivable for any period presented.

        Fair Value of Financial Instruments.    For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 2001 and 2002, based upon terms currently available to the Company in financial markets.

        Inventories.    Inventories are stated at the lower of cost (as determined using the first-in, first-out method) or market, and consist primarily of finished goods.

        Provision for Inventory Reserves.    On a regular basis, the Company reviews the adequacy of its reserve for inventory obsolescence based on historical experience, product knowledge and frequency of shipments.

        Prepaid Route Rent.    Prepaid route rent consists of cash advances paid to property owners and managers under laundry service contracts. The prepaid amount is amortized ratably over the life of the contract.

        Property, Plant and Equipment.    Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged to operations as incurred; acquisitions, major renewals, and betterments are capitalized. Upon retirement or sale, the cost of assets disposed of and their related accumulated depreciation or amortization are removed from the accounts, with the resulting gain or loss reflected in income.

        Route Equipment—Not Yet Placed in Service.    These assets represent laundry machines that management estimates will be installed in route laundry rooms and have not been purchased for commercial sale.

        Advertising Costs.    Advertising costs are expensed as incurred. These costs were $554, $782 and $878 for the years ended December 31, 2000, 2001 and 2002, respectively.

        Intangible Assets.    Intangible assets primarily consist of various non-compete agreements, customer lists, goodwill and contract rights recorded in connection with the acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from two to five years. Customer lists are amortized using the straight-line method over five to fifteen years. Contract rights are amortized using the straight-line method over fifteen years. In accordance with the adoption of the provisions of FAS 142 (see Note 6), the Company stopped amortizing goodwill on January 1, 2002.

        Impairment of Long-Lived Assets.    The Company reviews long-lived assets, including fixed assets and intangible assets with definitive lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

        In accordance with FAS 142, the Company tests its goodwill annually for impairment and whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The goodwill impairment review consists of a two-step process of first determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. Fair values of the reporting units were determined based on estimates of comparable market price or discounted future cash flows. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the implied fair value of the reporting unit is allocated to all the underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written-down to its fair value.

        Income Taxes.    The Company accounts for income taxes utilizing the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under the provisions of FAS 109, the current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determined the amount of taxes payable currently or in future years. The classification of net current and non-current deferred tax assets or liabilities depend upon the nature of the related asset or liability. Deferred income taxes are provided for temporary differences between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

        Stock Compensation.    The Company's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company uses the disclosure requirements of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under APB No. 25, the Company does not recognize compensation expense on stock options granted to employees, because the exercise price of each option is equal to the market price of the underlying stock on the date of the grant.

        If the company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

	Year Ended December 31,
	2000	2001	2002
Net income, as reported	$3,784	$2,485	$2,868
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(85)	(39)	(244)

Pro forma net income	$3,699	$2,446	$2,624

Earnings per share:
Basic, as reported	$0.30	$0.20	$0.23

Basic, pro forma	$0.29	$0.19	$0.21

Diluted, as reported	$0.30	$0.20	$0.23

Diluted, pro forma	$0.29	$0.19	$0.21

        Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future periods.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Earnings Per Share.    The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires the presentation of basic earnings per share ("EPS") and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share has been calculated using the treasury stock method.

        Reclassifications.    Certain amounts in the 2000 and 2001 Consolidated Financial Statements have been reclassified to conform with the 2002 presentation.

        Other Comprehensive Income.    The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income". This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders.

        Financial Instruments.    The Company accounts for derivative instruments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB No. 133" ("FAS 138"). These statements require the Company to recognize derivatives on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the intended use of the derivative. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has designated its interest rate swap agreements as cash flow hedges. Accordingly, the change in fair value of the agreements are recognized in other comprehensive income and the ineffective portion of the change is recognized in earnings immediately.

        Product Warranties.    The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs. Actual costs have not exceeded the Company's estimates.

Accrued Warranty
Balance, December 31, 2000	$158
Accruals for warranties issued	165
Accruals for pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind)	(163)

Balance, December 31, 2001	160
Accruals for warranties issued	196
Accruals for pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind)	(191)

Balance, December 31, 2002	$165

        New Accounting Pronouncements.    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," ("FAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. Management does not expect the adoption of this standard to have any impact on the Company's financial position or results of operations.

        In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," ("FAS 144"). FAS 144 supercedes

FASB Statement No. 121 ("FAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. On January 1, 2002, the Company adopted FAS 144. The adoption of FAS 144 had no material effect on the Company's financial position or results of operations.

        In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associates with Exit or Disposal Activities" ("FAS 146"), which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on the results of the Company.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The Company has adopted the disclosure provisions of this pronouncement as of December 31, 2002. The Company is currently assessing the financial impact of adopting this pronouncement in fiscal year 2003.

        In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation" ("FAS 148"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amended disclosure provisions are effective for fiscal years ending after December 15, 2002 and the Company has adopted the amended disclosure provisions as of December 31, 2002. As provided for in FAS No. 123, the Company has elected to apply Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based employee compensation plans. APB No. 25 does not require employee stock options to be expensed when granted with an exercise price equal to fair market value. The Company intends to continue to apply the provisions of APB No. 25.

3. Prepaid Expenses, Route Rent and Other Current Assets

        Prepaid expenses, route rent and other current assets consist of the following:

	December 31,
	2001	2002
Prepaid route rent	$1,862	$1,733
Prepaid supplies	2,325	1,918
Leases receivable	3,382	3,099
Prepaid taxes	615	—
Other	744	845

	$8,928	$7,595

4. Prepaid Expenses, Route Rent and Other Assets

        Prepaid expenses, route rent and other assets consist of the following:

	December 31,
	2001	2002
Prepaid route rent	$6,153	$5,606
Leases receivable	9,403	7,202
Other	1,546	1,370

	$17,102	$14,178

5. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

		December 31,
	Estimated Useful Life
		2001	2002
Route equipment	10 years	$112,992	$125,710
Rental equipment	7 years	10,080	6,683
Buildings and improvements	15-39 years	10,278	10,946
Furniture, fixtures and computer equipment	2-7 years	7,418	7,842
Trucks and autos	3-5 years	5,305	5,144
Tooling costs	3 years	306	306
Land and improvements	—	221	221

		146,600	156,852
Less: accumulated depreciation		72,816	83,117

		73,784	73,735
Route equipment, not yet placed in service		1,814	1,193

Property, plant and equipment, net		$75,598	$74,928

        Depreciation of property, plant and equipment totaled $15,806, $16,237 and $16,212 for the years ended December 31, 2000, 2001 and 2002, respectively.

        At December 31, 2001 and 2002, trucks and autos included $4,826 and $4,693, respectively, of capital leased equipment with an accumulated amortization balance of $3,931 and $3,528, respectively.

6. Adoption of FAS 142

        On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 ("FAS 142")—"Goodwill and Other Intangible Assets." FAS 142 requires an initial impairment assessment upon adoption on January 1, 2002, as well as an annual assessment thereafter. The Company engaged an independent third-party business appraisal firm to assist in this process. After their review of information provided by the Company and obtained from public sources, the outside firm performed a fair market valuation of the Company's Laundry and Reprographics, and MicroFridge® segments. These segments represent the Company's reporting units under FAS 142. Upon the completion of this evaluation it was determined that the fair value of the Laundry and MicroFridge® reporting units exceeded their book value, therefore no impairment of goodwill occurred in these reporting units. However, due to the continued decline in the performance of the reprographics reporting unit as a result of expanding use of the Internet in college and public libraries, and access to free laser printers, the book value of the reprographics reporting unit exceeded the fair value, resulting in a non-cash write-off of the remaining book value of the reporting unit's goodwill in the period ended March 31, 2002, of $906, or $0.07 per share. In accordance with FAS 142, this has been recorded as the effect of a change in accounting principle.

        Following is the impact on earnings of implementing FAS 142 on the year ended December 31, 2002, and what the impact on the same period in 2000 and 2001 would have been:

	For the year ended December 31,
	2000	2000 per share	2001	2001 per share	2002	2002 per share
Reported earnings	$3,784	$0.30	$2,485	$0.20	$2,868	$0.23
Add: Impairment charge to comply with new accounting standard—net of taxes	—	—	—	—	906	0.07

	3,784	0.30	2,485	0.20	3,774	0.30
Add: Goodwill amortization—net of taxes	1,907	0.15	1,907	0.15	—	—

	$5,691	$0.45	$4,392	$0.35	$3,774	$0.30

        After the write-off of goodwill associated with the reprographics segment, the remaining goodwill, which will not be further amortized, and the intangible assets to be amortized, are:

	As of December 31, 2001
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry and reprographics	$50,011	11,387	$38,624
MicroFridge®	1,026	803	223

	51,037	12,190	38,847

Intangible assets:
Laundry and reprographics:
Non-compete agreements	4,482	$3,014	1,468
Contract rights	9,060	3,415	5,645
MicroFridge®:
Customer lists	1,451	344	1,107
Deferred financing costs	1,635	790	845

	16,628	7,563	9,065

Total intangible assets	$67,665	$19,753	$47,912

	As of December 31, 2002
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry	$37,718		$37,718
MicroFridge®	223		223

	37,941		37,941

Intangible assets:
Laundry and reprographics:
Non-compete agreements	4,482	$3,450	1,032
Contract rights	9,060	4,019	5,041
MicroFridge®:
Customer lists	1,451	443	1,008
Deferred financing costs	1,852	1,135	717

	16,845	9,047	7,798

Total intangible assets	$54,786	$9,047	$45,739

        The carrying amount of goodwill totaled $38,847 and $37,941 as of December 31, 2001 and 2002, respectively. The change in carrying amount of goodwill from December 31, 2001 to December 31, 2002 was due to the charge of $906 on the laundry and reprographics segment related to the Copico goodwill for the effect of change in accounting principle.

6. Adoption of FAS 142 (Continued)

        Estimated future amortization expense of intangible assets consists of the following:

2003	$1,395
2004	1,157
2005	873
2006	767
2007	767
Thereafter	2,839

$7,798

        Amortization expense associated with the above intangible assets amounted to $4,399, $4,240 and $1,486 for the years ended December 31, 2000, 2001 and 2002, respectively.

7. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2001	2002
Accrued interest	$371	$301
Accrued salaries	510	565
Accrued commission/bonuses	602	1,438
Accrued warranty	160	165
Deferred service revenue	404	398
Deferred smart card revenue	450	651
Current portion of deferred retirement obligation	104	104
Accrued professional fees	257	144
Accrued income taxes	623	394
Accrued sales tax	233	281
Accrued insurance	—	289
Other accrued expenses	351	455

	$4,065	$5,185

8. Deferred Retirement Obligation

        The deferred retirement obligation at December 31, 2001 and 2002 relates to payments due to a former shareholder of the Company in connection with a retirement agreement, which provides for annual payments of $104 until the death of the former shareholder. The liability has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

9. Long-Term Debt

        Long-term debt consists of the following:

	December 31,
	2001	2002
Senior Secured Credit Facility	$67,550	$54,500
Various fixed interest rate notes, (8.4%-11.51%) due through February 1, 2005	789	774
Discount note, 6% imputed interest rate (estimated fair market rate), quarterly installments, due October 1, 2002	482	—
Acquisition note payable, 8% imputed interest rate (estimated fair market rate), monthly payments, due May 31, 2006	504	387

Total long-term debt	69,325	55,661
Less: current portion	7,104	8,371

	$62,221	$47,290

Credit Agreement and Revolving Credit Facility

        On June 29, 2000 the Company entered into a new Senior Secured Credit Facility with a group of banks. This transaction retired the April 23, 1998 Senior Facility which was due to convert to a term loan in April 2001. The new revolving line of credit and term loan facility (the "2000 Senior Secured Credit Facility") provided for borrowings of up to $100,000. The 2000 Senior Secured Credit Facility provides for borrowings under a three-year revolving line of credit of up to $65,000, and included a five-year $35,000 Senior Secured Term Loan Facility. On June 7, 2002, the Company negotiated an extension of the revolving line of credit portion of the 2000 Senior Secured Credit Facility to July 2, 2004. On December 2, 2002, the Company entered into an amendment that allowed the repurchase of capital stock of the Company and modified the calculation of the maximum amount of capital expenditures and the operating cash flow ratio. There have been no other changes to the 2000 Senior Secured Credit Facility. The Company is also required to pay an amount equal to 75% of the Excess Cash Flow, as defined, for each fiscal year provided that the funded debt ratio for each of the preceding four fiscal quarters was greater than 1.50 to 1. This payment is first used to reduce the Senior Secured Term Facility with any remaining amounts used to reduce the revolving line of credit. The Company made Excess Cash Flow payments of $2,200 and $1,500 in 2001 and 2002, respectively. Primarily through principal payments made quarterly since the inception of the 2000 Senior Secured Credit Facility, the $35,000 Senior Secured Term Loan Facility has been reduced to $16,800 at December 31, 2002.

        Outstanding indebtedness under the 2000 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate or LIBOR plus 1.75%. The average interest rate at December 31, 2002 was approximately 6.0%.

        The 2000 Senior Secured Credit Facility restricts payments of dividends and other distributions, restricts the Company from making certain acquisitions and incurring indebtedness, and requires it to maintain certain financial ratios. The 2000 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2000 Senior Secured Credit Facility is subject to certain financial and operational covenants.    At December 31, 2002, the Company was in compliance with all the terms of the 2000 Senior Secured Credit Facility. On December 31, 2001, the Company failed the minimum EBITDA covenant, as defined in the Credit Facility, and obtained the necessary waiver from its lenders. The Company's EBITDA decreased in 2002 as compared to 2001 and, if this trend continues, the Company could fail to meet the minimum EBITDA covenant in the future and, absent a waiver from its lenders, such failure would permit the lenders to accelerate the repayment of all amounts outstanding under the Credit Facility. At December 31, 2002 outstanding letters of credit amounted to $503. The 2000 Senior Secured Term Loan Facility matures in quarterly increments through June 2005. The unused balance under the 2000 Senior Secured Credit Facility was $26,797 at December 31, 2002.

        In February 2000, the Company entered into two standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements with its primary financial institution to manage the interest rate risk associated with its 2000 Senior Secured Credit Facility. The Company has designated its interest rate swaps as cash flow hedges. Each agreement has a notional amount of $20,000 and maturity dates in February 2003 and 2005. The effect of the swap agreements is to limit the interest rate exposure to a fixed rate of 7.38% and 7.42% (versus the 90-day LIBOR rate) for the three year and five year swaps, respectively. On January 9, 2002, the Company terminated the $20,000 swap that expires in 2003 and entered into a $20,000 swap expiring in February 2004, with a fixed interest rate of 7.38% until February 2002, and 6.38% thereafter. The Company believes the risk associated with extending this fixed rate is more than offset by the interest expense savings the Company will realize. In accordance with the swap agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, nonperformance is not anticipated.

        The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2002, the fair value of the interest rate swaps was a loss of $2,219, net of related income taxes. The unrealized loss for the year ended December 31, 2002 of $526, net of related taxes of $351, was recorded as a component of other comprehensive income. The ineffective portion of the February 2004 interest rate swap recorded resulted in interest income of $364, before the effect of the related income taxes of $146, for the year ended December 31, 2002. During the year ended December 31, 2002, there was $1,192, before the effect of the related income taxes of $478, that was reclassified from accumulated other comprehensive income to interest expense due to the termination of the February 2003 interest rate swap. The Company estimates that approximately $60, net of related taxes, will be reclassified to interest expense during the year ended December 31, 2003. There were no reclassifications from accumulated other comprehensive income or ineffective portions of cash flow hedges for the year ended December 31, 2001. The fair value of the interest rate swaps is included in other liabilities.

        The 2000 Senior Secured Credit Facility contains a commitment fee equal to one quarter of one percent (0.25%) per annum of the average daily unused portion of the Credit Facility.

  Future Payments

        As of December 31, 2002, the scheduled future principal payments of long-term debt are as follows:

2003	$8,371
2004	46,329
2005	920
2006	41

$55,661

10. Income Taxes

        The provision for state and federal income taxes consists of the following:

	Years Ended December 31,
	2000	2001	2002
Current state	$209	$276	$121
Deferred state	534	232	400
Current federal	96	388	(47)
Deferred federal	2,323	1,403	2,093

Total income taxes	$3,162	$2,299	$2,567

        The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities at December 31:

	2001	2002
Deferred tax assets:
Net operating loss carryforwards	$771	$1,628
Alternative minimum tax credit carryforwards	1,538	1,418
Accounts receivable	398	633
Deferred compensation	497	261
Amortization	124	—
Deferred revenue	213	62
Other	233	154

	3,774	4,156

Deferred tax liabilities:
Depreciation	14,885	17,108
Amortization	—	780
Sales-type leases	3,150	3,022

	18,035	20,910

Net deferred tax liabilities	$14,261	$16,754

        For the years ended December 31, 2000, 2001 and 2002 the statutory income tax rate differed from the effective rate primarily as a result of the following differences:

	2000	2001	2002
Taxes computed at federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.5	5.5
Non-deductible goodwill	3.3	4.7	—
Other	2.2	2.9	1.0

Income tax provision	45.5%	48.1%	40.5%

        At December 31, 2002, the Company has the following net operating loss carryforwards available to reduce certain future federal taxable income:

Net operating loss carryforwards relating to certain losses incurred prior to the year ended December 31, 2000	$931
Net operating loss carryforwards relating to certain losses incurred in the year ending December 31, 2000	857
Net operating loss carryforwards relating to certain losses incurred in the year ending December 31, 2001	87
Net operating loss carryforwards relating to certain losses incurred in the year ending December 31, 2002	1,277

$3,152

        At December 31, 2002, the Company has the following net operating loss carryforwards available to reduce certain future state taxable income:

Net operating loss carryforwards relating to certain losses incurred prior to the year ended December 31, 2000	$5,322
Net operating loss carryforwards relating to certain losses incurred in the year ending December 31, 2000	2,626
Net operating loss carryforwards relating to certain losses incurred in the year ending December 31, 2001	847
Net operating loss carryforwards relating to certain losses incurred in the year ending December 31, 2002	1,748

$10,543

        The state net operating loss carryforwards expire 10-20 years from the year in which they were incurred, except for the Massachusetts portion. The Massachusetts portion of the net operating loss carryfoward is $3,977, of which $3,363 expires in the year ending December 31, 2004, and $614 expires in the year ending December 31, 2005. The Company believes it will be able to fully utilize the state net operating loss carryforwards prior to their expiration date and accordingly, no valuation allowance has been recorded associated with these balances.

        The federal net operating loss carryfowards expire 15-20 years from the year in which they were incurred.

11. Repurchase of Common Stock

        On December 2, 2002, the Board of Directors authorized a $2,000 stock repurchase program. The authorization expires on December 2, 2003. As of December 31, 2002, 3,800 shares had been purchased at a total cost of $12.

12. Segment Information

        The Company operates three business segments which are based on the Company's different product and service categories: Laundry, MicroFridge® and reprographics. These three business segments have been aggregated into two reportable segments ("Laundry and Reprographics" and "MicroFridge®"). The laundry and reprographics business segments have been aggregated into one reportable segment (laundry and reprographics) since many operating functions of the laundry and reprographics operations are commingled. The Laundry segment provides card/coin-operated laundry equipment to multi-housing facilities such as apartment buildings, colleges and universities and public housing complexes. The laundry segment also operates as a distributor of and provides service to commercial laundry equipment in public laundromats, as well as institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities. The reprographics segment provides card/coin-operated reprographics equipment to academic and public libraries. The MicroFridge® segment sells, rents, and services its own proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes colleges and universities, government, hotel, motel and assisted living facilities.

        There are no intersegment revenues.

        The tables below present information about the operations of the reportable segments of Mac-Gray for the years ended December 31, 2000, 2001 and 2002. The information presented represents the key financial metrics that are utilized by the Company's Chief Operating Decision Maker in assessing the performance of each of the Company's reportable segments.

	Year Ended December 31, 2000
	Laundry and Reprographics	MicroFridge®	Total
Revenues	$124,422	$29,846	$154,268
Gross margin	25,033	10,115	35,148
Depreciation and amortization	17,191	2,104	19,295
Capital expenditures	12,341	167	12,508
Total assets	145,988	20,559	166,547
	Year Ended December 31, 2001
	Laundry and Reprographics	MicroFridge®	Total
Revenues	$126,215	$25,854	$152,069
Gross margin	23,318	7,624	30,942
Depreciation and amortization	17,772	1,784	19,556
Capital expenditures	11,949	316	12,265
Total assets	136,994	23,569	160,563
	Year Ended December 31, 2002
	Laundry and Reprographics	MicroFridge®	Total
Revenues	$126,688	$23,680	$150,368
Gross margin	25,794	6,618	32,412
Depreciation and amortization	15,497	1,195	16,692
Capital expenditures	12,843	100	12,943
Total assets	131,876	24,228	156,104

        The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

	2000	2001	2002
Income
Total gross margin for the reportable segments	$35,148	$30,942	$32,412
Operating expenses	(21,555)	(21,018)	(21,681)
Interest expense, net	(6,770)	(5,164)	(4,578)
Other expense, net	123	24	188

Income before provision for income taxes and effect of change in accounting principle	$6,946	$4,784	$6,341

	2000	2001	2002
Depreciation and amortization
Total for reportable segments	$19,295	$19,556	$16,692
Corporate	910	921	1,006

Total depreciation and amortization	$20,205	$20,477	$17,698

	2000	2001	2002
Capital expenditures
Total for reportable segments	$12,508	$12,265	$12,943
Corporate	1,475	514	391

Total capital expenditures	$13,983	$12,779	$13,334

	2000	2001	2002
Assets
Total for reportable segments	$166,547	$160,563	$156,104
Corporate(1)	7,260	6,488	5,208
Deferred income taxes	818	844	1,067

Total assets	$174,625	$167,895	$162,379

(1)
Principally cash, prepaid expenses, property, plant & equipment. Certain prior year reclassifications have been made between corporate and reportable segments to more accurately distribute assets.

13. Commitments and Contingencies

        Leases.    The Company leases certain equipment and facilities under non-cancelable operating leases. The Company also leases certain vehicles under capital leases.

        Future minimum lease payments under non-cancelable operating and capital leases consist of the following:

	Capital Leases	Operating Leases
Year ended December 31,
2003	$497	$855
2004	306	820
2005	239	510
2006	164	197
2007 and thereafter	—	26

	1,206	$2,408

Less: amount representing interest (LIBOR of 1.38% at December 31, 2001)	42

	1,164
Present value future minimum lease payments less amounts due within one year	479

Amounts due after one year	$685

        Rent expense incurred by the Company under non-cancelable operating leases totaled $934, $1,169 and $984 for the years ended December 31, 2000, 2001 and 2002, respectively.

        Guaranteed Route Rent Payments.    The Company operates coin laundry routes under various lease agreements in which the Company is required to make minimum guaranteed rent payments to the respective lessors. The following is a schedule by years of future minimum guaranteed rent payments required under these lease agreements that have initial or remaining non-cancelable contract terms in excess of one year as of December 31, 2002:

2003	$4,396
2004	3,674
2005	2,520
2006	2,040
2007	1,706
Thereafter	3,719

$18,055

        Litigation.    The Company is involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

14. Employee Benefit and Stock Plans

        Retirement Plans.    The Company maintains a qualified profit-sharing/401(k) plan (the "Plan") covering substantially all employees. The Company's contributions to the Plan are at the discretion of the Board of Directors. Costs under the Plan amounted to $623, $643 and $620, for the years ended December 31, 2000, 2001 and 2002, respectively.

        Stock Option and Incentive Plans.    On April 7, 1997, the Board of Directors adopted, and the Company's stockholders approved, the 1997 Stock Option and Incentive Plan for the Company (the "1997 Stock Plan"). The 1997 Stock Plan is designed and intended as a performance incentive for officers, employees, consultants and directors to promote the financial success and progress of the Company. All officers, employees and independent directors are eligible to participate in the 1997 Stock Plan. Awards, when made, may be in the form of stock options, restricted stock, unrestricted stock options, and dividend equivalent rights. The 1997 Stock Plan requires the maximum term of options to be ten years.

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

        The 1997 Stock Plan provides for the issuance of up to the greater of 750,000 shares of common stock or ten percent of the outstanding shares of common stock. At December 31, 2002, approximately 1,267,022 shares of common stock were reserved for issuance under the 1997 Stock Plan, of which 1,012,080 shares were subject to outstanding options and 254,942 remained available for issuance.

        During 2000 a significant number of options granted in prior years were forfeited. All forfeited options had an exercise price in excess of the market price on the date of forfeiture. These forfeitures had no impact on the results of operations for the year ended December 31, 2000.

        The following is a summary of stock option plan activity:

	2000		2001		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	899,949	$9.80	136,000	$9.39	779,600	$4.09
Granted	25,500	$3.25	740,100	$3.47	276,600	$3.26
Exercised	—	—	(1,000)	$3.13	—	—
Canceled	—	—	—	—	—	—
Forfeited	(789,449)	$9.64	(95,500)	$6.85	(44,120)	$4.31

Outstanding, end of year	136,000	$9.39	779,600	$4.09	1,012,080	$3.85

Exercisable, end of year	85,500	$9.59	153,100	$5.74	273,100	$4.74

	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/02	Weighted Average Remaining Contratual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$3.00—$3.85	955,080	8.7	$3.56	216,100	$3.67
7.94—$8.50	54,000	6.3	$8.49	54,000	$8.49
$11.00—$16.06	3,000	5.1	$13.75	3,000	$13.75

	1,012,080	7.8	$3.85	273,100	$4.74

        The fair value of the Company's options was estimated as of the date of grant using a Black-Scholes option pricing model with the following components:

	December 31,
	2000	2001	2002
Fair value of options granted at grant date	$1.76	$1.87	$1.85
Risk free interest rate	5.1%	4.4%-4.8%	2.5%-4.9%
Expected option term—employees	7 years	7 years	7 years
Expected option term—independent directors	3 years	3 years	3 years
Expected volatility	50%	45%	52%

        Mac-Gray Corporation 2001 Employee Stock Purchase Plan.    The Company established the Mac- Gray Corporation 2001 Employee Stock Purchase Plan (the "ESPP") in May of 2001. Under the terms of the ESPP, eligible employees may have between 1% and 15% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the fair market value of the stock on, the lower of, the first day or the last day of each six month interval. Up to 200,000 shares may be offered pursuant to the ESPP. The plan includes certain restrictions, such as the holding period of the stock by employees. The number of shares of common stock purchased through the ESPP was 14,141 for the year ended December 31, 2002. At December 31, 2002 the Company had accumulated employee withholdings associated with this plan of $24 for acquisition of stock in 2003.

15. Earnings Per Share

	For the Year Ended December 31, 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income—basic	$3,784	12,634	$0.30

Effect of dilutive securities:
Stock options		—

Net income—diluted	$3,784	12,634	$0.30

	For the Year Ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income—basic	$2,485	12,645	$0.20

Effect of dilutive securities:
Stock options		2

Net income—diluted	$2,485	12,647	$0.20

	For the Year Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income—basic	$2,868	12,661	$0.23

Effect of dilutive securities:
Stock options		3

Net income—diluted	$2,868	12,664	$0.23

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

16. Summary of Quarterly Financial Information (unaudited)

	Year Ended December 31, 2001					Year Ended December 31, 2002
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
Revenue	$38,220	$36,574	$38,974	$38,301	$152,069	$36,758	$38,088	$35,947	$39,575	$150,368
Cost of revenue	30,276	29,708	31,030	30,113	121,127	28,639	29,961	28,148	31,208	117,956

Gross margin	7,944	6,866	7,944	8,188	30,942	8,119	8,127	7,799	8,367	32,412
Operating expenses	5,338	4,892	5,439	5,349	21,018	5,273	5,687	5,486	5,235	21,681

Income from operations	2,606	1,974	2,505	2,839	9,924	2,846	2,440	2,313	3,132	10,731
Interest expense, net	1,506	1,304	1,277	1,053	5,140	970	975	1,276	1,169	4,390

Income before provision for income taxes and effect of change in accounting principle	1,100	670	1,228	1,786	4,784	1,876	1,465	1,037	1,963	6,341
Provision for income taxes	520	351	599	829	2,299	773	609	444	741	2,567

Net income before effect of change in accounting principle	580	319	629	957	2,485	1,103	856	593	1,222	3,774
Effect of change in accounting principle-net of taxes	—	—	—	—	—	(906)	—	—	—	(906)

Net income	$580	$319	$629	$957	$2,485	$197	$856	$593	$1,222	$2,868

Net income per common share before effect of change in accounting principle — basic	$0.05	$0.03	$0.05	$0.08	$0.20	$0.09	$0.07	$0.05	$0.10	$0.30

Net income per common share before effect of change in accounting principle — diluted	$0.05	$0.03	$0.05	$0.08	$0.20	$0.09	$0.07	$0.05	$0.10	$0.30

Net income per common share — basic	$0.05	$0.03	$0.05	$0.08	$0.20	$0.02	$0.07	$0.05	$0.10	$0.23

Net income per common share — diluted	$0.05	$0.03	$0.05	$0.08	$0.20	$0.02	$0.07	$0.05	$0.10	$0.23

Weighted average common shares outstanding — basic	12,640	12,644	12,646	12,649	12,645	12,652	12,653	12,665	12,674	12,645

Weighted average common shares outstanding — diluted	12,644	12,646	12,646	12,649	12,647	12,652	12,664	12,666	12,675	12,647

MAC-GRAY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2000, 2001, and 2002

	Balance Beginning of Year	Charged to Cost and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2000: Allowance for doubtful accounts and lease reserves	$413	$1,420	$(1,341)	$492
Year Ended December 31, 2001: Allowance for doubtful accounts and lease reserves	$492	$706	$(181)	$1,017
Year Ended December 31, 2002: Allowance for doubtful accounts and lease reserves	$1,017	$703	$(870)	$850

QuickLinks

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS Washington, D.C. 20549
COMMISSION FILE NUMBER 1-13495
DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
PART III
PART IV
SIGNATURES
MAC-GRAY CORPORATION CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002
MAC-GRAY CORPORATION CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
REPORT OF INDEPENDENT ACCOUNTANTS
MAC-GRAY CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
MAC-GRAY CORPORATION CONSOLIDATED INCOME STATEMENTS (In thousands, except per share data)
MAC-GRAY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MAC-GRAY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share data)
MAC-GRAY CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2000, 2001, and 2002