Form 10-Q
period 2003-03-31
MAC-GRAY CORP
filed 2003-05-14
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the transition period from               to

COMMISSION FILE NUMBER 1-13495

MAC-GRAY CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	04-3361982
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

22 WATER STREET, CAMBRIDGE, MASSACHUSETTS	02141
(Address of principal executive offices)	(Zip Code)

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

Yes   ☐   No   ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 12, 2003:

Class	Number of shares
Common Stock, $.01 Par Value	12,673,970

Item 1.    Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2002	March 31, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,016	$5,279
Trade receivables, net of allowance for doubtful accounts	7,670	7,114
Inventory of finished goods	6,186	5,608
Prepaid expenses, route rent and other current assets	8,662	9,257
Total current assets	27,534	27,258
Property, plant and equipment, net	74,928	73,852
Intangible assets, net	45,739	45,365
Prepaid expenses, route rent and other assets	14,178	13,654
Total assets	$162,379	$160,129

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,850	$9,082
Trade accounts payable and accrued expenses	11,457	10,250
Accrued route rent	8,550	8,107
Deferred revenues and deposits	1,278	1,172
Other current liabilities	—	617
Total current liabilities	30,135	29,228
Long-term debt and capital lease obligations	47,975	46,059
Deferred income taxes	17,821	18,116
Deferred retirement obligation	541	515
Other liabilities	2,219	1,384
Commitments and contingencies (Note 4)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 12,670,220 outstanding at December 31, 2002, and 13,443,754 issued and 12,681,480 outstanding at March 31, 2003)	134	134
Additional paid in capital	68,540	68,540
Accumulated other comprehensive loss	(1,723)	(1,523)
Retained earnings	5,805	6,572
	72,756	73,723
Less common stock in treasury, at cost	(9,068)	(8,896)
Total stockholders’ equity	63,688	64,827
Total liabilities and stockholders’ equity	$162,379	$160,129

The accompanying notes are an integral part of these condensed consolidated financial statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2002	2003

Revenue:
Route revenue	$27,856	$27,622
Sales	7,731	7,518
Other	1,171	834
Total revenue	36,758	35,974

Cost of revenue:
Cost of route revenues	18,950	18,625
Depreciation and amortization	4,181	4,247
Cost of product sold	5,508	5,510
Total cost of revenue	28,639	28,382

Selling, general and administration expenses	5,273	5,238

Income from operations	2,846	2,354

Interest and other expense, net	970	799
Income before provision for income taxes and effect of change in accounting principle	1,876	1,555

Provision for income taxes	773	649
Net income before effect of change in accounting principle	1,103	906
Effect of change in accounting principle – net of taxes	(906)	-

Net income	$197	$906

Net income per common share before effect of change in accounting principle - basic and diluted	$0.09	$0.07
Net income per common share – basic and diluted	$0.02	$0.07
Weighted average common shares outstanding - basic	12,652	12,681
Weighted average common shares outstanding – diluted	12,652	12,684

The accompanying notes are an integral part of these condensed consolidated financial statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

	Common stock		Additional		Accumulated Other		Treasury Stock
	Number of shares	Value	Paid in Capital	Retained Earnings	Comprehensive Loss	Comprehensive Income	Number of shares	Cost	Total

Balance, December 31, 2002	13,443,754	$134	$68,540	$5,805	$(1,723)		773,534	$(9,068)	$63,688
Net income	—	—	—	906	—	$906	—	—	906
Other comprehensive income:
Unrealized gain on derivative instruments and reclassification adjustment, net of tax of $133 (Note 2)	—	—	—	—	200	200	—	—	200
Comprehensive income	—	—	—	—	—	$1,106	—	—	—
Repurchase of common stock	—	—	—	—	—		4,700	(15)	(15)
Stock issuance - Employee Stock Purchase Plan	—	—	—	(78)	—		(8,680)	102	24
Stock granted to directors	—	—	—	(61)	—		(7,280)	85	24
Balance, March 31, 2003	13,443,754	$134	$68,540	$6,572	$(1,523)		762,274	$(8,896)	$64,827

The accompanying notes are an integral part of these condensed consolidated financial statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended March 31,
	2002	2003
Cash flows from operating activities:
Net income	$197	$906
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,486	4,544
Effect of change in accounting principle	906	—
Allowance for doubtful accounts and lease reserves	(249)	24
(Gain) loss on sale of assets	(112)	26
Deferred income taxes	458	436
Director stock grant	9	24
Non-cash interest income	(70)	(30)
Decrease in accounts receivable	1,687	532
(Increase) decrease in inventory	(563)	578
Decrease (increase) in prepaid expenses, route rent and other assets	741	(683)
Decrease in accounts payable, accrued route rent and accrued expenses	(1,141)	(1,638)
Decrease in deferred revenues and customer deposits	(512)	(106)
Net cash flows provided by operating activities	5,837	4,613

Cash flows from investing activities:
Capital expenditures	(2,349)	(2,551)
Proceeds from sale of property and equipment	272	18
Net cash flows used in investing activities	(2,077)	(2,533)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(94)	(216)
Payments on 2000 Senior Secured Credit Facility, net	(3,714)	(1,610)
Payments for repurchase of common stock	—	(15)
Proceeds from issuance of common stock	—	24
Net cash flows used in financing activities	(3,808)	(1,817)

(Decrease) increase in cash and cash equivalents	(48)	263
Cash and cash equivalents, beginning of period	5,225	5,016
Cash and cash equivalents, end of period	$5,177	$5,279

The accompanying notes are an integral part of these condensed consolidated financial statements

Mac-Gray Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except per share data)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and rule 10-01 of Regulation S-X.  The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of the management of Mac-Gray Corporation (the “Company” or “Mac-Gray”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments), which are necessary to present fairly the Company’s financial position, the results of its operations, and its cash flows.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2002 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K.  The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company generates the majority of its revenue from card/coin-operated laundry equipment located in the Northeastern, Midwestern and Southeastern United States.  A significant portion of its revenue is also derived from the sale of the Company’s MicroFridge® product lines.  The Company’s principal customer base is the multi-housing market, which consists of apartments, condominium units, colleges and universities, military bases, hotels and motels.  The Company also sells, services and leases commercial laundry equipment to commercial laundromats and institutions.  The majority of the Company’s purchases of laundry equipment are from one supplier.  The Company also derives a portion of its revenue from card/coin-operated reprographic equipment.

2.              Long Term Debt

The 2000 Senior Secured Credit Facility (the “Credit Facility”) provides for borrowings of up to $100,000. The Credit Facility provides for borrowings under a three-year revolving line of credit of up to $65,000, and includes a five-year $35,000 Senior Secured Term Loan Facility.

As of March 31, 2003, there was $15,050 outstanding under the term loan and $37,840 outstanding under the revolving line of credit, and the available balance under the revolving line of credit was $26,657.  At March 31, 2003 outstanding letters of credit amounted to $503.

The Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries.  The Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and which require that the Company maintain certain financial ratios.  One of the financial covenants requires the Company to maintain minimum EBITDA, as defined in the Credit Facility, of at least $28.6 million on a rolling four-quarter basis.  This covenant is tested at the end of each calendar quarter.  At March 31, 2003, the Company failed to meet the required minimum EBITDA covenant, and a waiver of this covenant was received from the Company’s lenders for the period ended March 31, 2003.  The Company’s EBITDA at March 31, 2003 was $28.2 million, $.4 less than required under the covenant.  The Company’s EBITDA has been decreasing on a rolling four quarter basis since 2001 when revenue began to significantly decrease, particularly in the MicroFridge® division.  If this trend continues, the Company would fail to meet the minimum EBITDA covenant in the future and would seek a waiver from its lenders.  Absent a waiver from its lenders, such failure would permit the lenders to accelerate the repayment of all amounts outstanding under the Credit Facility.  The Company was in compliance with the remaining covenants at March 31, 2003.  At December 31, 2001, the Company failed to meet the required minimum EBITDA covenant, for which a waiver was received from the Company’s lenders.  Also under the terms of the Credit Facility, the Company is required to pay an amount equal to 75% of the Excess Cash Flow, as defined, for each fiscal year provided that the funded debt ratio for each of the preceding four fiscal quarters was greater than 1.50 to 1.  The funded debt ratio at March 31, 2003 was 1.96 to 1.  This payment is first used to reduce the Senior Secured Term Facility with any remaining amounts used to reduce the revolving line of credit.

The Credit Facility contains a commitment fee equal to one quarter of one percent (0.25%) per annum of the average daily unused portion of the Credit Facility.

On June 7, 2002, the Company negotiated an extension of the revolving line of credit portion of Credit Facility to July 2, 2004.  On December 2, 2002, the Company entered into an amendment that allowed the repurchase of capital stock of the Company and modified the calculation of the maximum amount of capital expenditures and the operating cash flow ratio.  There have been no other changes to the Credit Facility.

In February 2000, the Company entered into two standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements to manage the interest rate risk associated with its Senior Credit Facility.  The Company has designated its interest rate swaps as cash flow hedges.  Each agreement has a notional amount of $20,000 and maturity dates in February 2003 and 2005.  The effect of the swap agreements is to limit the interest rate exposure to a fixed rate of 7.38% and 7.42% for the three year and five year swaps, respectively.  On January 9, 2002, the Company terminated the $20,000 swap that expired in 2003 and entered into a $20,000 swap expiring in February 2004, with a fixed interest rate of 7.38% until February 2002, and 6.38% thereafter.  The Company believes the risk associated with extending this fixed rate is more than offset by the cash interest savings the Company will realize.  In accordance with the swap agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate.  If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution.  Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease.  The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, nonperformance is not anticipated.

The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At December 31, 2002 and March 31, 2003, the fair value of the interest rate swaps, net of related taxes, was a loss of $2,219 and $2,001, respectively. The unrealized gain for the three months ended March 31, 2003 of $218, net of related taxes of $145, was recorded as a component of other comprehensive income.  The ineffective portion of the February 2004 interest rate swap recorded resulted in interest income of $130, before the effect of the related income taxes of $52, for the three months ended March 31, 2003.  During the three months ended March 31, 2003, there was $100, before the effect of the related income taxes of $40, that was reclassified from accumulated other comprehensive income to interest expense due to the termination of the February 2003 interest rate swap.  At December 31, 2002, the fair value of the interest rate swaps is included in other liabilities.  At March 31, 2003, $617 of the fair value of the interest rate swaps is included in other current liabilities and $1,384 is included in other liabilities.

Required payments under the Credit Facility are as follows:

2003	5,750
2004	46,340
2005	800
$52,890

Long-term debt also includes various notes payable totaling $1,161 at December 31, 2002, and $1,130 at March 31, 2003.

3.     Adoption of FAS 142

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (“FAS 142”) – “Goodwill and Other Intangible Assets.” The Company engaged an independent third-party business appraisal firm to assist in this process. After their review of information provided by the Company and obtained from public sources, the outside firm performed a fair market valuation of the Company’s Laundry and Reprographics, and MicroFridge® segments. These segments represent the Company’s reporting units under FAS 142. Upon the completion of this evaluation it was determined that the fair value of the Laundry and MicroFridge® reporting units exceeded their book value, therefore no impairment of goodwill occurred in these reporting units. However, due to the continued decline in the services of the Reprographics reporting unit as a result of expanding use of the Internet in college and public libraries, and access to free laser printers, the book value of the Reprographics reporting unit exceeded the fair value, resulting in a non-cash write-off of the remaining book value of the reporting unit’s goodwill in the period ended March 31, 2002, of $906, or $0.07 per share. In accordance with FAS 142, this was recorded as the effect of a change in accounting principle.

Goodwill, which will not be further amortized, and intangible assets to be amortized consist of the following:

	As of December 31, 2002
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry	$37,718		$37,718
MicroFridge®	223		223
	37,941		37,941
Intangible assets:
Laundry and reprographics:
Non-compete agreements	4,482	$3,450	1,032
Contract rights	9,060	4,019	5,041
MicroFridge®:
Customer lists	1,451	443	1,008
Deferred financing costs	1,852	1,135	717
	16,845	9,047	7,798
Total intangible assets	$54,786	$9,047	$45,739

	As of March 31, 2003
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry	$37,718		$37,718
MicroFridge®	223		223
	37,941		37,941
Intangible assets:
Laundry and reprographics
Non-compete agreements	4,482	$3,555	927
Contract rights	9,060	4,168	4,892
MicroFridge®
Customer Lists	1,451	468	983
Deferred financing costs	1,852	1,230	622
	16,845	9,421	7,424
Total intangible assets	$54,786	$9,421	$45,365

Estimated future amortization expense of intangible assets consists of the following:

2003 (nine months)	$1,021
2004	1,157
2005	873
2006	767
2007	767
Thereafter	2,839
$7,424

Amortization of intangible assets for the three months ended March 31, 2003 and 2002 was $374 and $337, respectively.

4.     Commitments and Contingencies

The Company is involved in various litigation proceedings arising in the normal course of business.  In the opinion of management, the Company’s ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

5.              New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” (“FAS 143”) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FAS 143 is effective for fiscal years beginning after June 15, 2002.  The adoption of FAS 143 had no material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associates with Exit or Disposal Activities” (“FAS 146”), which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  FAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred.  If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated.  The provisions of FAS 146 are effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002.  The adoption of FAS 146 had no material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded.  The Company has adopted the disclosure provisions of this pronouncement as of December 31, 2002.  The adoption of the financial provisions of FIN 45 on January 1, 2003 had no material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics.  FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise.  FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  The Company does not have any ownership in any variable interest entities as of March 31, 2003.  The Company will apply the consolidation requirement of FIN 46 in future periods if the Company should own any interest in any variable interest entity.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“FAS 149”) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133.  FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements.  The Company is currently assessing the financial impact of adopting FAS 149 in fiscal year 2003.

6.              Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Three Months Ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to common stockholders – basic	$197	12,652	$0.02

Effect of dilutive securities:
Stock options		—
Net income available to common stockholders – diluted	$197	12,652	$0.02

	For the Three Months Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to common stockholders – basic	$906	12,681	$0.07

Effect of dilutive securities:
Stock options		3
Net income available to common stockholders – diluted	$906	12,684	$0.07

There were 807,200 and 934,200 shares under option plans that were excluded from the computation of diluted earnings per share at March 31, 2002 and 2003, respectively, due to their anti-dilutive effects.

7.              Segment Information

The Company operates three business units which are based on the Company’s different product and service categories: Laundry, MicroFridge® and Reprographics.  These three business units have been aggregated into two reportable segments (“Laundry and Reprographics” and “MicroFridge®”).  The Laundry and Reprographics business units have been aggregated into one reportable segment (Laundry and Reprographics) since many operating functions of the laundry and reprographics operations are integrated.  The Laundry business unit provides coin and card-operated laundry equipment to multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes.  The Laundry business unit also operates as a distributor of and provides service to commercial laundry equipment in public laundromats, as well as institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities.  The Reprographics business unit provides coin and card-operated reprographics equipment to academic and public libraries.  The MicroFridge® segment sells its own patented and proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes colleges and universities, government, hotel, motel and assisted living facilities.

There are no intersegment revenues.

The tables below present information about the operations of the reportable segments of Mac-Gray for the three months ended March 31, 2002 and 2003.  The information presented represents the key financial metrics that are utilized by the Company’s Chief Operating Decision Makers in assessing the performance of each of the Company’s reportable segments.

	For the three months ended March 31, 2002	For the three months ended March 31, 2003

Revenues:
Laundry and Reprographics	$32,602	$31,683
MicroFridge®	4,156	4,291
Total	36,758	35,974
Gross Margin:
Laundry and Reprographics	6,943	6,765
MicroFridge®	1,176	827
Total	8,119	7,592
Selling, general and administrative expenses	5,273	5,238
Interest and other expenses, net	970	799
Income before provision for taxes and effect of change in accounting principle	$1,876	$1,555

	December 31, 2002	March 31, 2003
Assets
Laundry and Reprographics	$131,876	$129,483
MicroFridge®	24,228	23,466
Total for reportable segments	156,104	152,949
Corporate(1)	5,208	6,254
Deferred income taxes	1,067	926
Total assets	$162,379	$160,129

(1)          Principally cash, prepaid expenses and property, plant & equipment.

8.              Stock Compensation

The Company’s stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  The Company uses the disclosure requirements of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).  Under APB No. 25, the Company does not recognize compensation expense on stock options granted to employees, because the exercise price of each option is equal to the market price of the underlying stock on the date of the grant.

If the company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended March 31,
	2002	2003
Stock-based employee compensation expense, as reported	$—	$—
Net income, as reported	$197	$906
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(35)	(41)
Pro forma net income	$162	$865

Earnings per share:
Basic, as reported	$0.02	$0.07
Basic, pro forma	$0.01	$0.07

Diluted, as reported	$0.02	$0.07
Diluted, pro forma	$0.01	$0.07

Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future periods.

9.              Repurchase of Common Stock

On December 2, 2002, the Board of Directors authorized a $2,000 stock repurchase program.  The authorization expires on December 2, 2003.  As of March 31, 2003, 8,500 shares had been purchased since the authorization was granted at a total cost of $27.

10.       Product Warranties

The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs.  Actual costs have not exceeded the Company’s estimates.

Accrued Warranty

Balance, December 31, 2002	$165
Accruals for warranties issued	75
Accruals for pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind)	(75)
Balance, March 31, 2003	$165

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  These forward-looking statements reflect the Company’s current views about future events and financial performance.  Investors should not rely on forward-looking statements because they are subject to a variety of factors that could cause actual results to differ materially from the Company’s expectations.  Factors that could cause or contribute to such differences include, but are not limited to: ability to meet future capital requirements to replace equipment and implement new technology; compliance with financial and operational covenants included in the 2000 Senior Secured Credit Facility; dependence upon certain suppliers, such as Maytag Corporation; lease renewals; retention of senior executives; market acceptance of new products and services; implementation of acquisition strategy; integration of acquired businesses; and those factors discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors” in Mac-Gray’s Form 10-K for the year ended December 31, 2002, and Mac-Gray’s other filings with the Securities and Exchange Commission (“SEC”).  The historical financial information presented herein represents the consolidated results of Mac-Gray.  The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto presented elsewhere in this report and with the annual financial statements and related notes previously filed by Mac-Gray with the SEC on its Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

Mac-Gray derives its revenue principally as a laundry facilities contractor for the multi-housing industry.  Mac-Gray also sells and services commercial laundry equipment and MicroFridge® equipment.  Mac-Gray also operates card/coin-operated reprographics equipment in academic and public libraries.  Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge® equipment under long-term leases with property owners, colleges and universities, and governmental agencies.  Mac-Gray’s laundry services segment is comprised of revenue-generating laundry machines, operated in approximately 30,000 multi-housing laundry rooms located in 29 states and the District of Columbia.  Mac-Gray’s reprographics segment is concentrated in the northeastern United States, with smaller operations in the Mid-Atlantic, Florida, and the Midwest.

Mac-Gray also derives revenue as a distributor and servicer of commercial laundry equipment manufactured by The Maytag Corporation, and sells laundry equipment manufactured by American Dryer Corp., The Dexter Company, and Whirlpool Corporation.  Additionally, the Company sells or rents laundry equipment to restaurants, hotels, health clubs, and similar institutional users that operate their own on-premise laundry facilities.

The MicroFridge® segment derives revenue through the sale of its MicroFridge® products to colleges and universities, military bases, the hotel and motel market, and assisted living facilities.

Results of Operations (Dollars in thousands)

Three months ended March 31, 2003 compared to three months ended March 31, 2002.

Revenue.

	For the Three Months Ended March 31,
	2002	2003

Laundry	$31,007	$30,420
Reprographics	1,595	1,263
Total Laundry & Reprographics	32,602	31,683
MicroFridge® equipment sales	3,566	3,985
MicroFridge® rental	590	306
Total MicroFridge®	4,156	4,291
Total revenue	$36,758	$35,974

Total revenue for the three months ended March 31, 2003 was $35,974 as compared to $36,758 for the same period in 2002, for a decrease of $784, or 2%.  This decrease is primarily attributable to decreases in Laundry and Reprographics revenues and MicroFridge® rental revenues, offset somewhat by an increase in MicroFridge® equipment sales, as compared to the three months ended March 31, 2002.

Laundry revenue for the three months ended March 31, 2003 is comprised of laundry route revenue of $26,897 and the sale of laundry equipment of $3,523 as compared to the three months ended March 31, 2002 when laundry route revenue was $26,895 and the sale of laundry equipment was $4,112.

Although laundry route revenue was approximately the same as the same period in 2002, the Company’s laundry route business has been affected by the increase in apartment vacancy rates in several of its southeastern markets, which management believes has led to a 2% decrease in laundry route revenue for the three months ended March 31, 2003.  The Company has a significant portion of its laundry route business on college campuses and in the Northeast markets, which has mitigated the impact of the higher apartment vacancy rates.  In the first quarter of 2003, the Company compensated for this loss in revenue in several ways, including adding additional laundry equipment to its route operation and continuing a program of vend increases.

Laundry equipment sales decreased $589, or 14%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  This decrease is primarily attributable to the decrease in laundry equipment sales to the Government market through the MicroFridge® division.  Management believes that government appropriations for rebuilding and improving living accommodations on military bases have been interrupted by the war in Iraq.

MicroFridge® equipment sales increased for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 by $419, or 12% as a result of 13% and 15% increases in the Hotel and Government markets, respectively.  The sales of MicroFridge® products to the Academic market decreased by 27% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  The increase in sales to the Hotel market is due primarily to expanded sales and marketing efforts in new regions of the country.  The increase in sales to the Government market is due primarily to a backlog of previously held orders for MicroFridge® product being released by Government purchasers during the current quarter.  We believe the decrease in sales in the Academic market is due primarily to colleges and universities continuing to delay or cancel capital spending due to the overall downturn in the U.S. economy and an increase in retail competition.

MicroFridge® rental revenue, was $306 for the three months ended March 31, 2003 as compared to $590 for the same period in 2002, for a decrease of $284, or 48%. This decrease was primarily due to the Company’s continued de-emphasis of this labor and capital intensive, lower margin business.  The business is also being lost due to an increase in competition from retail stores marketing similar type units. MicroFridge® rental revenue is derived primarily from the rental of individual units to students and small quantities of units to college campus organizations.

Reprographics revenue totaled $1,263 for the three months ended March 31, 2003 as compared to $1,595 for the same period in 2002, for a decrease of $332, or 21%.  The decline is attributable primarily to a program the Company started in 2002 to renegotiate several reprographic account contracts and to terminate approximately 100 reprographic accounts that did not provide the level of business to make them serviceable.

Cost of Route Revenues.  Cost of route revenues include rent paid to route clients as well as those costs associated with installing and servicing machines and the costs of collecting, counting and depositing route revenue.  Cost of route revenues decreased $325, or 2%, to $18,625 for the three months ended March 31, 2003 from the three months ended March 31, 2002.  As a percentage of route revenue, cost of route revenues has decreased by 1%.  This decrease corresponds to improvements in the percentage of rent and other related expenses to route revenue.  These improvements have occurred in part as new and renegotiated route contracts have lower rent rates payable to property owners, or managers and, in part as programs to reduce labor and other operating expenses are successful.

Depreciation and Amortization.  Depreciation and amortization increased by $66, or 2%, to $4,247 for the three months ended March 31, 2003 from the three months ended March 31, 2002.  This increase was primarily attributable to the placement of new equipment on the laundry route as the Company generates new business and the replacement of older equipment as contracts are renegotiated.  Capital expenditures in the MicroFridge® and Reprographics businesses, as well as for corporate computer systems, have decreased from a year ago.

Cost of Product Sold.  Cost of product sold consists primarily of the cost of laundry equipment, MicroFridge® equipment, parts, and supplies sold.  Cost of product sold increased by $2 to $5,510 for the three months ended March 31, 2003 from the three months ended March 31, 2002.  As a percentage of sales, cost of product sold increased from 71% for the three months ended March 31, 2002 to 73% for the three months ended March 31, 2003.  This change in total cost of product sold is the net effect of a decrease in the cost of product sold in the Commercial Laundry sales business and a corresponding increase in the cost of product sold in the MicroFridge® business.  The improvement in the first quarter of 2003 in the Commercial Laundry sales business margin is primarily the result of more products being sold at full list price than the same period a year ago and a changing customer mix.  The MicroFridge® business experienced an increase in the cost of product sold in the first quarter of 2003 as compared to the same period in 2002 due primarily to the shift in sales mix from higher margin Academic market sales to lower margin Hotel and Government market sales and an overall increase in the cost of freight and delivery.

Selling, General and Administration Expenses.  Selling, general and administration expenses decreased by $35, or 1%, to $5,238 for the three months ended March 31, 2003 from the three months ended March 31, 2002.  This decrease is due, in part, to the Company’s successful efforts to implement administrative cost-cutting measures, particularly in the use of outside services.  Sales and marketing expenses increased by 7% in the first quarter of 2003 as compared to the first quarter of 2002 as the Company continues to invest in programs aimed at increasing revenues.

Interest and Other Expense.  Interest and other expense, net of interest and other income, decreased by $171 to $799 for the three months ended March 31, 2003 from the three months ended March 31, 2002.  This decrease is attributable primarily to a decrease in the Company’s funded debt balance.  Total funded debt and capital lease obligations have decreased $11,254 since March 31, 2002, from $66,395 to $55,141.  Since the

Company has maintained interest rate swap agreements with a notional amount of $40,000 since June of 2000, fluctuations in interest rates have had little effect on interest expense.

Provision for Income Taxes.  The provision for income taxes decreased by $124, or 16%, to $649 for the three months ended March 31, 2003 from the three months ended March 31, 2002.  This decrease is primarily due to the corresponding decrease in taxable income for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  As a percentage of income before the provision for income taxes, tax expense has increased from 41% to 42% for the three months ended March 31, 2002 and 2003, respectively.  This increase in the effective tax rate is primarily due to an increase in certain expenses that are deductible for financial reporting purposes, which are not deductible for federal and state tax purposes.

Seasonality

The Company experiences moderate seasonality as a result of its significant operations in the college and university market.  Revenues derived from the college and university market typically represent approximately 25% of the Company’s annual total revenue.  Academic route and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters.  Conversely, the Company’s operating and capital expenditures could increase during the third calendar quarter, when it installs a large number of machines while colleges and universities are generally on summer break.  Product sales, principally of MicroFridge® products, to this market are also high during the third calendar quarter.

Liquidity and Capital Resources (Dollars in thousands)

Mac-Gray’s primary source of cash has been derived from operating activities. The Company’s primary uses of cash have been the purchase of new laundry machines, reduction of bank debt, and the purchase of MicroFridge® and reprographics equipment.  The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on any outstanding indebtedness, capital expenditures, and other purposes.

For the quarters ended March 31, 2003 and 2002, cash flows provided by operations were $4,613 and $5,837, respectively.  Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, offset by route rent, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses, and sales and marketing expenses. The decrease for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 is primarily attributable to ordinary changes in working capital, including a larger decrease in trade payables since January 1, 2003 than the same period last year, an increase in prepaid expenses primarily attributable to larger advance payments for health and liability insurance, and less of a decrease in accounts receivable.

For the quarters ended March 31, 2003 and 2002, cash used in investing activities was $2,533 and $2,077, respectively.  Capital expenditures were $2,551 and $2,349 for the same periods, respectively. The increase in capital expenditures was due to more laundry equipment being placed in service in the three-month period ending March 31, 2003 as compared to the same period a year ago.  Cash used in investing activities also includes proceeds from the sale of used laundry and MicroFridge® equipment.  In 2002, there were more used MicroFridge® equipment sold than in 2003.

For the quarters ended March 31, 2003 and 2002, cash flows used in financing activities was $1,817 and $3,808, respectively.  Cash flows used in financing activities consist primarily of proceeds from and repayments of bank borrowing, capital lease obligations, and other long-term debt, netting to a reduction of the revolving line of credit and other debt.

The 2000 Senior Secured Credit Facility (the “Credit Facility”) provides for borrowings of up to $100,000 consisting of borrowings under a three-year revolving line of credit of up to $65,000 and a five-year $35,000 Senior Secured Term Loan Facility.  On June 7, 2002, the Company negotiated an extension of the revolving line of credit portion of the Credit Facility to July 2, 2004.  On December 2, 2002, the Company entered into an amendment that allowed the repurchase of capital stock of the Company and modified the calculation of the maximum amount of capital expenditures and the operating cash flow ratio.  There were no other changes to the Credit Facility.  Primarily through principal payments made quarterly since the inception of the Credit Facility, the $35,000 Senior Secured Term Loan Facility has been reduced to $15,050.  The Company is also required to pay an amount equal to 75% of the Excess Cash Flow, as defined, for each fiscal year in the event that the funded debt ratio for each of the preceding four fiscal quarters was greater than 1.50 to 1.  The funded debt ratio is defined as total funded debt divided by Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA.  This payment is first used to reduce the term loan with any remaining amounts used to reduce the revolving line of credit. No Excess Cash Flow payment was required for the year ended December 31, 2002.  As of March 31, 2003, there was $15,050 outstanding under the term loan and $37,840 outstanding under the revolving line of credit, and the available balance under the revolving line of credit was $26,657.  At March 31, 2003 outstanding letters of credit amounted to $503.  The average interest rate was approximately 6.1% for the period ended March 31, 2003, compared with approximately 5.8% for the period ended March 31, 2002.

The Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries.  The Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and which require that the Company maintain certain financial ratios.  One of the financial covenants requires the Company to maintain minimum EBITDA, as defined in the Credit Facility, of at least $28.6 on a rolling four-quarter basis.  This covenant is tested at the end of each calendar quarter.  At March 31, 2003, the Company failed to meet the required minimum EBITDA covenant, and a waiver of this failure was received from the Company’s lenders.  The Company’s EBITDA for the twelve months ended March 31, 2003 was $28.2 million, $.4 less than required under the covenant.  The Company’s EBITDA has been decreasing on a rolling four quarter basis since 2001 when revenue began to significantly decrease, particularly in the MicroFridge® division.  If this trend continues, the Company would fail to meet the minimum EBITDA covenant in the future and would seek a waiver from its lenders.  Absent a waiver from its lenders, such failure would permit the lenders to accelerate the repayment of all amounts outstanding under the Credit Facility.  The Company was in compliance with the remaining covenants at March 31, 2003.  At December 31, 2001, the Company failed to meet the required minimum EBITDA covenant, for which a waiver was received from the Company’s lenders.

EBITDA is defined herein as income before provision for income taxes, depreciation and amortization expense, impairment of goodwill, effect of change in accounting principle and interest expense.  EBITDA should not be considered as an alternative to net income as a measure of operating results or as an alternative to cash flows as a measure of liquidity and it is not a measure of performance or financial condition under generally accepted accounting principles.  EBITDA is presented in connection with the EBITDA covenant of the Credit Facility discussed above and because Mac-Gray’s management believes that certain investors may find it to be a useful tool for measuring Mac-Gray’s ability to meet its future debt service obligations, make capital expenditures and satisfy working capital requirements.

A reconciliation of EBITDA to Income before provision for income taxes provided below:

For the Twelve Months Ended March 31, 2002

Income before provision for income taxes	6,020
Cost of revenue depreciation and amortization expense	16,567
Operating expenses depreciation and amortization expense	1,189
Interest expense, net	4,385
EBITDA	$28,161

The Credit Facility contains a commitment fee equal to one quarter of one percent (0.25%) per annum of the average daily unused portion of the Credit Facility.

To help mitigate the effect of possible higher interest rates in the future, on February 18, 2000, the Company negotiated interest rate swaps that fixed the interest rates on $20,000 of outstanding borrowings for three years and $20,000 of outstanding borrowings for 5 years. On January 9, 2002, the Company terminated the $20,000 swap that was to expire in 2003 and entered into a $20,000 swap expiring in February 2004, bearing a lower interest rate. The Company has calculated the impact on earnings of the swaps in accordance with the provisions of FAS 133. The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. At December 31, 2002 and March 31, 2003, the fair value of the interest rate swaps, net of related taxes, was a loss of $2,219 and $2,001, respectively. The unrealized gain for the three months ended March 31, 2003 of $218, net of related taxes of $145, was recorded as a component of other comprehensive income.  The ineffective portion of the February 2004 interest rate swap recorded resulted in interest income of $130, before the effect of the related income taxes of $52, for the three months ended March 31, 2003.  During the three months ended March 31, 2003, there was $100, before the effect of the related income taxes of $40, that was reclassified from accumulated other comprehensive income to interest expense due to the termination of the February 2003 interest rate swap.  At December 31, 2002, the fair value of the interest rate swaps is included in other liabilities.  At March 31, 2003, $617 of the fair value of the interest rate swaps is included in other current liabilities and $1,384 is included in other liabilities.

A summary of the Company’s contractual obligations and commitments related to its outstanding long term debt and future minimum lease payments is as follows:

Fiscal Year	Long Term Debt	Route Rent Commitments	Capital Lease Commitments	Operating Lease Commitments	Total
2003 (nine months)	$6,590	$3,297	$370	$641	$10,898
2004	46,469	3,674	337	820	51,300
2005	920	2,520	270	510	4,220
2006	41	2,040	200	197	2,478
2007	—	1,706	2	26	1,734
Thereafter	—	3,719	—	—	3,719
Total	$54,020	$16,956	$1,179	$2,194	$74,349

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates on its borrowings.  There have been no material changes in market risk exposures from the information disclosed in the Form 10-K for the year ended December 31, 2002.

Item 4.

CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14.  Based on that evaluation, Mac-Gray’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

While management believes the present design of disclosure controls and procedures is effective to make known to the Company’s senior management in a timely fashion all material information concerning its business, management will continue to improve the design and effectiveness of disclosure controls and procedures at Mac-Gray to the extent necessary in the future to provide senior management with timely access to such material information, and to correct any deficiencies that may be discovered in the future.

PART II – OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits

	99.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

On May 2, 2003, the Company filed a current report on Form 8-K reporting that on April 29, 2003 the Company issued a press release announcing earnings for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION

May 14, 2003	/s/ Michael J. Shea
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ MICHAEL J. SHEA
Michael J. Shea
Chief Financial Officer and Treasurer
(Principal Financial Officer)