Form 10-Q
period 2003-06-30
MAC-GRAY CORP
filed 2003-08-14
CIK 1038280

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

COMMISSION FILE NUMBER 1-13495

MAC-GRAY CORPORATION
Exact name of registrant as specified in its charter)

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

Yes ☒    No ☐

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☐    No ☒

         The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 12, 2003:

Class Common Stock, $.01 Par Value	Number of shares 12,679,729

Item 1. Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2002	June 30, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,016	$4,810
Trade receivables, net of allowance for doubtful accounts	7,670	6,660
Inventory of finished goods	6,186	4,187
Prepaid expenses, route rent and other current assets	8,662	9,159

Total current assets	27,534	24,816
Property, plant and equipment, net	74,928	74,097
Intangible assets, net	45,739	45,864
Prepaid expenses, route rent and other assets	14,178	13,946

Total assets	$162,379	$158,723

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,850	$3,517
Trade accounts payable and accrued expenses	11,457	8,942
Accrued route rent	8,550	7,421
Deferred revenues and deposits	1,278	736

Total current liabilities	30,135	20,616
Long-term debt and capital lease obligations	47,975	54,858
Deferred income taxes	17,821	17,486
Deferred retirement obligation	541	489
Other liabilities	2,219	—
Commitments and contingencies (Note 5)	—	—
Stockholders' equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 12,670,220 outstanding at December 31, 2002, and 13,443,754 issued and 12,663,570 outstanding at June 30, 2003)	134	134
Additional paid in capital	68,540	68,540
Accumulated other comprehensive loss	(1,723)	(1,389)
Retained earnings	5,805	6,925

	72,756	74,210
Less common stock in treasury, at cost	(9,068)	(8,936)

Total stockholders' equity	63,688	65,274

Total liabilities and stockholders' equity	$162,379	$158,723

The accompanying notes are an integral part of these condensed consolidated financial statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Revenue:
Route revenue	$25,592	$25,928	$53,448	$53,550
Sales	11,412	9,177	19,143	16,695
Other	1,084	923	2,255	1,757

Total revenue	38,088	36,028	74,846	72,002

Cost of revenue:
Cost of route revenues	17,937	18,262	36,887	36,887
Depreciation and amortization	4,287	4,302	8,468	8,549
Cost of product sold	7,737	6,593	13,245	12,103

Total cost of revenue	29,961	29,157	58,600	57,539

Operating expenses:
Selling, general and administration expenses	5,687	5,382	10,960	10,620
Loss on early extinguishment of debt	—	381	—	381

Total operating expenses	5,687	5,763	10,960	11,001

Income from operations	2,440	1,108	5,286	3,462
Interest and other expense, net	975	457	1,945	1,256

Income before provision for income taxes and effect of change in accounting principle	1,465	651	3,341	2,206
Provision for income taxes	609	278	1,382	927

Net income before effect of change in accounting principle	856	373	1,959	1,279
Effect of change in accounting principle—net of taxes	—	—	(906)	—

Net income	$856	$373	$1,053	$1,279

Net income per common share before effect of change in accounting principle—basic and diluted	$0.07	$0.03	$0.15	$0.10

Net income per common share—basic and diluted	$0.07	$0.03	$0.08	$0.10

Weighted average common shares outstanding—basic	12,653	12,672	12,652	12,676

Weighted average common shares outstanding—diluted	12,664	12,691	12,658	12,687

The accompanying notes are an integral part of these condensed consolidated financial statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except share data)

	Common stock						Treasury Stock
					Accumulated Other Comprehensive Loss
	Number of shares	Value	Additional Paid in Capital	Retained Earnings		Comprehensive Income	Number of shares	Cost	Total
Balance, December 31, 2002	13,443,754	$134	$68,540	$5,805	$(1,723)		773,534	$(9,068)	$63,688
Net income	—	—	—	1,279	—	$1,279	—	—	1,279
Other comprehensive income:
Unrealized gain on derivative instruments and reclassification adjustment, net of tax of $223 (Note 3)	—	—	—	—	334	334	—	—	334

Comprehensive income	—	—	—	—	—	$1,613	—	—	—

Repurchase of common stock	—	—	—	—	—		25,000	(82)	(82)
Stock issuance — Employee Stock Purchase Plan	—	—	—	(78)	—		(8,680)	102	24
Stock granted to directors	—	—	—	(81)	—		(9,670)	112	31

Balance, June 30, 2003	13,443,754	$134	$68,540	$6,925	$(1,389)		780,184	$(8,936)	$65,274

The accompanying notes are an integral part of these condensed consolidated financial statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended June 30,
	2002	2003
Cash flows from operating activities:
Net income	$1,053	$1,279
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	9,040	9,140
Effect of change in accounting principle	906	—
Loss on early extinguishment of debt	—	381
Allowance for doubtful accounts and lease reserves	(89)	(27)
Gain on sale of assets	(223)	(33)
Deferred income taxes	1,002	938
Director stock grant	16	31
Non-cash interest expense (income)	366	(128)
Decrease in accounts receivable	367	1,037
(Increase) decrease in inventory	(598)	1,999
Decrease (increase) in prepaid expenses, route rent and other assets	1,534	(1,246)
Increase (decrease) in accounts payable, accrued route rent and accrued expenses	1,041	(3,608)
Decrease in deferred revenues and customer deposits	(1,284)	(542)

Net cash flows provided by operating activities	13,131	9,221

Cash flows from investing activities:
Capital expenditures	(5,581)	(5,987)
Payments for acquisitions	—	(1,015)
Proceeds from sale of property and equipment	610	178

Net cash flows used in investing activities	(4,971)	(6,824)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(226)	(1,162)
Payments on 2000 Senior Secured Credit Facility, net	(7,379)	(54,500)
Borrowings on 2003 Senior Secured Credit Facility, net	—	56,563
Financing costs	—	(409)
Payments for termination of derivitive instruments	—	(3,037)
Payments for repurchase of common stock	—	(82)
Proceeds from issuance of common stock	—	24

Net cash flows used in financing activities	(7,605)	(2,603)

Increase (decrease) in cash and cash equivalents	555	(206)
Cash and cash equivalents, beginning of period	5,225	5,016

Cash and cash equivalents, end of period	$5,780	$4,810

The accompanying notes are an integral part of these condensed consolidated financial statements

Mac-Gray Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except per share data)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and rule 10-01 of Regulation S-X. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of Mac-Gray Corporation (the "Company" or "Mac-Gray"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments), which are necessary to present fairly the Company's financial position, the results of its operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's fiscal 2002 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

        The Company generates the majority of its revenue from card/coin-operated laundry equipment located in the Northeastern, Midwestern and Southeastern United States. A significant portion of its revenue is also derived from the sale of the Company's MicroFridge® product lines. The Company's principal customer base is the multi-housing market, which consists of apartments, condominium units, colleges and universities, military bases, hotels and motels. The Company also sells, services and leases commercial laundry equipment to commercial laundromats and institutions. The majority of the Company's purchases of laundry equipment are from one supplier. The Company also derives a portion of its revenue from card/coin-operated reprographic equipment.

2. Long Term Debt

        On June 24, 2003, the Company refinanced its outstanding Senior Secured Credit Facility with a group of banks. This transaction retired both the June 2000 revolving line of credit and the June 2000 Senior Secured Term Loan Facility, which were due to expire in July 2004 and June 2005, respectively.

        This new Revolving Line of Credit and Term Loan Facility (the "2003 Senior Secured Credit Facility") provides for borrowings up to $80,000 with borrowings under a three-year revolving line of credit of up to $60,000 and a five-year $20,000 Senior Secured Term Loan Facility. In addition to the scheduled quarterly payments on the Senior Secured Term Loan Facility, the Company is required to pay an amount equal to 50% of the Excess Cash Flow, as defined, for each fiscal period provided that the funded debt ratio for each of the preceding four fiscal quarters is greater than 1.50 to 1. This payment is first used to reduce the Senior Secured Term Loan Facility with any remaining amounts used to reduce the revolving line of credit.

        Outstanding indebtedness under the 2003 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the i) prime rate plus 1.75% through September 30, 2003 and equal to the prime rate thereafter, or ii) LIBOR plus 1.75%. If certain financial ratio targets are met at September 30, 2003 and beyond, the Applicable LIBOR Margin will be reduced.

        The 2003 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2003 Senior Secured Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and require that the Company maintain certain financial ratios. The most restrictive financial ratio is a minimum debt service coverage. Compliance with all financial covenants is effective starting with the quarter ended September 30, 2003.

        The 2003 Senior Secured Credit Facility contains a commitment fee equal to 0.25% per annum of the average daily unused portion of the 2003 Senior Secured Credit Facility provided that the Funded Debt Ratio is less than 1.75 to 1.00. If the Funded Debt ratio is greater than or equal to 1.75 to 1.00, the commitment fee is equal to 0.375% per annum of the average daily unused portion of the 2003 Senior Secured Credit Facility.

        Concurrent with the effective date of the 2003 Senior Secured Credit Facility, the Company wrote off approximately $381 in deferred financing costs associated with the 2000 Senior Secured Term Loan Facility.

        Required payments under the 2003 Senior Secured Credit Facility are as follows:

2003 (6 months)	1,429
2004	2,857
2005	2,857
2006	39,420
2007	2,857
2008	7,143

$56,563

        Long-term debt also includes various notes payable totaling $1,161 at December 31, 2002, and $352 at June 30, 2003.

3. Derivative Instruments

        On June 24, 2003, the Company terminated its two $20,000 interest rate swap agreements, which had been in effect since February 2000 and January 2002, respectively. The January 2002 interest rate swap agreement was due to expire in February 2004 while the February 2000 interest rate swap agreement was due to expire in February 2005. The Company paid $3,037 to terminate both the February 2000 and January 2002 swap agreements. The accumulated other comprehensive losses related to the terminated interest rate swap agreements are reclassified against current period earnings in the same period the forecasted interest payments affect earnings. Upon termination, there was $1,419, net of taxes of $946, included in accumulated other comprehensive loss. The $88 associated with the January 2002 interest rate swap agreement will be reclassified as an earnings charge through February 2004 and the $1,331 associated with the February 2000 interest rate swap agreement will be reclassified as an earnings charge through February 2005.

        On June 24, 2003, as required by the 2003 Senior Secured Credit Facility, the Company entered into two standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "2003 Swap Agreements") to manage the interest rate risk associated with its 2003 Senior Secured Credit Facility. The Company has designated its interest rate swap agreements as cash flow hedges. Each agreement has a notional amount of $20,000 and a maturity date in June 2008. The first interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.34%. The second interest rate swap agreement contains an amortization provision and a fixed rate of 2.69%. The notional amount of this agreement at June 30, 2003 was $20,000. In accordance with the 2003 Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, nonperformance is not anticipated.

        The fair value of the 2003 Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At June 30, 2003, the fair value of the 2003 Swap Agreements, net of related taxes, was an unrealized gain of $15. This amount has been included in other assets on the consolidated balance sheet.

        Prior to its termination in June 2003, the ineffective portion of the January 2002 interest rate swap agreement resulted in income, after the effect of related income taxes, for the three and six months ended June 30, 2003 of $74 and $152, respectively. The ineffective portion of the January 2002 interest rate swap agreement resulted in income, after the effect of related income taxes, for the three and six months ended June 30, 2002 was $0 and $137, respectively.

        The changes in accumulated other comprehensive loss relate entirely to the Company's interest rate swap agreements. The components of other comprehensive income (loss) are as follows:

	For the three months ended		For the six months ended
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003
Unrealized gain (loss) on derivative instruments	$(662)	$198	$(360)	$432
Reclassification adjustment	298	25	595	125

Total other comprehensive income (loss) before income taxes	(364)	223	235	557
Income tax benefit (expense)	146	(89)	(94)	(223)

Total other comprehensive income (loss)	$(218)	$134	$141	$334

4. Adoption of FAS 142

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

        Goodwill, which will not be further amortized, and intangible assets to be amortized consist of the following:

	As of December 31, 2002
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry	$37,718		$37,718
MicroFridge®	223		223

	37,941		37,941

Intangible assets:
Laundry and reprographics:
Non-compete agreements	4,482	$3,450	1,032
Contract rights	9,060	4,019	5,041
MicroFridge®:
Customer lists	1,451	443	1,008
Deferred financing costs	1,852	1,135	717

	16,845	9,047	7,798

Total intangible assets	$54,786	$9,047	$45,739

	As of June 30, 2003
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry	$37,718		$37,718
MicroFridge®	223		223

	37,941		37,941

Intangible assets:
Laundry and reprographics
Non-compete agreements	4,532	$3,645	887
Contract rights	9,832	4,323	5,509
MicroFridge®
Customer lists	1,451	490	961
Deferred financing costs	865	299	566

	16,680	8,757	7,923

Total intangible assets	$54,621	$8,757	$45,864

        Estimated future amortization expense of intangible assets consists of the following:

2003 (six months)	$631
2004	1,127
2005	992
2006	924
2007	856
Thereafter	3,393

$7,923

        Amortization of intangible assets for the six months ended June 30, 2003 and 2002 was $729 and $681, respectively.

5. Commitments and Contingencies

        The Company is involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

6. New Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.FIN45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The Company has adopted the disclosure provisions of this pronouncement as of December 31, 2002. The adoption of the financial provisions of FIN 45 on January 1, 2003 had no material effect on the Company's financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of June 30, 2003. The Company will apply the consolidation requirement of FIN 46 in future periods if the Company should own any interest in any variable interest entity.

        In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of FAS 149 on July 1, 2003 had no material effect on the Company's financial position or results of operations.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the FAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of FAS 150 on July 1, 2003 had no material effect on the Company s financial position or results of operations.

7. Earnings Per Share

        A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Three Months Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to common stockholders—basic	$856	12,653	$0.07

Effect of dilutive securities:
Stock options		11

Net income available to common stockholders—diluted	$856	12,664	$0.07

	For the Three Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to common stockholders—basic	$373	12,672	$0.03

Effect of dilutive securities:
Stock options		19

Net income available to common stockholders—diluted	$373	12,691	$0.03

	For the Six Months Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to common stockholders—basic	$1,053	12,652	$0.08

Effect of dilutive securities:
Stock options		6

Net income available to common stockholders—diluted	$1,053	12,658	$0.08

	For the Six Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to common stockholders—basic	$1,279	12,676	$0.10

Effect of dilutive securities:
Stock options		11

Net income available to common stockholders—diluted	$1,279	12,687	$0.10

        There were 803 and 964 shares under option plans that were excluded from the computation of diluted earnings per share at June 30, 2002 and 2003, respectively, due to their anti-dilutive effects.

8. Segment Information

        The Company operates three business units which are based on the Company's different product and service categories: Laundry, MicroFridge® and Reprographics. These three business units have been aggregated into two reportable segments ("Laundry and Reprographics" and "MicroFridge®"). The Laundry and Reprographics business units have been aggregated into one reportable segment since many operating functions of the laundry and reprographics operations are integrated. The Laundry business unit provides coin and card-operated laundry equipment to multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Laundry business unit also operates as a distributor of and provides service to commercial laundry equipment in public laundromats, as well as institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities. The MicroFridge® segment sells its own patented and proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes colleges and universities, government, hotel, motel and assisted living facilities. The Reprographics business unit provides coin and card-operated reprographics equipment to academic and public libraries.

        There are no intersegment revenues.

The tables below present information about the operations of the reportable segments of Mac-Gray for the three and six months ended June 30, 2002 and 2003. The information presented represents the key financial metrics that are utilized by the Company's senior management in assessing the performance of each of the Company's reportable segments.

	For the three months ended June 30, 2002	For the three months ended June 30, 2003	For the six months ended June 30, 2002	For the six months ended June 30, 2003
Revenues:
Laundry and Reprographics	$31,286	$30,262	$63,888	$61,945
MicroFridge®	6,802	5,766	10,958	10,057

Total	38,088	36,028	74,846	72,002
Gross margin:
Laundry and Reprographics	6,117	5,602	13,060	12,367
MicroFridge®	2,010	1,269	3,186	2,096

Total	8,127	6,871	16,246	14,463
Selling, general and administrative expenses	5,687	5,382	10,960	10,620
Loss on early extinguishment of debt	—	381	—	381
Interest and other expenses, net	975	457	1,945	1,256

Income before provision for taxes and effect of change in accounting principle	$1,465	$651	$3,341	$2,206

	December 31, 2002	June 30, 2003
Assets
Laundry and Reprographics	$131,876	$128,342
MicroFridge®	24,228	23,948

Total for reportable segments	156,104	152,290
Corporate (1)	5,208	5,424
Deferred income taxes	1,067	1,009

Total assets	$162,379	$158,723

(1)
Principally cash, prepaid expenses and property, plant & equipment.

9. Stock Compensation

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

        If the company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Stock-based employee compensation expense, as reported	$—	$—	$—	$—

Net income, as reported	$856	$373	$1,053	$1,279
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	275	247	310	288

Pro forma net income	$581	$126	$743	$991

Earnings per share:
Basic, as reported	$0.07	$0.03	$0.08	$0.10

Basic, pro forma	$0.05	$0.01	$0.06	$0.08

Diluted, as reported	$0.07	$0.03	$0.08	$0.10

Diluted, pro forma	$0.05	$0.01	$0.06	$0.08

        Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future periods.

10. Repurchase of Common Stock

        On December 2, 2002, the Board of Directors authorized a $2,000 stock repurchase program. The authorization expires on December 2, 2003. As of June 30, 2003, 28,800 shares had been purchased since the authorization was granted at a total cost of $94.

11. Product Warranties

        The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs. Actual costs have not exceeded the Company's estimates.

        The activity for the six months ended June 30, 2003 is as follows:

Accrued Warranty
Balance, December 31, 2002	$165
Accruals for warranties issued	199
Accruals for pre-existing warranties (including
changes in estimates)	—
Settlements made (in cash or in kind)	(174)

Balance, June 30, 2003	$190

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company's current views about future events and financial performance. Investors should not rely on forward-looking statements because they are subject to a variety of factors that could cause actual results to differ materially from the Company's expectations. Factors that could cause or contribute to such differences include, but are not limited to: ability to meet future capital requirements to replace equipment and implement new technology; compliance with financial and operational covenants included in the 2003 Senior Secured Credit Facility; dependence upon certain suppliers, such as Maytag Corporation; lease renewals; retention of senior executives; market acceptance of new products and services; implementation of acquisition strategy; integration of acquired businesses; and those factors discussed under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors" in Mac-Gray's Form 10-K for the year ended December 31, 2002, and Mac-Gray's other filings with the Securities and Exchange Commission ("SEC"). The historical financial information presented herein represents the consolidated results of Mac-Gray. The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto presented elsewhere in this report and with the annual financial statements and related notes previously filed by Mac-Gray with the SEC on its Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

        Mac-Gray derives its revenue principally as a laundry facilities contractor for the multi-housing industry. Mac-Gray also sells and services commercial laundry equipment and MicroFridge® equipment. Mac-Gray also operates card/coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge® equipment under long-term leases with property owners, colleges and universities, and governmental agencies. Mac-Gray's laundry services segment is comprised of revenue-generating laundry machines, operated in approximately 30,000 multi- housing laundry rooms located in 29 states and the District of Columbia. Mac-Gray's reprographics segment is concentrated in the northeastern United States, with smaller operations in the Mid-Atlantic, Florida, and the Midwest.

        Mac-Gray also derives revenue as a distributor and service provider of commercial laundry equipment manufactured by The Maytag Corporation, and sells laundry equipment manufactured by American Dryer Corp., The Dexter Company, and Whirlpool Corporation. Additionally, the Company sells or rents laundry equipment to restaurants, hotels, health clubs, and similar institutional users that operate their own on-premise laundry facilities.

        The MicroFridge® segment derives revenue through the sale of its MicroFridge® products to colleges and universities, military bases, the hotel and motel market, and assisted living facilities.

Results of Operations (Dollars in thousands)

Three and six months ended June 30, 2003 compared to three and six months ended June 30, 2002.

  Revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2003	2002	2003
Laundry	$29,800	$28,864	$60,807	$59,284
Reprographics	1,486	1,398	3,081	2,661

Total Laundry & Reprographics	31,286	30,262	63,888	61,945
MicroFridge® equipment sales	6,239	5,393	9,805	9,378
MicroFridge® rental	563	373	1,153	679

Total MicroFridge®	6,802	5,766	10,958	10,057

Total revenue	$38,088	$36,028	$74,846	$72,002

        Total revenue for the three months ended June 30, 2003 was $36,028 as compared to $38,088 for the same period in 2002, for a decrease of $2,060, or 5%. Total revenue for the six months ended June 30, 2003 was $72,002 as compared to $74,846 for the same period in 2002, for a decrease of $2,844, or 4%. These decreases are primarily attributable to decreases in MicroFridge® academic sales and rental revenue, Laundry equipment sales and Reprographics revenue, offset somewhat by an increase in Laundry route revenue, as compared to the three and six months ended June 30, 2002.

        Laundry revenue for the three months ended June 30, 2003 was comprised of laundry route revenue of $25,095 and the sale of laundry equipment of $3,769 as compared to the three months ended June 30, 2002 when laundry route revenue was $24,657 and the sale of laundry equipment was $5,143. Laundry revenue for the six months ended June 30, 2003 was comprised of laundry route revenue of $51,992 and the sale of laundry equipment of $7,292 as compared to the six months ended June 30, 2002 when laundry route revenue was $51,552 and the sale of laundry equipment was $9,255.

        Although laundry route revenue increased $438, or 2% for the second quarter, and $440, or 1% for the first six months of 2003, as compared to the same periods in 2002, the Company's laundry route business has been affected by the increase in apartment vacancy rates, with its southeastern markets being affected the most. Management believes that this increase in vacancy rates has led to approximately a 2% decrease in laundry route revenue for the six months ended June 30, 2003. The Company derives a significant portion of its laundry route business on college campuses and in the Northeast markets, which has mitigated the impact of the higher apartment vacancy rates. In the first six months of 2003, the Company compensated for this loss in revenue in several ways, including adding laundry equipment to its route operation and continuing a program of vending price increases.

        Laundry equipment sales decreased $1,374, or 27%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 and by $1,963, or 21% for the six months ended June 30, 2003 as compared to the six months ended June 20, 2002. This decrease is primarily attributable to the decrease in laundry equipment sales to the Government market and decreased spending on new construction and remodeling by retail laundromat operators. Management believes that government appropriations for rebuilding and improving living accommodations on military bases have been interrupted by the war in Iraq and that the laundromat business has been affected by the overall weak economic conditions in the United States.

        MicroFridge® equipment sales and rental revenue decreased by $1,036, or 15% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 and by $901, or

8% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. These decreases were caused primarily by decreases in the academic sales and rental business of $1,388, or 58%, and $1,740, or 54%, for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, which were partially offset by increases in the hotel and assisted living division of MicroFridge® of $104, or 4%, and $326, or 8% for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. MicroFridge® sales to the government have decreased by $98, or 3%, and $374, or 7%, for the three and six months ended June 30, 2003 as compared to the same periods in 2002. We believe the decrease in sales in the Academic market is due primarily to an increase in retail competition as well as colleges and universities continuing to delay or cancel capital spending due to the overall downturn in the U.S. economy. The increase in sales to the hotel and assisted living markets is due primarily to expansion of sales and marketing efforts into new regions of the country. Government sales remain unpredictable due to the interruption of spending on military living accommodations as a result of heavy military spending in Iraq.

        Reprographics revenue totaled $1,398 for the three months ended June 30, 2003 as compared to $1,486 for the same period in 2002, for a decrease of $88, or 6%. Reprographics revenue totaled $2,661 and $3,081 for the six months ended June 30, 2003 and 2002, respectively, for a decrease of $420, or 14%. The decline is attributable primarily to a program the Company started in 2002 to renegotiate certain reprographic customer contracts and to terminate other accounts that did not provide the level of business to justify continued investment.

        Cost of Route Revenues.    Cost of route revenues include rent paid to route clients as well as those costs associated with installing and servicing machines and the costs of collecting, counting, and depositing route revenue. Cost of route revenues increased $325, or 2%, to $18,262 for the three months ended June 30, 2003 from the three months ended June 30, 2002 and remained flat at $36,887 for the six months ended June 30, 2003 as compared to the same period in 2002. As a percentage of route revenue, cost of route revenues was 70% and 69% for the three and six months ended June 30, 2003, respectively, essentially flat as compared to the same periods in 2002.

        Depreciation and Amortization.    Depreciation and amortization increased by $15, or less than 1%, to $4,302 for the three months ended June 30, 2003 from the three months ended June 30, 2002 and by $81, or 1%, for the six months ended June 30, 2003 from the six months ended June 30, 2002. This increase was primarily attributable to the placement of new equipment on the laundry route as the Company generates new business and the replacement of older equipment as contracts are renegotiated. Capital expenditures in the MicroFridge® and Reprographics businesses have decreased from a year ago.

        Cost of Product Sold.    Cost of product sold consists primarily of the cost of laundry equipment, MicroFridge® equipment, parts, and supplies sold. Cost of product sold decreased by $1,144, or 15%, to $6,593 for the three months ended June 30, 2003 from the three months ended June 30, 2002 and by $1,142, or 7% to $12,103 for the six months ended June 30, 2003 from the six months ended June 30, 2002. As a percentage of sales, cost of product sold increased from 68% for the three months ended June 30, 2002 to 72% for the three months ended June 30, 2003 and increased from 69% for the six months ended June 30, 2002 to 72% for the six months ended June 30, 2003. This increase in percentage is caused primarily by the decrease in higher margin MicroFridge® academic sales. The hotel and assisted living margin also decreased as a result of offering free shipping in reaction to competitive pressure. The margin in the Laundry equipment sales division increased, both in the second quarter and for the six months ended June 30, 2003 as compared to the same periods in 2002. This increase in margin was primarily a result of decreased sales to the government, as compared to 2002, which historically have had lower margins than ordinary commercial sales.

        Selling, General and Administration Expenses.    Selling, general and administration expenses decreased by $305, or 5%, to $5,382 for the three months ended June 30, 2003 from the three months ended June 30, 2002 and by $340, or 3%, to $10,620 for the six months ended June 30, 2003 from the six months ended June 30, 2002. The decreases for the three and six month periods are due, in part, to the Company's successful efforts to implement administrative cost-cutting measures, particularly in the use of outside services, and a reduction in the amount provided for doubtful accounts receivable due to improved collection experience.

        Loss on early extinguishment of debt.    In connection with the June 24, 2003 refinancing of the Company's Senior Secured Credit Facility, $381 of unamortized financing costs were expensed during the period ended June 30, 2003 to reflect the early extinguishment of the Company's 2000 Senior Secured Credit Facility.

        Interest and Other Expense.    Interest and other expense, net of interest and other income, decreased by $518, or 53%, to $457 for the three months ended June 30, 2003 from the three months ended June 30, 2002 and by $689, or 35%, to $1,256 for the six months ended June 30, 2003 from the six months ended June 30, 2002. The decrease in interest expense was due primarily to the accounting treatment associated with the interest rate swap agreements. During the three months ended June 30, 2002, the Company reclassified $298 from accumulated other comprehensive loss to interest expense related to the termination of one of its interest rate swap agreements in January 2002. The related charge in the three months ended June 30, 2003 was $25. The Company recorded $123 of interest income during the three months ended June 30, 2003 related to the ineffective portion of its interest rate swap agreements. There was no ineffectiveness related to these interest rate swap agreements for the three months ended June 30, 2002. During the six months ended June 30, 2002, the Company reclassified $595 from accumulated other comprehensive loss to interest expense related to the termination of one of its interest rate swap agreements in January 2002. The related charge in the six months ended June 30, 2003 was $125. The Company recorded $229 and $253 of interest income during the six months ended June 30, 2002 and 2003, respectively, related to the ineffective portion of its interest rate swap agreements. In addition, the average outstanding total funded debt and interest rates were lower during 2003 than in 2002.

        Provision for Income Taxes.    The provision for income taxes decreased by $331, or 54%, to $278 for the three months ended June 30, 2003 from the three months ended June 30, 2002 and by $455, or 33%, for the six months ended June 30, 2003 from the six month ended June 30, 2002. This decrease is due primarily to the corresponding decrease in taxable income for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002. As a percentage of income before the provision for income taxes, tax expense increased from 42% to 43% for the three months ended June 30, 2002 and 2003, respectively and was 41% and 42% for the six months ended June 30, 2002 and 2003, respectively. Increases in the effective tax rate are due primarily to an increase in certain expenses that are deductible for financial reporting purposes, which are not deductible for federal and state tax purposes.

Seasonality

        The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market typically represent approximately 25% of the Company's total annual revenue. Academic route and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, the Company's operating and capital expenditures have historically been higher during the third calendar quarter, when we install a large number of machines while colleges and universities are generally on summer break. Product sales, principally of MicroFridge® products, to this market are also typically higher during the third calendar quarter as compared to the rest of the calendar year.

Liquidity and Capital Resources (Dollars in thousands)

        Mac-Gray's source of cash has been primarily from operating activities. The Company's primary uses of cash have been the purchase of new laundry machines and reduction of bank debt. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on outstanding indebtedness, capital expenditures, and other purposes.

        For the six months ended June 30, 2003 and 2002, cash flows provided by operations were $9,221 and $13,131, respectively. Cash flow from operations consists primarily of route revenue, product sales, laundry equipment service revenue, and rental revenue, offset by route rent, route expenditures, cost of product sales, cost of rental revenue, general and administration expenses, and sales and marketing expenses. The decrease for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 is attributable primarily to ordinary changes in working capital, including a decrease in trade payables since January 1, 2003 as compared to an increase during the same period last year as well as an increase in prepaid expenses since January 1, 2003 as compared to a decrease during the same period last year, which were partially offset by decreases in accounts receivable and inventory.

        For the six months ended June 30, 2003 and 2002, cash used in investing activities was $6,824 and $4,971, respectively. Capital expenditures were $5,987 and $5,581 for the six months ended June 30, 2003 and 2002, respectively. The increase in capital expenditures was due to more laundry equipment being placed in service in the six-month period ended June 30, 2003 as compared to the same period a year ago as well as $1,015 spent on the acquisition of three small business during the second quarter of 2003. The decrease in cash used in investing activities was also due in part to a decrease in the sale of used laundry and MicroFridge® equipment.

        For the six months ended June 30, 2003 and 2002, cash flows used in financing activities were $2,603 and $7,605, respectively. Cash flows used in financing activities consist primarily of proceeds from and repayments of bank borrowing, capital lease obligations, and other long-term debt. The decrease in cash used for financing activities is primarily attributable to net borrowings on the 2003 Senior Secured Credit Facility as well as the termination of the swap agreements and the additional financing costs associated with this new credit facility.

        On June 24, 2003, the Company refinanced its outstanding Senior Secured Credit Facility with a group of banks. This transaction retired both the June 2000 revolving line of credit and the June 2000 Senior Secured Term Loan Facility, which were due to expire in July 2004 and June 2005, respectively.

        This new Revolving Line of Credit and Term Loan Facility (the "2003 Senior Secured Credit Facility") provides for borrowings up to $80,000 with borrowings under a three-year revolving line of credit of up to $60,000 and a five-year $20,000 Senior Secured Term Loan Facility. In addition to the scheduled quarterly payments on the Senior Secured Term Loan Facility, the Company is required to pay an amount equal to 50% of the Excess Cash Flow, as defined, for each fiscal period provided that the funded debt ratio for each of the preceding four fiscal quarters is greater than 1.50 to 1. This payment is first used to reduce the Senior Secured Term Loan Facility with any remaining amounts used to reduce the revolving line of credit. As of June 30, 2003, there was $20,000 outstanding under the term loan and $36,563 outstanding under the revolving line of credit, and the available balance under the revolving line of credit was $23,055. At June 30, 2003 outstanding letters of credit amounted to $382. The average interest rate was approximately 3.9% for the period ended June 30, 2003, compared with approximately 5.9% for the period ended June 30, 2002.

        Outstanding indebtedness under the 2003 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the i) prime rate plus 1.75% through September 30, 2003 and equal to the prime rate thereafter, or ii) LIBOR plus 1.75%. If certain financial ratio targets are met at September 30, 2003 and beyond, the Applicable LIBOR Margin will be reduced.

        The 2003 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2003 Senior Secured Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and require that the Company maintain certain financial ratios. The most restrictive financial ratio is a minimum debt service coverage. Compliance with all financial covenants is effective starting with the quarter ended September 30, 2003.

        The 2003 Senior Secured Credit Facility contains a commitment fee equal to 0.25% per annum of the average daily unused portion of the 2003 Senior Secured Credit Facility provided that the Funded Debt Ratio is less than 1.75 to 1.00. If the Funded Debt ratio is greater than or equal to 1.75 to 1.00, the commitment fee is equal to 0.375% per annum of the average daily unused portion of the 2003 Senior Secured Credit Facility.

        On June 24, 2003, the Company terminated its two $20,000 interest rate swap agreements, which had been in effect since February 2000 and January 2002, respectively. The January 2002 interest rate swap agreement was due to expire in February 2004 while the February 2000 interest rate swap agreement was due to expire in February 2005. The Company paid $3,037 to terminate both the February 2000 and January 2002 swap agreements.

        On June 24, 2003, as required by the 2003 Senior Secured Credit Facility, the Company entered into two standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "2003 Swap Agreements") to manage the interest rate risk associated with its 2003 Senior Secured Credit Facility. The Company has designated its interest rate swap agreements as cash flow hedges. Each agreement has a notional amount of $20,000 and a maturity date in June 2008. The first interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.34%. The second interest rate swap agreement contains an amortization provision and a fixed rate of 2.69%. The notional amount of this agreement at June 30, 2003 was $20,000. In accordance with the 2003 Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, nonperformance is not anticipated.

        The fair value of the 2003 Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At June 30, 2003, the fair value of the 2003 Swap Agreements, net of related taxes, was an unrealized gain of $15. This amount has been included in other assets on the consolidated balance sheet.

        A summary of the Company's contractual obligations and commitments related to its outstanding long term debt and future minimum lease payments is as follows:

Fiscal Year	Long Term Debt	Route Rent Commitments	Capital Lease Commitments	Operating Lease Commitments	Total
2003 (six months)	$1,492	$2,185	$293	$427	$4,397
2004	2,984	3,791	457	820	8,052
2005	2,973	2,795	390	510	6,668
2006	39,466	2,313	316	197	42,292
2007	2,857	1,948	59	26	4,890
Thereafter	7,143	4,463	—	—	11,606

Total	$56,915	$17,495	$1,515	$1,980	$77,905

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

        The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. In the normal course of its business, the Company manages its exposure to these risks as described below. The Company does not engage in trading market-risk sensitive instruments for speculative purposes.

  Interest Rates—

        The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at June 30, 2003.

	June 30, 2003 Expected Maturity Date (In Thousands)
	2003	2004	2005	2006	2007	Thereafter	Total
Long-term Debt:
Fixed Rate	$63	$127	$116	$46	$—	$—	$352
Average interest rate	8.0%	8.0%	8.0%	8.0%	—	—	—
Variable rate	$1,429	$2,857	$2,857	$39,420	$2,857	$7,143	$56,563
Average interest rate	3.9%	3.9%	3.9%	3.9%	3.9%	3.9%	—

        On June 24, 2003, the Company refinanced its outstanding Senior Secured Credit Facility with a group of banks. This transaction retired both the June 2000 revolving line of credit and the June 2000 Senior Secured Term Loan Facility, which were due to expire in July 2004 and June 2005, respectively.

        This new Revolving Line of Credit and Term Loan Facility (the "2003 Senior Secured Credit Facility") provides for borrowings up to $80,000 with borrowings under a three-year revolving line of credit of up to $60,000 and a five-year $20,000 Senior Secured Term Loan Facility. In addition to the scheduled quarterly payments on the Senior Secured Term Loan Facility, the Company is required to pay an amount equal to 50% of the Excess Cash Flow, as defined, for each fiscal period provided that the funded debt ratio for each of the preceding four fiscal quarters is greater than 1.50 to 1. This payment is first used to reduce the Senior Secured Term Loan Facility with any remaining amounts used to reduce the revolving line of credit. As of June 30, 2003, there was $20,000 outstanding under the term loan and $36,563 outstanding under the revolving line of credit, and the available balance under the revolving line of credit was $23,055. At June 30, 2003 outstanding letters of credit amounted to $382. The average interest rate was approximately 3.9% for the period ended June 30, 2003.

        On June 24, 2003, as required by the 2003 Senior Secured Credit Facility, the Company entered into two standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "2003 Swap Agreements") to manage the interest rate risk associated with its 2003 Senior Secured Credit Facility. The Company has designated its interest rate swap agreements as cash flow hedges. Each agreement has a notional amount of $20,000 and a maturity date in June 2008. The first interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.34%. The second interest rate swap agreement contains an amortization provision and a fixed rate of 2.69%. The notional amount of this agreement at June 30, 2003 was $20,000. In accordance with the 2003 Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, nonperformance is not anticipated.

        The fair value of the 2003 Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At June 30, 2003, the fair value of the 2003 Swap Agreements, net of related taxes, was an unrealized gain of $15. This amount has been included in other assets on the consolidated balance sheet.

Item 4.

CONTROLS AND PROCEDURES

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

  (a)
  The Company held its annual meeting of stockholders on May 22, 2003.

  (b)
  The following directors were reelected:

    Stewart G. MacDonald, Jr.
    Larry L. Mihalchik

    The following directors continued on in office after the annual stockholders meeting:

    John P. Leydon
    William M. Crozier, Jr.
    Jerry A. Schiller
    Thomas E. Bullock

  (c)
  The only matter voted upon at the annual meeting was the election of the two Directors to hold office until the annual meeting of stockholders to be held in 2006 and until their respective successors are duly elected and qualified. The results of the vote were as follows:

	Number of Shares/Votes
Director
	For	Withheld
Stewart G. MacDonald, Jr.	11,641,529	103,442
Larry L. Mihalchik	11,641,529	103,442

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

MAC-GRAY CORPORATION
August 13, 2003	By:	/s/ MICHAEL J. SHEA Michael J. Shea Executive Vice President, Chief Financial Officer and Treasurer (On behalf of registrant and as principal financial officer)

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