Form 10-Q
period 2003-09-30
MAC-GRAY CORP
filed 2003-11-14
CIK 1038280

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 1-13495

MAC-GRAY CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3361982 (I.R.S. Employer Identification No.)
22 WATER STREET, CAMBRIDGE, MASSACHUSETTS (Address of principal executive offices)	02141 (Zip Code)
617-492-4040 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 13, 2003:

Class Common Stock, $.01 Par Value	Number of shares 12,560,694

Item 1. Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2002	September 30, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,016	$5,140
Trade receivables, net of allowance for doubtful accounts	7,670	9,875
Inventory of finished goods	6,186	6,148
Prepaid expenses, route rent and other current assets	8,662	10,294

Total current assets	27,534	31,457
Property, plant and equipment, net	74,928	76,863
Intangible assets, net	45,739	45,548
Prepaid expenses, route rent and other assets	14,178	11,193

Total assets	$162,379	$165,061

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,850	$3,641
Trade accounts payable and accrued expenses	11,457	13,481
Accrued route rent	8,550	7,698
Deferred revenues and deposits	1,278	1,340

Total current liabilities	30,135	26,160
Long-term debt and capital lease obligations	47,975	52,664
Deferred income taxes	17,821	19,121
Deferred retirement obligation	541	463
Other liabilities	2,219	—
Commitments and contingencies (Note 5)	—	—
Stockholders' equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 12,670,220 outstanding at December 31, 2002, and 13,443,754 issued and 12,570,729 outstanding at September 30, 2003)	134	134
Additional paid in capital	68,540	68,540
Accumulated other comprehensive loss	(1,723)	(836)
Retained earnings	5,805	7,960

	72,756	75,798
Less common stock in treasury, at cost	(9,068)	(9,145)

Total stockholders' equity	63,688	66,653

Total liabilities and stockholders' equity	$162,379	$165,061

The accompanying notes are an integral part of these condensed consolidated financial statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Revenue:
Route revenue	$24,852	$25,345	$78,300	$78,895
Sales	10,374	11,266	29,517	27,961
Other	721	685	2,976	2,442

Total revenue	35,947	37,296	110,793	109,298

Cost of revenue:
Cost of route revenues	17,379	17,714	54,266	54,601
Depreciation and amortization	3,906	3,931	12,374	12,480
Cost of product sold	6,863	8,087	20,108	20,190

Total cost of revenue	28,148	29,732	86,748	87,271

Operating expenses:
Selling, general and administration expenses	5,486	5,501	16,446	16,121
Loss on early extinguishment of debt	—	—	—	381

Total operating expenses	5,486	5,501	16,446	16,502

Income from operations	2,313	2,063	7,599	5,525
Interest and other expense, net	1,276	752	3,221	2,008
Gain on sale of lease receivables	—	836	—	836

Income before provision for income taxes and effect of
change in accounting principle	1,037	2,147	4,378	4,353
Provision for income taxes	444	920	1,826	1,847

Net income before effect of change in accounting principle	593	1,227	2,552	2,506
Effect of change in accounting principle—net of taxes	—	—	(906)	—

Net income	$593	$1,227	$1,646	$2,506

Net income per common share before effect of change in accounting principle — basic and diluted	$0.05	$0.10	$0.20	$0.20

Net income per common share — basic and diluted	$0.05	$0.10	$0.13	$0.20

Weighted average common shares outstanding — basic	12,665	12,624	12,657	12,659

Weighted average common shares outstanding — diluted	12,666	12,772	12,661	12,715

The accompanying notes are an integral part of these condensed consolidated financial statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except share data)

	Common stock						Treasury Stock
					Accumulated Other Comprehensive Loss
	Number of shares	Value	Additional Paid in Capital	Retained Earnings		Comprehensive Income	Number of shares	Cost	Total
Balance, December 31, 2002	13,443,754	$134	$68,540	$5,805	$(1,723)		773,534	$(9,068)	$63,688
Net income	—	—	—	2,506	—	$2,506	—	—	2,506
Other comprehensive income:
Unrealized gain on derivative instruments and reclassification adjustment, net of tax of $591 (Note 3)	—	—	—	—	887	887	—	—	887

Comprehensive income	—	—	—	—	—	$3,393	—	—	—

Repurchase of common stock	—	—	—	—	—		141,000	(551)	(551)
Options exercised	—	—	—	(45)			(6,000)	64	19
Stock issuance—Employee Stock Purchase Plan	—	—	—	(212)	—		(24,079)	278	66
Stock granted to directors	—	—	—	(94)	—		(11,430)	132	38

Balance, September 30, 2003	13,443,754	$134	$68,540	$7,960	$(836)		873,025	$(9,145)	$66,653

The accompanying notes are an integral part of these condensed consolidated financial statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended September 30,
	2002	2003
Cash flows from operating activities:
Net income	$1,646	$2,506
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	13,205	13,332
Effect of change in accounting principle	906	—
Loss on early extinguishment of debt	—	381
Allowance for doubtful accounts and lease reserves	83	31
Gain on sale of assets	(223)	(924)
Deferred income taxes	1,516	75
Director stock grant	24	38
Non-cash interest expense	665	260
Increase in accounts receivable	(1,356)	(2,236)
(Increase) decrease in inventory	(2,556)	38
Decrease (increase) in prepaid expenses, route rent and other assets	2,324	(1,472)
(Decrease) increase in accounts payable, accrued route rent and accrued expenses	(533)	2,860
(Decrease) increase in deferred revenues and customer deposits	(758)	62

Net cash flows provided by operating activities	14,943	14,951

Cash flows from investing activities:
Capital expenditures	(10,156)	(11,520)
Payments for acquisitions	—	(1,015)
Proceeds from sale of lease receivables	—	3,284
Proceeds from sale of property and equipment	701	273

Net cash flows used in investing activities	(9,455)	(8,978)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,039)	(1,438)
Payments on 2000 Senior Secured Credit Facility, net	(4,805)	(54,500)
Borrowings on 2003 Senior Secured Credit Facility, net	—	54,001
Financing costs	(218)	(409)
Payments for termination of derivitive instruments	—	(3,037)
Payments for repurchase of common stock	—	(551)
Proceeds from exercise of stock options	—	19
Proceeds from issuance of common stock	37	66

Net cash flows used in financing activities	(6,025)	(5,849)

(Decrease) increase in cash and cash equivalents	(537)	124
Cash and cash equivalents, beginning of period	5,225	5,016

Cash and cash equivalents, end of period	$4,688	$5,140

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

        Outstanding indebtedness under the 2003 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the i) prime rate plus 1.75% through September 30, 2003 and equal to the prime rate thereafter, or ii) LIBOR plus 1.75%. For periods after September 30, 2003, the applicable LIBOR margin may be adjusted quarterly based on certain financial ratios.

        The 2003 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2003 Senior Secured Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios. The most restrictive financial ratio is a minimum debt service coverage. The Company was in compliance with all financial covenants at September 30, 2003.

        The 2003 Senior Secured Credit Facility contains a commitment fee equal to 0.25% per annum of the average daily unused portion of the 2003 Senior Secured Credit Facility provided that the Funded Debt Ratio is less than 1.75 to 1.00. If the Funded Debt ratio is greater than or equal to 1.75 to 1.00, the commitment fee is equal to 0.375% per annum of the average daily unused portion of the 2003 Senior Secured Credit Facility. As of September 30, 2003, the Company's commitment fee was equal to 0.375%.

        Concurrent with the effective date of the 2003 Senior Secured Credit Facility, the Company wrote off approximately $381 in deferred financing costs associated with the 2000 Senior Secured Term Loan Facility.

        Required payments under the 2003 Senior Secured Credit Facility are as follows:

2003 (3 months)	$714
2004	2,857
2005	2,857
2006	37,573
2007	2,857
2008	7,143

$54,001

        Long-term debt also includes various notes payable totaling $1,161 at December 31, 2002, and $321 at September 30, 2003.

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

        On June 24, 2003, as required by the 2003 Senior Secured Credit Facility, the Company entered into two standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "2003 Swap Agreements") to manage the interest rate risk associated with its 2003

Senior Secured Credit Facility. The Company has designated its interest rate swap agreements as cash flow hedges. Each agreement has a notional amount of $20,000 and a maturity date in June 2008. The first interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.34%. The second interest rate swap agreement contains an amortization provision and a fixed rate of 2.69%. The notional amount of this agreement at September 30, 2003 was $19,286. In accordance with the 2003 Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, nonperformance is not anticipated.

        The fair value of the 2003 Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At September 30, 2003, the fair value of the 2003 Swap Agreements, net of related taxes, was an unrealized gain of $335. This amount has been included in other assets on the consolidated balance sheet.

        Prior to its termination in June 2003, the ineffective portion of the January 2002 interest rate swap agreement resulted in income, after the effect of related income taxes, for the three and nine months ended September 30, 2003 of $0 and $152, respectively. The ineffective portion of the January 2002 interest rate swap agreement resulted in income, after the effect of related income taxes, for the three and nine months ended September 30, 2002 was $0 and $137, respectively.

        The changes in accumulated other comprehensive loss relate entirely to the Company's interest rate swap agreements. The components of other comprehensive income (loss) are as follows:

	For the three months ended		For the nine months ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003
Unrealized gain (loss) on derivative instruments	$(646)	$533	$(1,006)	$965
Reclassification adjustment	299	388	894	513

Total other comprehensive income (loss) before income taxes	(347)	921	(112)	1,478
Income tax benefit (expense)	139	(368)	45	(591)

Total other comprehensive income (loss)	$(208)	$553	$(67)	$887

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

        Goodwill, which will not be further amortized, and intangible assets to be amortized consist of the following:

	As of December 31, 2002
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry	$37,718		$37,718
MicroFridge®	223		223

	37,941		37,941

Intangible assets:
Laundry and reprographics:
Non-compete agreements	4,482	$3,450	1,032
Contract rights	9,060	4,019	5,041
MicroFridge®:
Customer lists	1,451	443	1,008
Deferred financing costs	1,852	1,135	717

	16,845	9,047	7,798

Total intangible assets	$54,786	$9,047	$45,739

	As of September 30, 2003
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry	$37,718		$37,718
MicroFridge®	223		223

	37,941		37,941

Intangible assets:
Laundry and reprographics
Non-compete agreements	4,532	$3,729	803
Contract rights	9,832	4,488	5,344
MicroFridge®
Customer lists	1,451	514	937
Deferred financing costs	865	342	523

	16,680	9,073	7,607

Total intangible assets	$54,621	$9,073	$45,548

        Estimated future amortization expense of intangible assets consists of the following:

2003 (three months)	$390
2004	1,127
2005	992
2006	924
2007	856
Thereafter	3,318

$7,607

        Amortization of intangible assets for the nine months ended September 30, 2002 and 2003 was $1,020 and $1,044, respectively.

5. Commitments and Contingencies

        The Company is involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

6. New Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The Company has adopted the disclosure provisions of this pronouncement as of December 31, 2002. The adoption of the financial provisions of FIN 45 on January 1, 2003 had no material effect on the Company's financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of September 30, 2003. The

Company will apply the consolidation requirement of FIN 46 in future periods if the Company should own any interest in any variable interest entity.

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

7. Earnings Per Share

        A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Three Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to common stockholders—basic	$593	12,665	$0.05

Effect of dilutive securities:
Stock options		1

Net income available to common stockholders—diluted	$593	12,666	$0.05

	For the Three Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to common stockholders—basic	$1,227	12,624	$0.10

Effect of dilutive securities:
Stock options		148

Net income available to common stockholders—diluted	$1,227	12,772	$0.10

	For the Nine Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to common stockholders—basic	$1,646	12,657	$0.13

Effect of dilutive securities:
Stock options		4

Net income available to common stockholders—diluted	$1,646	12,661	$0.13

	For the Nine Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income available to common stockholders—basic	$2,506	12,659	$0.20

Effect of dilutive securities:
Stock options		56

Net income available to common stockholders—diluted	$2,506	12,715	$0.20

        There were 773 and 57 shares under option plans that were excluded from the computation of diluted earnings per share at September 30, 2002 and 2003, respectively, due to their anti-dilutive effects.

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

        There are no intersegment revenues.

        The tables below present information about the operations of the reportable segments of Mac-Gray for the three and nine months ended September 30, 2002 and 2003. The information presented represents the key financial metrics that are utilized by the Company's senior management in assessing the performance of each of the Company's reportable segments.

	For the three months ended September 30, 2002	For the three months ended September 30, 2003	For the nine months ended September 30, 2002	For the nine months ended September 30, 2003
Revenues:
Laundry and Reprographics	$28,436	$30,960	$92,326	$92,904
MicroFridge®	7,511	6,336	18,467	16,394

Total	35,947	37,296	110,793	109,298
Gross margin:
Laundry and Reprographics	5,523	6,048	18,583	18,414
MicroFridge®	2,276	1,516	5,462	3,613

Total	7,799	7,564	24,045	22,027
Selling, general and administrative expenses	5,486	5,501	16,446	16,121
Loss on early extinguishment of debt	—	—	—	381
Interest and other expenses, net	1,276	752	3,221	2,008
Gain on sale of lease receivables	—	836	—	836

Income before provision for taxes and effect of change in accounting principle	$1,037	$2,147	$4,378	$4,353

	December 31, 2002	September 30, 2003
Assets
Laundry and Reprographics	$131,876	$128,371
MicroFridge®	24,228	29,140

Total for reportable segments	156,104	157,511
Corporate (1)	5,208	5,258
Deferred income taxes	1,067	2,292

Total assets	$162,379	$165,061

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

        If the company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Stock-based employee compensation expense, as reported	$—	$—	$—	$—

Net income, as reported	$593	$1,227	$1,646	$2,506
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	5	7	315	295

Pro forma net income	$588	$1,220	$1,331	$2,211

Earnings per share:
Basic, as reported	$0.05	$0.10	$0.13	$0.20

Basic, pro forma	$0.05	$0.10	$0.11	$0.17

Diluted, as reported	$0.05	$0.10	$0.13	$0.20

Diluted, pro forma	$0.05	$0.10	$0.11	$0.17

        Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future periods.

10. Repurchase of Common Stock

        On December 2, 2002, the Board of Directors authorized a $2,000 stock repurchase program. The authorization expires on December 2, 2003. As of September 30, 2003, 144,800 shares had been purchased since the authorization was granted at a total cost of $563.

11. Product Warranties

        The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs. Actual costs have not exceeded the Company's estimates.

        The activity for the nine months ended September 30, 2003 is as follows:

Accrued Warranty
Balance, December 31, 2002	$165
Accruals for warranties issued	240
Accruals for pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind)	(200)

Balance, September 30, 2003	$205

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

Overview

        Mac-Gray derives its revenue principally as a laundry facilities contractor for the multi-housing industry. Mac-Gray also sells and services commercial laundry equipment and MicroFridge® equipment. Mac-Gray also operates card/coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge® equipment under long-term leases with property owners, colleges and universities, and governmental agencies. Mac-Gray's laundry services segment is comprised of revenue-generating laundry machines, operated in approximately 30,000 multi-housing laundry rooms located in 27 states and the District of Columbia. Mac-Gray's reprographics segment is concentrated in the northeastern United States, with smaller operations in the Mid-Atlantic, Florida, and the Midwest.

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

Results of Operations (Dollars in thousands)

        Three and nine months ended September 30, 2003 compared to three and nine months ended September 30, 2002.

  Revenue.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2002	2003	2002	2003
Laundry	$27,410	$29,924	$88,217	$89,207
Reprographics	1,026	1,036	4,109	3,697

Total Laundry & Reprographics	28,436	30,960	92,326	92,904
MicroFridge® equipment sales	7,376	6,234	17,179	15,613
MicroFridge® rental	135	102	1,288	781

Total MicroFridge®	7,511	6,336	18,467	16,394

Total revenue	$35,947	$37,296	$110,793	$109,298

        Total revenue for the three months ended September 30, 2003 was $37,296 as compared to $35,947 for the same period in 2002, for an increase of $1,349, or 4%. Total revenue for the nine months ended September 30, 2003 was $109,298 as compared to $110,793 for the same period in 2002, for a decrease of $1,495, or 1%. The increase in revenue for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 was primarily attributable to a 68% increase in Laundry equipment sales and an increase in laundry facility management revenue partially offset by a decrease in MicroFridge® academic sales and rental revenue. The decrease in revenue for the nine months ended September 30, 2003 as compared to the same period last year was primarily attributable to a decrease in MicroFridge® academic sales and rental revenue.

        Laundry revenue for the three months ended September 30, 2003 was comprised of laundry facility management revenue of $24,931 and the sale of laundry equipment of $4,993 as compared to the three months ended September 30, 2002 when laundry facility management revenue was $24,430 and the sale of laundry equipment was $2,980. Laundry revenue for the nine months ended September 30, 2003 was comprised of laundry facility management revenue of $76,922 and the sale of laundry equipment of $12,285 as compared to the nine months ended September 30, 2002 when laundry facility management revenue was $75,981 and the sale of laundry equipment was $12,236.

        Although laundry facility management revenue increased $501, or 2% for the third quarter, and $941, or 1% for the first nine months of 2003, as compared to the same periods in 2002, the Company's laundry facility management business has been adversely affected by the increase in apartment vacancy rates, with its southeastern markets being affected the most. Management believes that this increase in vacancy rates has led to a decrease of approximately 2% in laundry facility management revenue for the nine months ended September 30, 2003. The Company derives a significant portion of its laundry facility management business on college campuses and in the Northeast markets, which has mitigated the impact of the higher apartment vacancy rates. In the first nine months of 2003, the Company compensated for this loss in revenue in several ways, including the installation of additional laundry equipment to its facility management operation and continuing a program of vending price increases.

        Laundry equipment sales increased $2,013, or 68%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 and by $49, or less than 1% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

This increase in the third quarter of 2003 as compared to the same period in 2002 is primarily attributable to the release of several laundromat customer orders which had been delayed for several months. Management believes that these customers have found it easier to obtain financing than in prior months. Also accounting for some of the increase is the improved coverage of key markets by additional sales representatives.

        MicroFridge® equipment sales and rental revenue decreased by $1,175, or 16% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 and by $2,073, or 11% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. These decreases were caused primarily by decreases in the academic sales and rental business of $721, or 23%, and $2,461, or 39%, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, as well as decreases in the government division of $652, or 27%, and $136, or 2%, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. These decreases were partially offset by increases in the hotel and assisted living division of $198, or 10%, and $524, or 9%, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. We believe the decrease in sales in the Academic market remains primarily attributable to an increase in retail competition as well as colleges and universities continuing to delay or cancel capital spending. The increase in sales to the hotel and assisted living markets is due primarily to expansion of hotel and assisted living sales and marketing efforts into new regions of the country. Government sales remain unpredictable due to the interruption of spending on military living accommodations as a result of heavy military spending in Iraq.

        Reprographics revenue totaled $1,036 for the three months ended September 30, 2003 as compared to $1,026 for the same period in 2002, for an increase of $10, or 1%. Reprographics revenue totaled $3,697 and $4,109 for the nine months ended September 30, 2003 and 2002, respectively, for a decrease of $412, or 10%. Although reprographics revenue has decreased for the last several quarters as compared to the same period in prior years, the third quarter of 2003 represented a slight increase as compared to the same period in 2002. This increase is due primarily to several accounts being converted from a variable rate structure based on volume to a fixed monthly fee arrangement. The decline in reprographic revenue for the nine months ended September 30, 2003 as compare to the nine months ended September 30, 2002 is primarily attributable to the continued decline in volume at public and private libraries due to the increased use of the internet and a program the Company started in 2002 to terminate certain customer contracts that did not provide the level of business to justify continued investment.

        Cost of Route Revenues.    Cost of route revenues include rent paid to route clients as well as those costs associated with installing and servicing machines and the costs of collecting, counting, and depositing route revenue. Cost of route revenues increased $335, or 2%, to $17,714 for the three months ended September 30, 2003 from the three months ended September 30, 2002 and increased $335, or 1% to $54,601 for the nine months ended September 30, 2003 as compared to the same period in 2002. As a percentage of route revenue, cost of route revenues was 70% and 69% for the three and nine months ended September 30, 2003, respectively, essentially flat as compared to the same periods in 2002.

        Depreciation and Amortization.    Depreciation and amortization increased by $25, or 1%, to $3,931 for the three months ended September 30, 2003 from the three months ended September 30, 2002 and by $106, or 1%, to $12,480 for the nine months ended September 30, 2003 from the nine months ended September 30, 2002. This increase was primarily attributable to the placement of new equipment on the laundry route as the Company generates new business and the replacement of older equipment as contracts are renegotiated.

        Cost of Product Sold.    Cost of product sold consists primarily of the cost of laundry equipment, MicroFridge® equipment, parts, and supplies sold. Cost of product sold increased by $1,224, or 18%, to $8,087 for the three months ended September 30, 2003 from the three months ended September 30, 2002 and by $82, or less than 1% to $20,190 for the nine months ended September 30, 2003 from the nine months ended September 30, 2002. As a percentage of sales, cost of product sold increased from 66% for the three months ended September 30, 2002 to 72% for the three months ended September 30, 2003 and increased from 68% for the nine months ended September 30, 2002 to 72% for the nine months ended September 30, 2003. This increase in percentage for the three and nine months ended September 30, 2003 is caused primarily by the decrease in higher margin MicroFridge® academic sales. The hotel and assisted living margin also decreased for the three and nine months ended September 30, 2003 as a result of offering free shipping, and other pricing concessions, in reaction to competitive pressure. The margin in the Laundry equipment sales division increased, both in the third quarter and for the nine months ended September 30, 2003 as compared to the same periods in 2002. This increase in margin was primarily a result of sales mix within this division.

        Selling, General and Administration Expenses.    Selling, general and administration expenses increased by $15, or less than 1%, to $5,501 for the three months ended September 30, 2003 from the three months ended September 30, 2002 and decreased by $325, or 2%, to $16,121 for the nine months ended September 30, 2003 from the nine months ended September 30, 2002. The decrease for the nine month period is due to the Company's successful efforts to implement administrative cost-cutting measures, particularly in the use of outside services, and a reduction in the amount provided for doubtful accounts receivable due to improved collection experience.

        Loss on early extinguishment of debt.    In connection with the June 24, 2003 refinancing of the Company's Senior Secured Credit Facility, $381 of unamortized financing costs were expensed during the nine months ended September 30, 2003 to reflect the early extinguishment of the Company's 2000 Senior Secured Credit Facility.

        Income from operations.    Income from operations was $2,063 for the three months ended September 30, 2003 as compared to $2,313 for the same period in 2002, for a decrease of $250, or 11%. Income from operations for the nine months ended September 30, 2003 was $5,525 as compared to $7,599, for a decrease of $2,074, or 27%. As a percentage of total revenue, income from operations remained constant at 6% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 and decreased to 5% for the nine months ended September 30, 2003 from 7% for the nine months ended September 30, 2002. These decreases are due primarily to the reasons discussed above.

        Interest and Other Expense.    Interest and other expense, net of interest and other income, decreased by $524, or 41%, to $752 for the three months ended September 30, 2003 from the three months ended September 30, 2002 and by $1,213, or 38%, to $2,008 for the nine months ended September 30, 2003 from the nine months ended September 30, 2002. The decrease in interest expense for both the third quarter of 2003 and the first nine months of 2003, as compared to the same periods in 2002, is attributable, in part, to lower average borrowing levels, lower interest rates, and the accounting treatment associated with the Company's interest rate swap agreements. Total interest-bearing borrowings have decreased from $65,165 on September 30, 2002 to $56,305 on September 30, 2003. Interest rates have also fallen from an average of 5.8% as of September 30, 2002 to 4.0% as of September 30, 2003. Non-cash interest expense associated with the accounting treatment of the Company's interest rate swap agreements has had a favorable impact of $405 for the nine months ended September 30, 2003.

        Gain on sale of lease receivables.    During the three months ended September 30, 2003, the Company sold certain lease receivables associated with the MicroFridge® division. The $836 gain associated with this sale is primarily attributable to the interest income that would have been recognized throughout the life of the lease had it not been sold.

        Provision for Income Taxes.    The provision for income taxes increased by $476, to $920 for the three months ended September 30, 2003 from the three months ended September 30, 2002 and by $21, to $1,847 for the nine months ended September 30, 2003 from the nine months ended September 30, 2002. This increase is due primarily to the corresponding increase in taxable income for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002. As a percentage of income before the provision for income taxes, the effective tax rate was constant at 43% for the three months ended September 30, 2002 and 2003, and was constant at 42% for the nine months ended September 30, 2002 and 2003. Increases in the effective tax rate are due primarily to an increase in certain expenses that are deductible for financial reporting purposes, which are not deductible for federal and state tax purposes.

Seasonality

        The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market typically represent approximately 25% of the Company's total annual revenue. Academic route and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, the Company's operating and capital expenditures have historically been higher during the third calendar quarter, when the Company installs a large number of machines while colleges and universities are generally on summer break. Product sales, principally of MicroFridge® products, to this market are also typically higher during the third calendar quarter as compared to the rest of the calendar year.

Liquidity and Capital Resources (Dollars in thousands)

        For the nine months ended September 30, 2003, Mac-Gray's source of cash has been primarily from operating activities and proceeds from the sale of lease receivables. The Company's primary uses of cash have been the purchase of new laundry machines and reduction of debt. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on outstanding indebtedness, capital expenditures, and other purposes.

        For the nine months ended September 30, 2003 and 2002, cash flows provided by operations were $14,951 and $14,943, respectively. Cash flow from operations consists primarily of facility management revenue, product sales, laundry equipment service revenue, and rental revenue, offset by facility management rent and expenditures, cost of product sales, cost of rental revenue, general and administration expenses, and sales and marketing expenses. The slight increase for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 is attributable to ordinary changes in working capital. Included is a larger increase in accounts receivable since January 1, 2003 as compared to the increase during the same period last year. This trade receivable increase is due to an increase in laundry equipment sales during September of 2003 as compared to the same period last year. Also contributing to this increase in cash flows from operations is an increase in prepaid expenses since January 1, 2003 as compared to a decrease during the same period last year. These increases were largely offset by a decrease in inventory and an increase in trade accounts payable and accrued expenses.

        For the nine months ended September 30, 2003 and 2002, cash used in investing activities was $8,978 and $9,455, respectively. Capital expenditures were $11,520 and $10,156 for the nine months ended September 30, 2003 and 2002, respectively. The increase in capital expenditures was due to more laundry equipment being placed in service in the nine-month period ended September 30, 2003 as compared to the same period a year ago as well as $1,015 spent on the acquisition of three minor business during the second quarter of 2003. The overall decrease in cash used in investing activities was primarily attributable to the proceeds from the sale of lease receivables, which amounted to $3,284.

        For the nine months ended September 30, 2003 and 2002, cash flows used in financing activities were $5,849 and $6,025, respectively. Cash flows used in financing activities consist primarily of proceeds from and repayments of bank borrowing, capital lease obligations, and other long-term debt. The decrease in cash used for financing activities is attributable to a decrease in net payments on the Senior Secured Credit Facility, offset by payments for the termination of the swap agreements, the additional financing costs associated with the new credit facility and payments for the repurchase of the Company's common stock.

        On June 24, 2003, the Company refinanced its outstanding Senior Secured Credit Facility with a group of banks. This transaction retired both the June 2000 revolving line of credit and the June 2000 Senior Secured Term Loan Facility, which were due to expire in July 2004 and June 2005, respectively.

        This new Revolving Line of Credit and Term Loan Facility (the "2003 Senior Secured Credit Facility") provides for borrowings up to $80,000 with borrowings under a three-year revolving line of credit of up to $60,000 and a five-year $20,000 Senior Secured Term Loan Facility. In addition to the scheduled quarterly payments on the Senior Secured Term Loan Facility, the Company is required to pay an amount equal to 50% of the Excess Cash Flow, as defined, for each fiscal period provided that the funded debt ratio for each of the preceding four fiscal quarters is greater than 1.50 to 1. This payment is first used to reduce the Senior Secured Term Loan Facility with any remaining amounts used to reduce the revolving line of credit. As of September 30, 2003, there was $19,286 outstanding under the term loan and $34,715 outstanding under the revolving line of credit, and the available balance under the revolving line of credit was $24,903. At September 30, 2003 outstanding letters of credit amounted to $382. The average interest rate was approximately 4.0% as of September 30, 2003, compared with approximately 5.8% as of September 30, 2002.

        Outstanding indebtedness under the 2003 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the i) prime rate plus 1.75% through September 30, 2003 and equal to the prime rate thereafter, or ii) LIBOR plus 1.75%. For the periods ending after September 30, 2003, the applicable LIBOR margin may be adjusted quarterly based on certain financial ratios.

        The 2003 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2003 Senior Secured Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and require that the Company maintain certain financial ratios. The most restrictive financial ratio is a minimum debt service coverage. On September 30, 2003 the Company was in compliance with all financial covenants.

        The 2003 Senior Secured Credit Facility contains a commitment fee equal to 0.25% per annum of the average daily-unused portion of the 2003 Senior Secured Credit Facility provided that the Funded Debt Ratio is less than 1.75 to 1.00. If the Funded Debt ratio is greater than or equal to 1.75 to 1.00, the commitment fee is equal to 0.375% per annum of the average daily unused portion of the 2003 Senior Secured Credit Facility. As of September 30, 2003, the Company's commitment fee was equal to 0.375%.

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

        On June 24, 2003, as required by the 2003 Senior Secured Credit Facility, the Company entered into two standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "2003 Swap Agreements") to manage the interest rate risk associated with its 2003 Senior Secured Credit Facility. The Company has designated its interest rate swap agreements as cash flow hedges. Each agreement has a notional amount of $20,000 and a maturity date in June 2008. The first interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.34%. The second interest rate swap agreement contains an amortization provision and a fixed rate of 2.69%. The notional amount of this agreement at September 30, 2003 was $19,286. In accordance with the 2003 Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, nonperformance is not anticipated.

        The fair value of the 2003 Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At September 30, 2003, the fair value of the 2003 Swap Agreements, net of related taxes, was an unrealized gain of $335. This amount has been included in other assets on the consolidated balance sheet.

        A summary of the Company's contractual obligations and commitments related to its outstanding long term debt and future minimum lease payments is as follows:

Fiscal Year	Long Term Debt	Route Rent Commitments	Capital Lease Commitments	Operating Lease Commitments	Total
2003 (three months)	$746	$1,346	$187	$214	$2,493
2004	2,984	4,366	635	820	8,805
2005	2,973	3,088	570	510	7,141
2006	37,619	2,541	496	197	40,853
2007	2,857	2,119	176	26	5,178
Thereafter	7,143	4,472	—	—	11,615

Total	$54,322	$17,932	$2,064	$1,767	$76,085

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. In the normal course of its business, the Company manages its exposure to these risks as described below. The Company does not engage in trading market-risk sensitive instruments for speculative purposes.

  Interest Rates—

        The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at September 30, 2003.

	September 30, 2003
	Expected Maturity Date (In Thousands)
	2003	2004	2005	2006	2007	Thereafter	Total
Long-term Debt:
Fixed Rate	$32	$127	$116	$46	$—	$—	$321
Average interest rate	8.0%	8.0%	8.0%	8.0%	—	—	—
Variable rate	$714	$2,857	$2,857	$37,573	$2,857	$7,143	$54,001
Average interest rate	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%	—

        On June 24, 2003, the Company refinanced its outstanding Senior Secured Credit Facility with a group of banks. This transaction retired both the June 2000 revolving line of credit and the June 2000 Senior Secured Term Loan Facility, which were due to expire in July 2004 and June 2005, respectively.

        This new Revolving Line of Credit and Term Loan Facility (the "2003 Senior Secured Credit Facility") provides for borrowings up to $80,000 with borrowings under a three-year revolving line of credit of up to $60,000 and a five-year $20,000 Senior Secured Term Loan Facility. In addition to the scheduled quarterly payments on the Senior Secured Term Loan Facility, the Company is required to pay an amount equal to 50% of the Excess Cash Flow, as defined, for each fiscal period provided that the funded debt ratio for each of the preceding four fiscal quarters is greater than 1.50 to 1. This payment is first used to reduce the Senior Secured Term Loan Facility with any remaining amounts used to reduce the revolving line of credit. As of September 30, 2003, there was $19,286 outstanding under the term loan and $34,715 outstanding under the revolving line of credit, and the available balance under the revolving line of credit was $24,903. At September 30, 2003 outstanding letters of credit amounted to $382. The average interest rate was approximately 4.0% as of September 30, 2003.

        On June 24, 2003, as required by the 2003 Senior Secured Credit Facility, the Company entered into two standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "2003 Swap Agreements") to manage the interest rate risk associated with its 2003 Senior Secured Credit Facility. The Company has designated its interest rate swap agreements as cash flow hedges. Each agreement has a notional amount of $20,000 and a maturity date in June 2008. The first interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.34%. The second interest rate swap agreement contains an amortization provision and a fixed rate of 2.69%. The notional amount of this agreement at September 30, 2003 was $19,286. In accordance with the 2003 Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, nonperformance is not anticipated.

        The fair value of the 2003 Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At September 30, 2003, the fair value of the 2003 Swap Agreements, net of related taxes, was an unrealized gain of $335. This amount has been included in other assets on the consolidated balance sheet.

Item 4. CONTROLS AND PROCEDURES

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits

  31.1
  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2
  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1
  Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2
  Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  b)
  Reports on Form 8-K

    On July 3, 2003, the Company filed a current report on Form 8-K under Item 5 reporting that on June 25, 2003 the Company issued a press release announcing that the Company had closed an $80 million senior secured credit facility and attaching as exhibits the press release and the Company's Revolving Credit and Term Loan Agreement dated as of June 24, 2003.

    On July 28, 2003, the Company filed a current report on Form 8-K under Item 9 reporting that on July 23, 2003 the Company issued a press release announcing the Company's financial results for the quarter ended June 30, 2003 and attaching as exhibits the press release and a transcript of the Company's quarterly earnings call.

    On August 18, 2003, the Company filed a current report on Form 8-K reporting under Item 5 that on August 18, 2003 the Company issued a press release disclosing the status of its stock buyback program, including a private block purchase of 100,000 shares, at a discount to market price, from a sibling of the Company's Chief Executive Officer and attaching the press release as an exhibit.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
November 13, 2003	By:	/s/ MICHAEL J. SHEA Michael J. Shea Executive Vice President, Chief Financial Officer and Treasurer (On behalf of registrant and as principal financial officer)

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
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE