Form 10-K
period 2003-12-31
MAC-GRAY CORP
filed 2004-03-30
CIK 1038280

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

COMMISSION FILE NUMBER 1-13495

MAC-GRAY CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction incorporation or organization)	04-3361982 Employer Identification No.)
22 WATER STREET, CAMBRIDGE, MASSACHUSETTS (Address of principal executive offices)	02141 (Zip Code)

        Registrant's telephone number, including area code (617) 492-4040

        Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

        The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2003 was $50,274,373.

        As of March 26, 2004, 12,637,421 shares of common stock of the registrant, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrants' Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2004 are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

        Some of the statements made in this report under the captions "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report or in documents incorporated herein by reference are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," and other similar expressions. The Company's actual results may differ materially from such forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond the Company's control. Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, without limitations, the factors described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors". Readers should carefully review all of the factors described herein, which may not be an exhaustive list of the factors that could cause these differences. We undertake no obligation to update our forward-looking statements, except as may be required by law.

Item 1. Business

  Overview

        Mac-Gray was founded in 1927. Unless the context requires otherwise, all references in this Report to we, us, Mac-Gray or the Company means Mac-Gray Corporation and its subsidiaries and predecessors. Mac-Gray Corporation was incorporated in Delaware in 1997.

        We operate three business segments, based on different product and service categories: laundry (including facilities management and equipment sales); MicroFridge®; and reprographics. The two laundry business units (facilities management and equipment sales) and the reprographics business unit have been aggregated into one reportable segment (laundry and reprographics) since many operating functions of the laundry and reprographics operations are commingled. Financial information with regard to reportable business segments is reported under Note 13 to the consolidated financial statements included in this report and is incorporated into this Item 1 by reference.

        Our laundry services segment derives revenue principally by managing laundry facilities for the multi-housing industry. Mac-Gray operates laundry rooms, under long-term leases with property owners, colleges and universities and governmental agencies. Mac-Gray's laundry services segment is comprised of revenue-generating laundry machines. As of March 22, 2004 these machines were operated in approximately 34,000 multi-housing laundry rooms located in 27 states and the District of Columbia.

        Our laundry services segment also sells and services commercial laundry equipment manufactured by The Maytag Corporation ("Maytag"), and sells laundry equipment manufactured by The Dexter Company, Whirlpool Corporation, and American Dryer Corp. Additionally, the Company sells or rents laundry equipment to restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities.

        The MicroFridge® services segment derives revenue through the sale and rental of a family of patented combination refrigerator/freezer/microwave ovens ("Units") to colleges and universities, military bases, the hotel and motel market, assisted living facilities and through retail channels.

        The reprographics services segment derives its revenue principally through managing college and municipal library's card/coin-operated reprographic equipment. Mac-Gray's reprographics segment is concentrated in the northeastern United States, with smaller operations in the Mid-Atlantic, and the Midwest.

  Recent Developments

        On January 16, 2004, we acquired all of Web Service Company Inc.'s ("Web") laundry facilities management assets in 13 eastern and southeastern states and the District of Columbia. The purchase price of approximately $39 million in cash included the sale to Web of certain of our laundry facilities management assets and related contracts in western states valued at approximately $2 million. This acquisition will add approximately $29 million of annual net revenue, representing approximately 28% of our 2003 revenue derived from laundry facilities management operations. Concurrent with the Web acquisition, we entered into an amended Senior Secured Credit Facility with our lenders to increase the facility from $80 million to $105 million, consisting of a $70 million three-year revolving credit line and a $35 million five-year term loan. In addition to the increased borrowing capacity and providing for the acquisition of Web's assets and the sale of certain of our assets to Web, this amendment extends the terms of the revolving credit line and term loan to June 30, 2006 and June 30, 2008, respectively. The amended Senior Secured Credit Facility continues to be collaterized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all the capital stock of its subsidiaries. The term loan amortization schedule has been amended to include nineteen quarterly payments of $1,250,000 and a final payment of the remaining principal balance due at maturity.

Laundry Services

        Mac-Gray believes that it is the third largest North American supplier of card/coin-operated laundry equipment services in multi-housing facilities such as apartment buildings, colleges and universities and public housing complexes. Based upon Mac-Gray's ongoing survey of colleges and universities, the Company believes it is North America's largest supplier of such services to the college and university market. As of March 22, 2004, Mac-Gray owned or leased card/coin-operated washers and dryers in approximately 34,000 multi-housing laundry rooms located in 27 states and the District of Columbia. Mac-Gray also believes that it is the largest user and purchaser of commercial laundry products manufactured by Maytag for both its own use and for resale.

        A substantial portion of Mac-Gray's revenue is derived as a laundry facilities contractor under long-term leases with property owners. Under Mac-Gray's long-term leases, the Company typically receives the exclusive right to service laundry rooms within a multi-housing property in exchange for a negotiated percentage of the revenue collected (referred to herein as "route rent"). During the past five years, Mac-Gray has been able to retain in excess of an average of 97% of its machine base per year, while also adding an average of approximately 4.0% per year to its machine base through internally generated growth. Mac-Gray believes that its ability to retain its existing machine base, while growing that base through internally generated growth in machine installations, is indicative of its service of, and attention to, property owners and managers. The Company has also been able to provide its customers with vending card and other technologies, and continues to invest in research and development of such technologies. The property owner or manager is usually responsible for maintaining and cleaning, as well as the security, of the premises and payment of the utilities. Mac-Gray leases space within a property, in some instances improves the leased space with flooring, ceilings and other improvements ("betterments"), and then installs and services the laundry equipment and collects the payments. Mac-Gray sets and adjusts the pricing for its machines based upon local market conditions.

        Mac-Gray is also a significant distributor for several major laundry equipment manufacturers, primarily Maytag. Maytag estimates that Mac-Gray distributes Maytag commercial laundry equipment in 26% of the United States. As an equipment distributor, Mac-Gray sells commercial laundry equipment to public laundromats, as well as to the multi-unit housing industry. Mac-Gray is certified by the manufacturers to service the commercial laundry equipment that it sells. Mac-Gray also sells commercial laundry equipment directly to institutional purchasers, including hospitals, government bases, restaurants, and hotels, for use in their own on-premises laundry facilities.

        Mac-Gray also has established a leasing program for commercial laundry customers who choose neither to purchase equipment nor to become a laundry route customer. This program involves the leasing of commercial laundry equipment to customers who maintain their own laundry rooms.

        Mac-Gray has centralized its administrative, billing, marketing, purchasing and machine refurbishing operations at its corporate headquarters in Cambridge, Massachusetts. Mac-Gray also operates sales and/or service centers in Connecticut, Florida (three locations), Georgia, Illinois, Maine, Maryland, New York (two locations), North Carolina, Tennessee, and New Jersey.

        Mac-Gray's laundry services segment has certain intrinsic characteristics in both its industry and its customer base, including:

        Recurring Revenue.    Mac-Gray operates as a laundry facilities contractor under long-term leases with property owners. In addition, Mac-Gray's efforts are designed to maintain customer relationships over the long-term. These leases have an original average term of approximately seven years. Over the past five years, Mac-Gray has been able to retain in excess of an average of 97% of the machine base up for renewal in each year.

        Diversified and Stable Customer Base.    As of March 22, 2004, Mac-Gray provided laundry services to approximately 34,000 laundry rooms located in 27 states in the Northeastern, Southeastern and Midwestern United States, as well as the District of Columbia. As of March 22, 2004, no customer represented more than 1% of Mac-Gray's machine base. Mac-Gray serves customers in a number of market segments including apartment buildings, colleges and universities, condominiums and public housing complexes.

        Seasonality.    The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Laundry facilities management revenues derived from the college and university market represented approximately 26% of the Company's total revenue for 2003. Academic route and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, the Company increases its operating and capital expenditures during a significant portion of the third calendar quarter, when it has its greatest product installation activities, and which is when most colleges and universities are not in session.

        Competition.    The card/coin-operated laundry services industry is highly competitive, capital intensive and requires the delivery of reliable and prompt service to customers. Mac-Gray believes that customers consider different factors in selecting a laundry service provider, including customer service, reputation, route rent rates (including advance rents) and a range of products and services. Mac-Gray believes that different types of customers assign varied weight to each of these factors and that no one factor materially influences a customer's selection of a laundry service provider. Within any given geographic area, Mac-Gray may compete with local independent operators, regional operators, multi-region, and national operators. The industry is highly fragmented; consequently, Mac-Gray has grown by acquisitions, as well as through new machine placement. Mac-Gray believes that it is the third largest card/coin-operated laundry facilities contractor in North America.

        Impact of Economic Downturns.    The Company believes that the national multi-housing vacancy rate increase, when weighted for the areas of the United States where the Company conducts business, negatively affected laundry facilities management revenue by between 2% and 3% in 2003. Apartment vacancy rates have increased in those southern states where the Company conducts business, particularly Florida, Georgia and North Carolina, and the Company believes this increase in vacancy rates has led to a decline in revenue. Vacancy rates have not increased to the same extent in the Company's northern markets although they are still at historically high levels. Despite the impact multi-housing vacancy rates have had on the Company's revenue, total laundry facilities management revenue increased approximately 1% in 2003 as compared to 2002 due to: internally generated increase in the pieces of laundry equipment under contract, vending price increases, and conversion of cash operated equipment to card operated equipment, which increases machine usage and therefore revenue.

        Dependence On Suppliers.    The Company currently purchases a large portion of the equipment that it utilizes in its laundry services segment from Maytag. In addition, the Company derives a portion of its revenue, as well as certain competitive advantages, from its position as a distributor of Maytag commercial laundry products. The Company's relationship with Maytag began in 1927. Although the purchase and distribution agreements between the Company and Maytag may be terminated by either party upon written notice, the Company has never had such an agreement terminated by Maytag. A termination of, or substantial revision of the terms of, the contractual arrangements or business relationships with Maytag could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

MicroFridge® Services

        Our MicroFridge® segment consists of supplying combination refrigerator/freezer/microwave ovens under the brand name MicroFridge® to multi-housing facilities such as military bases, hotels, motels, colleges and universities, assisted living facilities and through retail channels.

        The MicroFridge® product line with Safe Plug™ is a family of patented combination refrigerator/freezer/microwave ovens. The product's patented circuitry has proven to be an important feature for those customers who have concerns about electrical capacity and seek a safer alternative to hot plates and other cooking or heating appliances. MicroFridge® sales efforts have been focused on such "home-away-from-home" marketplaces as military bases, hotels, motels, colleges and universities and assisted living facilities.

        Mac-Gray believes that the MicroFridge® product line enhances the Company's ability to provide multiple amenities to both its current customer base as well as future customers seeking one source to fill multiple needs.

        The MicroFridge® segment revenues are derived from both the sale and rental of MicroFridge® Units. MicroFridge® brand products are sold to the hospitality lodging industry and assisted living market throughout the United States, directly and through an independent dealer network. In 2003, the largest market was government living, consisting principally of military bases. In this market, the MicroFridge® product line is available through government contract with the General Services Administration and the U.S. Air Force. MicroFridge® Units have been installed at selected government facilities throughout the world. MicroFridge® Units are also sold and leased to colleges and universities across the United States. The academic living market is composed of more than 1,800 colleges and universities that have on-campus residence halls.

        The MicroFridge® segment maintains original equipment manufacturer ("OEM") arrangements with three primary manufacturers: Sanyo E&E Corporation ("Sanyo"), Nisshin Industry Co. Ltd. and Haier America Trading. The principal patent underlying the MicroFridge® product is held jointly by the MicroFridge® segment and Sanyo. MicroFridge®'s patented circuitry is marketed under the trade name Safe Plug™. In 1997, Sanyo signed a non-competition agreement with the MicroFridge® segment whereby Sanyo is precluded from entering the MicroFridge® market, provided that certain minimum annual quantities of products are purchased from Sanyo. These quantity requirements were met in 2003. The OEM agreement with Nisshin Industry Co. Ltd. is renewable year to year unless terminated with proper notice.

        The refrigerator/freezer/microwave industry is highly competitive. In addition to large direct sellers, the MicroFridge® segment also competes with the major retail stores and local and regional distributors who sell various brand-name compact refrigerators as well as microwave ovens in the markets served by MicroFridge®. Although the MicroFridge® segment holds a patent on combination units utilizing internal circuitry, there has been increased competition from "similar look" products utilizing an external circuitry control mechanism. There also exists local and regional competition in the MicroFridge® rental business. Management believes that its expertise gained from being the first entrant in the market enables it to compete effectively against new entrants in the combination appliance business. MicroFridge®'s principal competitors include Absocold, Avanti, General Electric, Sanyo Fisher Sales, Sears, Tatung, Home Depot, Lowe's, Wal-Mart, and several companies focused on the college rental marketplace.

        In 2003 our MicroFridge® segment entered into an agreement with Maytag to become a national distributor of its Amana®, Magic Chef® and Maytag brands of appliances. Excluding Maytag laundry equipment sales, which were included with laundry equipment sales, for the year ended December 31, 2003 total sales of these appliances were insignificant.

Reprographics Services

        Our reprographic services segment, Copico, is a provider of card/coin-operated reprographics equipment and services to the academic and public library markets in New England, New York, the Mid-Atlantic, and the Midwest. Copico provides and services copiers and laser printers for the libraries of colleges, universities, graduate schools and public libraries. The reprographics services business segment represented approximately 3% of the Company's total revenue in 2003.

        In December 1999, the Company recorded an impairment charge of $8,474,000 related to its long-lived assets, primarily goodwill, of the Copico business segment and, in 2002, as a result of the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", ("FAS 142"), an additional impairment charge of $906,000 was recorded against the remaining goodwill.

        Copico's revenues and corresponding operating income have been declining since 1999 when college libraries, followed by public libraries, began to make reference material available electronically to patrons. This advancement, the wide spread conversion to laser printers (free of charge in many libraries) and other technical advancements have led to reduced revenue at several accounts. As a result, since 2002 the Company elected either not to renew, or to terminate contracts with approximately 120 customers, which were either not sufficiently profitable or forecasted to be unprofitable. The Company expects this trend to continue.

Employee Base

        As of March 22, 2004, the Company employed 539 full-time employees. No employee is covered by a collective bargaining agreement and the Company believes that its relationship with its employees is good.

Operating Characteristics

        The Company maintains a corporate staff including centralized finance, human resources, legal services, information technology and marketing functions. Regionally, the Company maintains service centers and warehouses staffed by service technicians, collectors, customer service representatives and inventory handlers. These facilities service the laundry and reprographics business segments.

        The laundry segment's sales and marketing efforts are conducted primarily by employees of the Company. Outside service providers are used periodically for various matters, including advertising, research, and equipment installation. The MicroFridge® business segment uses an internal sales force and independent distributors in parts of the United States where business opportunities do not warrant a direct sales force.

        We operate three business segments, based on different product and service categories: laundry (including facilities management and equipment sales); MicroFridge®; and reprographics. The two laundry business units (facilities management and equipment sales) and the reprographics business unit have been aggregated into one reportable segment (laundry and reprographics) since many operating functions of the laundry and reprographics operations are commingled. Financial information with regard to reportable business segments is reported under Note 13 to the consolidated financial statements included in this report and is incorporated into this Item 1 by reference.

Backlog

        Due to the nature of the Company's route business, backlogs do not exist in that business. There is no significant backlog of orders in the Company's two sales businesses.

Contact Information

        The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (the "SEC"). Company reports filed with the SEC are available at the SEC's website at www.sec.gov.

        The Company's corporate offices are located at 22 Water Street, Cambridge, Massachusetts, 02141. The Company's telephone number is (617) 492-4040; its fax number is (617) 492-5386, and its email address for investor relations is ir@macgray.com. The address of the Company's Internet website is www.macgray.com. The information contained on our website is not included as a part of, or incorporated by reference into, this annual report on Form 10-K.

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

Location	Approximate Square Footage	Annual Rental Rate	Expiration Date
Buffalo, New York	9,500	$48,000	9/2005
Charlotte, North Carolina	9,900	57,000	2/2005
East Brunswick, New Jersey	9,600	53,000	5/2005
East Hartford, Connecticut	14,900	63,000	5/2006
Gainesville, Florida	750	6,000	at will
Gurnee, Illinois	12,000	114,000	6/2006
Miramar, Florida	18,490	158,000	11/2004
Orlando, Florida	2,100	17,000	12/2004
Syracuse, New York	7,800	45,000	10/2005
Westbrook, Maine	6,035	37,000	7/2006
Walpole, Massachusetts	19,000	113,000	5/2006

        All properties are primarily utilized for the laundry segment except for the Walpole, Massachusetts facility, which is utilized by both the MicroFridge® and reprographics business segments. The reprographics segment uses several of the laundry segment's facilities on a limited basis. The MicroFridge® segment also leases space at public warehouses, where rent is based on handling and the number of Units stored.

        The laundry segment is currently renting space in several markets from Web, on a month-to-month basis, in connection with the acquisition of Web assets in these regions. It is the Company's intention to lease three of these facilities, or similar facilities in Tennessee, Maryland and Florida, on a long-term basis.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Mac-Gray common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "TUC".

        The following table sets forth the high and low sales prices for Mac-Gray common stock on the NYSE for the periods indicated.

	Year Ended December 31, 2002		Year Ended December 31, 2003
	High	Low	High	Low
First Quarter	$3.50	$2.60	$3.38	$3.04
Second Quarter	4.05	3.27	3.97	3.05
Third Quarter	3.40	2.90	4.65	3.98
Fourth Quarter	3.55	2.75	5.43	4.65

        As of March 2, 2004 there were 936 shareholders of record of Mac-Gray common stock.

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

Item 6. Selected Financial Data (In Thousands, Except Per Share)

        Set forth below are selected historical financial data as of the dates and for the periods indicated. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" and the audited consolidated financial statements of Mac-Gray and the notes thereto included elsewhere in this Report.

	Year Ended December 31,
	1999	2000	2001	2002(2)	2003(2)
Statement of Income Data:
Revenue	$148,563	$154,268	$152,069	$150,368	$149,656
Cost of revenue:
Facilities rent	47,293	47,596	50,039	49,363	50,133
Facilities expenditures and other direct costs	24,866	24,778	24,786	24,895	23,696
Depreciation and amortization	18,202	18,980	19,276	16,501	16,723
Cost of equipment sales	24,686	27,766	27,026	27,197	27,797

Total cost of revenue	115,047	119,120	121,127	117,956	118,349

Operating expenses:
General and administration	9,148	9,788	8,823	9,359	9,519
Sales and marketing	11,848	10,542	10,994	11,125	11,341
Depreciation	905	1,225	1,201	1,197	1,100
Impairment of goodwill	8,474	—	—	—	—
Loss on early extinguishment of debt	—	—	—	—	381

Total operating expenses	30,375	21,555	21,018	21,681	22,341

Income from operations	3,141	13,593	9,924	10,731	8,966
Interest expense, net	(6,085)	(6,770)	(5,164)	(4,578)	(2,807)
Gain on sale of lease receivables	—	—	—	—	836
Other income, net	120	123	24	188	145

Income (loss) before provision for income taxes and effect of change in accounting principle	(2,824)	6,946	4,784	6,341	7,140
Provision for income taxes	(2,727)	(3,162)	(2,299)	(2,567)	(3,036)

Net income (loss) before effect of change in accounting principle	(5,551)	3,784	2,485	3,774	4,104
Effect of change in accounting principle, net of tax	—	—	—	(906)	—

Net income (loss) available to common stockholders	$(5,551)	$3,784	$2,485	$2,868	$4,104

Net income (loss) per common share before the effect of change in accounting principle—basic	$(0.44)	$0.30	$0.20	$0.30	$0.32

Net income (loss) per common share before the effect of change in accounting principle—diluted	$(0.44)	$0.30	$0.20	$0.30	$0.32

Net income (loss) per common share-basic	$(0.44)	$0.30	$0.20	$0.23	$0.32

Net income (loss) per common share-diluted	$(0.44)	$0.30	$0.20	$0.23	$0.32

Weighted average common shares outstanding-basic	12,661	12,634	12,645	12,661	12,635

Weighted average common shares outstanding-diluted	12,668	12,634	12,647	12,664	12,741

Other Financial Data:
EBITDA(1)	30,842	33,921	30,425	28,617	27,770
Depreciation and amortization	19,107	20,205	20,477	17,698	17,823
Capital expenditures(3)	21,819	13,983	12,779	13,334	15,372
Cash flows provided by operating activities	21,004	23,177	18,473	26,835	24,480
Cash flows used in investing activities	(24,318)	(11,996)	(11,917)	(12,436)	(12,802)
Cash flows provided by (used in) financing activities	3,699	(11,032)	(8,046)	(14,608)	(11,398)
Balance Sheet Data (at end of period):
Working capital	2,113	(2,364)	195	(2,601)	5,247
Long-term debt and capital lease obligations, including current portion	86,829	77,598	70,219	56,825	50,873
Long-term debt and capital lease obligations, net of current portion	84,421	70,454	62,572	47,975	47,254
Total assets	180,965	174,625	167,895	162,379	162,005

1.
"EBITDA" is defined herein as income before provision for income taxes, depreciation and amortization expense, impairment of goodwill, effect of change in accounting principle and interest expense. EBITDA should not be considered as an alternative to net income as a measure of operating results nor as an alternative to cash flows as a measure of liquidity, and it is not a measure of performance or financial condition under generally accepted accounting principles, or GAAP. To supplement our consolidated financial statements presented on a GAAP basis, we sometimes use non-GAAP measures of net income, such as EBITDA, that we believe are appropriate to enhance an overall understanding of our historical financial performance and future prospects. The non-GAAP results, which are adjusted to exclude certain costs, expenses, gains and losses from the comparable GAAP measures, are an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. These non-GAAP results are among the primary indicators management uses as a basis for evaluating our financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful to investors, potential investors and others. A reconciliation of EBITDA to income before provision for income taxes and effect of change in accounting principles is provided below:

	Year Ended December 31,
	1999	2000	2001	2002	2003
Income before provision for income taxes and effect of change in accounting principle	$(2,824)	$6,946	$4,784	$6,341	$7,140
Cost of revenue depreciation and amortization expense	18,202	18,980	19,276	16,501	16,723
Operating expenses depreciation and amortization expense	905	1,225	1,201	1,197	1,100
Impairment of goodwill	8,474	—	—	—	—
Interest expense, net	6,085	6,770	5,164	4,578	2,807

EBITDA	$30,842	$33,921	$30,425	$28,617	$27,770

2.
The financial data for the years ended December 31, 2002 and 2003 included the adoption of FAS 142.

Following is the impact on earnings of implementing FAS 142 on the years ended December 31, 2003 and 2002, and what the impact on the same period in 1999, 2000 and 2001 would have been:

	For the year ended December 31,
	1999	1999 per share	2000	2000 per share	2001	2001 per share	2002	2002 per share	2003	2003 per share
Reported earnings	$(5,551)	$(0.44)	$3,784	$0.30	$2,485	$0.20	$2,868	$0.23	$4,104	$0.32
Add: Impairment charge in accordance with FAS 142—net of taxes	—	—	—	—	—	—	906	0.07	—	—

	$(5,551)	$(0.44)	$3,784	$0.30	2,485	0.20	3,774	0.30	4,104	0.32
Add: Goodwill amortization—net of taxes	$1,966	$0.16	$1,907	$0.15	1,907	0.15	—	—	—	—

	$(3,585)	$(0.28)	$5,691	$0.45	$4,392	$0.35	$3,774	$0.30	$4,104	$0.32

3.
Excludes $1,134, $606, $566, $915 and $1,380 in 1999, 2000, 2001, 2002 and 2003, respectively, of capital leases associated with vehicles acquired and used in the operation of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in Thousands)

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto presented elsewhere in this Report.

Overview

        Mac-Gray derives its revenue principally as a laundry facilities contractor for the multi-housing industry. Mac-Gray also sells and services commercial laundry equipment and MicroFridge® equipment and operates card/coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge® equipment under long-term leases with property owners, colleges and universities, and governmental agencies. Mac-Gray's laundry services segment is comprised of revenue-generating laundry machines, operated in approximately 34,000 multi-housing laundry rooms located in 27 states and the District of Columbia. Mac-Gray's laundry facility management operations are conducted primarily in the Northeast, Mid-Atlantic, Southeast and Mid-Western United States. Mac-Gray's reprographics segment is concentrated in the northeastern United States, with smaller operations in the Mid-Atlantic, and the Midwest.

        Mac-Gray sells and services commercial laundry equipment manufactured by Maytag, and sells and services laundry equipment manufactured by American Dryer Corp., The Dexter Company, and Whirlpool Corporation. Additionally, the Company sells or rents laundry equipment to restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities.

        The MicroFridge® services segment derives revenue through the sale and rental of its MicroFridge® Units to military bases, the hotel and motel market, colleges and universities and assisted living facilities.

  Recent Developments

        On January 16, 2004, we acquired substantially all of Web laundry facilities management assets in 13 eastern and southeastern states and the District of Columbia. The purchase price consisted of approximately $39,000 in cash which included the sale to Web of certain of our laundry route equipment and related contracts in western states valued at approximately $2,000. This acquisition will add approximately $29,000 of annual net revenue, representing approximately 28% of our 2003 revenue derived from laundry facility management operations. Concurrent with the Web acquisition, we entered into an amended Senior Secured Credit Facility with our lenders to increase the facility from $80,000 to $105,000, consisting of a $70,000 three-year revolving credit line and a $35,000 five-year term loan. In addition to the increased borrowing capacity and providing for the acquisition of Web's assets and the sale of certain of our assets to Web, this amendment extends the terms of the revolving credit line and term loan to June 30, 2006 and June 30, 2008, respectively. The amended Senior Secured Credit Facility continues to be collaterized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all the capital stock of its subsidiaries. The term loan amortization schedule has been amended to include nineteen quarterly payments of $1,250 and a final payment of the preliminary principal balance due at maturity.

Results of Operations (Dollars in Thousands)

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

        Revenue in each of our facility management, rental and sales businesses for the years ended December 31, 2001, 2002 and 2003 were as follows:

Revenue

	2001	2002	2003
Laundry facilities management	$104,159	$103,710	$104,789
Laundry equipment sales	15,929	17,063	17,459
Reprographics facilities management	6,127	5,915	5,087

Total Laundry and Reprographics	126,215	126,688	127,335
MicroFridge® equipment sales	23,226	22,178	21,292
MicroFridge® rental	2,628	1,502	1,029

Total MicroFridge®	25,854	23,680	22,321

Total revenue	$152,069	$150,368	$149,656

        Revenue decreased by $712, or less than 1%, to $149,656 for the year ended December 31, 2003 from the year ended December 31, 2002. This decrease was related to decreases in MicroFridge® sales and rental revenue and reprographics facilities management revenue, offset by increases in laundry facilities management revenue, and laundry equipment sales. The $1,359 decrease in MicroFridge® revenue, as compared to 2002, is attributable primarily to a decrease of $2,696, or 39%, in the Academic sales and rental business. The MicroFridge® academic market decreases were offset, in part, by an increase in revenue of $1,090, or 14%, in the MicroFridge® Government and Military sales business. Revenues for the MicroFridge® Hotel and Assisted Living business was essentially the same in 2003 as in 2002. The decrease in the 2003 Academic business, as compared to 2002, was caused primarily by fewer sales of MicroFridge® units to colleges and universities, and less rental business on campuses, both rented to colleges and directly to students. We believe these lower numbers were due to colleges and universities shifting the cost of purchasing certain amenities to the students as well as the increased availability of similar products at retail stores. The increased availability of similar appliances at retail stores and our avoidance of low margin rental contracts are the primary reasons for MicroFridge® rental income decreasing in 2003 as compared to 2002. Although it is the Company's strategy to convert school rental customers to a purchase program, the Company has not been successful in converting sufficient programs to offset losses resulting from this ongoing decline in MicroFridge® rental revenue and does not believe it will be able to achieve this objective in the future. The increase in MicroFridge® Government and Military sales is due primarily to the increased government spending on military base housing, and the Company's increased sales and marketing efforts toward this business segment.

        Total laundry facilities management revenue increased by $1,079, or 1%, to $104,789 for the year ended December 31, 2003, as compared to 2002. This increase is primarily due to an increase in the number of machines in service, increases in vend rates, and continued conversion from coin-operated equipment to higher revenue generating card-operated equipment, partially offset by a decrease in revenue caused by an increase in apartment vacancy rates in all of the Company's laundry facilities management markets. The apartment vacancy rates have increased for the second consecutive year, particularly in Florida, Georgia, and North Carolina, where the Company generates approximately 50% of its laundry facilities management revenue. Vacancy rates also continue to increase in the northeastern markets where the Company also conducts a significant portion of its business, though not to the extent of the increases in the southern markets. Fourth quarter industry indicators show that growth in the apartment vacancy rate is slowing in nearly all of the Company's markets. The increase in the number of machines placed in service was achieved through increases in all of the Company's laundry facilities management service markets, particularly the northeast, where targeted marketing campaigns, and experienced sales personnel were added. Increases in machine vend rates are typically made at locations which have not had an increase in vend price for over a year. An increase in vend price at a coin-operated location will typically be increments of $0.25 per use, whereas at a card-operated location the increase may vary due to technology allowing for increases in more flexible increments.

        Reprographics facilities management revenue decreased by $828, or 14%, to $5,087 for the year ended December 31, 2003, as compared to 2002. This decrease was attributable to the decrease in machine use in libraries and similar facilities, as compared to 2002, and a reduction in the number of locations operated by the Company. In 2003, the Company continued its strategy, begun in the second half of 2002, of not renewing contracts when it could not negotiate acceptable pricing terms. This resulted in the elimination of approximately 25 accounts in 2003, representing approximately 7% of 2003 reprographics revenue. Also affecting the revenue decline in 2003 as compared to 2002 were accounts not yet renegotiated or eliminated which had decreased usage as compared to 2002.

        Laundry equipment sales increased by $396, or 2%, to $17,459 for the year ended December 31, 2003 as compared to 2002. This increase was attributable primarily to success at further penetrating the government market. Sales to laundromat owners and other traditional customers were approximately even with 2002 results.

        Facilities Rent.    Facilities rent, the amount paid to property owners or managers and schools and public libraries, increased by $770, or 2%, to $50,133 for the year ended December 31, 2003 from the year ended December 31, 2002. This increase was primarily attributable to an increase in laundry facilities management revenue of $1,079 partially offset by a decrease in reprographics revenue of $828. The ratio of laundry facilities rent to laundry facilities management revenue did not change for the year ended December 31, 2003 as compared to 2002. Laundry facilities rent can be affected by new and renegotiated contracts and by other factors such as the amount of "prepaid rent" payments and laundry room betterments invested in new or renegotiated contracts. As the Company varies the amount invested in a property, the facilities rent as a derivative of facilities management revenue can vary. Prepaid rent payments and betterments are amortized over the life of the contract. The percentage of facilities rent to revenue is also impacted by the rent rate structure in the reprographics segment. Because this segment has a much lower rent rate structure than the laundry segment, any decrease in revenue will result in an increase in the overall facilities rent percentage of revenue.

        Facilities Expenditures and Other Direct Costs.    Facilities expenditures and other direct costs include costs associated with installing and servicing laundry and reprographics facility equipment, as well as the costs of collecting, counting and depositing the revenue. Facilities expenditures also include the costs of delivering and servicing sold and rented laundry and MicroFridge® equipment. Facilities expenditures decreased by $1,199, or 5%, to $23,696 for the year ended December 31, 2003 from the year ended December 31, 2002. Facilities expenditures were 16% and 17%, respectively, of total revenues for the years ended December 31, 2003 and 2002. Facilities expenditures can be affected significantly by the mix of revenue. In 2003, laundry and MicroFridge® equipment sales decreased slightly as a percentage of total revenue. These sales typically create higher operating costs due to delivery and installation generally being more costly in the sales business than in the facilities management business. The decrease in facilities expenditures and other direct costs was due to the decrease in overall revenue as well as the Company's implementation of various cost cutting programs.

        Depreciation and Amortization.    Depreciation and amortization include amounts included as a component of cost of revenue, which are primarily related to laundry and MicroFridge® equipment in the field, and amounts included as an operating expense, which are primarily non-revenue-generating corporate assets. Aggregate depreciation and amortization increased by $125, or 1%, from the year ended December 31, 2002, to $17,823 for the year ended December 31, 2003. Depreciation expense of property, plant and equipment increased by 2% when compared to 2002 due to increased purchases of equipment in 2003 as compared to 2002.

        Cost of Product Sales.    Cost of product sales increased by $600, or 2%, from the year ended December 31, 2002 to $27,797 for the year ended December 31, 2003. Gross margins on product sales were 31% and 28% for the years ended December 31, 2002 and 2003, respectively. The gross margin on product sales includes laundry and MicroFridge® equipment sales. The gross margin in the laundry equipment sales business remained unchanged in 2003 as compared to 2002. The gross margin associated with MicroFridge® equipment sales decreased from 32% of revenue in 2002 to 27% in 2003. This decline was caused primarily by the change in sales mix, specifically, a decrease in higher margin sales to the academic markets.

        General, Administration, Sales and Marketing Expense.    General, administration, sales and marketing expenses increased by $376 from the year ended December 31, 2002 to $20,860 for the year ended December 31, 2003. General, administration, sales and marketing expenses were 14% of revenue for the years ended December 31, 2002 and 2003. This increase in spending was primarily attributable to increases in advertising, promotional spending and professional fees. The increase in advertising was primarily in the MicroFridge® and laundry facilities management businesses, followed by the laundry equipment sales business. The increase in advertising spending in the laundry facilities business was in connection with growth strategies in some markets. In the MicroFridge® and laundry equipment sales businesses, increased advertising expenditures were in reaction to the effect of the general economic downturn and competitive factors.

        Loss on Early Extinguishment of Debt.    On June 24, 2003 the Company entered into a new Senior Secured Credit Facility to replace an agreement entered into in 2000. In connection with the termination of the 2000 agreement, $381 of related expenses, which had previously been capitalized and not fully amortized at the time the June 24, 2003 agreement was executed, were written-off.

        Interest Expense.    Interest expense, net of interest income, decreased by $1,771, or 39%, from the year ended December 31, 2002, to $2,807 for the year ended December 31, 2003. This decrease is primarily related to the decrease in interest rates charged to the Company, a decrease in total borrowings, and the impact of the new interest rate swap agreement having a lower fixed rate than those that were terminated. The total bank borrowings of the Company decreased by $5,432 during the year from $56,825 at December 31, 2002, to $50,873 at December 31, 2003. Interest expense for the years ended December 31, 2003 and 2002 include non-cash expense of $648 and $828 respectively, before the effect of income taxes, related to the terminated swap agreements.

        Gain on Sale of Lease Receivables.    During 2003, the Company sold certain lease receivables associated with the MicroFridge® division. The $836 gain associated with this sale is primarily attributable to the interest income that would have been recognized throughout the life of the lease had it not been sold.

        Provision for Income Tax.    The effective tax rate increased from 41% to 43% from the year ended December 31, 2002 to the year ended December 31, 2003. The provision for income tax is higher than the Company's statutory tax rate primarily due to deductions recognized for financial reporting purposes, which are not deductible for federal and state tax purposes.

        Following is the impact on earnings of implementing FAS 142 on the years ended December 31, 2003 and 2002, and what the impact on the same period in 2001 would have been (also see Note 6 of Notes to Consolidated Financial Statements):

	For the year ended December 31,
	2001	2001 per share	2002	2002 per share	2003	2003 per share
Reported earnings	$2,485	$0.20	$2,868	$0.23	$4,104	$0.32
Add: Impairment charge in accordance with FAS 142—net of taxes	—	—	906	0.07

	2,485	0.20	3,774	0.30	4,104	0.32
Add: Goodwill amortization—net of taxes	1,907	0.15	—	—	—	—

	$4,392	$0.35	$3,774	$0.30	$4,104	$0.32

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

        Revenue decreased by $1,701, or 1%, to $150,368 for the year ended December 31, 2002 from the year ended December 31, 2001. This decrease is primarily related to a decrease in MicroFridge® sales and rental revenue and, to a lesser extent, to decreases in laundry facilities management revenue and reprographics facilities management revenue, partially offset by an increase in laundry equipment sales. The decrease in MicroFridge® revenue, as compared to 2001, is attributable primarily to a decrease of 19% in the Academic sales and rental business and a 16% decrease in the Hotel and Assisted Living business. These MicroFridge® decreases were offset, in part, by a 20% increase in sales of MicroFridge® products to the Government market. The decrease in 2002 Academic business, as compared to 2001, was caused primarily by less rental business on campus, both rented to colleges and universities and rented directly to students. We believe these lower numbers were due to hesitation on the part of the schools to commit to such a program in such uncertain economic times, and to students purchasing similar units at retail stores. We continue to avoid entering into rental contracts, which fail to reach an acceptable profit margin for the Company, and we continue our strategy of attempting to convert our school rental customers to a purchase program. In any given period, the Company may be unable to offset losses resulting from this intended ongoing decline in MicroFridge® rental revenue. We believe sales to the Academic, Hotel and Assisted Living markets have decreased, as compared to 2001, primarily due to the overall slower U.S. economy. Many schools have deferred spending due to endowment contributions to operating budgets being lower than in past years. Further, hotels and assisted living facilities have reduced spending due, in part, to the inability to finance expansion and remodeling of units as well as the overall decline in hotel occupancy due to the general U.S. economic slowdown.

        Total laundry facilities management revenue decreased by $449, or less than 1%, due primarily to an increase in apartment vacancy rates in all of the Company's laundry facilities management markets. The apartment vacancy rates have increased in those southern states where the Company conducts business, particularly Florida, Georgia, and North Carolina where the Company believes this increase in vacancy rates has led to a decline in revenue. Vacancy rates have not increased to the same extent in the Company's northern markets and the Company experienced revenue gains in those markets in 2002. The decreases were partially offset by machines added to the total number in service, increases in vend rates, and continued conversion from coin-operated equipment to higher revenue generating card-operated equipment. Increases in machine vend rates are typically taken at locations which have not had an increase in vend price for over a year. An increase in vend price at a coin-operated location will typically be in increments of $0.25 per use, whereas at a card-operated location the increase may vary due to technology allowing for increases at more flexible increments.

        Reprographics facilities management revenue in 2002 decreased by $212, or 3%, as compared to 2001. This decrease was attributable to the decrease in machine use in libraries and similar facilities, as compared to 2001, and a reduction in the number of locations operated by the Company. In the second half of 2002, the Company chose to not renew several contracts when it could not negotiate acceptable terms. The Company also chose to terminate several small "at will" accounts which were no longer profitable due to declining revenue. In total, the Company eliminated approximately 100 accounts, representing approximately 7% of its 2002 revenue.

        Laundry equipment sales increased in 2002 as compared to 2001 by $1,134, or 7%. This increase was attributable primarily to success at further penetrating the government market; offset somewhat by a decrease of sales to laundromats and other traditional customers.

        Facilities Rent.    Facilities rent, the amount paid to property owners or managers and school and public libraries, decreased by $676, or 1%, to $49,363 for the year ended December 31, 2002 from the year ended December 31, 2001. This decrease was primarily attributable to a decrease in laundry facilities management revenue of $604 and reprographics revenue of $212, and an improvement in the ratio of laundry facilities rent to laundry facilities management revenue. The improvement of laundry facilities management rent as a percentage of laundry facilities management revenue in 2002 is primarily attributable to new and renegotiated laundry facilities management contracts having improved facilities rent formulas. In addition to laundry facilities rent being affected by new and renegotiated contracts, laundry facilities rent can be affected by other factors such as the amount of "prepaid rent" payments and laundry room betterments invested in new or renegotiated contracts. As the Company varies the amount invested in a property, the facilities rent as a derivative of facilities management revenue can vary. Prepaid rent payments and betterments are amortized over the life of the contract. The percentage of facilities rent to revenue is also impacted by the rent rate structure in the reprographics segment. Because this segment has a much lower rent rate structure than the laundry segment, any decrease in revenue will result in an increase in the overall facilities rent percentage of revenue. Reprographics facilities management revenue decreased in 2002 as compared to 2001 by $212.

        Facilities Expenditures and Other Direct Costs.    Facilities expenditures and other direct costs include costs associated with installing and servicing laundry and reprographics facilities machines, as well as the costs of collecting, counting and depositing the revenue. Facilities expenditures also include the costs of delivering and servicing sold and rented laundry and MicroFridge® equipment. Facilities expenditures increased by $109, or 4%, to $24,895 for the year ended December 31, 2002 from the year ended December 31, 2001. Facilities expenditures were 16% and 17%, respectively, of total revenues for the years ended December 31, 2001 and December 31, 2002. Despite a decrease in total revenue of $1,701 in 2002 as compared to 2001, facilities expenditures and other direct costs remained nearly flat due to the fixed nature of many facilities operating expenses, and increases in variable expenses partially offset by cost cutting programs. Facilities expenditures are also affected by the mix of revenue. In 2002, laundry and MicroFridge® equipment sales increased slightly as a percentage of total revenue. These sales create higher operating costs due to delivery and installation generally being more costly in the sales business than in the facilities management business.

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

        Cost of Product Sales.    Cost of product sales increased by $171, or 1%, from the year ended December 31, 2001 to $27,197 for the year ended December 31, 2002. Gross margins on product sales were 31% for both the years ended December 31, 2002 and 2001. The gross margin on product sales includes laundry and MicroFridge® equipment sales. The gross margin in the laundry equipment sales business improved from 32% in 2001 to 33% in 2002. This increase was primarily attributable to changes in product sales mix, price increases on selected products and a shift from selling some products through other commercial distributors to selling directly to the end users at higher margins. The gross margin associated with MicroFridge® equipment sales remained the same at 30% for the years ended December 31, 2002 and 2001. This sales margin was the net of several factors, including changes in sales mix between the academic, hotel and government divisions, competitive pressure in the MicroFridge® markets, particularly the hotel market where the Company made price concessions to secure sales, and increased sales of larger refrigerator units, which have lower gross margins than smaller units. Also affecting the gross margin of equipment sales was the improvement in 2002, as compared to 2001, of the gross margin earned from laundry equipment sales to the government.

        General, Administration, Sales and Marketing Expense.    General, administration, sales and marketing expenses increased by $667 from the year ended December 31, 2001 to $20,484 for the year ended December 31, 2002. General, Administration, Sales and Marketing expenses were 13% and 14% of revenue for the years ended December 31, 2001 and 2002, respectively. This increase was primarily attributable to increases in advertising, insurance, reserve for doubtful accounts and professional fees. The increase in advertising was primarily in the MicroFridge® business, followed by the laundry equipment sales business. In both of these businesses, increased advertising expenditures were in reaction to the effect of the general economic downturn. Insurance costs for 2002, as compared to 2001, have also increased by approximately 20%, due to conditions existing in the insurance industry.

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

        Provision for Income Tax.    The effective tax rate decreased from 48% to 41% from the year ended December 31, 2001 to the year ended December 31, 2002. The provision for income tax is higher than the Company's statutory tax rate primarily due to goodwill amortization deducted in 2001 for financial reporting purposes, which are not deductible for federal and state tax purposes, and other permanent differences in 2002.

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

Seasonality

        The Company experiences moderate seasonality as a result of its significant operations in the college and university market. Revenues derived from the college and university market represented approximately 26% of the Company's total revenue for 2003. Academic facilities management revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, the Company's operating and capital expenditures increase during the third calendar quarter, when it installs a large number of machines while colleges and universities are generally on summer break. Product sales, principally of MicroFridge® products, to this market are also high during the third calendar quarter. In 2003 total capital expenditures were $15,372, of which $14,671 was invested in laundry route equipment. Of this amount, approximately 35% was invested in the third quarter. The Company's acquisition on January 16, 2004 of Web's laundry facilities management contracts will not change the seasonality of the Company's business significantly.

Liquidity and Capital Resources (Dollars in Thousands)

        Mac-Gray's primary source of cash has been from operating activities. The Company's primary uses of cash have been the purchase of new laundry machines, MicroFridge® equipment, and the reduction of bank debt. The Company anticipates that it will continue to use cash generated from its operating activities to finance working capital needs, including interest payments on any outstanding indebtedness, as well as capital expenditures and other purposes.

        Cash flows provided by operations were $18,473, $26,835 and $24,480 for the years ended December 31, 2001, 2002 and 2003, respectively. Cash flows from operations consists primarily of activities affecting the Company's core operating activities, such as facilities management revenue, product sales, equipment service revenue and rental revenue, offset by facilities rent, facilities expenditures, cost of product sales, cost of rental revenue, general and administration expenses and sales and marketing expenses. The decrease from 2002 to 2003 of $2,355 is primarily attributable to the net of the positive impact of a decrease in inventory balances, increases in deferred income taxes and net income, offset by the negative impact of increases in accounts receivable. Inventory balances have decreased due primarily to improvements in MicroFridge® | inventory management. Accounts receivable have increased in 2003 as compared to 2002 due primarily to several transactions with government agencies and leasing companies, which require more documentation and therefore, on occasion, more time to collect. Deferred income tax liabilities in 2003 increased by $1,098 due to the use of accelerated depreciation on assets acquired creating a difference between "book" and "tax" depreciation. Prepaid expenses, facilities rent and other assets decreased by $974 in 2003 primarily due to the collection and sale of receivables under long term MicroFridge® equipment leases and a decrease in prepaid expenses and rent paid to new laundry facilities management customers.

        Cash used in investing activities was $11,917, $12,436 and $12,802 for the years ended December 31, 2001, 2002 and 2003, respectively. The most significant component of cash flows used in investing activities is capital expenditures, which increased by $2,038 for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Capital expenditures were $12,779, $13,334 and $15,372 for the years ended December 31, 2001, 2002 and 2003, respectively. The 15% increase in 2003 capital expenditures as compared to 2002 was due to an increase in the amount of new laundry equipment placed in service in 2003 partially offset by decreases in capital expenditures for MicroFridge®, reprographics and administration. During 2003, the Company paid $1,030 to acquire laundry facilities management assets and contracts. Also during 2003, the Company sold certain lease receivables, the proceeds of which amounted to $3,284.

        Cash flows used in financing activities were $8,046, $14,608 and $11,398 for the years ended December 31, 2001, 2002 and 2003, respectively. Financing activities for those periods consist primarily of proceeds from and repayments of bank borrowings, and capital stock transactions. The principal use of cash in financing activities in 2001, 2002 and 2003 was the repayment of bank debt. The Company reduced its total bank and other debt by $7,379, $13,394 and $5,952 for the years ended December 31, 2001, 2002 and 2003 respectively. During 2003, the Company paid $3,037 to terminate two interest rate swap agreements.

        During 2003, we repurchased 155,500 shares of our common stock at a total cost of $622.

        On June 24, 2003, the Company refinanced its outstanding Senior Secured Credit Facility with a group of banks. This transaction retired both the June 2000 revolving line of credit and the June 2000 Senior Secured Term Loan Facility, which were due to expire in July 2004 and June 2005, respectively. On January 16, 2004, the Company amended its Senior Secured Credit Facility in connection with the Web acquisition and borrowed approximately $39,000 under the facility to fund the acquisition. (See Note 18 of Notes to Consolidated Financial Statements.)

        The amended Senior Secured Credit Facility provides for borrowings up to $105,000, consisting of a $70,000 three-year revolving credit line and a $35,000 five-year term loan. In addition to the increased borrowing capacity and providing for the acquisition of Web's assets and the sale of certain of our assets to Web, this amendment extends the terms of the Revolving Credit Facility and the Term Loan Facility to June 30, 2006 and June 30, 2008, respectively. The amended Senior Secured Credit Facility continues to be collaterized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all the capital stock of its subsidiaries. The term loan amortization schedule has been amended to include nineteen quarterly payments of $1,250 and a final payment of the remaining principal balance due at maturity. In addition to the scheduled quarterly payments on the amended Senior Secured Term Loan Facility, the Company is required to pay an amount equal to 50% of the Excess Cash Flow, as defined, for each fiscal period provided that the funded debt ratio for each of the preceding four fiscal quarters is greater than 1.50 to 1. This payment is first used to reduce the amended Senior Secured Term Loan Facility with any remaining amounts used to reduce the revolving line of credit. No excess cash flow payments were required for the years ended December 31, 2002 and 2003.

        Outstanding indebtedness under the 2003 amended Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the i) Prime rate, or ii) LIBOR plus 2.00%. For periods after June 30, 2004 the Applicable LIBOR Margin may be adjusted quarterly based on certain financial ratios. The average interest rate at December 31, 2003 was approxiamtely 4.1%.

        The amended Senior Secured Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios. The most restrictive financial ratio is a minimum level of debt service coverage. The Company was in compliance with all financial covenants at December 31, 2003.

        On June 24, 2003, the Company terminated its two $20,000 interest rate swap agreements, which had been in effect since February 2000 and January 2002, respectively. The January 2002 interest rate swap agreement was due to expire in February 2004 while the February 2000 interest rate swap agreement was due to expire in February 2005. The Company paid $3,037 to terminate both the February 2000 and January 2002 swap agreements. The accumulated other comprehensive losses related to the terminated interest rate swap agreements are reclassified against current period earnings in the same period the forecasted interest payments affect earnings. Upon termination, there was $1,419; net of taxes of $946, included in accumulated other comprehensive loss. The $88 associated with the January 2002 interest rate swap agreement will be reclassified as an earnings charge through February 2004 and the $1,331 associated with the February 2000 interest rate swap agreement will be reclassified as an earnings charge through February 2005.

        On June 24, 2003, as required by the 2003 Senior Secured Credit Facility, the Company entered into two standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "2003 Swap Agreements") to manage the interest rate risk associated with its 2003 Senior Secured Credit Facility. The Company has designated its interest rate swap agreements as cash flow hedges. Each agreement has a notional amount of $20,000 and a maturity date in June 2008. The first interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.34%. The second interest rate swap agreement contains an amortization provision and a fixed rate of 2.69%. The notional amount of this agreement at December 31, 2003 was $18,572. In accordance with the 2003 Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, nonperformance is not anticipated.

        The fair value of the 2003 Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2003, the fair value of the 2003 Swap Agreements, net of related taxes, was an unrealized gain of $566. This amount has been included in other assets on the consolidated balance sheet.

        On February 17, 2004, as required by the amended Senior Secured Credit Facility, the Company entered into an additional ISDA interest rate swap agreement to manage the interest rate risk associated with its amended Senior Secured Credit Facility. This agreement has a notional amount of $21,600 and a maturity date in February 2007. The interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.58%.

        Prior to its termination in June 2003, the ineffective portion of the January 2002 interest rate swap agreement resulted in income, after the effect of related income taxes, for the years ended December 31, 2002 and 2003 of $218 and $152, respectively. See Item 7A—"Quantitative and Qualitative Disclosures About Market Risk—Risk Factors".

        A summary of the Company's contractual obligations and commitments related to its outstanding long term debt and future minimum lease payments as of December 31, 2003 is as follows:

Fiscal Year	Long Term Debt	Route Rent Commitments	Capital Lease Commitments	Operating Lease Commitments	Total
2004	$2,984	$5,127	$648	$803	$9,562
2005	2,979	3,750	582	522	7,833
2006	33,021	3,236	509	202	36,968
2007	5,714	2,797	191	12	8,714
2008	4,286	2,253	—	—	6,539
Thereafter	—	3,892	—	—	3,892

Total	$48,984	$21,055	$1,930	$1,539	$73,508

        We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures. However, we may require external sources of financing for any significant future acquisitions. Further, the revolving credit portion of the amended Senior Secured Credit Facility matures in June 2006. We expect that repayment of the revolver will require external financing.

Inflation

        The Company does not believe that its financial performance has been materially affected by inflation.

Critical Accounting Policies and Estimates

        The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that effect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.

        The Company's critical accounting policies, as described in Note 2 of the Notes to Consolidated Financial Statements, "Significant Accounting Policies", state the Company's policies as they relate to significant matters: cash and cash equivalents, revenue recognition, provision for doubtful accounts, inventories, provision for inventory reserves, intangible assets, impairment of long-lived assets, financial instruments, and fair value of financial instruments.

        Cash and cash equivalents.    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On occasion the Company has excess cash available for a short period of time; when this occurs, the Company invests such excess cash in repurchase agreements and other highly liquid short-term investments. Accordingly, the investments are subject to minimal credit and market risk. Included in cash and cash equivalents is an estimate of cash not yet collected at period end, which remains at laundry and reprographics customer locations. At December 31, 2002 and 2003, this totaled $3,480 and $3,621 respectively. The Company records the estimated cash not yet collected as cash and cash equivalents and facilities management revenue. The Company also records the estimated related facilities rent expense and accrued route rent. These estimates are based upon historical collection trends, so that total cash at the end of each period will be reasonably stated.

        Revenue recognition.    The Company recognizes laundry and reprographics facilities management revenue on the accrual basis. MicroFridge® rental revenue is recognized ratably over the related contractual period, which is generally less than one year. The Company recognizes revenue from product sales upon shipment of the products, unless otherwise specified. The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical experience. Actual costs have not exceeded the Company's estimates. Shipping and handling fees charged to customers are recognized upon shipment of the products and are included in revenue with related cost included in cost of sales.

        The Company has entered into long-term lease transactions that meet the qualifications of a sales-type lease for certain equipment. For these transactions, the amount of revenue recognized upon product shipment is the present value of the minimum lease payments, net of executory costs, together with the profit thereon, discounted at the interest rate implicit in the lease. Interest revenue is recognized over the life of the rental agreement. At December 31, 2002 and 2003 the Company had $11,022 and $6,888, respectively, in receivables related to sales-type leases. These receivables have been recorded net of unearned interest income of $849 and $790 at December 31, 2002 and 2003. These receivables are primarily due ratably over the next six years and have been classified as other current assets and other long-term assets, as appropriate, on the balance sheet. The related reserve for uncollectible lease receivables at December 31, 2002 and 2003 was $453 and $542, respectively. The Company has not entered into significant sales-type leases since 2001.

        The Company believes its accounting for facilities management revenue, rental revenue and long-term lease transactions is appropriate for the Company, best matching the nature of the transaction with the proper reporting period.

        Provision for Doubtful Accounts.    On a regular basis, the Company reviews the adequacy of its provision for doubtful accounts for trade accounts receivable and lease receivables based on historical collection results and current economic conditions using factors based on the aging of its trade accounts and lease receivables. In addition, the Company estimates specific additional allowances based on indications that a specific customer may be experiencing financial difficulties.

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

        Intangible Assets.    Intangible assets primarily consist of various non-compete agreements, customer lists, goodwill and contract rights recorded in connection with acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from two to five years. Customer lists are amortized using the straight-line method over five to fifteen years. Contract rights are amortized using the straight-line method over fifteen years. Based on its experience, the Company believes that these costs, associated with various acquisitions, are properly recognized and amortized over a reasonable length of time. In accordance with FAS 142, the Company stopped amortizing goodwill on January 1, 2002.

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

        Financial Instruments.    The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of

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

        Fair Value of Financial Instruments.    For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 2002 and 2003, based upon terms currently available to the Company in financial markets. The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.

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

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46, as revised in December 2003, must be applied at the end of periods ending after March 15, 2004, and is effective immediately for all new variable interest entities created or acquired after January 31, 2003. Our management does not believe that the adoption of the revised FIN 46 will have a material impact on our results of operations or financial position, as at this time we are not a party to any variable interest entities. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

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

Failure to Comply With Credit Facility Covenants May Result in an Acceleration of Substantial Indebtedness

        The Credit Facility requires the Company to comply with various financial and other operating covenants on a quarterly basis. Failure to comply with any of these covenants, without obtaining a waiver from the lender, would permit the lender to accelerate the repayment of all amounts outstanding under the Credit Facility. An acceleration of the Credit Facility would have a material adverse effect on our liquidity, financial condition and results of operations. These financial covenants consist of various leverage ratios and other targets, including maximum total leverage, maximum capital expenditures and restricted payments.

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

Competition on Local and National Levels May Hinder the Company's Ability to Expand.

        The card/coin-operated laundry services industry is highly competitive, both locally and nationally. On the local level, private businesses tend to have long-standing relationships with property owners and managers in their specific geographic market. On the national level, there are two competitors with larger installed machine bases than Mac-Gray. These larger companies tend to have significant operational and managerial resources to devote to expansion and to capture additional market share. These competitive forces may increase purchase prices for future acquisitions to levels that make the acquisitions less attractive or uneconomical. Accordingly, the Company cannot assure that it will be able to compete effectively in any specific geographic location in the business of supplying laundry equipment services to property owners and managers or in the acquisition of other businesses.

If the Company is Unable to Continue its Relationships With Maytag and Other Suppliers, the Company's Profit Margins Could be Reduced and its Ability to Meet Customer Requirements Could be Adversely Impacted.

        Currently the Company purchases a majority of the equipment that it uses in the laundry facilities management business from Maytag. In addition, the Company derives a significant amount of its non-laundry facilities management revenue, as well as competitive advantages, from its position as a distributor of Maytag commercial laundry products. Although either party, upon written notice, may terminate the agreements between the Company and Maytag, Maytag has never terminated any agreement with the Company. The Company's relationship with Maytag dates from 1927.

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

Failure to Successfully Integrate the Business Acquired from Web would have an Adverse Effect on our Business and Results of Operations

        On January 16, 2004 the Company acquired the eastern laundry facility assets of Web. The majority of these assets are in the Company's existing geographical markets. There can be no guarantee that a successful integration of these assets will occur. Failure to successfully complete the integration could adversely effect the overall results and financial strength of the Company.

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

The MicroFridge® Products May be Susceptible to Product Liability Claims for Which Insurance May Not be Adequate.

        Through the MicroFridge® segment, the Company markets and distributes MicroFridge®, a combination refrigerator/freezer/microwave oven. The sale and distribution of MicroFridge®, as well as other products, entails a risk of product liability claims. Further, although MicroFridge® is manufactured by third parties under contract with MicroFridge®, MicroFridge® may be subject to risks of product liability claims related to this manufacture. Potential product liability claims may exceed the amount of insurance coverage or may be excluded from coverage. The Company cannot assure investors that it will be able to renew existing insurance at a cost and level of coverage comparable to that currently in effect, if at all. In the event that the MicroFridge® segment is held liable for a claim against which it is not indemnified or for damages exceeding the limits of insurance coverage, the claim could have a material adverse effect on business.

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

Certain Stockholders, Directors and Executive Officers Could Exercise Control and Prevent a Sale or Merger.

        As of March 26, 2004, Mac-Gray's directors, executive officers, and certain of its stockholders and their affiliates beneficially owned in the aggregate approximately 51% of the outstanding shares of the Company's common stock. This percentage ownership does not include options to purchase 268,000 shares of the common stock held by some of these persons, all of which are currently exercisable. If these affiliates exercised any of their options, then the ownership of common stock would be further concentrated. As a result of this concentration in ownership, these stockholders, acting together, have the ability to significantly influence the outcome of the election of directors and all other matters requiring approval by a majority of stockholders. Matters requiring stockholder approval include significant corporate transactions, such as mergers and sales of all or substantially all of the Company's assets. The concentration of ownership in affiliates, together, in some cases, with specific provisions of the Company's charter and bylaws, as described below, and applicable sections of the corporate law of Delaware, may have the effect of delaying or preventing a change in control of Mac-Gray.

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

  Interest Rates—

        The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at December 31, 2003.

	Expected Maturity Date (In Thousands)
	December 31, 2003
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term Debt:
Fixed Rate	$127	$122	$41	$—	$—	$—	$290
Average interest rate	8.0%	8.0%	8.0%	—	—	—	—
Variable rate	$2,857	$2,857	$32,980	$5,714	$4,286	$—	$48,694
Average interest rate	4.1%	4.1%	4.1%	4.1%	4.1%	—	—

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

        On June 24, 2003, as required by the 2003 Senior Secured Credit Facility, the Company entered into two standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "2003 Swap Agreements") to manage the interest rate risk associated with its 2003 Senior Secured Credit Facility. The Company has designated its interest rate swap agreements as cash flow hedges. Each agreement has a notional amount of $20,000 and a maturity date in June 2008. The first interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.34%. The second interest rate swap agreement contains an amortization provision and a fixed rate of 2.69%. The notional amount of this agreement at December 31, 2003 was $18,572. In accordance with the 2003 Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, nonperformance is not anticipated.

        The fair value of the 2003 Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2003, the fair value of the 2003 Swap Agreements, net of related taxes, was an unrealized gain of $566. This amount has been included in other assets on the consolidated balance sheet.

        On February 17, 2004, as required by the amended Senior Secured Credit Facility, the Company entered into an additional ISDA interest rate swap agreement to manage the interest rate risk associated with its amended Senior Secured Credit Facility. This agreement has a notional amount of $21,600 and a maturity date in February 2007. The interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.58%.

        Prior to its termination in June 2003, the ineffective portion of the January 2002 interest rate swap agreement resulted in income, after the effect of related income taxes, for the years ended December 31, 2002 and 2003 of $218 and $152, respectively.

        As of December 31, 2003, there was $16,929 outstanding under the term loan and $31,765 outstanding under the revolving line of credit, and the unused balance under the revolving line of credit was $27,858. The average interest rate was approximately 4.1% at December 31, 2003.

Item 8. Financial Statements and Supplementary Data

        Financial statements and supplementary data are contained in pages F-1 through F-32 hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        As of the end of the period covered by this Report, and pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, the Company's Chief Executive Officer and Chief Financial Officer, together with other members of the Company management, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in that they provide reasonable assurance that information required to be disclosed by us in the reports we submit or file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information appearing under the caption "Information Regarding Directors/Nominees" and "Information Regarding Executive Officers" in the Company's definitive proxy statement for its 2004 annual meeting of stockholders is incorporated herein by reference.

Item 11. Executive Compensation

        The information appearing under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2004 annual meeting of stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information appearing under the caption "Principal and Management Stockholders" in the Company's definitive proxy statement for its 2004 annual meeting of stockholders is incorporated herein by reference.

Stock Option Plan Information and Employee Stock Purchase Plan Information

        The following tables provide information as of December 31, 2003 regarding shares of common stock of the Company that may be issued under the existing equity compensation plans, including the Company's 1997 Stock Option and Incentive Plan (the "Stock Option Plan") and the Company's 2001 Employee Stock Purchase Plan (the "ESPP"). There are no equity compensation plans that have not been approved by the shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,055,400	$4.01	136,142	(2)

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	1,055,400	$4.01	273,830	(2)

(1)
Represents outstanding options under the Stock Option Plan. There are no options, warrants or rights outstanding under the ESPP (does not include purchase rights accruing under the ESPP because the purchase price, and therefore the number of shares to be purchased, is not determinable until the end of the purchase period).

(2)
Includes 136,142 shares available for future issuance under the Stock Option Plan and 137,688 shares available for future issuance under the ESPP. The Stock Option Plan incorporates an evergreen formula pursuant to which the aggregate number of shares reserved for issuance under the Stock Option Plan equals the greater of 750,000 shares or 10% of the total number of outstanding shares of common stock. As of March 26, 2004, based on a total of 12,637,421 shares of common stock outstanding, the maximum number of shares remaining available for future issuance under the Stock Option Plan was 136,142.

Item 13. Certain Relationships and Related Transactions

        The information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2004 annual meeting of stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        The information concerning our principal accountant fees and services required by Item 14 will be included in our definitive proxy statement for our 2004 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

        (a)(1)(2) An Index to Consolidated Financial Statements and Schedule is on Page F-1 of this Report.

        (a)(3) Exhibits

        See attached exhibit listing on pages 32 through 34.

        (b) Reports on Form 8-K

        On October 22, 2003, the Company filed a current report on Form 8-K reporting under Item 12 that on October 22, 2003 the Company issued a press release announcing the Company's financial results for the quarter ended September 30, 2003 and attaching as exhibits the press release and a transcript of the Company's quarterly earnings call.

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

  •
  Each exhibit marked by a (u) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on July 3, 2003 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

  •
  Each exhibit marked by a (t) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on January 28, 2004 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        The following is a complete list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

2.1	Stock Purchase Agreement, dated as of March 31, 1998, by and among Mac-Gray Services, Inc., Copico, Inc. and the stockholders of Copico, Inc. (10.20) z
1.2	Stock and Asset Purchase Agreement, dated as of March 4, 1998, by and among Mac-Gray Services, Inc., Amerivend Corporation, Amerivend Southeast Corporation, Gerald E. Pulver and Gerald E. Pulver Grantor Retained Annuity Trust. (2.2) y
1.3	Asset Purchase Agreement, dated as of January 16, 2004, between Mac-Gray Services, Inc. and Web Service Company. (2.1) T
3.1	Amended and Restated Certificate of Incorporation. (3.1) +
3.2	By-laws, as amended. (3.2) v
4.1	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1) #
4.2	Shareholder Rights Agreement, dated as of June 15, 1999, by and between the Registrant and State Street Bank and Trust Company. (4.1) x
10.1	Stockholders' Agreement dated as of June 26, 1997 by and among the Registrant and certain stockholders of the Registrant. (10.2) +
10.2	Form of Maytag Distributorship Agreements. (10.13) +
10.3	The Registrant's 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits). (10.16) +
10.4	Revolving Credit and Term Loan Agreement, dated June 24, 2003, by and among the Registrant, the other Borrowers (as defined therein), the lenders named therein and KeyBank National Association, as agent. (10.15) u
10.5	Form of Pledge Agreement between the Registrant and the Banks (as defined herein) dated as of June 24, 2003 (filed herewith)
10.6	Form of Security Agreement between the Registrant and the Banks (as defined herein) dated as of June 24, 2003 (filed herewith)
10.7	Second Amendment, dated January 16, 2004, to Revolving Credit and Term Loan Agreement, among the Registrant, the other Borrowers (as defined therein), the Banks (as defined therein), the Agent (as defined therein), and KeyBank National Association as Documentation Agent. (10.1) t
10.8	Form of Revolving Credit Note issued by the Registrant in favor of the Banks (as defined herein) dated as of January 16, 2004 (filed herewith)
10.9	Form of Term Note issued by the Registrant in favor of the Banks (as defined herein) dated as of January 16, 2004 (filed herewith)
10.10	Form of Amended and Restated Collateral Assignment of Material Contracts and Licenses dated as of January 16, 2004 (filed herewith).
10.11	Form of Noncompetition Agreement between the Registrant and its executive officers. (10.11) + (10.15) v

10.12	Form of Director Indemnification Agreement between the Registrant and each of its Directors. (10.17) + (10.16) v
10.13	April 2001 Amendment to the Mac-Gray Corporation 1997 Stock Option and Incentive Plan. (10.17) v
21.1	Subsidiaries of the Registrant. (21.1) z
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 26th DAY OF MARCH, 2004.

MAC-GRAY CORPORATION
	By:	/s/ STEWART GRAY MACDONALD, JR. Stewart Gray MacDonald, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)
Date: March 26, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS E. BULLOCK Thomas E. Bullock	Director	March 26, 2004
/s/ WILLIAM M. CROZIER, JR. William M. Crozier, Jr.	Director	March 26, 2004
/s/ JOHN P. LEYDON John P. Leydon	Director	March 26, 2004
/s/ LARRY L. MIHALCHIK Larry L. Mihalchik	Director	March 26, 2004
/s/ JERRY A. SCHILLER Jerry A. Schiller	Director	March 26, 2004
/s/ MICHAEL J. SHEA Michael J. Shea	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 26, 2004

Items 15(a)(1) and (2)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

        The following consolidated financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below.

MAC-GRAY CORPORATION
Report of Independent Auditors	F-2
Consolidated Balance Sheets at December 31, 2002 and 2003	F-3
Consolidated Income Statements for the Years Ended December 31, 2001, 2002 and 2003	F-4
Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2001, 2002 and 2003	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002, and 2003	F-6
Notes to Consolidated Financial Statements	F-7
The following consolidated financial statement schedule of Mac-Gray Corporation is included in Item 15 (a)(2) and should be read in conjunction with the financial statements included herein.
Schedule II Valuation and Qualifying Accounts	F-32

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
  Stockholders of Mac-Gray Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mac-Gray Corporation and its subsidiaries (the "Company") at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As disclosed in Note 6, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142 effective on January 1, 2002.

Boston, Massachusetts
February 19, 2004

MAC-GRAY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2002	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,016	$5,296
Trade receivables, net of allowance for doubtful accounts	7,670	9,067
Inventory of finished goods	6,186	4,858
Deferred income taxes	1,067	2,608
Prepaid expenses, route rent and other current assets	7,595	7,858

Total current assets	27,534	29,687
Property, plant and equipment, net	74,928	76,621
Intangible assets, net	45,739	45,289
Prepaid expenses, route rent and other assets	14,178	10,408

Total assets	$162,379	$162,005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$8,371	$2,984
Current portion of capital lease obligations	479	635
Trade accounts payable	6,272	5,568
Accrued route rent	8,550	8,380
Accrued expenses	5,185	5,868
Deferred revenues and deposits	1,278	1,005

Total current liabilities	30,135	24,440
Long-term debt	47,290	46,000
Long-term capital lease obligations	685	1,254
Deferred income taxes	17,821	20,720
Deferred retirement obligation	541	437
Other liabilities	2,219	425
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 12,670,220 outstanding at December 31, 2002, and 13,449,354 issued and 12,579,494 outstanding at December 31, 2003)	134	134
Additional paid in capital	68,540	68,561
Accumulated other comprehensive loss	(1,723)	(372)
Retained earnings	5,805	9,439

	72,756	77,762
Less common stock in treasury, at cost	(9,068)	(9,033)

Total stockholders' equity	63,688	68,729

Total liabilities and stockholders' equity	$162,379	$162,005

The accompanying notes are an integral part of these consolidated financial statements

MAC-GRAY CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share data)

	Years Ended December 31,
	2001	2002	2003
Revenue:
Route revenue	$108,241	$107,425	$107,609
Sales	39,155	39,241	38,672
Other	4,673	3,702	3,375

Total revenue	152,069	150,368	149,656

Cost of revenue:
Route rent	50,039	49,363	50,133
Route expenditures and other direct costs	24,786	24,895	23,696
Depreciation and amortization	19,276	16,501	16,723
Cost of product sales	27,026	27,197	27,797

Total cost of revenue	121,127	117,956	118,349

Gross margin	30,942	32,412	31,307

Operating expenses:
General and administration	8,823	9,359	9,519
Sales and marketing	10,994	11,125	11,341
Depreciation and amortization	1,201	1,197	1,100
Loss on early extinguishment of debt	—	—	381

Total operating expenses	21,018	21,681	22,341

Income from operations	9,924	10,731	8,966
Interest expense, net	(5,164)	(4,578)	(2,807)
Other income, net	24	188	145
Gain on sale of lease receivables	—	—	836

Income before provision for income taxes and effect of change in accounting principle	4,784	6,341	7,140
Provision for income taxes	(2,299)	(2,567)	(3,036)

Net income before effect of change in accounting principle	2,485	3,774	4,104
Effect of change in accounting principle—net of taxes (Note 6)	—	(906)	—

Net income	$2,485	$2,868	$4,104

Net income per common share before effect of change in accounting principle—basic	$0.20	$0.30	$0.32

Net income per common share before effect of change in accounting principle—diluted	$0.20	$0.30	$0.32

Net income per common share—basic	$0.20	$0.23	$0.32

Net income per common share—diluted	$0.20	$0.23	$0.32

Weighted average common shares outstanding—basic	12,645	12,661	12,635

Weighted average common shares outstanding—diluted	12,647	12,664	12,741

The accompanying notes are an integral part of these consolidated financial statements

MAC-GRAY CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common stock						Treasury Stock
					Accumulated Other Comprehensive Loss
	Number of shares	Value	Additional Paid in Capital	Retained Earnings		Comprehensive Income	Number of shares	Cost	Total
Balance, December 31, 2000	13,443,754	$134	$68,540	$771	—		806,115	$(9,484)	$59,961
Net income	—	—	—	2,485	—	$2,485	—	—	2,485
Other comprehensive loss:
Cumulative effect of adopting FAS 133, net of tax of $750	—	—	—	—	$(1,124)	—	—	—	(1,124)
Unrealized loss on derivative instruments, net of tax of $524 (Note 10)	—	—	—	—	(787)	(787)	—	—	(787)

Comprehensive income	—	—	—	—	—	$1,698	—	—	—

Stock granted	—	—	—	(89)	—		(10,679)	125	36
Options exercised	—	—	—	(9)	—		(1,000)	12	3

Balance, December 31, 2001	13,443,754	134	68,540	3,158	(1,911)		794,436	(9,347)	60,574
Net income	—	—	—	2,868	—	$2,868	—	—	2,868
Other comprehensive income:
Unrealized gain on derivative instruments and reclassification adjustment, net of tax of $125 (Note 10)	—	—	—	—	188	188	—	—	188

Comprehensive income	—	—	—	—	—	$3,056	—	—	—

Stock issuance—Employee Stock Purchase Plan	—	—	—	(130)	—		(14,141)	167	37
Repurchase of common stock	—	—	—	—	—		3,800	(12)	(12)
Stock granted	—	—	—	(91)	—		(10,561)	124	33

Balance, December 31, 2002	13,443,754	134	68,540	5,805	(1,723)		773,534	(9,068)	63,688
Net income	—	—	—	4,104	—	$4,104	—	—	4,104
Other comprehensive income:
Unrealized gain on derivative instruments and reclassification adjustment, net of tax of $901 (Note 10)	—	—	—	—	1,351	1,351	—	—	1,351

Comprehensive income	—	—	—	—	—	$5,455	—	—	—

Repurchase of common stock	—	—	—	—	—		155,500	(622)	(622)
Options exercised	5,600	—	21	(154)	—		(22,000)	230	97
Stock issuance—Employee Stock Purchase Plan	—	—	—	(212)	—		(24,079)	278	66
Stock granted	—	—	—	(104)	—		(13,095)	149	45

Balance, December 31, 2003	13,449,354	$134	$68,561	$9,439	$(372)		869,860	$(9,033)	$68,729

The accompanying notes are an integral part of these consolidated financial statements

MAC-GRAY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income	$2,485	$2,868	$4,104
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	20,477	17,698	17,823
Effect of change in accounting principle	—	906	—
Loss on early extinguishment of debt	—	—	381
Allowance for doubtful accounts and lease reserves	525	(167)	85
Gain on sale of assets	(52)	(192)	(485)
Deferred income taxes	1,635	2,493	1,098
Director stock grant	36	33	45
Non-cash interest expense	—	828	648
Decrease in accounts receivable	192	226	(1,482)
(Increase) decrease in inventory	(1,166)	(1,629)	1,328
(Increase) decrease in prepaid expenses, route rent and other assets	(2,227)	2,259	974
(Decrease) increase in accounts payable, accrued route rent and accrued expenses	(2,776)	2,207	234
Decrease in deferred revenues and customer deposits	(656)	(695)	(273)

Net cash flows provided by operating activities	18,473	26,835	24,480

Cash flows from investing activities:
Capital expenditures	(12,779)	(13,334)	(15,372)
Payments for acquisitions	—	—	(1,030)
Proceeds from sale of lease receivables	—	—	3,284
Proceeds from sale of property and equipment	862	898	316

Net cash flows used in investing activities	(11,917)	(12,436)	(12,802)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,846)	(1,363)	(1,630)
Payments on 2000 Senior Secured Credit Facility, net	(6,203)	(13,050)	(54,500)
Borrowings on 2003 Senior Secured Credit Facility, net	—	—	48,694
Payments for repurchase of common stock	—	(12)	(622)
Financing costs	—	(220)	(466)
Payments for termination of derivitive instruments	—	—	(3,037)
Proceeds from issuance of common stock	—	37	66
Proceeds from exercise of stock options	3	—	97

Net cash flows used in financing activities	(8,046)	(14,608)	(11,398)

(Decrease) increase in cash and cash equivalents	(1,490)	(209)	280
Cash and cash equivalents, beginning of period	6,715	5,225	5,016

Cash and cash equivalents, end of period	$5,225	$5,016	$5,296

Supplemental cash flow information:
Interest paid	$6,774	$4,730	$3,310
Income taxes paid	$230	$393	$594

        Supplemental disclosure of non-cash investing activities: During the years ended December 31, 2001, 2002 and 2003, the Company acquired various vehicles under capital lease agreements totaling $566, $915 and $1,380, respectively.

The accompanying notes are an integral part of these consolidated financial statements

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

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

2. Significant Accounting Policies

        Cash and Cash Equivalents.    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On occasion the Company has excess cash available for a short period of time; when this occurs, the Company invests such excess cash in repurchase agreements and other highly liquid short-term investments. Accordingly, the investments are subject to minimal credit and market risk. The Company has cash investments with financial institutions in excess of the $100 insured limit of the Federal Deposit Insurance Corporation. Included in cash and cash equivalents is an estimate of cash not yet collected which remains at laundry and reprographics customer locations. At December 31, 2002 and 2003, this estimate was $3,480 and $3,621, respectively.

        Revenue Recognition.    The Company recognizes route revenue (facilities management revenue) on the accrual basis. Rental revenue is recognized ratably over the related contractual period, which is generally less than one year. The Company recognizes revenue from product sales upon shipment of the products, unless otherwise specified. Shipping and handling fees charged to customers are recognized upon shipment of the products and are included in revenue with the related cost included in cost of sales.

        The Company has entered into long-term lease transactions that meet the qualifications of a sales-type lease for certain equipment. For these transactions, the amount of revenue recognized upon product shipment is the present value of the minimum lease payments, net of executory costs, together with the profit thereon, discounted at the interest rate implicit in the lease. Interest revenue is recognized over the life of the rental agreement. At December 31, 2002 and 2003 the Company had $11,022 and $6,888, respectively, in receivables related to sales-type leases. These receivables have been recorded net of unearned interest income of $849 and $790 at December 31, 2002 and 2003. These receivables are primarily due ratably over the next six years and have been classified as other current assets and other long-term assets, as appropriate, in the consolidated balance sheet. The related reserve for lease receivables at December 31, 2002 and 2003 was $453 and $542, respectively. The Company has not entered into any significant sales-type leases since 2001. In September of 2003, the Company received $3,284 for the sale of certain lease receivables resulting in a gain of $836.

        Allowance for Doubtful Accounts.    On a regular basis, the Company reviews the adequacy of its provision for doubtful accounts for trade accounts receivable and lease receivables based on historical collection expense results and current economic conditions using factors based on the aging of its trade accounts and lease receivables. In addition, the Company estimates specific additional allowances based on indications that a specific customer may be experiencing financial difficulties. The Company maintains an allowance for doubtful trade accounts receivable of $397 and $393 at December 31, 2002 and 2003, respectively.

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

        Fair Value of Financial Instruments.    For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 2002 and 2003, based upon terms currently available to the Company in financial markets. The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.

        Inventories.    Inventories are stated at the lower of cost (as determined using the first-in, first-out method) or market, and consist primarily of finished goods.

        Provision for Inventory Reserves.    On a regular basis, the Company reviews the adequacy of its reserve for inventory obsolescence based on historical experience, product knowledge and frequency of shipments.

        Prepaid Route Rent.    Prepaid route rent (prepaid facilities rent) consists of cash advances paid to property owners and managers under laundry service contracts. The prepaid amount is amortized ratably over the life of the contract.

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

        Advertising Costs.    Advertising costs are expensed as incurred. These costs were $782, $878 and $1,101 for the years ended December 31, 2001, 2002 and 2003, respectively.

        Intangible Assets.    Intangible assets primarily consist of various non-compete agreements, customer lists, goodwill and contract rights recorded in connection with acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from two to five years. Customer lists are amortized using the straight-line method over five to fifteen years. Contract rights are amortized using the straight-line method over fifteen years. In accordance with the adoption of the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") (see note 6), the Company stopped amortizing goodwill on January 1, 2002.

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

        Income Taxes.    The Company accounts for income taxes utilizing the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under the provisions of FAS 109, the current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable currently or in future years. The classification of net current and non-current deferred tax assets or liabilities depend upon the nature of the related asset or liability. Deferred income taxes are provided for temporary differences between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

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

        If the company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

	Year Ended December 31,
	2001	2002	2003
Net income, as reported	$2,485	$2,868	$4,104
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(39)	(244)	(377)

Pro forma net income	$2,446	$2,624	$3,727

Earnings per share:
Basic, as reported	$0.20	$0.23	$0.32

Basic, pro forma	$0.19	$0.21	$0.29

Diluted, as reported	$0.20	$0.23	$0.32

Diluted, pro forma	$0.19	$0.21	$0.29

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

        Other Comprehensive Income.    The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders.

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

        Product Warranties.    The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical experience. Actual costs have not exceeded the Company's estimates.

        The activity for the years ended December 31, 2002 and 2003 is as follows:

Accrued Warranty
Balance, December 31, 2001	$160
Accruals for warranties issued	196
Accruals for pre-exisiting warranties (including changes in estimates)	—
Settlements made (in cash or in kind)	(191)

Balance, December 31, 2002	165
Accruals for warranties issued	238
Accruals for pre-exisiting warranties (including changes in estimates)	—
Settlements made (in cash or in kind)	(153)

Balance, December 31, 2003	$250

        New Accounting Pronouncements.    In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The Company has adopted the disclosure provisions of this pronouncement as of December 31, 2002. The adoption of the financial provisions of FIN 45 on January 1, 2003 had no material effect on the Company's financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46, as revised in December 2003, must be applied at the end of periods ending after March 15, 2004, and is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The Company does not believe that the adoption of the revised FIN 46 will have a material impact on its results of operations or financial position, as at this time it is not a party to any variable interest entities. The Company will apply the consolidation requirement of FIN 46 in future periods if it should own any interest in any variable interest entity.

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

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the FAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of FAS 150 on July 1, 2003 had no material effect on the Company's financial position or results of operations.

3. Prepaid Expenses, Route Rent and Other Current Assets

        Prepaid expenses, route rent and other current assets consist of the following:

	December 31,
	2002	2003
Prepaid route rent	$1,733	$1,718
Prepaid supplies	1,918	1,959
Leases receivable	3,099	2,521
Prepaid insurance	427	836
Other	418	824

	$7,595	$7,858

4. Prepaid Expenses, Route Rent and Other Assets

        Prepaid expenses, route rent and other assets consist of the following:

	December 31,
	2002	2003
Prepaid route rent	$5,606	$5,192
Leases receivable	7,202	3,272
Notes receivable	1,178	1,045
Derivative instruments	—	566
Other	192	333

	$14,178	$10,408

5. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

		December 31
	Estimated Useful Life
		2002	2003
Route equipment	10 years	$125,710	$138,955
Rental equipment	7 years	6,683	4,221
Buildings and improvements	15-39 years	10,946	11,438
Furniture, fixtures and computer equipment	2-7 years	7,842	8,860
Trucks and autos	3-5 years	5,144	5,432
Tooling costs	3 years	306	340
Land and improvements	—	221	221

		156,852	169,467
Less: accumulated depreciation		83,117	94,324

		73,735	75,143
Route equipment, not yet placed in service		1,193	1,478

Property, plant and equipment, net		$74,928	$76,621

        Depreciation of property, plant and equipment totaled $16,237, $16,212 and $16,466 for the years ended December 31, 2001, 2002 and 2003, respectively.

        At December 31, 2002 and 2003, trucks and autos included $4,693 and $5,085, respectively, of equipment under capital lease with an accumulated amortization balance of $3,528 and $3,197, respectively.

6. Adoption of FAS 142

        On January 1, 2002, the Company adopted the provisions of FAS 142. FAS 142 requires an initial impairment assessment upon adoption on January 1, 2002, as well as an annual assessment thereafter. The Company engaged an independent third-party business appraisal firm to assist in this process. After their review of information provided by the Company and obtained from public sources, the outside firm performed a fair market valuation of the Company's Laundry and Reprographics, and MicroFridge® segments. These segments represent the Company's reporting units under FAS 142. Upon the completion of this evaluation it was determined that the fair value of the Laundry and MicroFridge® reporting units exceeded their book value, therefore no impairment of goodwill occurred in these reporting units. However, due to the continued decline in the performance of the reprographics reporting unit as a result of expanding use of the Internet in college and public libraries, and access to free laser printers, the book value of the reprographics reporting unit exceeded the fair value, resulting in a non-cash write-off of the remaining book value of the reporting unit's goodwill in the period ended March 31, 2002, of $906, or $0.07 per share. In accordance with FAS 142, this has been recorded as the effect of a change in accounting principle.

        Following is the impact on earnings of implementing FAS 142 for the years ended December 31, 2003 and 2002, and what the impact on the same period in 2001 would have been:

	For the year ended December 31,
	2001	2001 per share	2002	2002 per share	2003	2003 per share
Reported earnings	$2,485	$0.20	$2,868	$0.23	$4,104	$0.32
Add: Impairment charge in accordance with FAS 142—net of taxes	—	—	906	0.07	—	—

	2,485	0.20	3,774	0.30	4,104	0.32
Add: Goodwill amortization—net of taxes	1,907	0.15	—	—	—	—

	$4,392	$0.35	$3,774	$0.30	$4,104	$0.32

        After the write-off of goodwill associated with the reprographics segment, the remaining goodwill, which will not be further amortized, and the intangible assets to be amortized, are:

	As of December 31, 2002
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry and reprographics	$37,718		$37,718
MicroFridge®	223		223

	37,941		37,941

Intangible assets:
Laundry and reprographics:
Non-compete agreements	4,482	$3,450	1,032
Contract rights	9,060	4,019	5,041
MicroFridge®:
Customer lists	1,451	443	1,008
Deferred financing costs	1,852	1,135	717

	16,845	9,047	7,798

Total intangible assets	$54,786	$9,047	$45,739

	As of December 31, 2003
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry	$37,718		$37,718
MicroFridge®	223		223

	37,941		37,941

Intangible assets:
Laundry and reprographics:
Non-compete agreements	4,532	$3,812	720
Contract rights	9,832	4,652	5,180
MicroFridge®:
Customer lists	1,451	538	913
Deferred financing costs	921	386	535

	16,736	9,388	7,348

Total intangible assets	$54,677	$9,388	$45,289

        Estimated future amortization expense of intangible assets consists of the following:

2004	$1,141
2005	1,007
2006	939
2007	857
2008	837
Thereafter	2,567

$7,348

        Amortization expense associated with the above intangible assets amounted to $4,240, $1,486 and $1,357 for the years ended December 31, 2001, 2002 and 2003, respectively.

7. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2002	2003
Accrued interest	$301	$—
Accrued salaries	565	640
Accrued commission/bonuses	1,438	1,318
Accrued warranty	165	250
Deferred service revenue	398	333
Deferred smart card revenue	651	747
Current portion of deferred retirement obligation	104	104
Accrued professional fees	144	241
Accrued income taxes	394	1,160
Accrued sales tax	281	308
Accrued insurance	289	342
Other accrued expenses	455	425

	$5,185	$5,868

8. Deferred Retirement Obligation

        The deferred retirement obligation at December 31, 2002 and 2003 relates to payments due to a former shareholder of the Company in connection with a retirement agreement, which provides for annual payments of $104 until the death of the former shareholder. The liability has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

9. Long-Term Debt

        Long-term debt consists of the following:

	December 31,
	2002	2003
2000 Senior Secured Credit Facility	$54,500	$—
2003 Senior Secured Credit Facility	—	48,694
Various fixed interest rate notes (8.4%-11.51%), due through February 1, 2005	774	15
Acquisition note payable, 8% imputed interest rate (estimated fair market rate), monthly payments, due May 31, 2006	387	275

Total long-term debt	55,661	48,984
Less: current portion	8,371	2,984

	$47,290	$46,000

Credit Agreement and Revolving Credit Facility

        On June 24, 2003, the Company refinanced its outstanding Senior Secured Credit Facility with a group of banks. This transaction retired both the June 2000 revolving line of credit and the June 2000 Senior Secured Term Loan Facility, which were due to expire in July 2004 and June 2005, respectively. Effective December 31, 2003, the Company entered into an amendment that modified certain covenants. On January 16, 2004 the Company amended its Senior Secured Credit Facility in connection with a business acquisition (see Note 18).

        The June 24, 2003 Revolving Line of Credit and Term Loan Facility (the "2003 Senior Secured Credit Facility") provides for borrowings up to $80,000 with borrowings under a three-year revolving line of credit of up to $60,000 and a five-year $20,000 Senior Secured Term Loan Facility. In addition to the scheduled quarterly payments on the Senior Secured Term Loan Facility, the Company is required to pay an amount equal to 50% of the Excess Cash Flow, as defined, for each fiscal period provided that the funded debt ratio for each of the preceding four fiscal quarters is greater than 1.50 to 1. This payment is first used to reduce the Senior Secured Term Loan Facility with any remaining amounts used to reduce the revolving line of credit. No excess cash flow payments were required for the years ended December 31, 2002 and 2003.

        Outstanding indebtedness under the 2003 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the i) prime rate, or ii) LIBOR plus 1.75%.

        The 2003 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2003 Senior Secured Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios. The most restrictive financial ratio is a minimum level of debt service coverage. The Company was in compliance with all financial covenants at December 31, 2003.

        The 2003 Senior Secured Credit Facility contains a commitment fee equal to 0.25% per annum of the average daily unused portion of the 2003 Senior Secured Credit Facility provided that the Funded Debt ratio is less than 1.75 to 1.00. If the Funded Debt ratio is greater than or equal to 1.75 to 1.00, the commitment fee is equal to 0.375% per annum of the average daily-unused portion of the 2003 Senior Secured Credit Facility. As of December 31, 2003, the Company's commitment fee was equal to 0.375%.

        Concurrent with the effective date of the 2003 Senior Secured Credit Facility, the Company wrote off approximately $381 in deferred financing costs associated with the 2000 Senior Secured Term Loan Facility.

  Future Payments

        As of December 31, 2003, the scheduled future principal payments of long-term debt are as follows:

2004	$2,984
2005	2,979
2006	33,021
2007	5,714
2008	4,286

$48,984

10. Derivative Instruments

        In February 2000, the Company entered into two standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements with its primary financial institution to manage the interest rate risk associated with its 2000 Senior Secured Credit Facility (the "2000 Swap Agreements"). The Company has designated its interest rate swaps as cash flow hedges. Each agreement has a notional amount of $20,000 and maturity dates in February 2003 and 2005. The effect of the swap agreements is to limit the interest rate exposure to a fixed rate of 7.38% and 7.42% (versus the 90-day LIBOR rate) for the three year and five year swaps, respectively. On January 9, 2002, the Company terminated the $20,000 swap that expires in 2003 and entered into a $20,000 swap expiring in February 2004, with a fixed interest rate of 7.38% until February 2002, and 6.38% thereafter. The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2002, the fair value of the interest rate swaps was a loss of $2,219, net of related income taxes. The fair value of the interest rate swaps at December 31, 2002 is included in other liabilities.

        On June 24, 2003, the Company terminated its two $20,000 interest rate swap agreements, which had been in effect since February 2000 and January 2002, respectively. The January 2002 interest rate swap agreement was due to expire in February 2004 while the February 2000 interest rate swap agreement was due to expire in February 2005. The Company paid $3,037 to terminate both the February 2000 and January 2002 swap agreements. The accumulated other comprehensive losses related to the terminated interest rate swap agreements are reclassified against current period earnings in the same period the forecasted interest payments affect earnings. Upon termination, there was $1,419, net of taxes of $946, included in accumulated other comprehensive loss. The $88 associated with the January 2002 interest rate swap agreement will be reclassified as an earnings charge through February 2004 and the $1,331 associated with the February 2000 interest rate swap agreement will be reclassified as an earnings charge through February 2005. The Company estimates that approximately $820, net of taxes, will be reclassified as an earnings charge during the year ended December 31, 2004.

        On June 24, 2003, as required by the 2003 Senior Secured Credit Facility, the Company entered into two standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "2003 Swap Agreements") to manage the interest rate risk associated with its 2003 Senior Secured Credit Facility. The Company has designated its interest rate swap agreements as cash flow hedges. Each agreement has a notional amount of $20,000 and a maturity date in June 2008. The first interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.34%. The second interest rate swap agreement contains an amortization provision and a fixed rate of 2.69%. The notional amount of this agreement at December 31, 2003 was $18,572. In accordance with the 2003 Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, nonperformance is not anticipated.

        The fair value of the 2003 Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2003, the fair value of the 2003 Swap Agreements, net of related taxes, was an unrealized gain of $566. This amount has been included in other assets on the consolidated balance sheet.

        Prior to its termination in June 2003, the ineffective portion of the January 2002 interest rate swap agreement resulted in income, after the effect of related income taxes, for the years ended December 31, 2002 and 2003 of $218 and $152, respectively.

        The changes in accumulated other comprehensive loss relate entirely to the Company's interest rate swap agreements. The components of other comprehensive income (loss) are as follows:

	For the year ended
	December 31, 2001	December 31, 2002	December 31, 2003
Unrealized gain (loss) on derivative instruments	$(1,311)	$(877)	$1,247
Reclassification adjustment	—	1,190	1,005

Total other comprehensive income (loss) before income taxes	(1,311)	313	2,252
Income tax benefit (expense)	524	(125)	(901)

Total other comprehensive income (loss)	$(787)	$188	$1,351

11. Income Taxes

        The provision for state and federal income taxes consists of the following:

	Years Ended December 31,
	2001	2002	2003
Current state	$276	$121	$384
Deferred state	232	400	454
Current federal	388	(47)	79
Deferred federal	1,403	2,093	2,119

Total income taxes	$2,299	$2,567	$3,036

        The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities at December 31:

	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$1,628	$1,044
Alternative minimum tax credit carryforwards	1,418	1,418
Derivative instruments	—	599
Accounts receivable	633	182
Deferred compensation	261	215
Warranty Reserve	221	396
Deferred revenue	62	294
Long term lease receivable reserve	299	443
Other	—	110

	4,522	4,701

Deferred tax liabilities:
Depreciation	17,108	19,132
Amortization	780	1,697
Derivative instruments	182	—
Sales-type leases	3,022	1,984
Other	184	—

	21,276	22,813

Net deferred tax liabilities	$16,754	$18,112

        For the years ended December 31, 2001, 2002 and 2003 the statutory income tax rate differed from the effective rate primarily as a result of the following differences:

	2001	2002	2003
Taxes computed at federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.5	5.5	6.5
Non-deductible goodwill	4.7	—	—
Other	2.9	1.0	2.0

Income tax provision	48.1%	40.5%	42.5%

        At December 31, 2003, the Company has the following net operating loss carryforwards available to reduce certain future federal taxable income:

Net operating loss carryforwards relating to certain losses incurred prior to the year ended December 31, 2001	$710
Net operating loss carryforwards relating to certain losses incurred in the year ending December 31, 2001	87
Net operating loss carryforwards relating to certain losses incurred in the year ending December 31, 2002	1,262

$2,059

        At December 31, 2003, the Company has the following net operating loss carryforwards available to reduce certain future state taxable income:

Net operating loss carryforwards relating to certain losses incurred prior to the year ended December 31, 2001	$5,487
Net operating loss carryforwards relating to certain losses incurred in the year ending December 31, 2001	843
Net operating loss carryforwards relating to certain losses incurred in the year ending December 31, 2002	186

$6,516

        The state net operating loss carryforwards expire 10-20 years from the year in which they were incurred, except for the Massachusetts portion. The Massachusetts portion of the net operating loss carryfoward is $2,783, of which $2,169 expires in the year ending December 31, 2004, and $614 expires in the year ending December 31, 2005. The Company believes it will be able to fully utilize the state net operating loss carryforwards prior to their expiration date and accordingly, no valuation allowance has been recorded associated with these balances.

        The federal net operating loss carryfowards expire 15-20 years from the year in which they were incurred.

12. Repurchase of Common Stock

        On December 2, 2002, the Board of Directors authorized a $2,000 stock repurchase program. The authorization expired on December 2, 2003. As of December 31, 2002 and 2003, 3,800 shares and 155,500 shares had been purchased at a total cost of $12 and $622, respectively.

13. Segment Information

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

        There are no intersegment revenues.

        The tables below present information about the operations of the reportable segments of Mac-Gray for the years ended December 31, 2001, 2002 and 2003. The information presented represents the key financial metrics that are utilized by the Company's Chief Operating Decision Maker in assessing the performance of each of the Company's reportable segments.

	Year Ended December 31, 2001
	Laundry and Reprographics	MicroFridge®	Total
Revenues	$126,215	$25,854	$152,069
Gross margin	23,318	7,624	30,942
Depreciation and amortization	17,772	1,784	19,556
Capital expenditures	11,949	316	12,265
Total assets	136,994	23,569	160,563
	Year Ended December 31, 2002
	Laundry and Reprographics	MicroFridge®	Total
Revenues	$126,688	$23,680	$150,368
Gross margin	25,794	6,618	32,412
Depreciation and amortization	15,497	1,195	16,692
Capital expenditures	12,843	100	12,943
Total assets	131,876	24,228	156,104
	Year Ended December 31, 2003
	Laundry and Reprographics	MicroFridge®	Total
Revenues	$127,335	$22,321	$149,656
Gross margin	25,513	5,794	31,307
Depreciation and amortization	15,842	1,013	16,855
Capital expenditures	14,428	379	14,807
Total assets	128,890	24,504	153,394

        The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

	2001	2002	2003
Income
Total gross margin for the reportable segments	$30,942	$32,412	$31,307
Operating expenses	(21,018)	(21,681)	(22,341)
Interest expense, net	(5,164)	(4,578)	(2,807)
Other income, net	24	188	145
Gain on sale of lease receivables	—	—	836

Income before provision for income taxes and effect of change in accounting principle	$4,784	$6,341	$7,140

	2001	2002	2003
Depreciation and amortization
Total for reportable segments	$19,556	$16,692	$16,855
Corporate	921	1,006	968

Total depreciation and amortization	$20,477	$17,698	$17,823

	2001	2002	2003
Capital expenditures
Total for reportable segments	$12,265	$12,943	$14,807
Corporate	514	391	565

Total capital expenditures	$12,779	$13,334	$15,372

	2001	2002	2003
Assets
Total for reportable segments	$160,563	$156,104	$153,394
Corporate	6,488	5,208	6,003
Deferred income taxes	844	1,067	2,608

Total assets	$167,895	$162,379	$162,005

14. Commitments and Contingencies

        Leases.    The Company leases certain equipment and facilities under non-cancelable operating leases. The Company also leases certain vehicles under capital leases.

        Future minimum lease payments under non-cancelable operating and capital leases consist of the following:

	Capital Leases	Operating Leases
Year ended December 31,
2004	$648	$803
2005	582	522
2006	509	202
2007	191	12
2008 and thereafter	—	—

	1,930	$1,539

Less: amount representing interest (LIBOR of 1.12% at December 31, 2003)	41

	1,889
Present value future minimum lease payments less amounts due within one year	635

Amounts due after one year	$1,254

        Rent expense incurred by the Company under non-cancelable operating leases totaled $1,169, $1,278 and $1,187 for the years ended December 31, 2001, 2002 and 2003, respectively.

        Guaranteed Route Rent Payments.    The Company operates card and coin laundry routes under various lease agreements in which the Company is required to make minimum guaranteed rent payments to the respective lessors. The following is a schedule by years of future minimum guaranteed rent payments required under these lease agreements that have initial or remaining non-cancelable contract terms in excess of one year as of December 31, 2003:

2004	$5,127
2005	3,750
2006	3,236
2007	2,797
2008	2,253
Thereafter	3,892

$21,055

        Litigation.    The Company is involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

15. Employee Benefit and Stock Plans

        Retirement Plans.    The Company maintains a qualified profit-sharing/401(k) plan (the "Plan") covering substantially all employees. The Company's contributions to the Plan are at the discretion of the Board of Directors. Costs under the Plan amounted to $643, $620 and $606, for the years ended December 31, 2001, 2002 and 2003, respectively.

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

        Employee options generally vest such that thirty three percent (33%) of the options will become exercisable on each of the first through third anniversaries of the date of grant of the options; however, the Administrator of the 1997 Stock Plan may determine, at its discretion, the vesting schedule for any option award. In the event of termination of the optionees' relationship with the Company, vested options not yet exercised terminate after 90 days. The 1997 Stock Plan also provided for the automatic annual grant to each of the independent directors to purchase 1,000 shares of common stock. The non-qualified options granted to independent directors are exercisable immediately and will terminate on the tenth anniversary of the grant. The exercise prices are the fair market value of the shares underlying the options on the respective dates of the grants. Other than the stock option grants, there were no other grants of equity-based compensation awards.

        The 1997 Stock Plan provides for the issuance of up to the greater of 750,000 shares of common stock or ten percent of the outstanding shares of common stock. At December 31, 2003, approximately 1,257,949 shares of common stock were reserved for issuance under the 1997 Stock Plan, of which 1,055,400 shares were subject to outstanding options and 202,549 remained available for issuance.

        The following is a summary of stock option plan activity:

	2001		2002		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	136,000	$9.39	779,600	$4.09	1,012,080	$3.85
Granted	740,100	$3.47	276,600	$3.26	131,000	$4.95
Exercised	(1,000)	$3.13	—	—	(27,600)	3.49
Canceled	—	—	—	—	—	—
Forfeited	(95,500)	$6.85	(44,120)	$4.31	(60,080)	$3.65

Outstanding, end of year	779,600	$4.09	1,012,080	$3.85	1,055,400	$4.01

Exercisable, end of year	153,100	$5.74	273,100	$4.74	574,302	$4.13

	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/03	Weighted Average Remaining Contratual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$3.00—$3.85	872,400	7.74	$3.56	517,302	$3.62
$3.86—$6.50	126,000	9.95	$5.00	—	$—
7.94—$8.50	54,000	5.18	$8.49	54,000	$8.49
$11.00—$15.13	3,000	4.23	$13.75	3,000	$13.75

	1,055,400	7.87	$4.01	574,302	$4.13

        The fair value of the Company's options was estimated as of the date of grant using a Black-Scholes option pricing model with the following components:

	December 31,
	2001	2002	2003
Fair value of options granted at grant date	$1.87	$1.85	$2.42
Risk free interest rate	4.4%-4.8%	2.5%-4.9%	3.74%
Expected option term—employees	7 years	7 years	7 years
Expected option term—independent directors	3 years	3 years	3 years
Expected volatility	45%	52%	41%

        Mac-Gray Corporation 2001 Employee Stock Purchase Plan.    The Company established the Mac- Gray Corporation 2001 Employee Stock Purchase Plan (the "ESPP") in May of 2001. Under the terms of the ESPP, eligible employees may have between 1% and 15% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the fair market value of the stock on, the lower of, the first day or the last day of each six month interval. Up to 200,000 shares may be offered pursuant to the ESPP. The plan includes certain restrictions, such as the holding period of the stock by employees. The number of shares of common stock purchased through the ESPP was 14,141 and 24,079 for the years ended December 31, 2002 and 2003, respectively. There have been 49,858 shares purchased since the inception of the plan. At December 31, 2002 and 2003 the Company had accumulated employee withholdings associated with this plan of $24 and $42 for acquisition of stock in 2003 and 2004, respectively.

16. Earnings Per Share

	For the Year Ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income—basic	$2,485	12,645	$0.20
Effect of dilutive securities:
Stock options		2

Net income—diluted	$2,485	12,647	$0.20

	For the Year Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income—basic	$2,868	12,661	$0.23
Effect of dilutive securities:
Stock options		3

Net income—diluted	$2,868	12,664	$0.23

	For the Year Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income—basic	$4,104	12,635	$0.32
Effect of dilutive securities:
Stock options		106

Net income—diluted	$4,104	12,741	$0.32

        There were 754, 974, and 57 shares under option plans that were excluded from the computation of diluted earnings per share at December 31, 2001, 2002 and 2003, respectively, due to their anti-dilutive effects.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

17. Summary of Quarterly Financial Information (unaudited)

	Year Ended December 31, 2002					Year Ended December 31, 2003
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
Revenue	$36,758	$38,088	$35,947	$39,575	$150,368	$35,974	$36,028	$37,296	$40,358	$149,656
Cost of revenue	28,639	29,961	28,148	31,208	117,956	28,382	29,157	29,732	31,078	118,349

Gross margin	8,119	8,127	7,799	8,367	32,412	7,592	6,871	7,564	9,280	31,307
Operating expenses	5,273	5,687	5,486	5,235	21,681	5,238	5,763	5,501	5,839	22,341

Income from operations	2,846	2,440	2,313	3,132	10,731	2,354	1,108	2,063	3,441	8,966
Gain on sale of lease receivables	—	—	—	—	—	—	—	836	—	836
Interest and other expense, net	(970)	(975)	(1,276)	(1,169)	(4,390)	(799)	(457)	(752)	(654)	(2,662)

Income before provision for income taxes and effect of change in accounting principle	1,876	1,465	1,037	1,963	6,341	1,555	651	2,147	2,787	7,140
Provision for income taxes	773	609	444	741	2,567	649	278	920	1,189	3,036

Net income before effect of change in accounting principle	1,103	856	593	1,222	3,774	906	373	1,227	1,598	4,104
Effect of change in accounting principle—net of taxes	906	—	—	—	906	—	—	—	—	—

Net income	$197	$856	$593	$1,222	$2,868	$906	$373	$1,227	$1,598	$4,104

Net income per common share before the effect of change in accounting principle—basic	$0.09	$0.07	$0.05	$0.10	$0.30	$0.07	$0.03	$0.10	$0.13	$0.32

Net income per common share before the effect of change in accounting principle—diluted	$0.09	$0.07	$0.05	$0.10	$0.30	$0.07	$0.03	$0.10	$0.12	$0.32

Net income per common share—basic	$0.02	$0.07	$0.05	$0.10	$0.23	$0.07	$0.03	$0.10	$0.13	$0.32

Net income per common share—diluted	$0.02	$0.07	$0.05	$0.10	$0.23	$0.07	$0.03	$0.10	$0.12	$0.32

Weighted average common shares outstanding—basic	12,652	12,653	12,665	12,674	12,645	12,681	12,672	12,624	12,565	12,635

Weighted average common shares outstanding—diluted	12,652	12,664	12,666	12,675	12,647	12,684	12,691	12,772	12,817	12,741

18. Subsequent Events

        On January 16, 2004, the Company purchased the eastern operations of Web Service Company, Inc. ("Web"), a privately owned laundry facilities contractor headquartered in Redondo Beach, California. Under the terms of the agreement, the Company purchased certain assets, including equipment and laundry facilities management contracts, located in 13 eastern and southeastern states and the District of Columbia. As part of the transaction, the Company also sold Web its equipment and contracts in western states. The transaction is expected to generate approximately $29,000 in net incremental annual revenue for Mac-Gray. The net purchase price of $39,000 was paid in cash, and is subject to certain post-closing adjustments. The Company is in the process of determining the purchase price allocation under the provisions of FAS 141, "Business Combinations".

        In connection with the acquisition, the Company obtained an amendment to its June 24, 2003 Senior Secured Credit Facility. This amendment, dated January 16, 2004, included several changes to the original agreement, including permitting the acquisition of Web's assets, permitting the sale of certain assets to Web, and increased the Company's total borrowing capacity from $80,000 to $105,000. This amendment provides for borrowings under a three year line of credit of up to $70,000 and a five year $35,000 Senior Secured term Loan Facility. Other significant changes included extending the maturity dates of the Revolver portion of the debt from December 31, 2005 to June 30, 2006, and the Term portion of the debt from December 31, 2007 to June 30, 2008. The Term Loan Amortization schedule has been amended to include nineteen quarterly payments of $1,250 and a final payment of the remaining principal balance due at maturity. In addition to the scheduled quarterly payments on the amended Senior Secured Term Loan Facility, the Company is required to pay an amount equal to 50% of the Excess Cash Flow, as defined for each fiscal period provided that the funded debt ratio for each of the preceding four fiscal quarters is greater than 1.50 to 1. This payment is first used to reduce the amended Senior Secured Term Loan Facility with any remaining amounts used to reduce the revolving line of credit.

        Outstanding indebtedness under the amended 2003 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to i.) Prime rate, or ii.) LIBOR plus 2.00%. For periods after June 30, 2004, the Applicable LIBOR Margin may be adjusted quarterly based on certain financial ratios.

        The amended Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The amended Senior Secured Credit Facility includes certain financial and operational covenants. The most restrictive financial ratio is a minimum level of debt service coverage.

        On February 17, 2004, as required by the amended Senior Secured Credit Facility, the Company entered into an additional ISDA interest rate swap agreement to manage the interest rate risk associated with its amended Senior Secured Credit Facility. This agreement has a notional amount of $21,600 and a maturity date in February 2007. The interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.58%.

  Future payments:

        As of January 16, 2004, the scheduled future principal payments on the amended Senior Secured Credit Facility are as follows:

2004	$5,000
2005	5,000
2006	57,903
2007	5,000
2008	15,000

$87,903

MAC-GRAY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003

	Balance Beginning of Year	Charged to Cost and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2001:
Allowance for doubtful accounts and lease reserves	$492	$706	$(181)	$1,017
Year Ended December 31, 2002:
Allowance for doubtful accounts and lease reserves	$1,017	$703	$(870)	$850
Year Ended December 31, 2003:
Allowance for doubtful accounts and lease reserves	$850	$322	$(237)	$935

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data (In Thousands, Except Per Share)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in Thousands)
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
SIGNATURES
  Items 15(a)(1) and (2)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
REPORT OF INDEPENDENT AUDITORS
MAC-GRAY CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
MAC-GRAY CORPORATION CONSOLIDATED INCOME STATEMENTS (In thousands, except share data)
MAC-GRAY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MAC-GRAY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share data)
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS