Form 10-Q
period 2004-03-31
MAC-GRAY CORP
filed 2004-05-14
CIK 1038280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes   ☐     No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 13, 2004:

Class	Number of shares
Common Stock, $.01 Par Value	12,657,438

Item 1.    Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	March 31, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,296	$6,705
Trade receivables, net of allowance for doubtful accounts	9,067	6,798
Inventory of finished goods	4,858	6,170
Prepaid expenses, facilities rent and other current assets	10,466	10,735
Total current assets	29,687	30,408
Property, plant and equipment, net	76,621	88,408
Intangible assets, net	45,289	72,886
Prepaid expenses, facilities rent and other assets	10,408	9,483
Total assets	$162,005	$201,185

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,619	$6,717
Trade accounts payable and accrued expenses	11,436	13,885
Accrued facilities rent	8,380	10,250
Deferred revenues and deposits	1,005	789
Total current liabilities	24,440	31,641
Long-term debt and capital lease obligations	47,254	76,222
Deferred income taxes	20,720	22,060
Deferred retirement obligation	437	411
Other liabilities	425	425
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,449,354 issued and 12,579,494 outstanding at December 31, 2003, and 13,443,754 issued and 12,637,421 outstanding at March 31, 2004)	134	134
Additional paid in capital	68,561	68,568
Accumulated other comprehensive loss	(372)	(719)
Retained earnings	9,439	10,816
	77,762	78,799
Less common stock in treasury, at cost	(9,033)	(8,373)
Total stockholders’ equity	68,729	70,426
Total liabilities and stockholders’ equity	$162,005	$201,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2003	2004

Revenue:
Facilities management revenue	$28,150	$35,070
Sales	7,518	8,211
Other	306	279
Total revenue	35,974	43,560

Cost of revenue:
Cost of facilities management revenues	18,625	23,535
Depreciation and amortization	4,247	4,963
Cost of product sold	5,510	5,950
Total cost of revenue	28,382	34,448

Operating expenses:
Selling, general and administration expenses	5,238	5,869
Loss on early extinguishment of debt	—	183
(Gain) loss on sale of assets	26	(1,233)
Total operating expenses	5,264	4,819

Income from operations	2,328	4,293

Interest and other expense, net	773	1,067
Income before provision for income taxes	1,555	3,226

Provision for income taxes	649	1,387

Net income	$906	$1,839

Net income per common share - basic	$0.07	$0.15
Net income per common share - diluted	$0.07	$0.14
Weighted average common shares outstanding - basic	12,681	12,607
Weighted average common shares outstanding - diluted	12,684	13,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

					Accumulated Other Comprehensive Loss

	Common stock		Additional Paid in Capital				Treasury Stock
	Number of shares	Value		Retained Earnings		Comprehensive Income	Number of shares	Cost	Total

Balance, December 31, 2003	13,449,354	$134	$68,561	$9,439	$(372)		869,860	$(9,033)	$68,729
Net income	—	—	—	1,839	—	$1,839	—	—	1,839
Other comprehensive loss:
Unrealized loss on derivative instruments and reclassification adjustment, net of tax of $231 (Note 4)	—	—	—	—	(347)	(347)	—	—	(347)
Comprehensive income	—	—	—	—	—	$1,492	—	—	—
Options exercised	2,000	—	7	(289)	—		(42,133)	438	156
Retirement of treasury stock	(7,600)	—	—	(79)	—		(7,600)	79	—
Stock issuance - Employee
Stock Purchase Plan	—	—	—	(87)	—		(12,454)	129	42
Stock granted to directors	—	—	—	(7)	—		(1,340)	14	7
Balance, March 31, 2004	13,443,754	$134	$68,568	$10,816	$(719)		806,333	$(8,373)	$70,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except share data)

	Three months ended March 31,
	2003	2004
Cash flows from operating activities:
Net income	$906	$1,839
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisition:
Depreciation and amortization	4,544	5,226
Loss on early extinguishment of debt	—	183
Provision for doubtful accounts and lease reserves	24	63
Loss (gain) on sale of assets	26	(1,233)
Director stock grants	24	7
Non-cash interest (income) expense	(30)	369
Deferred income taxes	436	1,233
Decrease in accounts receivable	532	2,206
Decrease (increase) in inventory	578	(508)
Increase in prepaid expenses, facilities management rent and other assets	(683)	(424)
(Decrease) increase in accounts payable, accrued facilities management rent and accrued expenses	(1,638)	3,830
Decrease in deferred revenues and customer deposits	(106)	(216)
Net cash flows provided by operating activities	4,613	12,575

Cash flows from investing activities:
Capital expenditures	(2,551)	(3,814)
Payments for acquisitions, net of cash acquired	—	(40,481)
Proceeds from sale of assets	18	2,013
Net cash flows used in investing activities	(2,533)	(42,282)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(216)	(352)
Borrowing on mortgage note payable	—	4,000
Payments on 2000 Senior Secured Credit Facility, net	(1,610)	—
Borrowings on 2003 Senior Secured Credit Facility, net	—	27,567
Financing costs	—	(297)
Payments for repurchase of common stock	(15)	—
Proceeds from exercise of stock options	—	156
Proceeds from issuance of common stock	24	42
Net cash flows (used in) provided by financing activities	(1,817)	31,116

Increase in cash and cash equivalents	263	1,409
Cash and cash equivalents, beginning of period	5,016	5,296
Cash and cash equivalents, end of period	$5,279	$6,705

Supplemental disclosure of non-cash investing and financing activities: During the three months ended March 31, 2003 and 2004, the Company acquired various vehicles under capital lease agreements totaling $191 and $825, respectively.

The Company retired 7,600 shares of treasury stock at a cost of $79 during the three months ended March 31, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mac-Gray Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except per share data)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and rule 10-01 of Regulation S-X.  The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of the management of Mac-Gray Corporation (the “Company” or “Mac-Gray”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments), which are necessary to present fairly the Company’s financial position, the results of its operations, and its cash flows.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2003 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K for the year ended December 31, 2003.  The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company generates the majority of its revenue from card/coin-operated laundry equipment located in the Northeastern, Midwestern and Southeastern United States.  A significant portion of its revenue is also derived from the sale of the Company’s MicroFridge® product lines.  The Company’s principal customer base is the multi-housing market, which consists of apartments, condominium units, colleges and universities, military bases, hotels and motels.  The Company also sells, services and leases commercial laundry equipment to commercial laundromats and institutions.  The majority of the Company’s purchases of laundry equipment are from one supplier.  The Company also derives a small portion of its revenue from card/coin-operated reprographic equipment.

2.              Long Term Debt

On June 24, 2003, the Company refinanced its outstanding Senior Secured Credit Facility with a group of banks.  This transaction retired both the June 2000 Revolving Line of Credit and the June 2000 Senior Secured Term Loan Facility, which were due to expire in July 2004 and June 2005, respectively.  On January 16, 2004, the Company and its group of banks amended the June 24, 2003 Senior Secured Credit Facility.

The amended Revolving Line of Credit and Term Loan Facility (the “2003 Senior Secured Credit Facility”) provides for borrowings up to $105,000 with borrowings under a three-year Revolving Line of Credit of up to $70,000 and a five-year $35,000 Senior Secured Term Loan Facility.  The 2003 Senior Secured Credit Facility, as amended, includes several changes to the original agreement, including permitting the acquisition of laundry facilities management assets from Web Service Company, Inc. and the sale of certain assets.  Other significant changes included extending the maturity dates of the Revolver portion of the debt from June 30, 2006 to December 31, 2006, and the Term portion of the debt from June 30, 2008 to December 31, 2008. The Term Loan Amortization schedule has been amended to include nineteen quarterly payments of $1,250 and a final payment of the remaining principal balance due at maturity.  In addition to the scheduled quarterly payments on the Senior Secured Term Loan Facility, the Company is required to pay an amount equal to 50% of the Excess Cash Flow, as defined, for each fiscal year provided that the funded debt ratio for each of the preceding four fiscal quarters is greater than 1.50 to 1.  This payment is first used to reduce the Senior Secured Term Loan Facility with any remaining amounts used to reduce the Revolving Line of Credit.  No Excess Cash Flow payment was required at December 31, 2003.

Outstanding indebtedness under the 2003 Senior Secured Credit Facility bears interest, at the Company’s option, at a rate equal to Prime, or LIBOR plus 2.00%. For periods after June 30, 2004, the Applicable LIBOR margin may be adjusted quarterly based on certain financial ratios.  The average rate at December 31, 2003 and March 31, 2004 was 4.1% and 4.3%, respectively.

The 2003 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2003 Senior Secured Credit Facility includes certain financial and operational covenants. The most restrictive financial ratio is a minimum level of debt service coverage.  The Company was in compliance with all financial covenants at March 31, 2004.

The 2003 Senior Secured Credit Facility contains a commitment fee equal to 0.25% per annum of the average daily-unused portion of the 2003 Senior Secured Credit Facility provided that the Funded Debt Ratio is less than 1.75 to 1.00.  If the Funded Debt ratio is greater than or equal to 1.75 to 1.00, the commitment fee is equal to 0.375% per annum of the average daily-unused portion of the 2003 Senior Secured Credit Facility.  As of March 31, 2004, the Company’s commitment fee was equal to 0.375%.

As of March 31, 2004, there was $34,286 outstanding under the term loan, $41,975 outstanding under the revolving line of credit, and $377 outstanding letters of credit.  The unused balance under the revolving line of credit was $27,648 at March 31, 2004.

Required payments under the 2003 Senior Secured Credit Facility are as follows:

2004 (9 months)	$4,286
2005	5,000
2006	56,975
2007	5,000
2008	5,000
Thereafter	—
$76,261

Concurrent with the January 16, 2004 amendment to the 2003 Senior Secured Credit Facility, the Company expensed approximately $183 in deferred financing costs.

On March 4, 2004, the Company secured a mortgage note on its corporate headquarters in Cambridge, Massachusetts in the amount of $4,000.  The note has a fixed interest rate of 4.59%, a twenty-five year amortization, which includes quarterly payments of $40 plus interest beginning in June 2004, and a balloon payment of $3,280 upon its maturity on December 31, 2008.  The note is collateralized by the mortgaged property and contains a cross default provision with the 2003 Senior Secured Credit Facility.

Long-term debt also includes various notes payable totaling $290 at December 31, 2003, and $259 at March 31, 2004.

3.              Acquisitions

On January 16, 2004, the Company acquired substantially all the assets of the eastern region of Web Service Company, Inc.  In addition, the Company sold certain of its laundry facilities management assets in several western states for approximately $2,000 to Web Service Company, Inc.  This sale resulted in a gain of approximately $1,200.  The acquisition has been reflected in the accompanying consolidated financial statements from the date of acquisition, and has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”.  The total purchase price of $41,422 has been allocated to the acquired assets and liabilities based on estimates of their related fair value.  The Company engaged an independent business appraisal firm to estimate the fair value of the assets acquired and to determine the proper allocation of the purchase price and the useful lives to be assigned where applicable.  A twenty-year amortization period has been assigned to the acquired contract rights and a five-year depreciation period was assigned to the acquired used laundry equipment.  The acquisition of these assets, which are primarily in the Company’s existing geographical markets, helps fulfill the Company’s strategic objective of increasing laundry equipment density, thereby achieving a higher level of operational efficiencies.

The total purchase price, including costs of acquisition of $387, was allocated as follows:

Contract Rights	$28,060
Equipment	12,027
Inventory	804
Accrued Cash in Box	941
Furniture & Fixtures	30
Non-Compete Agreement	49
Accrued Facilities Management Rent	(489)

Total Purchase Price	$41,422

The following unaudited pro forma operating results of the Company assume the acquisition took place on January 1, 2003.  Such information includes adjustments to reflect additional depreciation, amortization and interest expense, and is not necessarily indicative of what the results of operations would have been or the results of operations in future periods.

Three Months Ended March 31,
2003

Net revenue	$43,840
Net income	905
Net income per share:
Basic	$.07
Diluted	$.07

4.              Derivative Instruments

As required by the 2003 Senior Secured Credit Facility, the Company has entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its 2003 Senior Secured Credit Facility.  The Company has also elected to enter into a swap agreement to coincide with the mortgage note payable.  The Company has designated its interest rate swap agreements as cash flow hedges.  The table below outlines the details of each swap agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount March 31, 2004	Expiration Date	Fixed Rate

Jun 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
Jun 24, 2003	$20,000	Amortizing	$17,857	Jun 30, 2008	2.34%
Feb 17, 2004	$21,600	Fixed	$21,600	Feb 17, 2007	2.58%
Mar 8, 2004	$4,000	Amortizing	$4,000	Dec 31, 2008	3.09%

In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate.  If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution.  Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease.  The Company is exposed to credit loss in the event of non-performance by the counter party to the swap agreement; however, nonperformance is not anticipated.

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.  At March 31, 2004, the fair value of the Swap Agreements, net of related taxes, was an unrealized loss of $3.  This amount has been included in other assets on the consolidated balance sheet.

On June 24, 2003, the Company terminated its two $20,000 interest rate swap agreements, which had been in effect since February 2000 and January 2002, respectively.  The January 2002 interest rate swap agreement was due to expire in February 2004 while the February 2000 interest rate swap agreement was due to expire in February 2005.  The Company paid $3,037 to terminate both the February 2000 and January 2002 swap agreements.  The accumulated other comprehensive losses related to the terminated interest rate swap agreements are reclassified against current period earnings in the same period the forecasted interest payments affect earnings.  Upon termination, there was $1,419, net of taxes of $946, included in accumulated other comprehensive loss.  The $88 associated with the January 2002 interest rate swap agreement was reclassified as an earnings charge through February 2004 and the $1,331 associated with the February 2000 interest rate swap agreement is being reclassified as an earnings charge through February 2005.

The changes in accumulated other comprehensive loss relate entirely to the Company’s interest rate swap agreements.  The components of other comprehensive income (loss) are as follows:

	For the three months ended
	March 31, 2003	March 31, 2004

Unrealized gain (loss) on derivative instruments	$233	$(947)
Reclassification adjustment	100	369
Total other comprehensive income (loss) before income taxes	333	(578)
Income tax (expense) benefit	(133)	231
Total other comprehensive income (loss)	$200	$(347)

5.              Goodwill and Other Intangible Assets

Goodwill, which will not be further amortized, and intangible assets to be amortized consist of the following:

	As of December 31, 2003
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry	$37,718		$37,718
MicroFridge®	223		223
	37,941		37,941
Intangible assets:
Laundry and reprographics:
Non-compete agreements	4,532	$3,812	720
Contract rights	9,832	4,652	5,180
MicroFridge®:
Customer lists	1,451	538	913
Deferred financing costs	921	386	535
	16,736	9,388	7,348
Total intangible assets	$54,677	$9,388	$45,289

	As of March 31, 2004
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry	$37,718		$37,718
MicroFridge®	223		223
	37,941		37,941
Intangible assets:
Laundry and reprographics
Non-compete agreements	4,580	$3,895	685
Contract rights	37,894	5,118	32,776
MicroFridge®
Customer lists	1,451	564	887
Deferred financing costs	1,024	427	597
	44,949	10,004	34,945
Total intangible assets	$82,890	$10,004	$72,886

Estimated future amortization expense of intangible assets consists of the following:

2004 (nine months)	$1,913
2005	2,461
2006	2,393
2007	2,250
2008	2,239
Thereafter	23,689
$34,945

Amortization of intangible assets for the three months ended March 31, 2003 and 2004 was $374 and $626, respectively.

6.              Commitments and Contingencies

The Company is involved in various litigation proceedings arising in the normal course of business.  In the opinion of management, the Company’s ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

7.              New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46, as revised in December 2003, must be applied at the end of periods ending after March 15, 2004, and is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of the revised FIN 46 by the Company did not have any impact on the Company’s results of operations or financial position, as at this time the Company does not have a controlling interest in any variable interest entities. The Company will apply the consolidation requirement of FIN 46 in future periods if it should own any interest in any variable interest entity.

8.              Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Three Months Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Net income available to common stockholders – basic	$906	12,681	$0.07

Effect of dilutive securities:
Stock options		3
Net income available to common stockholders – diluted	$906	12,684	$0.07

	For the Three Months Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Net income available to common stockholders – basic	$1,839	12,607	$0.15

Effect of dilutive securities:
Stock options		410
Net income available to common stockholders – diluted	$1,839	13,017	$0.14

There were 934 and 102 shares under option plans that were excluded from the computation of diluted earnings per share at March 31, 2003 and 2004, respectively, due to their anti-dilutive effects.

9.              Segment Information

The Company operates three business units which are based on the Company’s different product and service categories: Laundry, MicroFridge® and Reprographics.  These three business units have been aggregated into two reportable segments (“Laundry and Reprographics” and “MicroFridge®”).  The Laundry and Reprographics business units have been aggregated into one reportable segment since many operating functions of the laundry and reprographics operations are integrated.  The Laundry business unit provides coin and card-operated laundry equipment to multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes.  The Laundry business unit also operates as a distributor of and provides service to commercial laundry equipment in public laundromats, as well as institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities.  The MicroFridge® segment sells its own patented and proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes colleges and universities, government, hotel, motel and assisted living facilities.  The MicroFridge® segment also sells laundry equipment to the United States government.  The Reprographics business unit provides coin and card-operated reprographics equipment to academic and public libraries.

There are no intersegment revenues.

The tables below present information about the operations of the reportable segments of Mac-Gray for the three months ended March 31, 2003 and 2004.  The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments.

For the three months ended March 31, 2004, the Company has included sales of laundry equipment to the United States government in the MicroFridge® division.  In past quarterly and annual financial statements these sales were included in the laundry equipment sales results, which are included in the Laundry and Reprographics segment information.  The Company has reclassified sales of laundry equipment to the United States government to be included in the MicroFridge® division for the quarter ended March 31, 2003.  Sales of laundry equipment to the United States government were $537 and $416 for the periods ended March 31, 2003 and 2004, respectively.  For the year ended December 31, 2003, these sales were $3,062. The Company has elected to report United States government sales of laundry equipment in the MicroFridge® business segment due to the following considerations:

•                  The Company’s United States government business is developed and sold by employees of the MicroFridge® division.

•                  The order processing and other logistical functions related to these sales and deliveries are handled by employees of the MicroFridge® division.

•                  The management of the MicroFridge® division is held accountable for the business relationships with the United States government, and report on the results of this business to senior management on a regular basis.

For these reasons, management is of the opinion it is more appropriate to report sales of laundry equipment to the United States government in the MicroFridge® division for segment reporting purposes.

	For the three months ended March 31, 2003	For the three months ended March 31, 2004

Revenue:
Laundry and Reprographics	$31,146	$38,033
MicroFridge®	4,828	5,527
Total	35,974	43,560
Gross margin:
Laundry and Reprographics	6,606	7,790
MicroFridge®	986	1,322
Total	7,592	9,112
Selling, general and administration expenses	5,238	5,869
Loss on early extinguishment of debt	—	183
Loss (gain) on sale of assets	26	(1,233)
Interest and other expenses, net	773	1,067
Income before provision for income taxes	$1,555	$3,226

	December 31, 2003	March 31, 2004
Assets
Laundry and Reprographics	$128,890	$166,300
MicroFridge®	24,504	25,922
Total for reportable segments	153,394	192,222
Corporate (1)	6,003	6,396
Deferred income taxes	2,608	2,567
Total assets	$162,005	$201,185

(1)          Principally cash, prepaid expenses and property, plant & equipment.

10.       Stock Compensation

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

If the company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended March 31,
	2003	2004
Stock-based employee compensation expense, as reported	$—	$—
Net income, as reported	$906	$1,839
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(41)	(86)
Pro forma net income	$865	$1,753

Earnings per share:
Basic, as reported	$0.07	$0.15
Basic, pro forma	$0.07	$0.14

Diluted, as reported	$0.07	$0.14
Diluted, pro forma	$0.07	$0.13

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

The activity for the three months ended March 31, 2004 is as follows:

Accrued Warranty

Balance, December 31, 2003	$250
Accruals for warranties issued	28
Accruals for pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind)	(28)
Balance, March 31, 2004	$250

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  These forward-looking statements reflect the Company’s current views about future events and financial performance.  Investors should not rely on forward-looking statements because they are subject to a variety of factors that could cause actual results to differ materially from the Company’s expectations.  Factors that could cause or contribute to such differences include, but are not limited to: ability to meet future capital requirements to replace equipment and implement new technology; compliance with financial and operational covenants included in the 2003 Senior Secured Credit Facility; dependence upon certain suppliers, such as Maytag Corporation; lease renewals; retention of senior executives; market acceptance of new products and services; the impact of multi-housing vacancy rates; implementation of acquisition strategy; integration of acquired businesses; and those factors discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors” in Mac-Gray’s Annual Report on Form 10-K for the year ended December 31, 2003, and Mac-Gray’s other filings with the Securities and Exchange Commission (“SEC”).

Overview

Mac-Gray operates three business segments, based on different product and service categories: laundry (including facility management and equipment sales); MicroFridge®; and reprographics. The two laundry business units (facility management and equipment sales) and the reprographics business unit have been aggregated into one reportable segment (laundry and reprographics) since many operating functions of the laundry and reprographics operations are commingled.

Mac-Gray derives its revenue principally as a laundry facilities management contractor for the multi-housing industry.  Mac-Gray also sells and services commercial laundry equipment and MicroFridge® equipment and operates card/coin-operated reprographics equipment in academic and public libraries.  Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge® equipment under long-term leases with property owners, colleges and universities, and governmental agencies.  Mac-Gray’s laundry facilities management segment is comprised of revenue-generating laundry machines, operated in approximately 34,000 multi-housing laundry rooms located in 27 states and the District of Columbia.  Mac-Gray’s laundry facilities management operations are conducted primarily in the Northeast, Mid-Atlantic, Southeast and Mid-Western United States. Mac-Gray’s reprographics segment derives revenue principally through managing card/coin operated reprographics equipment in college and municipal libraries and is concentrated in the northeastern United States, with smaller operations in the Mid-Atlantic and the Midwest.

Mac-Gray sells and services commercial laundry equipment manufactured by The Maytag Corporation, and sells laundry equipment manufactured by American Dryer Corp., The Dexter Company, and Whirlpool Corporation.  Additionally, the Company sells or rents laundry equipment to restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities.

The MicroFridge® segment derives revenue through the sale and rental of its MicroFridge® Units to military bases, the hotel and motel market, colleges and universities and assisted living facilities.  The MicroFridge® segment also derives revenue through the sales of laundry equipment to the United States government.  Beginning in the first quarter of 2004, the Company has reported the sales of laundry equipment to the United States government as revenue of the MicroFridge® segment. The comparable quarter in 2003 has been restated in the segment-reporting table of Footnote 9 of the condensed consolidated financial statements included in this report.

The historical financial information presented herein represents the consolidated results of Mac-Gray.  The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto presented elsewhere in this report and with the annual financial statements and related notes previously filed by Mac-Gray with the SEC in its Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Developments

On January 16, 2004, the Company acquired substantially all of Web Service Company, Inc.’s laundry facilities management assets in 13 eastern and southeastern states and the District of Columbia.  The purchase price consisted of approximately $41 million in cash.  The Company also sold to Web Service Company Inc. certain laundry facility management assets and related contracts in several western states for approximately $2 million.  These transactions, when combined, will add approximately $29 million of annual net revenue, representing approximately 28% of our 2003 revenue derived from laundry facility management operations.

The total purchase price, including costs of acquisition of $387, was allocated as follows:

Contract Rights	$28,060
Equipment	12,027
Inventory	804
Accrued Cash in Box	941
Furniture & Fixtures	30
Non-Compete Agreement	49
Accrued Facilities Management Rent	(489)

Total Purchase Price	$41,422

Concurrent with the acquisition, the Company amended its 2003 Senior Secured Credit Facility to increase the facility from $80 million to $105 million, consisting of a $70 million three-year revolving credit line and a $35 million five-year term loan.  In addition to the increased borrowing capacity and providing for the acquisition of Web’s assets and the sale of certain of our assets to Web, this amendment extends the terms of the revolving credit line and term loan to December 31, 2006 and December 31, 2008, respectively.  The 2003 Senior Secured Credit Facility continues to be collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all the capital stock of its subsidiaries. The term loan amortization schedule has been amended to include nineteen quarterly payments of $1,250 and a final payment of the remaining principal balance due at maturity.

Results of Operations (Dollars in thousands)

Three months ended March 31, 2004 compared to three months ended March 31, 2003.

Revenue.

Revenue in each of our facilities management, rental and sales businesses for the three months ended March 31, 2003 and 2004 were as follows:

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2003	2004

Laundry facilities management	$26,897	$34,023	$7,126	26%
Laundry equipment sales	2,986	2,949	(37)	-1%
Reprographics facilities management	1,263	1,061	(202)	-16%
Total Laundry & Reprographics	31,146	38,033	6,887	22%
MicroFridge® equipment sales and rental	4,828	5,527	699	14%
Total revenue	$35,974	$43,560	$7,586	21%

Total revenue for the three months ended March 31, 2004 was $43,560, as compared to $35,974 for the same period in 2003, for an increase of $7,586, or 21%.  This increase is primarily attributable to the revenue associated with the laundry facilities management business acquired from Web Service Company, Inc. on January 16, 2004, which contributed $5,838, or 77% of the total increase.  The MicroFridge® division’s increase of $699 accounted for 9% of the total increase in revenue for the quarter ended March 31, 2004.  Partially offsetting these increases was a decrease in Reprographics revenue of $202 in the quarter ended March 31, 2004 as compared to the same quarter in 2003.

Laundry revenue for the three months ended March 31, 2004 was comprised of facilities management revenue of $34,023, and the sale of laundry equipment of $2,949 as compared to the first quarter of 2003 when facilities management revenue was $26,897, and the sale of laundry equipment was $2,986.  The increase in laundry facilities management revenue of $7,126, or 26%, as compared to the first quarter of 2003 was attributable primarily to the revenue associated with the purchase of the laundry facilities management business from Web Service Company, Inc. on January 16, 2004, which generated $5,838 or 82% of the increase in laundry facilities management revenue.  The remaining $1,288 of this increase was attributable primarily to laundry equipment added in the field since a year ago as well as selected vend price increases.  This additional equipment was added through successful internal sales efforts.  These increases were offset in part due to reduced usage of the Company’s equipment in apartment building laundry rooms as a result of high apartment vacancy rates.  Although independent data is currently reporting that the apartment vacancy rate did not increase during the first quarter of 2004 as compared to the first quarter of 2003 in most of the markets where the Company conducts its laundry facilities management business, the Company’s internal data indicates some increases in apartment vacancy rates as compared to the first quarter of 2003.  The Company has somewhat mitigated the apartment vacancy increase due to the significant amount of laundry facilities management revenue derived from its substantial base of college accounts which primarily maintain constant occupancy rates except during the summer months.

Sales of laundry equipment were essentially flat for the first quarter of 2004 as compared to the same period a year ago.  Management is cautiously optimistic for this business as the laundromat industry is showing signs of increased capital spending.

MicroFridge® equipment sales and rental revenue increased by $699, or 14%, for the first quarter of 2004 as compared to the same period in 2003.  This increase resulted principally from a 29% increase in sales to the United States government resulting from increased government spending primarily on military housing, and a broader product offering.  Beginning in the first quarter of 2004, the Company has reported the sales of laundry equipment to the United States government as revenue of the MicroFridge® segment. The comparable quarter in 2003 has been restated in the segment-reporting table of Footnote 9 of the condensed consolidated financial statements included in this report.  In the first quarter of both 2004 and 2003, the majority of MicroFridge® sales to the government consisted of MicroFridge® equipment.

Reprographics revenue totaled $1,061 for the three months ended March 31, 2004 as compared to $1,263 for the same period in 2003, a decrease of $202, or 16%. The revenue decline is primarily attributable to the continued decline in copy volume at public and private libraries due to the continued increase in printing from the Internet as well as the Company’s strategy of discontinuing customer contracts that do not provide the level of business to justify continued investment.

Cost of Facilities Management Revenue. Cost of facilities management revenue includes rent paid to facilities management clients as well as those costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue increased by $4,910, or 26%, to $23,535 in the first quarter of 2004 from $18,625 for the same period in 2003.  As a percentage of facilities management revenue, these costs have increased to 67% for the first quarter of 2004 compared to 66% for the same period in 2003.  The primary cause of the cost increase was the addition of the costs of the business acquired from Web Service Company, Inc. in January 2004.  As a percentage of revenue, laundry facilities management rent expense in the first quarter of 2004 as compared to the first quarter of 2003 has increased due to the acquired business having a higher contractual cost of facilities management rent than the Company’s pre-existing laundry facilities management business.  This increase has been offset by lower operating expenses, as a percentage of revenue, in the first quarter of 2004 as compared to the same period in 2003.  These lower operating expenses, expressed as a percentage of revenue, resulted from the elimination of several expenses, which were redundant once the integration of the acquired business began in the first quarter of 2004.

Depreciation and Amortization.  Depreciation and amortization increased by $716, or 17%, to $4,963 for the three months ended March 31, 2004 as compared $4,247 for the same period in 2003.  This increase was primarily attributable to the assets and contracts comprising the laundry facilities management business purchased in January 2004.  The laundry facilities management field equipment acquired had an appraised value of approximately $12,027 as of the acquisition date. The Company is depreciating this equipment over five years.  The contract rights acquired had an appraised value of approximately $28,060 as of the acquisition date and are being amortized over twenty years. Also contributing to the increased depreciation expense was new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts are renegotiated.

Cost of Product Sold.  Cost of product sold consists primarily of the cost of laundry equipment, MicroFridge® equipment, parts and supplies sold.  Cost of product sold increased $440, or 8%, to $5,950 in the first quarter of 2004, as compared to $5,510 for the same period in 2003.  As a percentage of sales, cost of product sold was approximately 73%.  This percentage is a combination of laundry equipment sales generating a slightly lower gross margin for the period ended March 31, 2004 as compared to the same period in 2003, while MicroFridge® sales generated a slightly higher gross margin for the same period.  The variation in percentages is due primarily to the changes in product mix.

Selling, General and Administration Expenses.  Selling, general and administration expense increased by $631, or 12%, to $5,869 for the three months ended March 31, 2004, as compared to $5,238 for the three months ended March 31, 2003. As a percentage of revenue, selling, general and administration expense decreased to 13% for the three months ended March 31, 2004 from 15% for the same period in 2003.  The increase of $631 is primarily attributable to increases in general liability insurance and the Company’s portion of employee health insurance as well as increased administrative depreciation expense resulting from the purchase of computer equipment.

Loss on early extinguishment of debt.   In connection with the January 16, 2004 acquisition of Web Service Company, Inc.’s Eastern Region assets and the corresponding amendment to the Company’s 2003 Senior Secured Credit Facility, $183 of unamortized financing costs associated with the June 2003 loan agreement was expensed during the three months ended March 31, 2004.

Gain (loss) on sale of assets.   During the period ended March 31, 2004, the Company realized a gain on the sale of certain laundry facilities equipment and contracts of $1,233 primarily relate to the sale to Web Service Company, Inc. of all its laundry facilities equipment and related contracts in several western states for approximately $2,000. Also included in the transaction were prepaid facilities rent, equipment and parts inventory.  In 2003, the Company realized a loss of approximately $26 on the sale of miscellaneous laundry and MicroFridge® equipment in the ordinary course of its business.

Income from operations.   Income from operations was $4,293 for the three months ended March 31, 2004 as compared to $2,328 for the same period in 2003, for an increase of $1,965, or 84%.  Excluding the loss on early extinguishment of debt and the (gain) loss on sale of assets, income from operations would have been  $3,243 for the first quarter of 2004 and $2,354 of the same period in 2003, or a 38% increase.  This increase is due primarily to the reasons discussed above.

A reconciliation of Income from operations to Income from operations, as adjusted is provided below:

	March 31,		% Change
	2003	2004

Income from operations	$2,328	$4,293	84%
Loss on early extinguishment of debt	—	183
Loss (gain) on sale of fixed assets	26	(1,233)
Income from operations, as adjusted	$2,354	$3,243	38%

Interest and Other Expense.  Interest and other expenses, which is comprised primarily of interest expense, increased by $294, or 38%, to $1,067 for the period ended March 31, 2004, as compared to $773 for the same period in 2003.  The increase is attributable to the increased borrowings in January 2004 to finance the approximately $40 million acquisition of Web’s laundry facilities management business.  Non-cash interest expense associated with the accounting treatment of the Company’s interest rate swap agreements resulted in interest expense in the period ending March 31, 2004 of $369, as compared to interest income for the same period of 2003 of $30.

Provision for Income Taxes.  The provision for income taxes increased by $738, or 114%, to $1,387 for the three months ended March 31, 2004 compared to $649 for the three months ended March 31, 2003.  The increase is due primarily to an increase in taxable income. The effective tax rate increased to 43% for the period ended March 31, 2004, compared to 42% for the period ended March 31, 2003 primarily due to deductions for financial reporting purposes that are not deductible for tax purposes.

Seasonality

The Company experiences moderate seasonality as a result of its significant operations in the college and university market.  Revenues derived from the college and university market typically represent approximately 25% of the Company’s total annual revenue.  Academic route and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters.  Conversely, the Company’s operating and capital expenditures have historically been higher during the third calendar quarter, when the Company installs a large number of machines while colleges and universities are generally on summer break.  Product sales, principally of MicroFridge® products, to this market are also typically higher during the third calendar quarter as compared to the rest of the calendar year.  The laundry facilities management business acquired in January 2004 is not expected to affect the degree of seasonality experienced by the Company.

Liquidity and Capital Resources (Dollars in thousands)

For the three months ended March 31, 2004, Mac-Gray’s source of cash has been primarily from operating activities and, in connection with the acquisition of Web’s eastern laundry facilities management business, funds borrowed under the Company’s credit facility.  In addition to the January 2004 acquisition, the Company’s primary uses of cash have been the purchase of new laundry machines and MicroFridge® equipment, and reduction of debt.  The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on outstanding indebtedness, capital expenditures, and other purposes.

For the three months ended March 31, 2004 and 2003, cash flows provided by operations were $12,575 and $4,613, respectively.  Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sold, and selling, general and administration expenses.  The increase for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is attributable primarily to ordinary changes in working capital and the addition of the laundry facilities management business acquired in January 2004.  The most significant increases in cash flows provided by operating activities were a larger increase in accounts payable, accrued facilities management rent and accrued expenses, a larger decrease in accounts receivable and the gain on sale of assets.  The decrease in accounts receivable was primarily attributable to the collection of outstanding balances due the Company for sales occurring in the fourth quarter of 2003.  Sales of laundry and MicroFridge® equipment in the fourth quarter of 2003 exceeded sales of those products in the first quarter of 2004.  The increase of $3,830 in accounts payable, accrued facilities management rent and accrued expenses is primarily due to the timing of purchases of inventory, capital equipment and services and when such expenditures are due to be paid.  The January acquisition of the laundry facilities management business also caused an increase in accrued facilities management rent at March 31, 2004 as compared to March 31, 2003. Depreciation expense and deferred income taxes have increased in the period ended March 31, 2004, as compared to the period ended March 31, 2003, due to the capital expenditures incurred in the first quarter of 2004 being higher than the first quarter of a year ago, and the January acquisition.

For the three months ended March 31, 2004 and 2003, cash flows used in investing activities was $42,282 and $2,533, respectively.  The increase was primarily the January acquisition of Web’s eastern laundry facilities management business and contracts of $40,481.  Other capital expenditures for the first quarter of 2004 and 2003 were $3,814 and $2,551, respectively.  This increase of $1,263, or 50% was the result of more laundry equipment being placed in service, and more laundry facilities contracts being renegotiated in the first quarter of 2004 than in the same period on 2003, due in part to the addition of laundry facilities contracts acquired in January.  Cash flows used in investing activities also include $2,000 of proceeds from the January 2004 sale of laundry facilities equipment and contracts in several western states.

For the three months ended March 31, 2004 and 2003, cash flows provided by (used in) financing activities were $31,116 and $(1,817), respectively.  Cash flows provided by (used in) financing activities consist primarily of proceeds from and repayments of bank borrowing, and other long-term debt, which increased due to borrowings to fund the Web acquisition.  Also included in the period ended March 31, 2004 is the financing cost related to the 2003 Senior Secured Credit Facility amendment obtained in January in connection with the acquisition.

On June 24, 2003, the Company refinanced its outstanding Senior Secured Credit Facility with a group of banks.  This transaction retired both the June 2000 Revolving Line of Credit and the June 2000 Senior Secured Term Loan Facility, which were due to expire in July 2004 and June 2005, respectively.  On January 16, 2004, the Company obtained an amendment to its 2003 Senior Secured Credit Facility in connection with the Web Service Company, Inc. acquisition.

The 2003 Senior Secured Credit Facility provides for borrowings up to $105,000, consisting of a $70,000 three-year revolving credit line and a $35,000 five-year term loan.  In addition to the increased borrowing capacity and providing for the acquisition of laundry facilities management assets and the sale of certain assets, this amendment extends the terms of the Revolving Credit Facility and the Term Loan Facility to December 31, 2006 and December 31, 2008, respectively.  The 2003 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all the capital stock of its subsidiaries. The term loan amortization schedule has been amended to include nineteen quarterly payments of $1,250 and a final payment of the remaining principal balance due at maturity.  In addition to the scheduled quarterly payments, the Company is required to pay an amount equal to 50% of the Excess Cash Flow, as defined, for each fiscal year in the event that the funded debt ratio for each of the preceding four fiscal quarters is greater than 1.50 to 1.  This payment is first used to reduce the 2003 Senior Secured Term Loan Facility with any remaining amounts used to reduce the revolving line of credit.  No Excess Cash Flow payment was required at December 31, 2003.  As of March 31, 2004, there was $34,286 outstanding under the term loan and $41,975 outstanding under the revolving line of credit. The available balance under the revolving line of credit as of March 31, 2004 was $27,647.  At March 31, 2004 outstanding letters of credit amounted to $377.

Outstanding indebtedness under the 2003 Senior Secured Credit Facility bears interest, at the Company’s option, at a rate equal to the Prime, or LIBOR plus 2.00%.  The average interest rate was approximately 4.3% as of March 31, 2004, compared with approximately 6.1% as of March 31, 2003.  For periods after June 30, 2004 the Applicable LIBOR margin may be adjusted quarterly based on certain financial ratios.

The 2003 Senior Secured Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most restrictive financial ratio is a minimum level of debt service coverage.  The Company was in compliance with all financial covenants at March 31, 2004.

On March 4, 2004, the Company secured a mortgage note on its corporate headquarters in Cambridge, Massachusetts in the amount of $4,000.  The note has a fixed interest rate of 4.59%, a twenty-five year amortization, which includes quarterly payments of $40 plus interest beginning in June 2004, and a balloon payment of $3,280 upon its maturity on December 31, 2008.  The note is collateralized by the mortgaged property and contains a cross default provision with the 2003 Senior Secured Credit Facility.

As required by the 2003 Senior Secured Credit Facility, the Company entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its 2003 Senior Secured Credit Facility.  The Company has also elected to enter into a swap agreement to coincide with the amortizing mortgage note.  The Company has designated its interest rate swap agreements as cash flow hedges.

The table below outlines the details of each swap agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount March 31, 2004	Expiration Date	Fixed Rate

Jun 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
Jun 24, 2003	$20,000	Amortizing	$17,857	Jun 30, 2008	2.34%
Feb 17, 2004	$21,600	Fixed	$21,600	Feb 17, 2007	2.58%
Mar 8, 2004	$4,000	Amortizing	$4,000	Dec 31, 2008	3.09%

In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate.  If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution.  Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease.  The Company is exposed to credit loss in the event of non-performance by the counter party to the swap agreement; however, nonperformance is not anticipated.

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.  At March 31, 2004, the fair value of the Swap Agreements, net of related taxes, was an unrealized loss of $3.  This amount has been included in other assets on the consolidated balance sheet.

On June 24, 2003, the Company terminated its two $20,000 interest rate swap agreements, which had been in effect since February 2000 and January 2002, respectively.  The January 2002 interest rate swap agreement was due to expire in February 2004 while the February 2000 interest rate swap agreement was due to expire in February 2005.  The Company paid $3,037 to terminate both the February 2000 and January 2002 swap agreements.  The accumulated other comprehensive losses related to the terminated interest rate swap agreements are reclassified against current period earnings in the same period the forecasted interest payments affect earnings.  Upon termination, there was $1,419; net of taxes of $946, included in accumulated other comprehensive loss.  The $88 associated with the January 2002 interest rate swap agreement was reclassified as an earnings charge through February 2004 and the $1,331 associated with the February 2000 interest rate swap agreement is being reclassified as an earnings charge through February 2005.

A summary of the Company’s contractual obligations and commitments related to its outstanding long-term debt and future minimum lease payments as of March 31, 2004 is as follows:

Fiscal Year	Long Term Debt	Facilities Rent Commitments	Capital Lease Commitments	Operating Lease Commitments	Total
2004 (nine months)	$4,502	$4,151	$899	$684	$10,236
2005	5,282	5,208	985	684	12,159
2006	57,176	4,411	855	365	62,807
2007	5,160	3,483	312	64	9,019
2008	8,400	2,413	22	—	10,835
Thereafter	—	3,862	—	—	3,862
Total	$80,520	$23,528	$3,073	$1,797	$108,918

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures.  However, we may require external sources of financing for any significant future acquisitions.  Further, the Revolving Credit portion of the 2003 Senior Secured Credit Facility matures in December 2006.  We expect the repayment of the Revolver will require external financing.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. In the normal course of its business, the Company manages its exposure to these risks as described below. The Company does not engage in trading market-risk sensitive instruments for speculative purposes.

Interest Rates—

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at March 31, 2004.

	March 31, 2004
	Expected Maturity Date (In Thousands)
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt:
Fixed rate	$216	$282	$201	$160	$3,400	$—	$4,259
Average interest rate	4.7%	4.7%	4.7%	4.7%	4.7%
Variable rate	$4,286	$5,000	$56,975	$5,000	$5,000	$—	$76,261
Average interest rate	4.3%	4.3%	4.3%	4.3%	4.3%

As required by the 2003 Senior Secured Credit Facility, the Company entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its 2003 Senior Secured Credit Facility.  The Company has designated its interest rate swap agreements as cash flow hedges.

On June 24, 2003, the Company entered into a swap agreement that has a notional amount of $20,000 and a maturity date in June 2008.  This swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.69%.

Also on June 24, 2003, the Company entered into an additional swap agreement that has a notional amount of $20,000 and a maturity date in June 2008.  This swap agreement contains an amortization provision and a fixed rate of 2.34%.  The notional amount of this agreement at March 31, 2004 was $17,857.

On February 13, 2004, the Company entered into an additional swap agreement that has a notional amount of $21,600 and a maturity date in February 2007.  The interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.58%.

On March 8, 2004 the Company entered into an additional swap agreement to manage the interest rate risk associated with its mortgage note payable.  This agreement has a notional amount of $4,000 and a maturity date in December 2008.  This swap agreement contains an amortization provision and a fixed rate of 3.09%.  The notional amount of this agreement at March 31, 2004 was $4,000.

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

Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease.  The Company is exposed to credit loss in the event of non-performance by the counter party to the swap agreement; however, nonperformance is not anticipated.

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.  At March 31, 2004, the fair value of the Swap Agreements, net of related taxes, was an unrealized loss of $3.  This amount has been included in other assets on the consolidated balance sheet.

On June 24, 2003, the Company terminated its two $20,000 interest rate swap agreements, which had been in effect since February 2000 and January 2002, respectively.  The January 2002 interest rate swap agreement was due to expire in February 2004 while the February 2000 interest rate swap agreement was due to expire in February 2005.  The Company paid $3,037 to terminate both the February 2000 and January 2002 swap agreements.  The accumulated other comprehensive losses related to the terminated interest rate swap agreements are reclassified against current period earnings in the same period the forecasted interest payments affect earnings.  Upon termination, there was $1,419, net of taxes of $946, included in accumulated other comprehensive loss.  The $88 associated with the January 2002 interest rate swap agreement was reclassified as an earnings charge through February 2004 and the $1,331 associated with the February 2000 interest rate swap agreement is being reclassified as an earnings charge through February 2005.

As of March 31, 2004, there was $34,286 outstanding under the term loan, $41,975 outstanding under the revolving line of credit, and $4,000 outstanding under the mortgage loan.  The unused balance under the revolving line of credit was $27,647 at March 31, 2004.  The average interest rate was approximately 4.3% at March 31, 2004.

Item 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, and pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in that they provide reasonable assurance that information required to be disclosed by us in the reports we submit or file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a)              Exhibits

31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)             Reports on Form 8-K

On January 28, 2004, the Company filed a current report on Form 8-K reporting under Item 2 that on January 20, 2004 the Company issued a press release announcing that the Company had acquired substantially all of the Eastern Region assets of Web Service Company, Inc. on January 16, 2004 and amended its 2003 Senior Secured Credit Facility and attached as exhibits the press release, the Asset Purchase Agreement dated as of January 16, 2004 and the Company’s Second Amendment to the Revolving Credit and Term Loan Agreement dated as of January 16, 2004.

On February 19, 2004, the Company furnished a current report on Form 8-K reporting under Item 12 that on February 19, 2004 the Company issued a press release announcing the Company’s financial results for the quarter and year ended December 31, 2003 and furnished as exhibits the press release and a transcript of the Company’s earnings call.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
May 13, 2004	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)