Form 10-Q
period 2004-06-30
MAC-GRAY CORP
filed 2004-08-16
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes   ☐   No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 13, 2004:

Class	Number of shares
Common Stock, $.01 Par Value	12,744,088

Item 1.           Financial Statements

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2003	June 30, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,296	$6,831
Trade receivables, net of allowance for doubtful accounts	9,067	6,187
Inventory of finished goods	4,858	5,019
Prepaid expenses, facilities rent and other current assets	10,466	11,118
Total current assets	29,687	29,155
Property, plant and equipment, net	76,621	89,218
Intangible assets, net	45,289	72,214
Prepaid expenses, facilities rent and other assets	10,408	11,435
Total assets	$162,005	$202,022

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,619	$6,144
Trade accounts payable and accrued expenses	11,436	12,573
Accrued facilities rent	8,380	10,274
Deferred revenues and deposits	1,005	524
Total current liabilities	24,440	29,515
Long-term debt and capital lease obligations	47,254	75,870
Deferred income taxes	20,720	22,823
Deferred retirement obligation	437	385
Other liabilities	425	425
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,449,354 issued and 12,579,494 outstanding at December 31, 2003, and 13,443,754 issued and 12,710,938 outstanding at June 30, 2004)	134	134
Additional paid in capital	68,561	68,568
Accumulated other comprehensive (loss) income	(372)	710
Retained earnings	9,439	11,201
	77,762	80,613
Less: common stock in treasury, at cost	(9,033)	(7,609)
Total stockholders’ equity	68,729	73,004
Total liabilities and stockholders’ equity	$162,005	$202,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004

Revenue:
Facilities management revenue	$26,478	$34,725	$54,628	$69,795
Sales	9,177	10,178	16,695	18,389
Other	373	308	679	587
Total revenue	36,028	45,211	72,002	88,771

Cost of revenue:
Cost of facilities management revenues	18,262	23,594	36,887	47,129
Depreciation and amortization	4,302	5,369	8,549	10,332
Cost of product sold	6,593	7,106	12,103	13,056
Total cost of revenue	29,157	36,069	57,539	70,517

Gross margin	6,871	9,142	14,463	18,254

Operating expenses:
Selling, general and administration expenses	5,382	6,618	10,620	12,487
Loss on early extinguishment of debt	381	—	381	183
Gain on sale of assets	(59)	(74)	(33)	(1,307)
Total operating expenses	5,704	6,544	10,968	11,363

Income from operations	1,167	2,598	3,495	6,891

Interest and other expense, net	516	1,056	1,289	2,123
Income before provision for income taxes	651	1,542	2,206	4,768

Provision for income taxes	278	665	927	2,052

Net income	$373	$877	$1,279	$2,716

Net income per common share - basic	$0.03	$0.07	$0.10	$0.21
Net income per common share – diluted	$0.03	$0.07	$0.10	$0.21
Weighted average common shares outstanding - basic	12,672	12,673	12,676	12,640
Weighted average common shares outstanding – diluted	12,691	13,069	12,687	13,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands, except share data)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Treasury Stock
	Number		Paid In	Retained	(Loss)	Comprehensive	Number
	of shares	Value	Capital	Earnings	Income	Income	of shares	Cost	Total

Balance, December 31, 2003	13,449,354	$134	$68,561	$9,439	$(372)		$869,860	$(9,033)	$68,729
Net income	—	—	—	2,716	—	$2,716	—	—	2,716
Other comprehensive income:
Unrealized gain on derivative instruments and reclassification adjustment, net of tax of $722 (Note 4)	—	—	—	—	1,082	1,082	—	—	1,082
Comprehensive income	—	—	—	—	—	$3,798	—	—	—
Options exercised	2,000	—	7	(775)	—		(114,033)	1,185	417
Retirement of treasury stock	(7,600)	—	—	(79)	—		(7,600)	79	—
Stock issuance - Employee Stock Purchase Plan	—	—	—	(87)	—		(12,454)	129	42
Stock granted to directors	—	—	—	(13)	—		(2,957)	31	18
Balance, June 30, 2004	13,443,754	$134	$68,568	$11,201	$710		732,816	$(7,609)	$73,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except share data)

	Six months ended June 30,
	2003	2004
Cash flows from operating activities:
Net income	$1,279	$2,716
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisition:
Depreciation and amortization	9,140	10,872
Loss on early extinguishment of debt	381	183
Provision for doubtful accounts and lease reserves	(27)	75
Gain on sale of assets	(33)	(1,307)
Director stock grants	31	18
Non-cash interest (income) expense	(128)	702
Deferred income taxes	938	1,765
Decrease in accounts receivable	1,037	2,805
Decrease in inventory	1,999	643
Increase in prepaid expenses, facilities management rent and other assets	(1,246)	(1,926)
(Decrease) increase in accounts payable, accrued facilities management rent and accrued expenses	(3,608)	2,542
Decrease in deferred revenues and customer deposits	(542)	(481)
Net cash flows provided by operating activities	9,221	18,607

Cash flows from investing activities:
Capital expenditures	(5,987)	(8,967)
Payments for acquisitions, net of cash acquired	(1,015)	(40,481)
Proceeds from sale of assets	178	2,123
Net cash flows used in investing activities	(6,824)	(47,325)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,162)	(643)
Borrowing on mortgage note payable	—	4,000
Payments on 2000 Senior Secured Credit Facility, net	(54,500)	—
Borrowings on 2003 Senior Secured Credit Facility, net	56,563	26,734
Financing costs	(409)	(297)
Payments for termination of derivative instruments	(3,037)	—
Payments for repurchase of common stock	(82)	—
Proceeds from exercise of stock options	—	417
Proceeds from issuance of common stock	24	42
Net cash flows (used in) provided by financing activities	(2,603)	30,253

(Decrease) increase in cash and cash equivalents	(206)	1,535
Cash and cash equivalents, beginning of period	5,016	5,296
Cash and cash equivalents, end of period	$4,810	$6,831

Supplemental disclosure of non-cash investing and financing activities: During the six months ended June 30, 2003 and 2004, the Company acquired various vehicles under capital lease agreements totaling $490 and $998, respectively.

The Company retired 7,600 shares of treasury stock at a cost of $79 during the six months ended June 30, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mac-Gray Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except per share data)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and rule 10-01 of Regulation S-X.  The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of the management of Mac-Gray Corporation (the “Company” or “Mac-Gray”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments), which are necessary to present fairly the Company’s financial position, the results of its operations, and its cash flows.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2003 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K for the year ended December 31, 2003.  The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.              Long Term Debt

On June 24, 2003, the Company entered into a Senior Secured Credit Facility with a group of banks.  This transaction retired both the June 2000 Revolving Line of Credit and the June 2000 Senior Secured Term Loan Facility, which were due to expire in July 2004 and June 2005, respectively.  On January 16, 2004, the Company and its group of banks amended the June 24, 2003 Senior Secured Credit Facility.

The amended Revolving Line of Credit and Term Loan Facility (the “2003 Senior Secured Credit Facility”) provides for borrowings up to $105,000, with borrowings under a Revolving Line of Credit of up to $70,000 maturing December 31, 2006 and a $35,000 Senior Secured Term Loan Facility maturing December 31, 2008. The Senior Secured Term Loan Facility requires quarterly payments of $1,250 and a final payment of the remaining principal balance due at maturity.  In addition to the scheduled quarterly payments on the Senior Secured Term Loan Facility, the Company is required to pay an amount equal to 50% of Excess Cash Flow, as defined, for each fiscal year if the Funded Debt Ratio (as defined) for each of the preceding four fiscal quarters is less than 1.50 to 1.00.  This payment is first used to reduce the Senior Secured Term Loan Facility with any remaining amounts used to reduce the Revolving Line of Credit.  No Excess Cash Flow payment was required at December 31, 2003.

Outstanding indebtedness under the 2003 Senior Secured Credit Facility bears interest, at the Company’s option, at a rate equal to the prime rate, or LIBOR plus 2.00%. For periods after June 30, 2004, the Applicable LIBOR margin may be adjusted quarterly based on certain financial ratios.  The average interest rate at December 31, 2003 and June 30, 2004 was 4.1% and 4.3%, respectively.

The 2003 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, except for its corporate headquarters, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2003 Senior Secured Credit Facility includes certain financial and operational covenants. The most restrictive financial ratio is a minimum level of debt service coverage.  The Company was in compliance with all financial covenants at June 30, 2004.

The 2003 Senior Secured Credit Facility contains a commitment fee equal to 0.25% per annum of the average daily-unused portion of the 2003 Senior Secured Credit Facility if the Funded Debt Ratio is less than 1.75 to 1.00.  If the Funded Debt Ratio is greater than or equal to 1.75 to 1.00, the commitment fee is equal to 0.375% per annum of the average daily-unused portion of the 2003 Senior Secured Credit Facility.  As of June 30, 2004, the Company’s commitment fee was equal to 0.375%.

As of June 30, 2004, there was $32,500 outstanding under the term loan, $42,928 outstanding under the revolving line of credit, and $377 in outstanding letters of credit.  The available balance under the revolving line of credit was $26,695 at June 30, 2004.

Required payments under the 2003 Senior Secured Credit Facility are as follows:

2004 (6 months)	$2,500
2005	5,000
2006	47,928
2007	5,000
2008	15,000
Thereafter	—
$75,428

Concurrent with the June 24, 2003 refinancing and the January 16, 2004 amendment to the 2003 Senior Secured Credit Facility, the Company expensed approximately $381 and $183 in deferred financing costs, respectively.

On March 4, 2004, the Company secured a mortgage note on its corporate headquarters in Cambridge, Massachusetts in the amount of $4,000.  The note bears interest at a rate of LIBOR plus 1.50%, has a twenty-five year amortization, which includes quarterly payments of $40 plus interest beginning in June 2004, and has a balloon payment of $3,280 upon its maturity on December 31, 2008.  As of June 30, 2004, there was $3,960 outstanding under the mortgage note and the interest rate was 4.59%.  The note is collateralized by the mortgaged property and contains a cross default provision with the 2003 Senior Secured Credit Facility.

Long-term debt also includes various notes payable totaling $290 at December 31, 2003, and $228 at June 30, 2004.

3.              Acquisitions

On January 16, 2004, the Company acquired substantially all the assets of the eastern region of Web Service Company, Inc.  In addition, the Company sold certain of its laundry facilities management assets in several western states for approximately $2,000 to Web Service Company, Inc.  This sale resulted in a gain of approximately $1,218.  The acquisition has been reflected in the accompanying consolidated financial statements from the date of acquisition, and has been accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations.”  The total purchase price of $41,422 has been allocated to the acquired assets and liabilities based on estimates of their related fair value.  The Company engaged an independent business appraisal firm to estimate the fair value of the assets acquired and to advise the Company on the proper allocation of the purchase price and the useful lives to be assigned, where applicable.  A twenty-year amortization period has been assigned to the acquired contract rights and a five-year depreciation period was assigned to the acquired used laundry equipment.  The acquisition of these assets, which are primarily in the Company’s existing geographical markets, helps fulfill the Company’s strategic objective of increasing laundry equipment density, thereby achieving a higher level of operational efficiencies.

The total purchase price, including costs of acquisition of $387, was allocated as follows:

Contract Rights	$28,060
Equipment	12,027
Inventory	804
Accrued Uncollected Cash	941
Furniture & Fixtures	30
Non-Compete Agreement	49
Accrued Facilities Management Rent	(489)

Total Purchase Price	$41,422

The following unaudited pro forma operating results of the Company assume the acquisition took place on January 1, 2003.  Such information includes adjustments to reflect additional depreciation, amortization and interest expense, and is not necessarily indicative of what the results of operations would have been nor the results of operations in future periods.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Net revenue	$43,274	$87,114
Net income	(293)	612
Net income per share:
Basic	$(0.02)	$0.05
Diluted	$(0.02)	$0.05

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

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount June 30, 2004	Expiration Date	Fixed Rate

Jun 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
Jun 24, 2003	$20,000	Amortizing	$17,143	Jun 30, 2008	2.34%
Feb 17, 2004	$21,600	Fixed	$21,600	Feb 17, 2007	2.58%
Mar 8, 2004	$4,000	Amortizing	$3,960	Dec 31, 2008	3.09%

In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate.  If interest expense as calculated is greater, based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater, based on the fixed rate, the Company pays the difference to the financial institution.  Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease.  The Company is exposed to credit loss in the event of non-performance by the counter-party to the swap agreement; however, nonperformance is not anticipated.

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.  At December 31, 2003 and June 30, 2004, the fair value of the Swap Agreements, net of related taxes, was an unrealized gain of $556 and $1,227, respectively.  This amount has been included in other assets on the consolidated balance sheet.

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

The changes in accumulated other comprehensive (loss) income relate entirely to the Company’s interest rate swap agreements.  The components of other comprehensive income are as follows:

	For the three months ended		For the six months ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004

Unrealized gain on derivative instruments	$198	$2,049	$432	$1,102
Reclassification adjustment	25	333	125	702
Total other comprehensive income before income taxes	223	2,382	557	1,804
Income tax expense	(89)	(953)	(223)	(722)
Total other comprehensive income	$134	$1,429	$334	$1,082

5.              Goodwill and Other Intangible Assets

Goodwill, which will not be further amortized, and intangible assets to be amortized consist of the following:

	As of December 31, 2003
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry Equipment	$37,718		$37,718
MicroFridge®	223		223
	37,941		37,941
Intangible assets:
Laundry and reprographics:
Non-compete agreements	4,532	$3,812	720
Contract rights	9,832	4,652	5,180
MicroFridge®:
Customer lists	1,451	538	913
Deferred financing costs	921	386	535
	16,736	9,388	7,348
Total intangible assets	$54,677	$9,388	$45,289

	As of June 30, 2004
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry Equipment	$37,718		$37,718
MicroFridge®	223		223
	37,941		37,941
Intangible assets:
Laundry and reprographics
Non-compete agreements	4,580	$3,980	600
Contract rights	37,894	5,626	32,268
MicroFridge®
Customer lists	1,451	589	862
Deferred financing costs	1,029	486	543
	44,954	10,681	34,273
Total intangible assets	$82,895	$10,681	$72,214

Estimated future amortization expense of intangible assets consists of the following:

2004 (six months)	$1,231
2005	2,462
2006	2,394
2007	2,251
2008	2,240
Thereafter	23,695
$34,273

Amortization of intangible assets for the six months ended June 30, 2003 and 2004 was $729 and $1,304, respectively.

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

8.              Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Three Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Net income available to common stockholders – basic	$373	12,672	$0.03

Effect of dilutive securities:
Stock options		19
Net income available to common stockholders – diluted	$373	12,691	$0.03

	For the Three Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Net income available to common stockholders – basic	$877	12,673	$0.07

Effect of dilutive securities:
Stock options		396
Net income available to common stockholders – diluted	$877	13,069	$0.07

	For the Six Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Net income available to common stockholders – basic	$1,279	12,676	$0.10

Effect of dilutive securities:
Stock options		11
Net income available to common stockholders – diluted	$1,279	12,687	$0.10

	For the Six Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Net income available to common stockholders – basic	$2,716	12,640	$0.21

Effect of dilutive securities:
Stock options		391
Net income available to common stockholders – diluted	$2,716	13,031	$0.21

There were 964 and 57 shares under option plans that were excluded from the computation of diluted earnings per share at June 30, 2003 and 2004, respectively, due to their anti-dilutive effects.

9.              Segment Information

The Company operates three business units which are based on the Company’s different product and service categories: Laundry, MicroFridge® and Reprographics.  These three business units have been aggregated into two reportable segments (“Laundry and Reprographics” and “MicroFridge®.”)  The Laundry facilities management and sales and Reprographics business units have been aggregated into one reportable segment because many operating functions of the laundry and reprographics operations are integrated.  The Laundry business unit provides coin and card-operated laundry equipment to multiple housing facilities such as apartment buildings, universities and public housing complexes.  The Laundry business unit also operates as a distributor of, and provides service to, commercial laundry equipment in public laundromats, as well as institutional purchasers, including hospitals, restaurants and hotels, for use in their own on-premise laundry facilities.  The MicroFridge® segment sells its own patented and proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes colleges and universities, government, hotel, motel and assisted living facilities.  The MicroFridge® segment also sells laundry and kitchen equipment to the United States government and other purchasers.  The Reprographics business unit provides coin and card-operated reprographics equipment to academic and public libraries.

There are no intersegment revenues.

The tables below present information about the operations of the reportable segments of Mac-Gray for the three and six months ended June 30, 2003 and 2004.  The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments.

For the three and six months ended June 30, 2004, the Company has included sales of laundry equipment to the United States government in the MicroFridge® division.  Prior to 2004, these sales were included in the laundry equipment sales results, which are included in the Laundry and Reprographics segment information.  For comparative purposes the Company has reclassified sales of laundry equipment to the United States government to be included in the MicroFridge® division for the three and six months ended June 30, 2003.  Sales of laundry equipment to the United States government were $547 and $476 for the three months ended June 30, 2003 and 2004, respectively and $1,084 and $892 for the six months ended June 30, 2003 and 2004, respectively.  The Company has elected to report United States government sales of laundry equipment in the MicroFridge® business segment due to the following considerations:

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

	For the three months ended June 30, 2003	For the three months ended June 30, 2004	For the six months ended June 30, 2003	For the six months ended June 30, 2004

Revenue:
Laundry and Reprographics	$29,715	$38,568	$60,861	$76,601
MicroFridge®	6,313	6,643	11,141	12,170
Total	36,028	45,211	72,002	88,771
Gross margin:
Laundry and Reprographics	5,457	7,342	12,063	15,132
MicroFridge®	1,414	1,800	2,400	3,122
Total	6,871	9,142	14,463	18,254
Selling, general and administration expenses	5,382	6,618	10,620	12,487
Loss on early extinguishment of debt	381	—	381	183
Gain on sale of assets	(59)	(74)	(33)	(1,307)
Interest and other expenses, net	516	1,056	1,289	2,123
Income before provision for income taxes	$651	$1,542	$2,206	$4,768

	December 31, 2003	June 30, 2004
Assets
Laundry and Reprographics	$128,890	$168,898
MicroFridge®	24,504	23,654
Total for reportable segments	153,394	192,552
Corporate (1)	6,003	6,806
Deferred income taxes	2,608	2,664
Total assets	$162,005	$202,022

(1)          Principally cash, prepaid expenses, and property, plant & equipment.

10.       Stock Compensation

The Company’s stock option plans are accounted for at intrinsic value in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25.”)  The Company uses the disclosure requirements of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FAS 123.”)  Under APB No. 25, the Company does not recognize compensation expense on stock options granted to employees, because the exercise price of each option is equal to the market price of the underlying stock on the date of the grant.

If the company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Stock-based employee compensation expense, as reported	$—	$—	$—	$—
Net income, as reported	$373	$877	$1,279	$2,716
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(247)	(65)	(288)	(163)
Pro forma net income	$126	$812	$991	$2,553

Earnings per share:
Basic, as reported	$0.03	$0.07	$0.10	$0.21
Basic, pro forma	$0.01	$0.06	$0.08	$0.20

Diluted, as reported	$0.03	$0.07	$0.10	$0.21
Diluted, pro forma	$0.01	$0.06	$0.08	$0.20

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

The activity for the six months ended June 30, 2004 is as follows:

Accrued Warranty

Balance, December 31, 2003	$250
Accruals for warranties issued	71
Accruals for pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind)	(71)
Balance, June 30, 2004	$250

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

Overview

Mac-Gray operates three business segments, based on different product and service categories: laundry equipment (including facility management and equipment sales); MicroFridge®; and reprographics. The two laundry equipment business units (facility management and equipment sales) and the reprographics business unit have been aggregated into one reportable segment (laundry and reprographics) since many operating functions of the laundry and reprographics operations are commingled.

Mac-Gray derives its revenue principally as a laundry facilities management contractor for the multi-housing industry.  Mac-Gray also sells and services commercial laundry equipment and MicroFridge® equipment and operates card/coin-operated reprographics equipment principally in academic libraries.  Mac-Gray operates laundry rooms, reprographics equipment and MicroFridge® equipment under long-term leases with property owners, colleges and universities, and governmental agencies.  Mac-Gray’s laundry facilities management segment is comprised of revenue-generating laundry machines, operating in approximately 34,000 multi-housing laundry rooms located in the northeastern, midwestern and southeastern United States, and the District of Columbia. Mac-Gray’s reprographics segment derives revenue principally through managing card/coin operated reprographics equipment in college libraries and is concentrated in the northeastern United States, with smaller operations in the Mid-Atlantic and the Midwest.

Mac-Gray also sells and services commercial laundry equipment manufactured by The Maytag Corporation, and, to a lesser extent, by American Dryer Corp., The Dexter Company, and Whirlpool Corporation.  Additionally, the Company sells or rents laundry equipment to restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities.

The MicroFridge® segment derives revenue through the sale and rental of its MicroFridge® Units to military bases, the hotel and motel market, colleges and universities and assisted living facilities.  The MicroFridge® segment also derives revenue through the sales of laundry and kitchen equipment to the United States government.  Beginning in the first quarter of 2004, the Company has reported the sales of laundry and kitchen equipment to the United States government as revenue of the MicroFridge® segment. The comparable quarter and six month period ended in 2003 has been restated in the segment-reporting table of Footnote 9 of the condensed consolidated financial statements included in this report.

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

The total purchase price, including costs of acquisition of $387, was allocated as follows:

Contract Rights	$28,060
Equipment	12,027
Inventory	804
Accrued Uncollected Cash	941
Furniture & Fixtures	30
Non-Compete Agreement	49
Accrued Facilities Management Rent	(489)

Total Purchase Price	$41,422

Concurrent with the acquisition, the Company amended its 2003 Senior Secured Credit Facility to increase the facility from $80 million to $105 million, consisting of a $70 million revolving credit line maturing December 31, 2006 and a $35 million term loan maturing December 31, 2008.  The 2003 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, except for its corporate headquarters, as well as a pledge by the Company of all the capital stock of its subsidiaries. The term loan requires quarterly payments of $1,250 and a final payment of the remaining principal balance due at maturity.

Results of Operations (Dollars in thousands)

Three and six months ended June 30, 2004 compared to three and six months ended June 30, 2003.

Revenue.

Revenue in each of our facilities management, rental and sales businesses for the three and six months ended June 30, 2003 and 2004 were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2003	2004	Increase (Decrease)	% Change	2003	2004	Increase (Decrease)	% Change

Laundry facilities management	$25,095	$33,600	$8,505	34%	$51,992	$67,623	$15,631	30%
Laundry equipment sales	3,222	3,774	552	17%	6,208	6,723	515	8%
Reprographics facilities management	1,398	1,194	(204)	-15%	2,661	2,255	(406)	-15%
Total Laundry & Reprographics	29,715	38,568	8,853	30%	60,861	76,601	15,740	26%
MicroFridge® equipment sales and rental	6,313	6,643	330	5%	11,141	12,170	1,029	9%

Total revenue	$36,028	$45,211	$9,183	25%	$72,002	$88,771	$16,769	23%

Total revenue for the three months ended June 30, 2004 was $45,211, as compared to $36,028 for the same period in 2003, for an increase of $9,183, or 25%.  Total revenue for the six months ended June 30, 2004 was $88,771, as compared to $72,002 for the same period in 2003, for an increase of $16,769, or 23%.  The increase in total revenue for the three months ended June 30, 2004 is primarily attributable to the revenue associated with the laundry facilities management business acquired from Web Service Company, Inc. on January 16, 2004, which contributed $7,106, or 77% of the total increase.  Laundry equipment sales increased by $552 and accounted for 6% of the total increase in revenue for the three months ended June 30, 2004 while the MicroFridge® division’s increase of $330 accounted for 4% of the total increase in revenue for the three months ended June 30, 2004.  Partially offsetting these increases was a decrease in Reprographics revenue of $204 in the three months ended June 30, 2004 as compared to the same period in 2003.  The increase in total revenue for the six months ended June 30, 2004 is primarily attributable to the revenue associated with the business acquisition mentioned above, which contributed $12,944, or 77% of the total increase.  Laundry equipment sales increased by $515 and accounted for 3% of the total increase in revenue for the six months ended June 30, 2004 while the MicroFridge® division’s increase of $1,029 accounted for 6% of the total increase in revenue for the six months ended June 30, 2004.  Partially offsetting these increases was a decrease in Reprographics revenue of $406 in the six months ended June 30, 2004 as compared to the same period in 2003.

The increase in laundry facilities management revenue of $8,505 and $15,631, or 34% and 30%, for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003, respectively, was attributable primarily to the revenue associated with the purchase of the laundry facilities management business from Web Service Company, Inc. on January 16, 2004.  The acquired assets generated $7,106 and $12,944, or 84% and 83% of the increase in laundry facilities management revenue for the three and six months ended June 30, 2004.  The remainder of these increases was attributable primarily to laundry equipment added in the field since a year ago, selected vend price increases, and usage increases in certain geographical areas.  The additional equipment was added through successful internal sales efforts.  The Company has somewhat mitigated the effects on revenue of fluctuations in apartment vacancy rates due to the significant amount of laundry facilities management revenue derived from its substantial base of college accounts, which typically maintain constant occupancy rates except during the summer months.

Sales of laundry equipment increased by $552, or 17%, for the three months ended June 30, 2004 as compared to the same period in 2003 and by $515, or 8%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.  This business is sensitive to the strength of the economy, consumer confidence, local permitting, and the availability of financing to the small businesses that are our customers.  We believe the increase in sales is attributable to improvement in some of these variables coupled with the addition of more experienced sales people than we had on staff a year ago.  Management remains cautiously optimistic for this business as the laundromat industry is showing signs of increased capital spending.

MicroFridge® equipment sales and rental revenue increased by $330, or 5%, for the three months ended June 30, 2004 as compared to the same period in 2003 and by $1,029, or 9%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.  The increase for the three month period was primarily attributable to slight increases in sales to the hotel and academic markets offset somewhat by a decrease in sales to the Unites States government.  The increase for the six month period was primarily the result of an 11% increase in sales to the United States government, a 19% increase in academic sales, and a slight increase in sales to the hotel market.  Management believes the general improvement in the performance of the MicroFridge® division was primarily caused by a combination of an increase in spending on the part of the United States military on military base living facilities, broader market penetration, and new product offerings.  Beginning in the first quarter of 2004, the Company has reported the sales of laundry equipment to the United States government as revenue of the MicroFridge® segment. The comparable quarters in 2003 have been restated in the segment-reporting table of Footnote 9 of the condensed consolidated financial statements included in this report.  In the three and six month period of both 2004 and 2003, the majority of MicroFridge® sales to the government consisted of MicroFridge® equipment.

Reprographics revenue totaled $1,194 for the three months ended June 30, 2004 as compared to $1,398 for the three months ended June 30, 2003, a decrease of $204, or 15%.  Reprographics revenue totaled $2,255 for the six months ended June 30, 2004 as compared to $2,661 for the six months ended June 30, 2003 for a decrease of $406, or 15%.  The continued revenue decline is primarily attributable to the continued decline in copy volume at public and private libraries as well as the Company’s strategy of discontinuing customer contracts that do not provide the level of profitability to justify continued investment.

Cost of Facilities Management Revenue. Cost of facilities management revenue includes rent paid to facilities management clients as well as those costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue increased by $5,332, or 29%, to $23,594 for the three months ended June 30, 2004 as compared to $18,262 for the three months ended June 30, 2003 and by $10,242, or 28%, to $47,129 for the six months ended June 30, 2004 as compared to $36,887 for the six months ended June 30, 2003.  As a percentage of facilities management revenue, these costs have remained relatively constant at 68% for both the second quarter and six months ended June 30, 2004, compared to 69% and 68% for the same periods in 2003.  The primary cause of the cost increase was the addition of the costs of the business acquired from Web Service Company, Inc. in January 2004.  As a percentage of revenue, laundry facilities management rent expense in the second quarter and six months ended June 30, 2004 as compared to the second quarter and six months ended June 30, 2003 has increased due to the acquired business having a higher contractual cost of facilities management rent than the Company’s pre-existing laundry facilities management business.  This increase has been partially offset by lower operating expenses, as a percentage of revenue, in the second quarter and six months ended June 30, 2004 as compared to the same periods in 2003.  These lower operating expenses, expressed as a percentage of revenue, resulted from the elimination of several expenses which were redundant once the integration of the acquired business began in the first quarter of 2004.

Depreciation and Amortization.  Depreciation and amortization increased by $1,067, or 25%, to $5,369 for the three months ended June 30, 2004 as compared $4,302 for the three months ended June 30, 2003 and by $1,783, or 21%, to $10,332 for the six months ended June 30, 2004 as compared to $8,549 for the six months ended June 30, 2003.  This increase was primarily attributable to the depreciation and amortization of assets and contracts comprising the laundry facilities management business purchased in January 2004.  The laundry facilities management field equipment acquired had an appraised value of approximately $12,027 as of the acquisition date. The Company is depreciating this equipment over five years.  The contract rights acquired had an appraised value of approximately $28,060 as of the acquisition date and are being amortized over twenty years. Also contributing to the increased depreciation expense was new equipment placed in laundry facilities at new locations and the replacement of older equipment as contracts are renegotiated.

Cost of Product Sold.  Cost of product sold consists primarily of the cost of laundry equipment, MicroFridge® equipment, parts and supplies sold.  Cost of product sold increased $513, or 8%, to $7,106 for the three months ended June 30, 2004, as compared to $6,593 for the three months ended June 30, 2003 and by $953, or 8%, to $13,056 for the six months ended June 30, 2004 as compared to $12,103 for the six months ended June 30, 2003.  As a percentage of sales, cost of product sold was approximately 70% and 71% for the three and six months ended June 30, 2004, respectively, as compared to 72% for both the three and six months ended June 30, 2003.  This percentage is a combination of laundry equipment sales generating a slightly lower gross margin for the three and six months ended June 30, 2004 as compared to the same periods in 2003, while MicroFridge® sales generated a slightly higher gross margin for the same periods.  The variation in percentages is due primarily to the changes in product mix.

Selling, General and Administration Expenses.  Selling, general and administration expense increased by $1,236, or 23%, to $6,618 for the three months ended June 30, 2004, as compared to $5,382 for the three months ended June 30, 2003 and by $1,867, or 18%, to $12,487 for the six months ended June 30, 2004 as compared to $10,620 for the six months ended June 30, 2003.  As a percentage of revenue, selling, general and administration expense decreased slightly to 15% and 14% for the three and six months ended June 30, 2004 from 15% for both periods in 2003.  The increases in selling, general and administrative expenses are primarily attributable to the additional sales personnel, selling expenses and marketing expenditures associated with the January 2004 acquisition of laundry facilities management contracts.  Also contributing to the increase are increases in general liability insurance and information technology systems related depreciation.

Loss on early extinguishment of debt.   In connection with the January 16, 2004 acquisition of Web Service Company, Inc.’s Eastern Region assets and the corresponding amendment to the Company’s 2003 Senior Secured Credit Facility, $183 of unamortized financing costs associated with the 2003 Senior Secured Credit Facility was expensed during the first quarter of 2004.  In connection with the June 24, 2003 refinancing of the Company’s Senior Secured Credit Facility, $381 of unamortized financing costs was expensed during the second quarter of 2003.

Gain on sale of assets.   Gain on sale of assets was $74 and $1,307 for the three and six months ended June 30, 2004, respectively, as compared to $59 and $33 for the three and six months ended June 30, 2003, respectively.  During the first quarter of 2004, the Company realized a gain on the sale of certain laundry facilities equipment and contracts of $1,218 related to the sale to Web Service Company, Inc. of all its laundry facilities equipment and related contracts in several western states for approximately $2,000. Also included in the transaction were prepaid facilities rent, equipment and parts inventory.  Also included in gain on sale of assets is the sale of miscellaneous laundry and MicroFridge® equipment in the ordinary course of its business.

Income from operations.   Income from operations was $2,598 and $6,891 for the three and six months ended June 30, 2004, respectively, as compared to $1,167 and $3,495 for the same periods in 2003, for an increase of $1,431 and $3,396, or 123% and 97%, respectively.  Excluding the loss on early extinguishment of debt and the gain on sale of assets to Web Service Co., Inc., income from operations would have been  $2,598 and $5,856 for the three and six months ended June 30, 2004, respectively, and $1,548 and $3,876 for the three and six months ended June 30, 2003, respectively, or a 68% and 51% increase, respectively.  This increase is due primarily to the reasons discussed above.

A reconciliation of Income from operations to Income from operations, as adjusted is provided below:

	For the three months ended June 30,		%	For the six months ended June 30,		%
	2003	2004	Change	2003	2004	Change

Income from operations	$1,167	$2,598	123%	$3,495	$6,891	97%
Loss on early extinguishment of debt	381	—		381	183
Gain on sale of fixed assets to Web Service Co., Inc.	—	—		—	(1,218)
Income from operations, as adjusted	$1,548	$2,598	68%	$3,876	$5,856	51%

Income from operations, as adjusted is provided because the Company believes that certain investors may find it to be a useful tool towards understanding of the Company’s overall historical financial performance.

Interest and Other Expense.  Interest and other expenses, which is comprised primarily of interest expense, increased by $540, or 105%, to $1,056 for the three months ended June 30, 2004, as compared to $516 for the same period in 2003 and by $834, or 65%, to $2,123 for the six months ended June 30, 2004 as compared to $1,289 for the six months ended June 30, 2003.  These increases are attributable to the increased borrowings in January 2004 to finance the approximately $41 million acquisition of Web’s laundry facilities management business.  Non-cash interest expense associated with the accounting treatment of the Company’s interest rate swap agreements resulted in interest expense of $333 and $702 for the three and six months ended June 30, 2004, respectively, as compared to interest income of $98 and $128 for the three and six months ended June 30, 2003, respectively.

Provision for Income Taxes.  The provision for income taxes increased by $387, or 139%, to $665 for the three months ended June 30, 2004 compared to $278 for the three months ended June 30, 2003 and by $1,125, or 121%, to $2,052 for the six months ended June 30, 2004 as compared to $927 for the six months ended June 30, 2003.  These increases are due primarily to an increase in taxable income. The effective tax rate increased to 43% for the three and six months ended June 30, 2004, compared to 43% and 42% for the three and six months ended June 30, 2003, respectively,  primarily due to an increase in deductions for financial reporting purposes that are not deductible for tax purposes.

Seasonality

The Company experiences moderate seasonality as a result of its significant operations in the college and university market.  Revenues derived from the college and university market typically represent approximately 25% of the Company’s total annual revenue.  Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters.  Conversely, the Company’s operating and capital expenditures have historically been higher during the third calendar quarter, when the Company installs a large number of machines while colleges and universities are generally on summer break.  Product sales, principally of MicroFridge® products, to this market are also typically higher during the third calendar quarter as compared to the rest of the calendar year.  The laundry facilities management business acquired in January 2004 is not expected to affect the degree of seasonality experienced by the Company.

Liquidity and Capital Resources (Dollars in thousands)

For the six months ended June 30, 2004, Mac-Gray’s source of cash has been primarily from operating activities and, in connection with the acquisition of Web’s eastern laundry facilities management business, funds borrowed under the Company’s credit facility.  In addition to the January 2004 acquisition, the Company’s primary uses of cash have been the purchase of new laundry machines and MicroFridge® equipment, and the reduction of debt.  The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on outstanding indebtedness, capital expenditures, and other purposes.

For the six months ended June 30, 2004 and 2003, cash flows provided by operations were $18,607 and $9,221, respectively.  Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sold, and selling, general and administration expenses.  The increase for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 is attributable primarily to ordinary changes in working capital and the addition of the laundry facilities management business acquired in January 2004.  The most significant increases in cash flows provided by operating activities were a larger increase in accounts payable, accrued facilities management rent and accrued expenses and a larger decrease in accounts receivable, offset by the gain on sale of assets.  The decrease in accounts receivable was primarily attributable to the collection of outstanding balances due the Company for sales occurring in the fourth quarter of 2003.  Sales of laundry and MicroFridge® equipment in the fourth quarter of 2003 exceeded sales of those products in the first quarter of 2004.  The increase of $2,542 in accounts payable, accrued facilities management rent and accrued expenses is primarily due to the timing of purchases of inventory, capital equipment and services and when such expenditures are due to be paid.  The January acquisition of the laundry facilities management business also caused an increase in accrued facilities management rent at June 30, 2004 as compared to June 30, 2003. Depreciation expense and deferred income taxes have increased for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, due to the business acquired and ordinary capital expenditures incurred during the six months ended June 30, 2004 being higher than the six months ended June 30, 2003, and the January acquisition.

For the six months ended June 30, 2004 and 2003, cash flows used in investing activities was $47,325 and $6,824, respectively.  The primary cause of the increase was the January acquisition of Web’s eastern laundry facilities management business and contracts of $40,481.  Other capital expenditures for the six months ended June 30, 2004 and 2003 were $8,967 and $5,987, respectively.  This increase of $2,980 was the result of more laundry equipment being placed in service, and more laundry facilities contracts being renegotiated in the six months ended June 30, 2004 than in the same period in 2003, due in part to the addition of laundry facilities contracts acquired in January.  Cash flows used in investing activities also include $2,000 of proceeds from the January 2004 sale of laundry facilities equipment and contracts in several western states to Web Service Co., Inc.

For the six months ended June 30, 2004 and 2003, cash flows provided by (used in) financing activities were $30,253 and $(2,603), respectively.  Cash flows provided by (used in) financing activities consist primarily of proceeds from and repayments of bank borrowings, and other long-term debt, which increased due to borrowings to fund the Web Service Co., Inc. acquisition.  Also included in the six months ended June 30, 2004 is the financing cost related to the 2003 Senior Secured Credit Facility amendment obtained in January in connection with the acquisition.

On June 24, 2003, the Company entered into a Senior Secured Credit Facility with a group of banks.  This transaction retired both the June 2000 Revolving Line of Credit and the June 2000 Senior Secured Term Loan Facility, which were due to expire in July 2004 and June 2005, respectively.  On January 16, 2004, the Company obtained an amendment to its 2003 Senior Secured Credit Facility in connection with the Web Service Company, Inc. acquisition.

The 2003 Senior Secured Credit Facility provides for borrowings up to$105,000, consisting of a $70,000 Revolving Line of Credit maturing December 31, 2006 and a $35,000 Senior Secured Term Loan Facility maturing December 31, 2008.  The 2003 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, except for its corporate headquarters, as well as a pledge by the Company of all the capital stock of its subsidiaries. The Senior Secured Term Loan Facility requires quarterly payments of $1,250 and a final payment of the remaining principal balance due at maturity.  In addition to the scheduled quarterly payments, the Company is required to pay an amount equal to 50% of Excess Cash Flow, as defined, for each fiscal year if the Funded Debt Ratio (as defined) for each of the preceding four fiscal quarters is less than 1.50 to 1.  This payment is first used to reduce the 2003 Senior Secured Term Loan Facility with any remaining amounts used to reduce the revolving line of credit.  No Excess Cash Flow payment was required at December 31, 2003.  As of June 30, 2004, there was $32,500 outstanding under the term loan and $42,928 outstanding under the revolving line of credit. The available balance under the revolving line of credit as of June 30, 2004 was $26,695.  At June 30, 2004 outstanding letters of credit amounted to $377.

Outstanding indebtedness under the 2003 Senior Secured Credit Facility bears interest, at the Company’s option, at a rate equal to the prime rate, or LIBOR plus 2.00%.  The average interest rate was approximately 4.3% as of June 30, 2004, compared with approximately 4.1% as of December 31, 2003.  For periods after June 30, 2004 the Applicable LIBOR margin may be adjusted quarterly based on certain financial ratios.

The 2003 Senior Secured Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most restrictive financial ratio is a minimum level of debt service coverage.  The Company was in compliance with all financial covenants at June 30, 2004.

On March 4, 2004, the Company secured a mortgage note on its corporate headquarters in Cambridge, Massachusetts in the amount of $4,000.  The note bears interest at a rate of LIBOR plus 1.50%, has a twenty-five year amortization, which includes quarterly payments of $40 plus interest beginning in June 2004, and has a balloon payment of $3,280 upon its maturity on December 31, 2008.  As of June 30, 2004, there was $3,960 outstanding under the mortgage note and the interest rate was 4.59%.  The note is collateralized by the mortgaged property and contains a cross default provision with the 2003 Senior Secured Credit Facility.

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

The table below outlines the details of each swap agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount March 31, 2004	Expiration Date	Fixed Rate

Jun 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
Jun 24, 2003	$20,000	Amortizing	$17,143	Jun 30, 2008	2.34%
Feb 17, 2004	$21,600	Fixed	$21,600	Feb 17, 2007	2.58%
Mar 8, 2004	$4,000	Amortizing	$3,960	Dec 31, 2008	3.09%

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

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.  At June 30, 2004, the fair value of the Swap Agreements, net of related taxes, was an unrealized gain of $1,227.  This amount has been included in other assets on the consolidated balance sheet.

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

A summary of the Company’s contractual obligations and commitments related to its outstanding long-term debt and future minimum lease payments as of June 30, 2004 is as follows:

Fiscal Year	Long Term Debt	Facilities Rent Commitments	Capital Lease Commitments	Operating Lease Commitments	Total
2004 (six months)	$2,644	$3,205	$471	$456	$6,776
2005	5,282	6,123	862	684	12,951
2006	48,129	5,343	804	365	54,641
2007	5,160	4,390	320	64	9,934
2008	18,400	3,208	6	—	21,614
Thereafter	—	5,260	—	—	5,260
Total	$79,615	$27,529	$2,463	$1,569	$111,176

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures.  However, we may require external sources of financing for any significant future acquisitions.  Further, the Revolving Credit Facility of the 2003 Senior Secured Credit Facility matures in December 2006.  We expect the repayment of this facility will require external financing.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. In the normal course of its business, the Company manages its exposure to these risks as described below. The Company does not engage in trading market-risk sensitive instruments for speculative purposes.

Interest Rates—

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at June 30, 2004.

	June 30, 2004
	Expected Maturity Date (In Thousands)
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt:
Fixed rate	$64	$122	$41	$—	$—	$—	$227
Average interest rate	7.9%	7.9%	7.9%
Variable rate	$2,580	$5,160	$48,088	$5,160	$18,400	$—	$79,388
Average interest rate	4.3%	4.3%	4.3%	4.3%	4.3%

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

Also on June 24, 2003, the Company entered into an additional swap agreement that has a notional amount of $20,000 and a maturity date in June 2008.  This swap agreement contains an amortization provision and a fixed rate of 2.34%.  The notional amount of this agreement at June 30, 2004 was $17,143.

On February 13, 2004, the Company entered into an additional swap agreement that has a notional amount of $21,600 and a maturity date in February 2007.  The interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.58%.

On March 8, 2004 the Company entered into an additional swap agreement to manage the interest rate risk associated with its mortgage note payable.  This agreement has a notional amount of $4,000 and a maturity date in December 2008.  This swap agreement contains an amortization provision and a fixed rate of 3.09%.  The notional amount of this agreement at June 30, 2004 was $3,960.

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

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.  At June 30, 2004, the fair value of the Swap Agreements, net of related taxes, was an unrealized gain of $1,227.  This amount has been included in other assets on the consolidated balance sheet.

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

As of June 30, 2004, there was $32,500 outstanding under the term loan, $42,928 outstanding under the revolving line of credit, and $3,960 outstanding under the mortgage loan.  The unused balance under the revolving line of credit was $26,695 at June 30, 2004.  The average interest rate was approximately 4.3% at June 30, 2004.

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

PART II – OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

(a)          The Company held its annual meeting of stockholders on May 20, 2004.

(b)         The following directors were elected:

Edward F. McCauley

David W. Bryan

The following directors continued in office after the annual stockholders meeting:

Stewart G. MacDonald, Jr.

Jerry A. Schiller

Thomas E. Bullock

Larry Mihalchik

(c)          The only matter voted upon at the annual meeting was the election of two Directors to hold office until the annual meeting of stockholders to be held in 2007 and until their respective successors are duly elected and qualified. The results of the vote were as follows:

Director	For	Withheld

Edward F. McCauley	10,601,068	1,562,476

David W. Bryan	10,601,068	1,562,476

Item 6.           Exhibits and Reports on Form 8-K

a)              Exhibits

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)             Reports on Form 8-K

On April 1, 2004, the Company filed a current report on Form 8-K/A reporting under Item 5, 7(a) and 7(b) the financial statements of the acquired Eastern Region assets of Web Service Company, Inc. as well as the Company’s Unaudited Pro Forma Combined Balance Sheet as of December 31, 2003, and the Company’s Unaudited Pro Forma Combined Statement of Operations for the twelve months ended December 31, 2003.

On June 22, 2004, the Company furnished a current report on Form 8-K reporting under Item 12 that on April 29, 2004 the Company issued a press release announcing the Company’s financial results for the quarter ended March 31, 2004 and furnished as exhibits the press release and a transcript of the Company’s earnings call.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
August 13, 2004	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal financial officer)