Form 10-Q
period 2004-09-30
MAC-GRAY CORP
filed 2004-11-12
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes   ☐    No   ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 9, 2004:

Class	Number of shares
Common Stock, $.01 Par Value	12,782,089

Item 1.    Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	September 30, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,296	$7,404
Trade receivables, net of allowance for doubtful accounts	9,067	7,608
Inventory of finished goods	4,858	4,383
Prepaid expenses, facilities rent and other current assets	10,466	10,144
Total current assets	29,687	29,539
Property, plant and equipment, net	76,621	90,988
Intangible assets, net	45,289	71,794
Prepaid expenses, facilities rent and other assets	10,408	10,486
Total assets	$162,005	$202,807

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,619	$6,108
Trade accounts payable and accrued expenses	11,436	13,511
Accrued facilities rent	8,380	10,407
Deferred revenues and deposits	1,005	986
Total current liabilities	24,440	31,012
Long-term debt and capital lease obligations	47,254	74,719
Deferred income taxes	20,720	22,671
Deferred retirement obligation	437	359
Other liabilities	425	372
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,449,354 issued and 12,579,494 outstanding at December 31, 2003, and 13,443,754 issued and 12,772,889 outstanding at September 30, 2004)	134	134
Additional paid in capital	68,561	68,568
Accumulated other comprehensive (loss) income	(372)	393
Retained earnings	9,439	11,545
	77,762	80,640
Less: common stock in treasury, at cost	(9,033)	(6,966)
Total stockholders’ equity	68,729	73,674
Total liabilities and stockholders’ equity	$162,005	$202,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004

Revenue:
Facilities management revenue	$25,928	$33,233	$80,556	$103,028
Sales	11,266	10,940	27,961	29,329
Other	102	74	781	661
Total revenue	37,296	44,247	109,298	133,018

Cost of revenue:
Cost of facilities management revenues	17,714	22,606	54,601	69,735
Depreciation and amortization	3,931	5,126	12,480	15,458
Cost of product sold	8,087	7,795	20,190	20,851
Total cost of revenue	29,732	35,527	87,271	106,044

Gross margin	7,564	8,720	22,027	26,974

Operating expenses:
Selling, general and administration expenses	5,501	6,389	16,121	18,876
Loss on early extinguishment of debt	—	—	381	183
Gain on sale of assets	(55)	(35)	(88)	(1,342)
Total operating expenses	5,446	6,354	16,414	17,717

Income from operations	2,118	2,366	5,613	9,257

Interest and other expense, net	(807)	(1,060)	(2,096)	(3,183)
Gain on sale of lease receivables	836	—	836	—
Income before provision for income taxes	2,147	1,306	4,353	6,074

Provision for income taxes	920	554	1,847	2,606

Net income	$1,227	$752	$2,506	$3,468

Net income per common share - basic	$0.10	$0.06	$0.20	$0.27
Net income per common share – diluted	$0.10	$0.06	$0.20	$0.27
Weighted average common shares outstanding - basic	12,624	12,747	12,659	12,676
Weighted average common shares outstanding – diluted	12,772	13,114	12,715	13,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Treasury Stock
	Number		Paid In	Retained	(Loss)	Comprehensive	Number
	of shares	Value	Capital	Earnings	Income	Income	of shares	Cost	Total

Balance, December 31, 2003	13,449,354	$134	$68,561	$9,439	$(372)		869,860	$(9,033)	$68,729
Net income	—	—	—	3,468	—	$3,468	—	—	3,468
Other comprehensive income:
Unrealized gain on derivative instruments and reclassification adjustment, net of tax of $510 (Note 4)	—	—	—	—	765	765	—	—	765
Comprehensive income	—	—	—	—	—	$4,233	—	—	—
Options exercised	2,000	—	7	(1,112)	—		(163,033)	1,694	589
Retirement of treasury stock	(7,600)	—	—	(79)	—		(7,600)	79	—
Stock issuance - Employee Stock Purchase Plan	—	—	—	(152)	—		(23,855)	247	95
Stock granted to directors	—	—	—	(19)	—		(4,507)	47	28
Balance, September 30, 2004	13,443,754	$134	$68,568	$11,545	$393		670,865	$(6,966)	$73,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except share data)

	Nine months ended September 30,
	2003	2004
Cash flows from operating activities:
Net income	$2,506	$3,468
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisition:
Depreciation and amortization	13,332	16,241
Loss on early extinguishment of debt	381	183
Provision for doubtful accounts and lease reserves	31	212
Gain on sale of assets	(924)	(1,342)
Director stock grants	38	28
Non-cash interest expense	260	1,035
Deferred income taxes	75	1,745
(Decrease) increase in accounts receivable	(2,236)	1,247
Decrease in inventory	38	1,279
Increase in prepaid expenses, facilities rent and other assets	(1,472)	(1,193)
Increase in accounts payable, accrued facilities rent and accrued expenses	2,860	3,561
(Decrease) increase in deferred revenues and customer deposits	62	(19)
Net cash flows provided by operating activities	14,951	26,445

Cash flows from investing activities:
Capital expenditures	(11,520)	(14,618)
Payments for acquisitions, net of cash acquired	(1,015)	(40,672)
Proceeds from sale of lease receivables	3,284	—
Proceeds from sale of assets	273	2,174
Net cash flows used in investing activities	(8,978)	(53,116)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,438)	(1,108)
Borrowing on mortgage note payable, net	—	3,920
Payments on 2000 Senior Secured Credit Facility, net	(54,500)
Borrowings on 2003 Senior Secured Credit Facility, net	54,001	25,580
Financing costs	(409)	(297)
Payments for termination of derivative instruments	(3,037)	—
Payments for repurchase of common stock	(551)	—
Proceeds from exercise of stock options	19	589
Proceeds from issuance of common stock	66	95
Net cash flows (used in) provided by financing activities	(5,849)	28,779

(Decrease) increase in cash and cash equivalents	124	2,108
Cash and cash equivalents, beginning of period	5,016	5,296
Cash and cash equivalents, end of period	$5,140	$7,404

Supplemental disclosure of non-cash investing and financing activities: During the nine months ended September 30, 2003 and 2004, the Company acquired various vehicles under capital lease agreements totaling $1,292 and $1,484, respectively.

The Company retired 7,600 shares of treasury stock at a cost of $79 during the nine months ended September 30, 2004.

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

The amended Revolving Line of Credit and Term Loan Facility (the “2003 Senior Secured Credit Facility”) provides for borrowings up to $105,000 with borrowings under a Revolving Line of Credit of up to $70,000 maturing December 31, 2006 and a $35,000 Senior Secured Term Loan Facility maturing December 31, 2008. The Senior Secured Term Loan Facility requires quarterly payments of $1,250 and a final payment of the remaining principal balance due at maturity.  In addition to the scheduled quarterly payments on the Senior Secured Term Loan Facility, the Company is required to pay an amount equal to 50% of Excess Cash Flow, as defined, for each fiscal year if the Funded Debt Ratio (as defined) for each of the preceding four fiscal quarters is less than 1.50 to 1.00.  This payment is first used to reduce the Senior Secured Term Loan Facility with any remaining amounts used to reduce the Revolving Line of Credit.  No Excess Cash Flow payment was required at December 31, 2003.

Outstanding indebtedness under the 2003 Senior Secured Credit Facility bears interest, at the Company’s option, at a rate equal to the prime rate, or LIBOR plus 1.75%.  The Applicable LIBOR margin may be adjusted quarterly based on certain financial ratios.  The average interest rate at December 31, 2003 and September 30, 2004 was 4.1% and 4.4%, respectively.

The 2003 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, except for its corporate headquarters, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2003 Senior Secured Credit Facility includes certain financial and operational covenants. The most restrictive financial ratio is a minimum level of debt service coverage.  The Company was in compliance with all financial covenants at September 30, 2004.

The 2003 Senior Secured Credit Facility contains a commitment fee which is calculated as a percentage of the average daily-unused portion of the 2003 Senior Secured Credit Facility. This percentage may be adjusted quarterly based on the Funded Debt Ratio.  As of September 30, 2004, the Company’s commitment fee was equal to 0.375%.

As of September 30, 2004, there was $31,250 outstanding under the term loan, $43,023 outstanding under the revolving line of credit, and $21 in outstanding letters of credit.  The available balance under the revolving line of credit was $26,956 at September 30, 2004.

Required payments under the 2003 Senior Secured Credit Facility are as follows:

2004 (3 months)	$1,250
2005	5,000
2006	48,023
2007	5,000
2008	15,000
Thereafter	—
$74,273

Concurrent with the June 24, 2003 refinancing and the January 16, 2004 amendment to the 2003 Senior Secured Credit Facility, the Company expensed approximately $381 and $183 in deferred financing costs, respectively.

On March 4, 2004, the Company obtained a $4,000 mortgage loan on its corporate headquarters in Cambridge, Massachusetts.  The loan bears interest at a rate of LIBOR plus 1.50%, has a twenty-five year amortization, which includes quarterly payments of $40 plus interest beginning in June 2004, and has a balloon payment of $3,280 due upon its maturity on December 31, 2008.  As of September 30, 2004, there was $3,920 outstanding under the mortgage loan and the interest rate was 4.59%.  The loan is cross defaulted to the 2003 Senior Secured Credit Facility.

Long-term debt also includes various notes payable totaling $290 at December 31, 2003, and $6 at September 30, 2004.

3.     Acquisitions

On January 16, 2004, the Company acquired substantially all the assets of the eastern region of Web Service Company, Inc.  In addition, the Company sold certain of its laundry facilities management assets in several western states for approximately $2,000 to Web Service Company, Inc.  This sale resulted in a gain of approximately $1,218.  The acquisition has been reflected in the accompanying condensed consolidated financial statements from the date of acquisition, and has been accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations”.  The total purchase price of $41,422 has been allocated to the acquired assets and liabilities based on estimates of their related fair value.  The Company engaged an independent business appraisal firm to estimate the fair value of the assets acquired and to advise the Company on the proper allocation of the purchase price and the useful lives to be assigned where applicable.  A twenty-year amortization period has been assigned to the acquired contract rights and a five-year depreciation period was assigned to the acquired used laundry equipment.  The acquisition of these assets, which are primarily in the Company’s existing geographical markets, helps fulfill the Company’s strategic objective of increasing laundry equipment density, thereby achieving a higher level of operational efficiencies.

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

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

Net revenue	$44,442	$131,556
Net income	754	1,366
Net income per share:
Basic	$0.06	$0.11
Diluted	$0.06	$0.11

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

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount June 30, 2004	Expiration Date	Fixed Rate

Jun 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
Jun 24, 2003	$20,000	Amortizing	$16,429	Jun 30, 2008	2.34%
Feb 17, 2004	$21,600	Fixed	$21,600	Feb 17, 2007	2.58%
Mar 8, 2004	$4,000	Amortizing	$3,920	Dec 31, 2008	3.09%

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

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.  At December 31, 2003 and September 30, 2004, the fair value of the Swap Agreements, net of related taxes, was an unrealized gain of $556 and $710, respectively.  This amount has been included in other assets on the condensed consolidated balance sheet.

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

The changes in accumulated other comprehensive (loss) income relate entirely to the Company’s interest rate swap agreements.  The components of other comprehensive income are as follows:

	For the three months ended		For the nine months ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004

Unrealized gain on derivative instruments	$533	$195	$965	$240
Reclassification adjustment	388	333	513	1,035
Total other comprehensive income before income taxes	921	528	1,478	1,275
Income tax expense	(368)	(211)	(591)	(510)
Total other comprehensive income	$553	$317	$887	$765

5.     Goodwill and Other Intangible Assets

Goodwill, which will not be further amortized, and intangible assets to be amortized consist of the following:

	As of December 31, 2003
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry	$37,718		$37,718
MicroFridge®	223		223
	37,941		37,941
Intangible assets:
Laundry and reprographics:
Non-compete agreements	4,532	$3,812	720
Contract rights	9,832	4,652	5,180
MicroFridge®:
Customer lists	1,451	538	913
Deferred financing costs	921	386	535
	16,736	9,388	7,348
Total intangible assets	$54,677	$9,388	$45,289

	As of September 30, 2004
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry	$37,718		$37,718
MicroFridge®	223		223
	37,941		37,941
Intangible assets:
Laundry and reprographics
Non-compete agreements	4,580	$3,999	581
Contract rights	38,092	6,143	31,949
MicroFridge®
Customer lists	1,451	613	838
Deferred financing costs	1,029	544	485
	45,152	11,299	33,853
Total intangible assets	$83,093	$11,299	$71,794

Estimated future amortization expense of intangible assets consists of the following:

2004 (three months)	$618
2005	2,472
2006	2,404
2007	2,261
2008	2,250
Thereafter	23,848
$33,853

Amortization expense of intangible assets for the nine months ended September 30, 2003 and 2004 was $1,044 and $1,922, respectively.

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

8.     Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Three Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders – basic	$1,227	12,624	$0.10

Effect of dilutive securities:
Stock options		148
Net income available to common stockholders – diluted	$1,227	12,772	$0.10

	For the Three Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Net income available to common stockholders – basic	$752	12,747	$0.06

Effect of dilutive securities:
Stock options		367
Net income available to common stockholders – diluted	$752	13,114	$0.06

	For the Nine Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders – basic	$2,506	12,659	$0.20

Effect of dilutive securities:
Stock options		56
Net income available to common stockholders – diluted	$2,506	12,715	$0.20

	For the Nine Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Net income available to common stockholders – basic	$3,468	12,676	$0.27

Effect of dilutive securities:
Stock options		383
Net income available to common stockholders – diluted	$3,468	13,059	$0.27

There were 57 shares under option plans that were excluded from the computation of diluted earnings per share at September 30, 2003 and 2004 due to their anti-dilutive effects.

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

There are no intersegment revenues.

The tables below present information about the operations of the reportable segments of Mac-Gray for the three and nine months ended September 30, 2003 and 2004.  The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments.

For the three and nine months ended September 30, 2004, the Company has included sales of laundry equipment to the United States government in the MicroFridge® division.  Prior to 2004, these sales were included in the laundry equipment sales results, which are included in the Laundry and Reprographics segment information.  For comparative purposes the Company has reclassified sales of laundry equipment to the United States government to be included in the MicroFridge® division for the three and nine months ended September 30, 2003.  Sales of laundry equipment to the United States government were $639 and $336 for the three months ended September 30, 2003 and 2004, respectively, and $1,723 and $1,228 for the nine months ended September 30, 2003 and 2004, respectively.  The Company has elected to report United States government sales of laundry equipment in the MicroFridge® business segment due to the following considerations:

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

	For the three months ended September 30, 2003	For the three months ended September 30, 2004	For the nine months ended September 30, 2003	For the nine months ended September 30, 2004

Revenue:
Laundry and Reprographics	$30,320	$36,321	$91,181	$112,922
MicroFridge®	6,976	7,926	18,117	20,096
Total	37,296	44,247	109,298	133,018
Gross margin:
Laundry and Reprographics	5,849	6,623	17,912	21,755
MicroFridge®	1,715	2,097	4,115	5,219
Total	7,564	8,720	22,027	26,974
Selling, general and administration expenses	5,501	6,389	16,121	18,876
Loss on early extinguishment of debt	—	—	381	183
Gain on sale of assets	(55)	(35)	(88)	(1,342)
Gain on sale of lease receivables	(836)	—	(836)	—
Interest and other expenses, net	807	1,060	2,096	3,183
Income before provision for income taxes	$2,147	$1,306	$4,353	$6,074

	December 31, 2003	September 30, 2004
Assets
Laundry and Reprographics	$128,890	$168,774
MicroFridge®	24,504	25,436
Total for reportable segments	153,394	194,210
Corporate (1)	6,003	6,200
Deferred income taxes	2,608	2,397
Total assets	$162,005	$202,807

(1)   Principally cash and cash equivalents, prepaid expenses and property, plant & equipment.

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Stock-based employee compensation expense, as reported	$—	$—	$—	$—
Net income, as reported	$1,227	$752	$2,506	$3,468
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(7)	(44)	(295)	(195)
Pro forma net income	$1,220	$708	$2,211	$3,273

Earnings per share:
Basic, as reported	$0.10	$0.06	$0.20	$0.27
Basic, pro forma	$0.10	$0.06	$0.17	$0.26

Diluted, as reported	$0.10	$0.06	$0.20	$0.27
Diluted, pro forma	$0.10	$0.05	$0.17	$0.25

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

The activity for the nine months ended September 30, 2004 is as follows:

Accrued Warranty

Balance, December 31, 2003	$250
Accruals for warranties issued	219
Accruals for pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind)	(275)
Balance, September 30, 2004	$194

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

Mac-Gray derives its revenue principally as a laundry facilities management contractor for the multi-housing industry.  Mac-Gray also sells and services commercial laundry equipment and MicroFridge® equipment and operates card/coin-operated reprographics equipment in academic and public libraries.  Mac-Gray operates laundry rooms and reprographics equipment under long-term leases with property owners, and colleges and universities.  Mac-Gray’s laundry facilities management segment is comprised of revenue-generating laundry machines, operating in approximately 34,000 multi-housing laundry rooms located in the northeastern, mid-Atlantic, southeastern, and midwestern United States, and the District of Columbia. Mac-Gray’s reprographics segment derives revenue principally through managing card/coin operated reprographics equipment in college and municipal libraries and is concentrated in the northeastern United States, with smaller operations in the Mid-Atlantic and the Midwest.

Mac-Gray sells and services commercial laundry equipment manufactured by The Maytag Corporation and, to a lesser extent, by American Dryer Corp., The Dexter Company, and Whirlpool Corporation.  Additionally, the Company sells or rents laundry equipment to restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities.

The MicroFridge® segment derives revenue through the sale and rental of its MicroFridge® appliances to military bases, the hotel and motel market, colleges and universities and assisted living facilities.  The MicroFridge® segment also derives revenue through the sales of laundry equipment to the United States government.  Beginning in the first quarter of 2004, the Company has reported the sales of laundry equipment to the United States government as revenue of the MicroFridge® segment. The comparable quarter and nine month period ended in 2003 has been restated in the segment-reporting table of Footnote 9 of the condensed consolidated financial statements included in this report.

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

Recent Developments

On January 16, 2004, the Company acquired substantially all of Web Service Company, Inc.’s (“Web”) laundry facilities management assets in 13 eastern and southeastern states and the District of Columbia.  The purchase price consisted of approximately $41 million in cash.  The Company also sold to Web certain laundry facility management assets and related contracts in several western states for approximately $2 million.

The total purchase price, including costs of acquisition of $387, was allocated as follows:

Contract Rights	$28,060
Equipment	12,027
Inventory	804
Accrued Uncollected Cash	941
Furniture & Fixtures	30
Non-Compete Agreement	49
Accrued Facilities Management Rent	(489)

Total Purchase Price	$41,422

Concurrent with the acquisition, the Company amended its 2003 Senior Secured Credit Facility to increase the facility from $80 million to $105 million, consisting of a $70 million revolving credit line maturing December 31, 2006 and a $35 million term loan maturing December 31, 2008.  The 2003 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its two subsidiaries, except for its corporate headquarters, as well as a pledge by the Company of all the capital stock of its subsidiaries. The term loan requires quarterly payments of $1,250 and a final payment of the remaining principal balance due at maturity.

Results of Operations (Dollars in thousands)

Three and nine months ended September 30, 2004 compared to three and nine months ended September 30, 2003.

Revenue.

Revenue in each of our facilities management, rental and sales businesses for the three and nine months ended September 30, 2003 and 2004 were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Increase	%			Increase	%
	2003	2004	(Decrease)	Change	2003	2004	(Decrease)	Change

Laundry facilities management	$24,930	$32,637	$7,707	31%	$76,922	$100,260	$23,338	30%
Laundry equipment sales	4,354	3,036	(1,318)	-30%	10,562	9,759	(803)	-8%
Reprographics facilities management	1,036	648	(388)	-37%	3,697	2,903	(794)	-21%
Total Laundry & Reprographics	30,320	36,321	6,001	20%	91,181	112,922	21,741	24%
MicroFridge® equipment sales and rental	6,976	7,926	950	14%	18,117	20,096	1,979	11%
Total revenue	$37,296	$44,247	$6,951	19%	$109,298	$133,018	$23,720	22%

Total revenue for the three months ended September 30, 2004 was $44,247, as compared to $37,296 for the same period in 2003, for an increase of $6,951, or 19%.  Total revenue for the nine months ended September 30, 2004 was $133,018, as compared to $109,298 for the same period in 2003, for an increase of $23,720, or 22%.  The increase in total revenue for the three months ended September 30, 2004 is primarily attributable to the revenue associated with the eastern region laundry facilities management business acquired from Web on January 16, 2004, which contributed $6,841, and increased revenues from the MicroFridge® division of $950.  Partially offsetting these increases were decreases in the sale of laundry equipment of $1,318 and in Reprographics revenue of $388 in the three months ended September 30, 2004 as compared to the same period in 2003.  The increase in total revenue for the nine months ended September 30, 2004 is primarily attributable to the revenue associated with the acquisition mentioned above, which contributed $19,785, and increased revenues from the MicroFridge® division of $1,979.  Partially offsetting these increases were decreases in the sale of laundry equipment of $803 and in Reprographics revenue of $794 in the nine months ended September 30, 2004 as compared to the same period in 2003.

The increase in laundry facilities management revenue of $7,707 and $23,338, or 31% and 30%, for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003, respectively, was attributable primarily to the revenue associated with the purchase of the eastern region laundry facilities management assets from Web on January 16, 2004.  The acquired assets generated $6,841 and $19,785, or 89% and 85% of the increase in laundry facilities management revenue for the three and nine months ended September 30, 2004.  The remainder of these increases was attributable primarily to laundry equipment added in the field since a year ago, selected vend price increases, and usage increases in certain geographical areas.  The additional equipment was added through successful organic sales efforts.  The Company has mitigated the effects on revenue of fluctuations in apartment vacancy rates due to the significant amount of laundry facilities management revenue derived from its substantial base of college accounts which typically maintain high occupancy rates except during the summer months.

Sales of laundry equipment decreased by $1,318, or 30%, to $3,036 for the three months ended September 30, 2004 from $4,354 for the three months ended September 30, 2003.  Sales of laundry equipment decreased by $803, or 8%, to $9,759 for the nine months ended September 30, 2004 from $10,562 for the nine months ended September 30, 2003.  This business is sensitive to the strength of the economy, consumer confidence, local permitting, and the availability of financing to the small businesses that are our customers.  Sales of laundry equipment can fluctuate significantly quarter-to-quarter due to such factors as timing of orders and shipment, credit approval by leasing companies, or construction delays.  In the third quarter of 2004 several product shipments were delayed due to the hurricanes that affected southern Florida during this period.

MicroFridge® equipment sales and rental revenue increased by $950, or 14%, to $7,926 for the three months ended September 30, 2004 from $6,976 for the three months ended September 30, 2003.  MicroFridge® revenue increased by $1,979, or 11%, to $20,096 for the nine months ended September 30, 2004 from $18,117 for the nine months ended September 30, 2003.  The increase for the three month period was primarily attributable to increases in sales to the academic market offset somewhat by a decrease in sales to the Unites States government.  The increase for the nine month period was primarily the result of a 29% increase in sales to the academic market and a 9% increase to the hotel market partially offset by a 1% decrease in sales to the United States government.  Management believes the general improvement in the performance of the MicroFridge® division was primarily due to broader market penetration, and new product offerings.  Beginning in the first quarter of 2004, the Company has reported the sales of laundry equipment to the United States government as revenue of the MicroFridge® segment. The comparable quarters in 2003 have been restated in the segment-reporting table of Footnote 9 of the condensed consolidated financial statements included in this report.  In the three and nine month periods of both 2004 and 2003, the majority of MicroFridge® sales to the government consisted of MicroFridge® brand appliances.

Reprographics revenue totaled $648 for the three months ended September 30, 2004 as compared to $1,036 for the three months ended September 30, 2003, a decrease of $388, or 37%.  Reprographics revenue totaled $2,903 for the nine months ended September 30, 2004 as compared to $3,697 for the nine months ended September 30, 2003 for a decrease of $794, or 21%.  The continued revenue decline is primarily attributable to the continued decline in copy volume at public and private libraries due to the continued increase in printing from the Internet as well as the Company’s strategy of discontinuing customer contracts that do not provide the level of profitability to justify continued investment.

Cost of Facilities Management Revenue. Cost of facilities management revenue includes rent paid to facilities management clients as well as those costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue increased by $4,892, or 28%, to $22,606 for the three months ended September 30, 2004 as compared to $17,714 for the three months ended September 30, 2003 and by $15,134, or 28%, to $69,735 for the nine months ended September 30, 2004 as compared to $54,601 for the nine months ended September 30, 2003.  These increases are due primarily to the addition of approximately 40,000 pieces of equipment added to the facilities management business as a result of the January acquisition.  As a percentage of facilities management revenue, these costs have remained relatively constant at 68% for the three and nine months ended September 30, 2004.  For the three and nine months ended September 30, 2003 the percentage was also 68%.  As a percentage of revenue, laundry facilities management rent expense in the third quarter and nine months ended September 30, 2004 as compared to the third quarter and nine months ended September 30, 2003 has increased due to the contracts acquired in January having a higher facilities rent than the Company’s existing laundry facilities management contracts.  This increase was partially offset by lower operating expenses, as a percentage of revenue, in the third quarter and nine months ended September 30, 2004 as compared to the same periods in 2003.  These lower operating expenses, expressed as a percentage of revenue, resulted from the elimination of several expenses, which were redundant once the integration of the acquired contracts began in the first quarter of 2004.

Depreciation and Amortization.  Depreciation and amortization increased by $1,195, or 30%, to $5,126 for the three months ended September 30, 2004 as compared to $3,931 for the three months ended September 30, 2003 and by $2,978, or 24%, to $15,458 for the nine months ended September 30, 2004 as compared to $12,480 for the nine months ended September 30, 2003.  This increase is primarily attributable to the depreciation and amortization of assets and contracts comprising the laundry facilities management assets purchased in January 2004.  The laundry facilities management field equipment acquired had an appraised value of approximately $12,027 as of the acquisition date. The Company is depreciating this equipment over five years.  The contract rights acquired had an appraised value of approximately $28,060 as of the acquisition date and are being amortized over twenty years. Also contributing to the increased depreciation expense was new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts were renegotiated.

Cost of Product Sold.  Cost of product sold consists primarily of the cost of laundry equipment, MicroFridge® equipment, parts and supplies sold.  Cost of product sold decreased $292, or 4%, to $7,795 for the three months ended September 30, 2004, as compared to $8,087 for the three months ended September 30, 2003 and increased by $661, or 3%, to $20,851 for the nine months ended September 30, 2004 as compared to $20,190 for the nine months ended September 30, 2003.  As a percentage of sales, cost of product sold was approximately 71% for both the three and nine months ended September 30, 2004 as compared to 72% for both the three and nine months ended September 30, 2003.  This percentage is a combination of laundry equipment sales generating a slightly lower gross margin for the three and nine months ended September 30, 2004 as compared to the same periods in 2003, while MicroFridge® sales generated a slightly higher gross margin for the same periods.  The variation in percentages is due primarily to the changes in product mix.

Selling, General and Administration Expenses.  Selling, general and administration expense increased by $888, or 16%, to $6,389 for the three months ended September 30, 2004, as compared to $5,501 for the three months ended September 30, 2003 and by $2,755, or 17%, to $18,876 for the nine months ended September 30, 2004 as compared to $16,121 for the nine months ended September 30, 2003.  As a percentage of revenue, selling, general and administration expense decreased to 14% for both the three and nine months ended September 30, 2004 from 15% for both periods in 2003.  The increases in selling, general and administrative expenses are primarily attributable to the additional sales personnel, selling expenses and marketing expenditures associated with the January 2004 acquisition of laundry facilities management contracts.  Also contributing to the increase were increases in general liability insurance, information technology systems related depreciation, and costs associated with the preparation for compliance with Section 404 of the Sarbanes-Oxley Act.

Loss on early extinguishment of debt.  In connection with the January 16, 2004 acquisition of Web’s eastern region assets and the corresponding amendment to the Company’s 2003 Senior Secured Credit Facility, $183 of unamortized financing costs associated with the 2003 Senior Secured Credit Facility was expensed during the first quarter of 2004.  In connection with the June 24, 2003 refinancing of the Company’s Senior Secured Credit Facility, $381 of unamortized financing costs was expensed during the second quarter of 2003.

Gain on sale of assets.  Gain on sale of assets was $35 and $1,342 for the three and nine months ended September 30, 2004, respectively, as compared to $55 and $88 for the three and nine months ended September 30, 2003, respectively.  During the first quarter of 2004, the Company realized a gain of $1,218 on the sale of certain laundry facilities equipment and contracts to Web for approximately $2,000. Also included in the transaction were prepaid facilities rent, equipment and parts inventory.  Also included in gain on sale of assets was the sale of miscellaneous laundry and MicroFridge® equipment in the ordinary course of the Company’s business.

Income from operations.  Income from operations was $2,366 and $9,257 for the three and nine months ended September 30, 2004, respectively, as compared to $2,118 and $5,613 for the same periods in 2003, for an increase of $248 and $3,644, or 12% and 65%, respectively.  Excluding the loss on early extinguishment of debt and the gain on sale of assets to Web, income from operations would have been $2,366 and $8,222 for the three and nine months ended September 30, 2004, respectively, and $2,118 and $5,994 for the three and nine months ended September 30, 2003, respectively, or a 12% and 37% increase, respectively.  These increases were due primarily to the reasons discussed above.

A reconciliation of Income from operations, as reported, to Income from operations, as adjusted, is provided below:

	For the three months ended September 30,		%	For the nine months ended September 30,		%
	2003	2004	Change	2003	2004	Change

Income from operations, as reported	$2,118	$2,366	12%	$5,613	$9,257	65%
Loss on early extinguishment of debt	—	—		381	183
Gain on sale of fixed assets to Web	—	—		—	(1,218)
Income from operations, as adjusted	$2,118	$2,366	12%	$5,994	$8,222	37%

Income from operations, as adjusted, is provided because the Company believes that certain investors may find it to be a useful tool towards understanding of the Company’s overall historical financial performance.

Interest and Other Expense.  Interest and other expenses, which is comprised primarily of interest expense, increased by $253, or 31%, to $1,060 for the three months ended September 30, 2004, as compared to $807 for the same period in 2003 and by $1,087, or 52%, to $3,183 for the nine months ended September 30, 2004 as compared to $2,096 for the nine months ended September 30, 2003.  These increases are attributable to the increased borrowings in January 2004 to finance the approximately $41 million acquisition of Web’s eastern region laundry facilities management assets.  Non-cash interest expense associated with the accounting treatment of the Company’s interest rate swap agreements resulted in interest expense of $333 and $1,035 for the three and nine months ended September 30, 2004, respectively, as compared to $388 and $260 for the three and nine months ended September 30, 2003, respectively.

Provision for Income Taxes.  The provision for income taxes decreased by $366, or 40%, to $554 for the three months ended September 30, 2004 compared to $920 for the three months ended September 30, 2003 and increased by $759, or 41%, to $2,606 for the nine months ended September 30, 2004 as compared to $1,847 for the nine months ended September 30, 2003.  The decrease for the quarter and increase for the nine-month period is due primarily to the changes in taxable income.  The changes in tax expense relate to the changes in taxable income, which include the gain on sale of fixed assets.  The effective tax rate has remained relatively constant, fluctuating between 42% and 43%, for the three and nine months ended September 30, 2004 and 2003.

Seasonality

The Company experiences moderate seasonality as a result of its significant operations in the college and university market.  Revenues derived from the college and university market represent approximately 25% of the Company’s total annual revenue.  Academic route and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters.  Conversely, the Company’s operating and capital expenditures have historically been higher during the third calendar quarter, when the Company installs a large number of machines while colleges and universities are generally on summer break.  Product sales, principally of MicroFridge® products, to this market are also typically higher during the third calendar quarter as compared to the rest of the calendar year.  The laundry facilities management assets acquired in January 2004 are not expected to affect the degree of seasonality experienced by the Company.

Liquidity and Capital Resources (Dollars in thousands)

For the nine months ended September 30, 2004, Mac-Gray’s source of cash has been primarily from operating activities and, in connection with the acquisition of Web’s eastern region laundry facilities management assets, funds borrowed under the Company’s credit facility.  In addition to the January 2004 acquisition, the Company’s primary uses of cash have been the purchase of new laundry machines and MicroFridge® equipment, and reduction of debt.  The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on outstanding indebtedness, capital expenditures, and other purposes.

For the nine months ended September 30, 2004 and 2003, cash flows provided by operations were $26,445 and $14,951, respectively.  Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sold, and selling, general and administration expenses.  The increase for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 is attributable primarily to ordinary changes in working capital and the addition of the laundry facilities management business acquired in January 2004.  The most significant increases in cash flows provided by operating activities were net income and depreciation and amortization expense as well as larger decreases in accounts receivable and inventory.  The decrease in accounts receivable was primarily attributable to the Company’s continued emphasis on collection efforts as well as having less sales transactions with extended terms at September 30, 2004 than at December 31, 2003.  The decrease in inventory is primarily attributable to management’s continued efforts to reduce inventory to more efficient levels.

For the nine months ended September 30, 2004 and 2003, cash flows used in investing activities was $53,116 and $8,978, respectively.  The primary cause of the increase was the January acquisition of Web’s eastern laundry facilities management assets of $40,672.  Other capital expenditures for the nine months ended September 30, 2004 and 2003 were $14,618 and $11,520, respectively.  This increase of $3,098 was the result of more laundry equipment being placed in service, and more laundry facilities contracts being renegotiated in the nine months ended September 30, 2004 than in the same period in 2003, due in part to the additional laundry facilities contracts acquired in January.  Proceeds of  $2,000 from the January 2004 sale of laundry facilities equipment and contracts to Web were used to fund a portion of the aforementioned capital expenditures and acquisition.

For the nine months ended September 30, 2004 and 2003, cash flows provided by (used in) financing activities were $28,779 and $(5,849), respectively.  Cash flows provided by (used in) financing activities consist primarily of proceeds from and repayments of bank borrowings, and other long-term debt, which increased due to borrowings to fund the acquisition of the eastern region assets of Web.  Also included in the nine months ended September 30, 2004 is the financing cost related to the 2003 Senior Secured Credit Facility amendment obtained in January in connection with the acquisition.

On June 24, 2003, the Company entered into a Senior Secured Credit Facility with a group of banks.  This transaction retired both the June 2000 Revolving Line of Credit and the June 2000 Senior Secured Term Loan Facility, which were due to expire in July 2004 and June 2005, respectively.  On January 16, 2004, the Company obtained an amendment to its 2003 Senior Secured Credit Facility in connection with the January 2004 acquisition of assets from Web.

The 2003 Senior Secured Credit Facility provides for borrowings up to $105,000, consisting of a $70,000 Revolving Line of Credit maturing December 31, 2006 and a $35,000 Senior Secured Term Loan Facility maturing December 31, 2008.  The 2003 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, except for its corporate headquarters, as well as a pledge by the Company of all the capital stock of its subsidiaries. The Senior Secured Term Loan Facility requires quarterly payments of $1,250 and a final payment of the remaining principal balance due at maturity.  In addition to the scheduled quarterly payments, the Company is required to pay an amount equal to 50% of Excess Cash Flow, as defined, for each fiscal year if the Funded Debt Ratio (as defined) for each of the preceding four fiscal quarters is less than 1.50 to 1.  This payment is first used to reduce the 2003 Senior Secured Term Loan Facility with any remaining amounts used to reduce the revolving line of credit.  No Excess Cash Flow payment was required at December 31, 2003.  As of September 30, 2004, there was $31,250 outstanding under the term loan and $43,023 outstanding under the revolving line of credit. The available balance under the revolving line of credit as of September 30, 2004 was $26,965.  At September 30, 2004 outstanding letters of credit amounted to $21.

Outstanding indebtedness under the 2003 Senior Secured Credit Facility bears interest, at the Company’s option, at a rate equal to the prime rate, or LIBOR plus 1.75%.  The average interest rate was approximately 4.4% as of September 30, 2004, compared with approximately 4.1% as of December 31, 2003.  The Applicable LIBOR margin may be adjusted quarterly based on certain financial ratios.

The 2003 Senior Secured Credit Facility contains a commitment fee which is calculated as a percentage of the average daily-unused portion of the 2003 Senior Secured Credit Facility. This percentage may be adjusted quarterly based on the Funded Debt Ratio.  As of September 30, 2004, the Company’s commitment fee was equal to 0.375%.

The 2003 Senior Secured Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most restrictive financial ratio is a minimum level of debt service coverage.  The Company was in compliance with all financial covenants at September 30, 2004.

On March 4, 2004, the Company obtained a $4,000 mortgage loan on its corporate headquarters in Cambridge, Massachusetts.  The loan bears interest at a rate of LIBOR plus 1.50%, has a twenty-five year amortization, which includes quarterly payments of $40 plus interest beginning in June 2004, and has a balloon payment of $3,280 due upon its maturity on December 31, 2008.  As of September 30, 2004, there was $3,920 outstanding under the mortgage loan and the interest rate was 4.59%.  The loan is cross defaulted to the 2003 Senior Secured Credit Facility.

As required by the 2003 Senior Secured Credit Facility, the Company entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its 2003 Senior Secured Credit Facility.  The Company has also elected to enter into a swap agreement to coincide with the amortizing mortgage loan.  The Company has designated its interest rate swap agreements as cash flow hedges.

The table below outlines the details of each swap agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount September 30, 2004	Expiration Date	Fixed Rate

Jun 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
Jun 24, 2003	$20,000	Amortizing	$16,429	Jun 30, 2008	2.34%
Feb 17, 2004	$21,600	Fixed	$21,600	Feb 17, 2007	2.58%
Mar 8, 2004	$4,000	Amortizing	$3,920	Dec 31, 2008	3.09%

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

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.  At September 30, 2004, the fair value of the Swap Agreements, net of related taxes, was an unrealized gain of $710.  This amount has been included in other assets on the consolidated balance sheet.

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

A summary of the Company’s contractual obligations and commitments related to its outstanding long-term debt and future minimum lease payments as of September 30, 2004 is as follows:

Fiscal Year	Long Term Debt	Facilities Rent Commitments	Capital Lease Commitments	Operating Lease Commitments	Total
2004 (three months)	$1,294	$1,679	$255	$228	$3,456
2005	5,162	6,553	961	684	13,360
2006	48,183	5,796	862	365	55,206
2007	5,160	4,849	447	64	10,520
2008	18,400	3,657	105	—	22,162
Thereafter	—	6,415	—	—	6,415
Total	$78,199	$28,949	$2,630	$1,341	$111,119

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

Interest Rates—

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at September 30, 2004.

	September 30, 2004
	Expected Maturity Date (In Thousands)
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt:
Fixed rate	$4	$2	$—	$—	$—	$—	$6
Average interest rate	10.0%	10.0%
Variable rate	$1,290	$5,160	$48,183	$5,160	$18,400	$—	$78,193
Average interest rate	4.4%	4.4%	4.4%	4.4%	4.4%

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

Also on June 24, 2003, the Company entered into an additional swap agreement that has a notional amount of $20,000 and a maturity date in June 2008.  This swap agreement contains an amortization provision and a fixed rate of 2.34%.  The notional amount of this agreement at September 30, 2004 was $16,429.

On February 13, 2004, the Company entered into an additional swap agreement that has a notional amount of $21,600 and a maturity date in February 2007.  The interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.58%.

On March 8, 2004 the Company entered into an additional swap agreement to manage the interest rate risk associated with its mortgage note payable.  This agreement has a notional amount of $4,000 and a maturity date in December 2008.  This swap agreement contains an amortization provision and a fixed rate of 3.09%.  The notional amount of this agreement at September 30, 2004 was $3,920.

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

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.  At September 30, 2004, the fair value of the Swap Agreements, net of related taxes, was an unrealized gain of $710.  This amount has been included in other assets on the consolidated balance sheet.

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

As of September 30, 2004, there was $31,250 outstanding under the term loan, $43,023 outstanding under the revolving line of credit, and $3,920 outstanding under the mortgage loan.  The unused balance under the revolving line of credit was $26,956 at September 30, 2004.  The average interest rate was approximately 4.4% at September 30, 2004.

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

MAC-GRAY CORPORATION
November 9, 2004	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal financial officer)