Form 10-K
period 2004-12-31
MAC-GRAY CORP
filed 2005-03-31
CIK 1038280

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        Registrant's telephone number, including area code: (617) 492-4040

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

        The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2004 was $44,160,068.

        As of March 26, 2005, 12,816,254 shares of common stock of the registrant, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrants' Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2005 are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

        Some of the statements made in this report under the captions "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report or in documents incorporated herein by reference are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," and other similar expressions. Investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond the Company's control and which could materially affect actual results, performance or achievements. Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, without limitation, the factors described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Investors should carefully review all of the factors described herein, which may not be an exhaustive list of the factors that could cause these differences.

Item 1. Business

  Overview

        Mac-Gray was founded in 1927. Unless the context requires otherwise, all references in this report to we, our, Mac-Gray, the Company, or us means Mac-Gray Corporation and its subsidiaries and predecessors. Mac-Gray Corporation was incorporated in Delaware in 1997.

        For the year ended December 31, 2004 we operated three business units, based on different product and service categories: laundry (consisting of our laundry facilities management and laundry equipment sales and services businesses); MicroFridge®; and reprographics facilities management, or Copico. The laundry business unit and Copico have been aggregated into one reportable business segment, Laundry and Reprographics, as many operating functions of the laundry facilities management and Copico operations are commingled. The MicroFridge® business unit is a separate reportable business segment. Financial information with regard to reportable business segments is reported under Note 14 to the consolidated financial statements included in this report and is incorporated into this Item 1 by reference.

        In January 2005, the Company restructured portions of its sales organization and the corresponding internal financial reporting of its business segments to improve the sales and marketing efforts associated with the sales of equipment and appliances. Whereas in 2004 and prior years, the revenue, costs, and expenses related to the laundry equipment sales and services business were reported in the Company's Laundry and Reprographics business segment, beginning on January 1, 2005 laundry equipment sales and services are included in a new business segment entitled "Product Sales." Also included in this segment is all of the revenue that was previously included in the MicroFridge® reporting business segment. This reporting change results in the Company having two different reporting business segments: "Laundry Facilities Management," which includes the core business of operating laundry rooms in the multi-unit housing industry, and "Product Sales," which includes the sales of laundry equipment, MicroFridge® products, and other appliances, equipment and related service businesses operated by the Company. Also included in the "Laundry Facilities Management" segment is the Copico revenue and related direct expenses, which are immaterial for business segment reporting purposes. These changes in the Company's reportable business segments will be reflected in the financial statements and analysis in the Company's future reports. Unless otherwise indicated, in this Form 10-K report, references to our business units and reportable segments are references to our business units and reportable segments in place as of December 31, 2004.

        We derive our revenue principally as a laundry facilities management contractor for the multi-unit housing industry. In 2004, 75% of our consolidated revenue was derived from laundry facilities management contracts. We operate laundry rooms, under long-term leases with property owners, colleges and universities and governmental agencies. We refer to these leases as "laundry leases" and this business as "laundry facilities management." Our laundry facilities management business is comprised of revenue-generating laundry equipment. As of December 31, 2004, this equipment was operated in approximately 34,000 multi-unit housing laundry rooms located in 27 states and the District of Columbia.

        As described in the Recent Development section below, on January 10, 2005, the Company significantly increased the size of its laundry facilities management business through an acquisition. After the acquisition, the number of laundry rooms in which the Company operates increased to approximately 45,000 and the number of states the Company conducts business in increased to 40.

        Our laundry business unit sells and services commercial laundry equipment manufactured by The Maytag Corporation, or "Maytag", and also sells laundry equipment manufactured by The Dexter Company, Whirlpool Corporation, and American Dryer Corp. This business unit sells and rents laundry equipment to laundromats, restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities. We refer to this business as our "equipment sales business."

        Copico derives its revenue principally through managing college and municipal libraries' vended (card or coin-operated) reprographic equipment, with operations concentrated in the Northeast.

        The MicroFridge® segment derives revenue through the sale and rental of a family of patented combination refrigerator/freezer/microwave ovens, or "Units", and other household appliances, to colleges and universities, military bases, the hotel and motel market, and assisted living facilities. The MicroFridge® segment also derives revenue through the sales of laundry equipment to the United States military. In 2003 our MicroFridge® segment entered into an agreement with Maytag to become a national distributor of Maytag's Amana®, Magic Chef® and Maytag brands of kitchen appliances using the brand name "Maytag Direct"®.

Recent Developments

        On January 10, 2005, we acquired the laundry facilities management assets of Web Service Company, Inc., or "Web", in 13 western and southern states for approximately $112 million. We believe this acquisition will add approximately $69 million of revenue in 2005, which would represent approximately 50% of our 2004 revenue derived from laundry facilities management operations. As a result of this Web acquisition, we expect our consolidated revenue derived from laundry facilities management operations to be approximately 80% of consolidated revenue in 2005. Concurrent with the Web acquisition, we and a group of lenders entered into a new Senior Secured Credit Facility consisting of a $120 million five-year revolving credit line and an $80 million five-year term loan. Both the term and the revolving portions of this credit facility mature on January 10, 2010. The 2005 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all the capital stock of its subsidiaries. The term loan amortization schedule is as follows:

Year	Amount
(In thousands)
2005	$8,000
2006	12,000
2007	16,000
2008	20,000
2009	18,000
2010	6,000

Total	$80,000

        On January 16, 2004, we acquired Web's laundry facilities management assets in 13 eastern and southeastern states and the District of Columbia. The purchase price consisted of approximately $39 million in cash and the sale to Web of certain of our laundry facility management assets and related contracts in several western states valued at approximately $2 million. This acquisition added approximately $27 million of revenue in 2004, representing approximately 20% of our 2004 laundry facilities management revenue.

Industry Overview

  Outsourced Laundry Facilities Management Industry

        Through our laundry facilities management business, we operate in the outsourced laundry facilities management industry throughout the United States. This industry is characterized by stable operating cash flows generated by long-term leases with multi-unit housing property owners, colleges and universities and governmental agencies. The Company knows of no reliable independent estimates of the industry size. Based upon our estimates of the industry size, we believe there are three to four million installed machines in multi-unit housing properties throughout the United States, the majority of which we believe have been outsourced to independent operators such as us and the remainder of which continue to be operated by the property owners or managers of such locations. The outsourced laundry equipment services industry remains highly fragmented, with many small, private facilities management businesses operating throughout all major metropolitan areas in the United States.

        Industry participants incur significant capital costs upon the procurement of new leases and the renewal of existing leases. These costs may include replacing existing washers and dryers, refurbishing laundry rooms and making advance location payments to secure long-term leases. After the initial expenditures, ongoing working capital requirements are typically minimal. In addition, the useful life of the equipment typically extends beyond the term of the contract under which they are installed. Furthermore, maintenance of the facilities and payment of the related utilities where the laundry equipment is located are typically the responsibility of the property owner or manager.

        Historically, the industry has been characterized by stable demand and has been resistant to changing market conditions and general economic cycles. We believe that the industry's consistent and predictable revenue and operating cash flows are primarily due to: (i) the stable demand for laundry services, (ii) the long-term nature of laundry leases, and (iii) minimal ongoing working capital requirements.

  Laundry Equipment Sales Industry

        Through our equipment sales business, our laundry business unit participates in the laundry equipment sales industry as a distributor and lessor of commercial laundry equipment to public laundromats, as well as to the multi-unit housing industry.

  Appliance Sales Industry

        Through our MicroFridge® segment, we participate in the combination refrigerator/freezer/microwave ovens industry as a distributor and lessor of these combination units to multi-unit housing facilities such as hotels, motels, colleges and universities, and assisted living facilities. The Company also distributes its products to military bases throughout the United States and several foreign countries and through a limited number of retail channels.

        In 2003 our MicroFridge® segment entered into an agreement with Maytag to become a national distributor of Maytag's Amana®, Magic Chef® and Maytag brands of kitchen appliances using the brand name "Maytag Direct"®.

  Segment Information

        The following is a discussion of each of the Company's reportable business segments: (i) Laundry and Reprographics and (ii) MicroFridge®. Financial information with regard to the business segments is reported under Note 14 to the Company's consolidated financial statements included in this report.

Laundry and Reprographics Segment

        Mac-Gray believes that it is the United States' second largest supplier of vended (card or coin-operated) laundry facilities management services in multi-unit housing facilities such as apartment buildings, colleges and universities and public housing complexes. Based upon Mac-Gray's ongoing survey of colleges and universities, the Company believes it is the United States' largest supplier of such services to the college and university market. As of March 15, 2005, Mac-Gray owned card or coin-operated washers and dryers in approximately 45,000 multi-unit housing laundry rooms located in 40 states and the District of Columbia. Mac-Gray also believes that it is the largest user and purchaser of commercial laundry products manufactured by Maytag for both its own use and for resale.

  Laundry Facilities Management Business

        A substantial portion of Mac-Gray's Laundry and Reprographics segment's and Mac-Gray's total revenue is derived through Mac-Gray's laundry facilities management business, pursuant to which it acts as a laundry facilities management contractor under long-term leases with property owners or managers. For the year ended December 31, 2004 the laundry facilities management business accounted for approximately 75% of the Company's consolidated revenue. Under Mac-Gray's long-term leases, the Company typically receives the exclusive right to service laundry rooms within a multi-unit housing property in exchange for a negotiated percentage of the revenue collected (this percentage is referred to herein as "facilities management rent"). During the past five fiscal years, Mac-Gray has been able to retain approximately 97% of its equipment base per year. Excluding the January 2004 acquisition, Mac-Gray has been able to add an average of 4% per year to its equipment base through internally generated growth. Mac-Gray believes that its ability to retain its existing equipment base, while growing that base through internally generated growth in equipment installations, is indicative of its service of, and attention to, property owners and managers. The Company has also been able to provide its customers with vending card and other proprietary technologies, and continues to invest in research and development of such technologies. The property owner or manager is usually responsible for maintaining and cleaning, as well as the security of the premises and payment of the utilities. Mac-Gray leases space within a property, in some instances improves the leased space with flooring, ceilings and other improvements ("betterments"), and then installs and services the laundry equipment and collects the payments. Mac-Gray generally has the ability to set and adjust the vending pricing for its equipment based upon local market conditions.

        Mac-Gray has centralized its administrative, billing, marketing, purchasing and equipment refurbishing operations at its corporate headquarters in Cambridge, Massachusetts. Mac-Gray also operates sales and/or service centers in Connecticut, Florida (three locations), Georgia, Illinois, Maine, Maryland, New York (two locations), North Carolina, Tennessee, and New Jersey. In connection with the January 10, 2005 acquisition of laundry facilities management assets, the Company added sales and/or service centers in Arizona (two locations), Colorado, Louisiana, New Mexico, Oregon, Texas (three locations), Utah, and Washington.

        Mac-Gray's laundry facilities management business has certain intrinsic characteristics in both its industry and its customer base, including the following:

        Recurring Revenue.    Mac-Gray operates as a laundry facilities management contractor under long-term leases with property owners or managers. Mac-Gray's efforts are designed to maintain these customer relationships over the long-term. Our typical lease has an original average term of approximately seven years, with an option to renew if mutually agreed. In each of the past five years, Mac-Gray has been able to retain approximately 97% of its equipment base per year, largely because of the good relationships we have with our customers.

        Diversified and Stable Customer Base.    As of March 15, 2005, Mac-Gray provided laundry services to approximately 45,000 laundry rooms located in 40 states in the Northeast, Southern, Midwest, and Northwest United States, as well as the District of Columbia. As of March 15, 2005, no customer represented more than 1% of Mac-Gray's equipment base. Mac-Gray serves customers in multi-unit housing facilities, including apartment buildings, colleges and universities, condominiums and public housing complexes.

        Seasonality.    The Company experiences moderate seasonality as a result of its operations in the college and university market. Revenues derived from the college and university market represented approximately 20% of the Company's total revenue for 2004. Academic facilities management revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, the Company increases its operating and capital expenditures during a significant portion of the third calendar quarter, when it has its greatest product installation activities, which is when most colleges and universities are not in session. Product sales, principally of MicroFridge® products, to this market are typically higher during the third calendar quarter as compared to the rest of the calendar year, somewhat offsetting the seasonality effect of the laundry facilities management business unit. The Web laundry facilities management assets acquired in January 2005 are not expected to significantly affect the degree of seasonality experienced by the Company.

        Competition.    The laundry facilities management industry is highly competitive, capital intensive and requires the delivery of reliable and prompt service to customers. Mac-Gray believes that customers consider different factors in selecting a laundry facilities management contractor, including customer service, reputation, facilities management rent rates, including advance rents, and a range of products and services. Mac-Gray believes that different types of customers assign varied weight to each of these factors and that no one factor materially influences a customer's selection of a laundry facilities management contractor. Within any given geographic area, Mac-Gray may compete with local independent operators, regional operators, multi-region, and national operators. The industry is highly fragmented; consequently, Mac-Gray has grown by acquisitions, as well as through new equipment placement. As of March 15, 2005, Mac-Gray believes that it is the second largest card or coin-operated laundry facilities management contractor in the United States.

        Impact of Economic Downturns.    The Company's laundry facilities management revenue is affected by the changes in the multi-unit housing vacancy rates. As the United States economy began to slow down in 2002, the Company felt the effects of an increase in multi-unit housing vacancy rates. As these vacancy rates continued to increase throughout 2002 and 2003 the Company believes laundry facilities management revenue was negatively affected by approximately 2%. In 2004 the Company believes it experienced increases in revenue in several of its key markets due, in part, to corresponding decreases in vacancy rates. Independent data show the vacancy rate in many markets the Company conducts business in declined in 2004 as compared to 2003, but remains higher than in 2001. The Company's markets that have been most effected since 2002 have been in the southern states, particularly Florida, Georgia and North Carolina. Vacancy rates have not increased to the same extent in the Company's northern markets.

        Dependence On a Key Supplier.    The Company currently purchases a large portion of the equipment that it uses in its laundry facilities management business from Maytag. In addition, the Company derives a portion of its revenue, as well as certain competitive advantages, from its position as a distributor of Maytag commercial laundry products. The Company's relationship with Maytag began in 1927. Although the purchase and distribution agreements between the Company and Maytag may be terminated by either party upon written notice, the Company has never had such an agreement terminated by Maytag. A termination of, or substantial revision of the terms of, the contractual arrangements or business relationships with Maytag could have a material adverse effect on the Company's business, results of operations, financial condition and prospects. The January 10, 2005 acquisition of laundry facilities management assets is expected to increase the Company's equipment purchases from Maytag. The acquisition will have no effect on the Company's distribution business.

  Equipment Sales and Services Business

        Through its equipment sales and services business, Mac-Gray is a significant distributor for several major laundry equipment manufacturers, primarily Maytag. Mac-Gray does not manufacture any of the commercial laundry equipment that it sells. As an equipment distributor, Mac-Gray sells commercial laundry equipment to public laundromats, as well as to the multi-unit housing industry. In addition, Mac-Gray sells commercial laundry equipment directly to institutional purchasers, including hospitals, restaurants, and hotels, for use in their own on-premises laundry facilities. Mac-Gray also has established a leasing program for commercial laundry customers who choose neither to purchase equipment nor to become a laundry facilities management customer. This leasing program involves the leasing of commercial laundry equipment to customers who maintain their own laundry rooms and generated revenues of $2,623,000 and $2,346,000 for the years ended December 31, 2004 and 2003, respectively. This revenue is included in Laundry and Reprographics revenue. Mac-Gray is certified by the manufacturers to service the commercial laundry equipment that it sells and leases. All installation and repair services are provided on an occurrence basis, not on a contractual basis. Related revenue is recognized at the time the installation service, or other service, is provided to the customer.

  Reprographics Facilities Management Business

        Our reprographics facilities management business unit, which we refer to as Copico, is a provider of card and coin-operated reprographics equipment and services to the academic and public library markets in the Northeast, and to a lesser extent in the Mid-Atlantic and the Midwest. Copico provides and services copiers and laser printers for the libraries of colleges, universities, graduate schools and public libraries. Copico represented approximately 2% of the Company's consolidated revenue in 2004.

        Copico's revenue and corresponding operating income have been declining since 1999 when college libraries, followed by public libraries, began to make reference material available electronically to patrons. Revenue in this segment has decreased since 1999 by approximately 46%. Electronic availability, widespread conversion to laser printers (free of charge in many school libraries) and other technical advancements have lead to reduced revenue at several accounts. As a result, since 2002, the Company elected either not to renew, or to terminate contracts with several customers, which were either not sufficiently profitable or forecasted to be unprofitable. The Company expects this trend to continue.

MicroFridge® Segment

        Our MicroFridge® segment consists of supplying combination refrigerator/freezer/microwave ovens, or Units, under the brand name MicroFridge® to multi-unit housing facilities such as military bases, hotels, motels, colleges and universities and assisted living facilities.

        The MicroFridge® product line with Safe Plug™ is a family of patented combination refrigerator/freezer/ microwave ovens. The Units' patented circuitry has proven to be an important feature for those customers who have concerns about electrical capacity and seek a safer alternative to hot plates and other cooking or heating appliances. MicroFridge® sales efforts have been focused on such "home-away-from-home" marketplaces as military bases, hotels, motels, colleges and universities and assisted living facilities.

        Mac-Gray believes that the MicroFridge® Units product line enhances the Company's ability to provide multiple amenities to both its current customer base as well as future customers seeking one source to fill multiple needs.

        The MicroFridge® segment revenues are derived from both the sale and rental of MicroFridge® Units and related products. In 2004, the largest market was the hospitality lodging industry and assisted living market throughout the United States, directly and through an independent dealer network. The second largest market was government living, consisting principally of military bases. In this market, the MicroFridge® Unit product line is available through government contracts with the General Services Administration and the U.S. Air Force. MicroFridge® Units have been installed at selected United States government facilities throughout the world. MicroFridge® Units are also sold and leased to colleges and universities across the United States. The academic living market is composed of more than 1,800 colleges and universities that have on-campus residence halls.

        The MicroFridge® segment maintains original equipment manufacturer, or "OEM" arrangements with two primary manufacturers: Sanyo E&E Corporation, and Nisshin Industry Co. Ltd. The principal patent underlying the MicroFridge® product is held jointly by us and Sanyo. The patented circuitry of the MicroFridge® Units is marketed under the trade name Safe Plug™. In 1997 Sanyo signed a non-competition agreement with us whereby Sanyo is precluded from entering the MicroFridge® market, provided that certain minimum annual quantities of products are purchased from Sanyo. These quantity requirements were met in 2004. The OEM agreement with Nisshin Industry Co. Ltd. is renewable year to year unless terminated with proper notice.

        The combination refrigerator/freezer/microwave oven industry is highly competitive. In addition to large direct sellers, the MicroFridge® segment also competes with the major retail stores and local and regional distributors who sell various brand-name compact refrigerators as well as microwave ovens in the markets served by MicroFridge®. Although we hold a patent on combination units utilizing internal circuitry, there has been increased competition from "similar look" products utilizing an external circuitry control mechanism. There also exists local and regional competition in the MicroFridge® rental business. Management believes that its expertise gained from being the first entrant in the market enables it to compete effectively against new entrants in the combination appliance business. MicroFridge®'s principal competitors include Absocold, Avanti, General Electric, Sanyo Fisher Sales, Sears, Tatung, Home Depot, Lowe's, Wal-Mart, and several companies focused on the college rental marketplace.

        In 2003 our MicroFridge® segment entered into an agreement with Maytag to become a national distributor of Maytag's Amana®, Magic Chef® and Maytag brands of kitchen appliances using the brand name "Maytag Direct"®. Excluding Maytag laundry equipment sales, which were included with equipment sales and services, for the year ended December 31, 2004, total sales of these appliances were insignificant.

Employee Base

        As of March 15, 2005, the Company employed 720 full-time employees. No employee is covered by a collective bargaining agreement and the Company believes that its relationship with its employees is good. The January 10, 2005 acquisition of laundry facilities management assets added approximately 180 full time employees.

Operating Characteristics

        The Company maintains a corporate staff as well as centralized finance, human resources, legal services, information technology and marketing departments. Regionally, the Company maintains service centers and warehouses staffed by service technicians, collectors, customer service representatives and inventory handlers. These facilities service the Laundry and Reprographics segment.

        The Laundry and Reprographics segment's sales and marketing efforts are conducted primarily by employees of the Company. Outside service providers are used periodically for various matters, including advertising, research, and equipment installation. The MicroFridge® business segment uses an internal sales force and independent distributors in parts of the United States where business opportunities do not warrant a direct sales force.

Backlog

        Due to the nature of the Company's laundry facilities management business, backlogs do not exist in that business. There is no significant backlog of orders in the Company's two sales businesses.

Contact Information

        The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission, or "SEC". Company reports filed with the SEC are available at the SEC's website at www.sec.gov and the Company's website at www.macgray.com. The information contained on our website is not included as a part of, or incorporated by reference into, this annual report on Form 10-K.

        The Company's corporate offices are located at 22 Water Street, Cambridge, Massachusetts, 02141. The Company's telephone number is (617) 492-4040; its fax number is (617) 492-5386, and its email address for investor relations is ir@macgray.com.

Item 2. Properties

        Mac-Gray owns its 40,000 square foot corporate headquarters in Cambridge, Massachusetts which houses the Company's administrative and central services, including an approximately 20,000 square foot warehouse for equipment, parts, and equipment refurbishment. Mac-Gray also owns sales and service facilities in Tampa, Florida and Austell, Georgia, each consisting of approximately 12,000 square feet. Mac-Gray leases the following regional facilities, which are largely operated as sales and service facilities, although limited administrative functions are also performed at many of them:

Location	Approximate Square Footage	Annual Rental Rate	Expiration Date
Buffalo, New York	9,500	$48,000	9/2005
Charlotte, North Carolina	9,900	57,000	2/2005
Deerfield Beach, Florida	8,300	68,475	5/2007
East Brunswick, New Jersey	9,600	53,000	5/2005
East Hartford, Connecticut	14,900	63,000	5/2006
Gurnee, Illinois	12,000	114,000	6/2006
Hendersonville, Tennessee	11,000	31,000	3/2007
Jessup, Maryland	10,300	61,816	3/2007
Lake City, Florida	1,125	7,200	4/2007
Orlando, Florida	2,100	19,000	12/2005
Syracuse, New York	7,800	45,000	10/2005
Westbrook, Maine	6,035	37,000	7/2006
Walpole, Massachusetts	19,000	113,000	5/2006

        The laundry segment is also currently renting space in 10 states and 14 separate locations from Web on a month-to-month basis, in connection with the acquisition of Web assets on January 10, 2005. It is the Company's intention to lease these facilities, or similar facilities, on a long-term basis.

        All properties are primarily utilized for the laundry facilities management business except for the Walpole, Massachusetts facility, which is utilized by both the MicroFridge® segment and Copico. The MicroFridge® segment also leases space at public warehouses, where rent is based on handling and the number of Units stored.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Mac-Gray common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "TUC".

        The following table sets forth the high and low sales prices for Mac-Gray common stock on the NYSE for the periods indicated.

	Year Ended December 31, 2003		Year Ended December 31, 2004
	High	Low	High	Low
First Quarter	$3.38	$3.04	$6.62	$5.16
Second Quarter	3.97	3.05	7.05	6.14
Third Quarter	4.65	3.98	7.06	6.45
Fourth Quarter	5.43	4.65	8.09	7.15

        As of March 8, 2005 there were 943 shareholders of record of Mac-Gray common stock.

        The Company does not currently pay dividends to the holders of Mac-Gray common stock. The Company currently intends to retain future earnings, if any, for the development of it's businesses and does not anticipate paying cash dividends on common stock in the foreseeable future. Future determinations by the Board of Directors to pay dividends on common stock would be based primarily upon the financial condition, results of operations, and business requirements of the Company. Dividends, if any, would be payable at the sole discretion of the Board of Directors out of the funds legally available therefor. In addition, the payment of dividends is restricted under the Company's Senior Secured Credit Facility.

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

	Year Ended December 31,
	2000	2001	2002	2003	2004(1)
Statement of Income Data:
Revenue	$154,268	$152,069	$150,368	$149,656	$182,694
Cost of revenue:
Cost of facilities management revenues	47,596	50,039	49,363	50,133	66,568
Facilities management expenditures and other direct costs	24,778	24,786	24,895	23,696	28,197
Depreciation and amortization	18,980	19,276	16,501	16,723	20,747
Cost of equipment sales	27,766	27,026	27,197	27,797	29,568

Total cost of revenue	119,120	121,127	117,956	118,349	145,080

Operating expenses:
General and administration	9,788	8,823	9,359	9,519	11,078
Sales and marketing	10,542	10,994	11,125	11,341	13,005
Depreciation	1,225	1,201	1,197	1,100	1,047
Gain on sale of assets	(201)	(52)	(192)	(145)	(1,208)
Loss on early extinguishment of debt	—	—	—	381	183

Total operating expenses	21,354	20,966	21,489	22,196	24,105

Income from operations	13,794	9,976	10,923	9,111	13,509
Interest expense, net	(6,770)	(5,164)	(4,578)	(2,807)	(4,312)
Gain on sale of lease receivables	—	—	—	836	—
Other expense, net	(78)	(28)	(4)	—	—

Income before provision for income taxes and effect of change in accounting principle	6,946	4,784	6,341	7,140	9,197
Provision for income taxes	(3,162)	(2,299)	(2,567)	(3,036)	(3,934)

Net income before effect of change in accounting principle	3,784	2,485	3,774	4,104	5,263
Effect of change in accounting principle, net of tax(3)	—	—	(906)	—	—

Net income available to common stockholders	$3,784	$2,485	$2,868	$4,104	$5,263

Net income per common share before the effect of change in accounting principle—basic	$0.30	$0.20	$0.30	$0.32	$0.41

Net income per common share before the effect of change in accounting principle—diluted	$0.30	$0.20	$0.30	$0.32	$0.40

Net income per common share—basic	$0.30	$0.20	$0.23	$0.32	$0.41

Net income per common share—diluted	$0.30	$0.20	$0.23	$0.32	$0.40

Weighted average common shares outstanding—basic	12,634	12,645	12,661	12,635	12,702

Weighted average common shares outstanding—diluted	12,634	12,647	12,664	12,741	13,028

	Year Ended December 31,
	2000	2001	2002(3)	2003(3)	2004(1)(3)
Other Financial Data:
EBITDA(2)	33,921	30,425	28,617	27,770	35,303
Depreciation and amortization	20,205	20,477	17,698	17,823	21,794
Capital expenditures(4)	13,983	12,779	13,334	15,372	17,826
Cash flows provided by operating activities	23,177	18,473	26,835	24,480	37,108
Cash flows used in investing activites	(11,996)	(11,917)	(12,436)	(12,802)	(57,101)
Cash flows (used in) provided by financing activites	(11,032)	(8,046)	(14,608)	(11,398)	21,188
Balance Sheet Data (at end of period):
Working capital	(2,364)	195	(2,601)	5,247	(2,737)
Long-term debt and capital lease obligations, including current portion	77,598	70,219	56,825	50,873	73,328
Long-term debt and capital lease obligations, net of current portion	70,454	62,572	47,975	47,254	67,225
Total assets	174,625	167,895	162,379	162,005	201,115
Stockholders' equity	59,961	60,574	63,688	68,729	75,936

1.
Includes the results of operations of the eastern region laundry facilities management assets acquired on January 16, 2004 from Web Service Company, Inc. for approximately $41,000.

2.
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

	Year Ended December 31,
	2000	2001	2002	2003	2004(1)
Income before provision for income taxes and effect of change in accounting principle	$6,946	$4,784	$6,341	$7,140	$9,197
Cost of revenue, depreciation and amortization expense	18,980	19,276	16,501	16,723	20,747
Operating expenses, depreciation and amortization expense	1,225	1,201	1,197	1,100	1,047
Interest expense, net	6,770	5,164	4,578	2,807	4,312

EBITDA	$33,921	$30,425	$28,617	$27,770	$35,303

3.
The financial data for the years ended December 31, 2002, 2003 and 2004 included the adoption of FAS 142.

Following is the impact on earnings of implementing FAS 142 on the years ended December 31, 2004, 2003 and 2002, and what the impact on the same period in 2000 and 2001 would have been:

	For the year ended December 31, (In thousands, except per share data)
	2000	2000 per share	2001	2001 per share	2002	2002 per share	2003	2003 per share	2004	2004 per share
Reported earnings	$3,784	$0.30	$2,485	$0.20	$2,868	$0.23	$4,104	$0.32	$5,263	$0.40
Add: Impairment charge to comply with new accounting standard—net of taxes	—	—	—	—	906	0.07	—	—	—	—

	$3,784	$0.30	2,485	0.20	3,774	0.30	4,104	0.32	5,263	0.40
Add: Goodwill amortization—net of taxes	$1,907	$0.15	$1,907	$0.15	—	—	—	—	—	—

Earnings, as adjusted	$5,691	$0.45	$4,392	$0.35	$3,774	$0.30	$4,104	$0.32	$5,263	$0.40

4.
Excludes $606, $566, $915, $1,380, and $1,579 in 2000, 2001, 2002, 2003 and 2004, respectively, of capital leases associated with vehicles acquired and used in the operation of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in Thousands)

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto presented elsewhere in this Report.

Overview

        For the year to December 31, 2004, Mac-Gray operated three business units, based on different product and service categories: laundry (consisting of our laundry facilities management and laundry equipment sales and services businesses); MicroFridge®; and reprographics facilities management, or Copico. The laundry business unit and Copico have been aggregated into one reportable segment, Laundry and Reprographics, as many operating functions of the laundry facilities management and Copico operations are commingled. The Copico business unit represented approximately 2% of the Company's consolidated revenue in 2004. The MicroFridge® business unit is a separate reportable business segment.

        Mac-Gray derives its revenue principally as a laundry facilities management contractor for the multi-unit housing industry. Mac-Gray also sells and services commercial laundry equipment and MicroFridge® equipment and operates card/coin-operated reprographics equipment in academic and public libraries. Mac-Gray operates laundry rooms under long-term leases with property owners or managers. As of December 31, 2004, Mac-Gray's laundry facilities management business is comprised of revenue-generating laundry equipment, operating in approximately 34,000 multi-housing laundry rooms located in the northeastern, mid-Atlantic, southeastern, and midwestern United States, and the District of Columbia. As discussed in the Recent Development section below, on January 10, 2005, the Company significantly increased the size of its laundry facilities management business through an acquisition. This acquisition increased the number of multi-unit housing laundry rooms to approximately 45,000 and expanded its geographic coverage to include certain Northwest, Southwest, and Rocky Mountain states.

        Mac-Gray sells and services commercial laundry equipment manufactured by Maytag and, to a lesser extent, by American Dryer Corp., The Dexter Company, and Whirlpool Corporation. Additionally, the Company sells or rents laundry equipment to restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities. The January 10, 2005 acquisition is not expected to significantly impact the sales of commercial laundry equipment.

        Copico derives its revenue principally through managing college and municipal libraries' vended (card or coin-operated) reprographic equipment, with operations concentrated in the Northeast.

        The MicroFridge® segment derives revenue through the sale and rental of its MicroFridge® appliances to the hospitality industry, military bases, colleges and universities and assisted living facilities. The MicroFridge® segment also derives revenue through the sales of laundry equipment to the United States government. Beginning in 2004, the Company has reported the sales of laundry equipment to the United States government as revenue of the MicroFridge® segment. The comparable periods ended in 2003 and 2002 have been restated in the segment-reporting table of Note 14 of the consolidated financial statements included in this report.

        As noted in the Overview section of this report, the Company will revise its business segment reporting prospectively in 2005 to align its public reporting with the restructuring of the internal organization and accountability performed by the Company in January 2005.

  Recent Developments

        On January 10, 2005, we acquired Web's laundry facilities management assets in 13 western and southern states for approximately $112 million. This acquisition will add approximately $69 million of annual revenue, representing approximately 50% of our 2004 revenue derived from laundry facility management operations, and increasing the percentage of consolidated revenue derived from laundry facilities management to approximately 80%. Commencing on January 10, 2005, the Company began to operate the acquired assets from the same facilities Web operated from. The Web facilities have been leased by the Company on a month-to-month basis while an evaluation of total facilities requirements is performed. It is the Company's intention to lease these facilities or similar facilities on a long-term basis. The Company has conducted several employee training sessions to expedite the operations, sales and marketing integration processes and has begun to install the necessary systems and networks to ensure a smooth transition. While the Company continues to work towards total integration, Web provides some administrative services for a monthly fee. The Company expects to be fully integrated within six months.

        Concurrent with the Web acquisition, we entered into a new Senior Secured Credit Facility with a group of lenders to increase the facility from $105 million to $200 million, consisting of a $120 million five-year revolving credit line and an $80 million five-year term loan. Both the term and the revolving portions of this credit facility mature on January 10, 2010. The Senior Secured Credit Facility continues to be collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, as well as a pledge by the Company of all the capital stock of its subsidiaries. The term loan amortization schedule is as follows:

Year	Amount
(In thousands)
2005	8,000
2006	12,000
2007	16,000
2008	20,000
2009	18,000
2010	6,000

Total	80,000

        On January 16, 2004, we acquired Web's laundry facilities management assets in 13 eastern and southeastern states and the District of Columbia. The purchase price consisted of approximately $39 million in cash and the sale to Web of certain of our laundry facility management assets and related contracts in several western states valued at approximately $2 million. This acquisition added approximately $27 million of revenue in 2004, representing approximately 20% of our 2004 laundry facilities management revenue.

Results of Operations (Dollars in thousands, except per share data)

        The information presented below for the years ended December 31, 2002, 2003 and 2004 is derived from Mac-Gray's consolidated financial statements and related notes included in this report:

Revenue

				2003 to 2002		2004 to 2003
	2002	2003	2004	Increase (Decrease)	% Change	Increase (Decrease)	% Change
Laundry facilities management	$103,710	$104,789	$136,699	$1,079	1%	$31,910	30%
Laundry equipment sales	14,292	14,397	14,927	$105	1%	$530	4%
Reprographics facilities management	5,915	5,087	3,755	$(828)	-14%	$(1,332)	-26%

Total Laundry & Reprographics	123,917	124,273	155,381	356	0%	31,108	25%
MicroFridge® equipment sales and rental	26,451	25,383	27,313	(1,068)	-4%	1,930	8%

Total revenue	$150,368	$149,656	$182,694	$(712)	0%	$33,038	22%

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

        Total revenue increased by $33,038, or 22%, to $182,694 for the year ended December 31, 2004 compared to $149,656 for the year ended December 31, 2003. The increase in total revenue for the year ended December 31, 2004 is primarily attributable to the revenue associated with the eastern region laundry facilities management business acquired on January 16, 2004. Of the annual total laundry facilities management revenue increase of $31,910, or 30%, to $136,699 for the year ended December 31, 2004 as compared to $104,789 for the year ended December 31, 2003, $27,200, or approximately 85% of the increase is attributable to the January 2004 laundry facilities management acquisition while $4,710, or approximately 15% of the increase, is attributable to organic growth. Organic growth in 2004 was derived from the net addition of assets placed in the field, vending price increases, increase in usage of installed equipment, and the conversion of coin-operated to card-operated equipment.

        Laundry equipment sales and services increased $530, or 4%, to $14,927 for the year ended December 31, 2004 as compared to $14,397 for the year ended December 31, 2003. This increase is primarily attributable to a slight increase in the number of units sold and a favorable impact on revenue caused by the product mix sold.

        Copico revenue decreased by $1,332, or 26%, to $3,755 for the year ended December 31, 2004 as compared to $5,087 for the year ended December 31, 2003. This decrease is primarily attributable to the decrease in equipment use in libraries and similar facilities, as compared to 2003, and a reduction in the number of locations operated by the Company. The Company is forecasting decreases in Copico revenue to continue as the usage of vended reprographics equipment declines and the Company continues its strategy of not renewing contracts which it does not predict will have a positive impact on income.

        MicroFridge® total annual equipment sales increased $1,930, or 8%, to $27,313 for the year ended December 31, 2004 as compared to $25,383 for the year ended December 31, 2003. The largest contributor to this increase in sales was the segment's academic business, which experienced revenue growth of $1,256, or 29% in 2004 as compared to 2003. Sales to hotel and assisted living customers increased $735, or 8%, for the year ended December 31, 2004 as compared to the same period in 2003. Offsetting these increases was a decrease in sales to government customers of $700, or 6%, for the year ended December 31, 2004 as compared to the same period in 2003. The increases in sales to the academic and hotel and assisted living customers are primarily attributable to the improved economic conditions, the Company's ability to attract new customers and the introduction of new appliance products. The decrease in the government sales business is primarily attributable to overall spending by the government being directed away from military housing improvements and toward the current military efforts in the Middle East.

  Cost of Revenue

        Facilities Management Rent.    Facilities management rent includes the amount of rent paid to laundry facilities management and Copico customers. Facilities management rent increased by $16,435, or 33%, to $66,568 for the year ended December 31, 2004 as compared to $50,133 for the year ended December 31, 2003. This increase is primarily attributable to the additional contracts added to the laundry facilities management business as a result of the January 2004 acquisition. As a percentage of laundry facilities management revenue, laundry facilities management rent has increased to 48.7% for the year ended December 31, 2004 as compared to 48.2% for the year ended December 31, 2003. This increase is the result of the contractual laundry facilities management rent rate for the portfolio of contracts acquired in January 2004 being slightly higher than the Company's existing contracts. Laundry facilities management rent can be affected by new and renegotiated contracts and by other factors such as the amount of "prepaid rent" payments and laundry room betterments invested in new or renegotiated contracts. As the Company varies the amount invested in a property, the facilities management rent as a derivative of facilities management revenue can vary. Prepaid rent payments and betterments are amortized over the life of the contract. The percentage of facilities management rent to facilities management revenue is also impacted by the facilities management rent rate structure in the Copico business. Because this business has a much lower facilities management rent rate structure than the laundry facilities management business, any decrease in revenue will result in an increase in the overall facilities management rent percentage of revenue.

        Facilities Management Expenditures and Other Direct Costs.    Facilities management expenditures and other direct costs include costs associated with installing and servicing laundry facilities management equipment, as well as the costs of collecting, counting and depositing the revenue. Facilities management expenditures and other direct costs also include the costs of delivering and servicing rented laundry facilities management equipment and MicroFridge® equipment. Facilities management expenditures and other direct costs increased by $4,501, or 19%, to $28,197 for the year ended December 31, 2004 as compared to $23,696 for the year ended December 31, 2003. Facilities management expenditures and other direct costs were 15% and 16%, respectively, of total revenues for the years ended December 31, 2004 and 2003. Facilities management expenditures and other direct costs can be affected significantly by the mix of revenue. In 2004, laundry and MicroFridge® equipment sales decreased as a percentage of total revenue. These sales typically create higher operating costs due to delivery and installation generally being more costly in the sales business than in the facilities management business.

        Depreciation and Amortization.    Depreciation and amortization include amounts included as a component of cost of revenue, which are primarily related to laundry facilities management equipment in the field, and amounts included as an operating expense, which are primarily non-revenue-generating corporate assets. Aggregate depreciation and amortization increased by $3,971, or 22%, to $21,794 for the year ended December 31, 2004 as compared to $17,823 for the year ended December 31, 2003. This increase is primarily attributable to the depreciation and amortization of assets and contracts comprising the laundry facilities management assets purchased in January 2004. The laundry facilities management field equipment acquired had an appraised value of $12,027 as of the acquisition date. The Company is depreciating this equipment over five years. The contract rights acquired had an appraised value of $28,060 as of the acquisition date and are being amortized over twenty years. Also contributing to the increased depreciation expense over 2003 was more new equipment placed in service at new locations and more replacement of equipment as contracts were renegotiated.

        Cost of Product Sales.    Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® equipment, parts and supplies sold. Cost of product sales increased by $1,771, or 6%, to $29,568 for the year ended December 31, 2004 as compared to $27,797 for the year ended December 31, 2003. Gross margins on product sales were 28% for both of the years ended December 31, 2004 and 2003. The gross margin on product sales includes laundry and MicroFridge® equipment sales. The gross margin in the laundry equipment sales business decreased slightly in 2004 as compared to 2003 due to competitive pressure and a cost increase to the Company which was not entirely passed on to its customers. The gross margin associated with MicroFridge® equipment sales increased from 26.5% of revenue in 2003 to 27.5% in 2004. This increase was caused primarily by the change in sales mix, specifically, an increase in higher margin sales to the academic markets.

  Operating Expenses

        General, Administration, Sales and Marketing Expense.    General, administration, sales and marketing expense increased by $3,223, or 15%, to $24,083 for the year ended December 31, 2004 as compared to $20,860 for the year ended December 31, 2003. As a percentage of total revenue, general, administration, sales and marketing expense decreased from 14% in 2003 to 13% in 2004. The increases in general, administration, sales and marketing expense are primarily attributable to the additional sales personnel, selling expenses and marketing expenditures associated with the January 2004 acquisition of laundry facilities management contracts. Also contributing to the increase were increases in general liability insurance, information technology systems related depreciation, and costs associated with the preparation for compliance with Section 404 of the Sarbanes-Oxley Act.

        Loss on Early Extinguishment of Debt.    In connection with the January 16, 2004 acquisition of Web's eastern region assets and the corresponding amendment to the Company's 2003 Senior Secured Credit Facility, $183 of unamortized financing costs associated with the 2003 Senior Secured Credit Facility was expensed during 2004. In connection with the June 24, 2003 refinancing of the Company's 2000 Senior Secured Credit Facility, $381 of unamortized financing costs was expensed during 2003.

        Gain on Sale of Assets, net.    The net gain on sale of assets was $1,208 and $145 for the years ended December 31, 2004 and 2003, respectively. In January of 2004, in connection with the acquisition of the eastern region assets of Web, the Company realized a gain of $1,218 on the sale of certain laundry facilities equipment and contracts for approximately $2,000, the Company's best estimate of fair value. Also included in the transaction were prepaid facilities rent, equipment and parts inventory. Also included in gain on sale of assets was the sale of miscellaneous laundry and MicroFridge® equipment in the ordinary course of the Company's business.

        Income from Operations.    Income from operations increased by $4,398, or 48%, to $13,509 for the year ended December 31, 2004 as compared to $9,111 for the year ended December 31, 2003. To supplement the consolidated financial statements presented on a generally accepted accounting principles (GAAP) basis, we have used a non-GAAP measure of adjusted net income. Management believes presentation of this measure is appropriate to enhance an overall understanding of our historical financial performance and future prospects. Adjusted net income, which is adjusted to exclude certain gains and losses from the comparable GAAP net income, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. Excluding the loss on early extinguishment of debt and the gain on sale of assets to Web, income from operations would have been $12,474 and $9,492 for the years ended December 31, 2004 and 2003, respectively, or a 31% increase. These increases were due primarily to the reasons discussed above.

        A reconciliation of income from operations, as reported, to income from operations, as adjusted, is provided below:

	For the years ended December 31,
	2003	2004
Income from operations, as reported	$9,111	$13,509
Loss on early extinguishment of debt	381	183
Gain on sale of fixed assets to Web	—	(1,218)

Income from operations, as adjusted	$9,492	$12,474

        Income from operations, as adjusted, is provided because the Company believes that certain investors may find it to be a useful tool towards understanding of the Company's overall historical financial performance.

        Interest Expense, net.    Interest expense, net, increased by $1,505, or 54%, to $4,312 for the year ended December 31, 2004 as compared to $2,807 for the year ended December 31, 2003. This increase is primarily attributable to the increased borrowings in January 2004 to finance the approximately $41 million acquisition of Web's eastern region laundry facilities management assets. Non-cash interest expense associated with the accounting treatment of the Company's interest rate swap agreements resulted in interest expense of $1,368 and $648 for the years ended December 31, 2004 and 2003, respectively.

        Gain on Sale of Lease Receivables.    During 2003, the Company sold certain lease receivables associated with the MicroFridge® segment. The $836 gain associated with this sale is primarily attributable to the interest income that would have been recognized throughout the life of the lease had it not been sold.

        Provision for Income Tax.    The provision for income taxes increased by $898, or 30%, to $3,934 for the year ended December 31, 2004 as compared to $3,036 for the year ended December 31, 2003. The increase is primarily attributable to the changes in taxable income. The effective tax rate has remained relatively constant at 42.8% and 42.5%, for the years ended December 31, 2004 and 2003, respectively.

        Net Income.    As a result of the foregoing, net income increased $1,159, or 28%, to $5,263 for the year ended December 31, 2004 as compared to $4,104 for the year ended December 31, 2003.

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

        Total revenue decreased by $712, or less than 1%, to $149,656 for the year ended December 31, 2003 compared to $150,368 for the year ended December 31, 2002. This decrease was related to decreases in MicroFridge® sales and rental revenue and reprographics facilities management revenue, offset by increases in laundry facilities management revenue, and laundry equipment sales. The decrease in MicroFridge® revenue, as compared to 2002, is attributable primarily to a decrease of 39% in the academic sales and rental business. The MicroFridge® academic market decreases were offset, in part, by an increase in revenue of 14% in the MicroFridge® government and military sales business. Revenues for the MicroFridge® hotel and assisted living business was essentially the same in 2003 as in 2002. The decrease in the 2003 academic business, as compared to 2002, was caused primarily by fewer sales of MicroFridge® units to colleges and universities, and less rental business on campuses, both rented to colleges and directly to students. We believe these lower numbers were due to colleges and universities shifting the cost of purchasing certain amenities to the students as well as the increased availability of similar products at retail stores. The increased availability of similar appliances at retail stores and our avoidance of low margin rental contracts are the primary reasons for MicroFridge® rental income decreasing in 2003 as compared to 2002. Although it is the Company's strategy to convert school rental customers to a purchase program, the Company has not been successful in converting sufficient programs to offset losses resulting from this ongoing decline in MicroFridge® rental revenue and does not believe it will be able to achieve this objective in the future. The increase in MicroFridge® government and military sales is due primarily to the increased government spending on military base housing, and the Company's increased sales and marketing efforts toward this business segment. In general, hotels and assisted living facilities have not increased spending on amenities such as MicroFridge® products as compared to 2002, which were down significantly from prior levels due to the general U.S. economic slowdown. The Company has succeeded at maintaining its market share in this business by increasing its market penetration and promotional spending.

        Total laundry facilities management revenue increased by $1,079, or 1%, to $104,789 for the year ended December 31, 2003 as compared to $103,710 for the year ended December 31, 2002. This increase is primarily due to an increase in the number of pieces of equipment in service, increases in vend rates, and continued conversion from coin-operated equipment to higher revenue generating card-operated equipment, partially offset by a decrease in revenue caused by an increase in apartment vacancy rates in several of the Company's laundry facilities management markets. The apartment vacancy rates have increased for the second consecutive year, particularly in Florida, Georgia, and North Carolina, where the Company generates approximately 50% of its laundry facilities management revenue. Vacancy rates also continue to increase in the northern markets where the Company also conducts a significant portion of its business, though not to the extent of the increases in the southern markets. Fourth quarter industry indicators show that growth in the apartment vacancy rate is slowing in nearly all of the Company's markets. The increase in the number of pieces of equipment placed in service was achieved through increases in all of the Company's laundry facilities management markets, particularly the northeast, where targeted marketing campaigns, and experienced sales personnel were added. Increases in equipment vend rates are typically made at locations which have not had an increase in vend price for over a year. An increase in vend price at a coin-operated location will typically be in increments of $0.25 per use, whereas at a card-operated location the increase may vary due to technology allowing for increases in more flexible increments.

        Copico revenue decreased by $828, or 14%, to $5,087 for the year ended December 31, 2003 as compared to $5,915 for the year ended December 31, 2002. This decrease was attributable to the decrease in equipment use in libraries and similar facilities, as compared to 2002, and a reduction in the number of locations operated by the Company. In 2003, the Company continued its strategy, begun in the second half of 2002, of not renewing contracts when it could not negotiate acceptable pricing terms. This resulted in the elimination of approximately 25 accounts in 2003, representing approximately 7% of its 2003 revenue. Also affecting the revenue decline in 2003 as compared to 2002 were accounts not yet renegotiated or eliminated which had decreased usage as compared to 2002.

        Laundry equipment sales increased by $105, or 1% to $14,397 for the year ended December 31, 2003 as compared to $14,292 for the year ended December 31, 2002. This slight increase is primarily attributable to a slight increase in the number of units sold and a favorable impact on revenue caused by the product mix sold.

  Cost of Revenue

        Facilities Management Rent.    Facilities management rent includes the amount of rent paid to laundry facilities management and Copico customers. Facilities management rent increased by $770, or 2%, to $50,133 for the year ended December 31, 2003 as compared to $49,363 for the year ended December 31, 2002. This increase was primarily attributable to an increase in laundry facilities management revenue of $1,079 partially offset by a decrease in Copico revenue of $828. The ratio of laundry facilities management rent to laundry facilities management revenue did not change for the year ended December 31, 2003 as compared to 2002. Laundry facilities management rent can be affected by new and renegotiated contracts and by other factors such as the amount of "prepaid rent"

payments and laundry room betterments invested in new or renegotiated contracts. As the Company varies the amount invested in a property, the facilities management rent as a derivative of facilities management revenue can vary. Prepaid rent payments and betterments are amortized over the life of the contract. The percentage of facilities management rent to facilities management revenue is also impacted by the rent rate structure in the Copico business. Because this business has a much lower rent rate structure than the laundry facilities management business, any decrease in revenue will result in an increase in the overall facilities management rent percentage of revenue.

        Facilities Management Expenditures and Other Direct Costs.    Facilities management expenditures and other direct costs include costs associated with installing and servicing laundry and reprographics facility equipment, as well as the costs of collecting, counting and depositing the revenue. Facilities management expenditures and other direct costs also include the costs of delivering and servicing sold and rented laundry and MicroFridge® equipment. Facilities management expenditures and other direct costs decreased by $1,199, or 5%, to $23,696 for the year ended December 31, 2003 as compared to $24,895 for the year ended December 31, 2002. Facilities management expenditures and other direct costs were 16% and 17%, respectively, of total revenues for the years ended December 31, 2003 and 2002. Facilities management expenditures and other direct costs can be affected significantly by the mix of revenue. In 2003, laundry and MicroFridge® equipment sales decreased slightly as a percentage of total revenue. These sales typically create higher operating costs due to delivery and installation generally being more costly in the sales business than in the facilities management business. The decrease in facilities management expenditures and other direct costs was due to the decrease in overall revenue and the Company's implementation of various cost cutting programs.

        Depreciation and Amortization.    Depreciation and amortization include amounts included as a component of cost of revenue, which are primarily related to laundry facilities management and MicroFridge® equipment in the field, and amounts included as an operating expense, which are primarily non-revenue-generating corporate assets. Aggregate depreciation and amortization increased by $125, or 1%, to $17,823 for the year ended December 31, 2003 as compared to $17,698 for the year ended December 31, 2002. Depreciation expense of property, plant and equipment increased by 2% when compared to 2002 due to increased purchases of equipment in 2003 as compared to 2002.

        Cost of Product Sales.    Cost of product sales increased by $600, or 2%, to $27,797 for the year ended December 31, 2003 as compared to $27,197 for the year ended December 31, 2002. Gross margins on product sales were 31% and 28% for the years ended December 31, 2002 and 2003, respectively. The gross margin on product sales includes laundry and MicroFridge® equipment sales. The gross margin in the laundry equipment sales business remained unchanged in 2003 as compared to 2002. The gross margin associated with MicroFridge® equipment sales decreased from 32% of revenue in 2002 to 27% in 2003. This decline was caused primarily by the change in sales mix, specifically, a decrease in higher margin sales to the academic markets.

  Operating Expenses

        General, Administration, Sales and Marketing Expense.    General, administration, sales and marketing expenses increased by $376, or 2%, to $20,860 for the year ended December 31, 2003 as compared to $20,484 for the year ended December 31, 2002. General, administration, sales and marketing expenses were 14% of revenue for the years ended December 31, 2002 and 2003. This increase in spending was primarily attributable to increases in advertising, promotional spending and professional fees. The increase in advertising was primarily in the MicroFridge® and laundry facilities management businesses, followed by the laundry equipment sales business. The increase in advertising spending in the laundry facilities management business was in connection with growth strategies in some markets. In the MicroFridge® and laundry equipment sales businesses, increased advertising expenditures were in reaction to the effect of the general economic downturn and competitive factors.

        Loss on Early Extinguishment of Debt.    On June 24, 2003 the Company entered into a new Senior Secured Credit Facility to replace a credit agreement entered into in 2000. In connection with the termination of the 2000 credit agreement, $381 of related expenses, which had previously been capitalized and not fully amortized at the time the June 24, 2003 agreement was executed, was written-off.

        Gain on Sale of Assets, net.    The net gain on sale of assets includes the sale of miscellaneous laundry and MicroFridge® equipment in the ordinary course of the Company's business.

        Income from Operations.    Income from operations decreased by $1,812, or 17%, to $9,111 for the year ended December 31, 2003 as compared to $10,923 for the year ended December 31, 2002. To supplement the consolidated financial statements presented on a generally accepted accounting principles (GAAP) basis, we have used a non-GAAP measure of adjusted net income. Management believes presentation of this measure is appropriate to enhance an overall understanding of our historical financial performance and future prospects. Adjusted net income, which is adjusted to exclude certain gains and losses from the comparable GAAP net income, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. Excluding the loss on early extinguishment of debt, income from operations would have been $9,492 and $10,923 for the years ended December 31, 2003 and 2002, respectively, or a 13% decrease. These decreases were due primarily to the reasons discussed above.

        A reconciliation of income from operations, as reported, to income from operations, as adjusted, is provided below:

	For the years ended December 31,
	2002	2003
Income from operations, as reported	$10,923	$9,111
Loss on early extinguishment of debt	—	381

Income from operations, as adjusted	$10,923	$9,492

        Income from operations, as adjusted, is provided because the Company believes that certain investors may find it to be a useful tool towards understanding of the Company's overall historical financial performance.

        Interest Expense, net.    Interest expense, net, decreased by $1,771, or 39%, to $2,807 for the year ended December 31, 2003 as compared to $4,578 for the year ended December 31, 2002. This decrease is primarily related to the decrease in interest rates charged to the Company, a decrease in total borrowings, and the impact of the new interest rate swap agreement having a lower fixed rate than those that were terminated. The total bank borrowings of the Company decreased by $5,432 during the year from $56,825 at December 31, 2002, to $50,873 at December 31, 2003. Interest expense for the years ended December 31, 2003 and 2002 include non-cash expense of $648 and $828 respectively, before the effect of income taxes, related to the terminated swap agreements.

        Gain on Sale of Lease Receivables.    During 2003, the Company sold certain lease receivables associated with the MicroFridge® segment. The $836 gain associated with this sale is primarily attributable to the interest income that would have been recognized throughout the life of the lease had it not been sold.

        Provision for Income Tax.    The provision for income taxes increased $469, or 18%, to $3,036 for the year ended December 31, 2003 as compared to $2,567 for the year ended December 31, 2002. The effective tax rate increased from 41% to 43% from the year ended December 31, 2002 to the year ended December 31, 2003. The provision for income tax is higher than the Company's statutory tax rate primarily due to deductions recognized for financial reporting purposes, which are not deductible for federal and state tax purposes.

        Effect of Change in Accounting Principle.    On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). As a result of an evaluation conducted by an independent third party valuation firm, it was determined that the fair value of the laundry and MicroFridge® business units exceeded their book value; therefore no impairment of goodwill occurred in these business units. However, due to the continued decline in the services of the reprographics business unit as a result of expanding use of the Internet and access to free laser printers in college and public libraries, the book value of the reprographics business unit exceeded the fair value, resulting in a non-cash write-off of the remaining book value of the business unit's goodwill in the period ended March 31, 2002, of $906, or $0.07 per share.

        Following is the impact on earnings of implementing FAS 142 on the years ended December 31, 2003 and 2002 (also see Note 6 of the consolidated financial statements):

	For the years ended December 31,
	2002	2002 per share	2003	2003 per share
Reported earnings	$2,868	$0.23	$4,104	$0.32
Add: Impairment charge to comply with new accounting standard—net of taxes	906	0.07	—	—

	3,774	0.30	4,104	0.32
Add: Goodwill amortization—net of taxes	—	—	—	—

Earnings, as adjusted	$3,774	$0.30	$4,104	$0.32

        Net Income.    As a result of the foregoing, net income increased $1,236, or 43%, to $4,104 for the year ended December 31, 2003 as compared to $2,868 for the year ended December 31, 2002.

Liquidity and Capital Resources (Dollars in Thousands)

        For the years ended December 31, 2002, 2003, and 2004, Mac-Gray's source of cash has been primarily from operating activities and, in connection with the January 2004 acquisition of laundry facilities management assets, funds borrowed under the Company's credit facility. In addition to the January 2004 acquisition, the Company's primary uses of cash have been the purchase of new laundry equipment and MicroFridge® equipment, and reduction of debt. The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, capital expenditures, interest payments on outstanding indebtedness, principal payments of outstanding indebtedness, and other purposes.

        For the years ended December 31, 2002, 2003, and 2004, cash flows provided by operating activities were $26,835, $24,480 and $37,108, respectively. Cash flows from operations consist primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and selling, general and administration expenses. The increase for the year ended December 31, 2004 as compared to the year ended December 31, 2003 is primarily attributable to ordinary changes in working capital and the addition of the laundry facilities management business acquired in January 2004. The most significant increases in cash flows provided by operating activities were net income and depreciation and amortization expense as well as increases in accounts payable and accrued expenses and decreases in accounts receivable. The increase in depreciation and amortization expense is primarily attributable to the additional laundry facilities management equipment and contract rights acquired in January 2004. The increase in accounts payable is primarily attributable to an increase in accrued facilities management rent as a result of the January 2004 acquisition as well as the timing of trade accounts payable. The decrease in accounts receivable was primarily attributable to the timing of sales of laundry and MicroFridge® equipment and the Company's continued emphasis on collection efforts.

        For the years ended December 31, 2002, 2003, and 2004, cash flows used in investing activities were $12,436, $12,802, and $57,101, respectively. The increase for the year ended December 31, 2004 as compared to the year ended December 31, 2003 is primarily attributable to the payment for certain acquisitions of laundry facilities management assets during 2004 of $41,454. Other capital expenditures for the years ended December 31, 2004 and 2003 were $17,826 and $15,372, respectively. The increase of $2,454, or 16%, in capital expenditures was the result of more laundry equipment being placed in service, and more laundry facilities management contracts being renegotiated in the year ended December 31, 2004 than in the same period in 2003, due in part to the additional laundry facilities management contracts acquired in January. Proceeds of $2,000 from the January 2004 sale of laundry facilities equipment and contracts to Web were used to fund a portion of the aforementioned acquisitions.

        For the years ended December 31, 2002, 2003, and 2004, cash flows (used in) provided by financing activities were $(14,608), $(11,398) and $21,188, respectively. Cash flows (used in) provided by financing activities consist primarily of proceeds from and repayments of bank borrowings, and other long-term debt, which increased due to borrowings to fund the January 2004 acquisition of laundry facilities management assets. Also included in the year ended December 31, 2004 is the financing cost related to the 2003 Senior Secured Credit Facility amendment obtained in January in connection with the acquisition.

        During 2003, the Company repurchased 155,500 shares of its common stock at a total cost of $622.

        On June 24, 2003, the Company entered into a Senior Secured Credit Facility with a group of banks. This transaction retired both the June 2000 Revolving Line of Credit and the June 2000 Senior Secured Term Loan Facility, which were due to expire in July 2004 and June 2005, respectively. On January 16, 2004, in connection with the January 2004 acquisition of assets, the Company obtained an amendment to its 2003 Senior Secured Credit Facility, which provided for borrowings up to $105,000. The average interest rate on borrowings outstanding at December 31, 2004 was approximately 4.5%, including the applicable spread paid to the banks. At December 31, 2004, the Company was in compliance with all financial covenants related to the amended 2003 Senior Secured Credit facility.

        On January 10, 2005, the Company entered into a new Senior Secured Credit Facility ("2005 Credit Facility") in connection with the January 2005 acquisition of assets from Web. The 2005 Credit Facility provides for borrowings up to $200,000, consisting of a $120,000 Revolving Line of Credit ("2005 Revolver") and an $80,000 Senior Secured Term Loan Facility ("2005 Term Loan"). Both portions of the 2005 Credit Facility mature on January 10, 2010. The 2005 Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, except for its corporate headquarters, as well as a pledge by the Company of all the capital stock of its subsidiaries. The 2005 Term Loan requires quarterly payments of $2,000 during 2005, $3,000 during 2006, $4,000 during 2007, $5,000 during 2008, and $6,000 for the first three quarters of 2009 and a final payment of $6,000 on January 10, 2010. In addition to the scheduled quarterly payments, the Company is required to pay an amount equal to 50% of Excess Cash Flow, as defined, for each fiscal year, commencing with the fiscal year ended December 31, 2005, if the Funded Debt Ratio (as defined) is greater than or equal to 1.50 to 1. This payment is first used to reduce the 2005 Term Loan with any remaining amounts used to reduce amounts outstanding under the revolving line of credit.

        Outstanding indebtedness under the 2005 Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate plus 1.25%, or LIBOR plus 2.25%. The Applicable prime rate and LIBOR margin may be adjusted quarterly based on certain financial ratios.

        The 2005 Credit Facility contains a commitment fee which is calculated as a percentage of the average daily-unused portion of the 2005 Credit Facility. This percentage, currently 0.0375%, may be adjusted quarterly based on the Funded Debt Ratio.

        The 2005 Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios. The most important of these financial ratios are for the Company to maintain a leverage ratio of less than or equal to 3.75:1.00, reducing quarterly to 3.00:1.00 from and after December 31, 2006, and a coverage ratio of greater than or equal to 1.00:1.00. All covenants are measured quarterly. These covenants limit the Company's ability to undertake certain additional financing activities without consent of its lenders.

        On March 4, 2004, the Company obtained a $4,000 mortgage loan on its corporate headquarters in Cambridge, Massachusetts. The loan bears interest at a rate of LIBOR plus 1.50%, has a twenty-five year amortization, which includes quarterly payments of $40 plus interest beginning in June 2004, and has a balloon payment of $3,280 due upon its maturity on December 31, 2008. As of December 31, 2004, there was $3,880 outstanding under the mortgage loan and the interest rate was 4.98%.

        The Company has entered into standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "Swap Agreements") to manage the interest rate risk associated with its 2003 and 2005 Credit Facility. The Company has also elected to enter into a swap agreement to coincide with the amortizing mortgage loan. The Company has designated its interest rate swap agreements as cash flow hedges.

        The table below outlines the details of each Swap Agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount December 31, 2004	Expiration Date	Fixed Rate
Jun 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
Jun 24, 2003	$20,000	Amortizing	$15,715	Jun 30, 2008	2.34%
Feb 17, 2004	$21,600	Fixed	$21,600	Feb 17, 2007	2.58%
Mar 8, 2004	$4,000	Amortizing	$3,880	Dec 31, 2008	3.09%

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

        The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2004, the fair value of the Swap Agreements, net of related taxes, was an unrealized gain of $940. This amount has been included in other assets on the consolidated balance sheet.

        On June 24, 2003, the Company terminated its two $20,000 interest rate swap agreements, which had been in effect since February 2000 and January 2002, respectively. The January 2002 interest rate swap agreement was due to expire in February 2004 while the February 2000 interest rate swap agreement was due to expire in February 2005. The Company paid $3,037 to terminate both the February 2000 and January 2002 swap agreements. As the timing of the forecasted future interest payments did not significantly change as a result of the new credit facility, the accumulated other comprehensive losses related to the terminated interest rate swap agreements are reclassified against current period earnings in the same period the forecasted interest payments occur. Upon termination, there was $1,419, net of taxes of $946, included in accumulated other comprehensive loss. The $88 associated with the January 2002 interest rate swap agreement was reclassified as an earnings charge through February 2004 and the $1,331 associated with the February 2000 interest rate swap agreement is being reclassified as an earnings charge through February 2005.

Contractual Obligations

        A summary of the Company's contractual obligations and commitments related to its outstanding long-term debt and future minimum lease payments related to the Company's vehicle fleet, warehouse rent and facilities management rent as of December 31, 2004 is as follows:

Fiscal Year	Long Term Debt	Facilities Rent Commitments	Capital Lease Commitments	Operating Lease Commitments	Total
2005	$5,161	$6,920	$1,021	$761	$13,863
2006	42,142	6,119	922	423	49,606
2007	5,160	5,190	506	119	10,975
2008	18,400	3,994	152	13	22,559
2009	—	2,956	—	—	2,956
Thereafter	—	4,206	—	—	4,206

Total	$70,863	$29,385	$2,601	$1,316	$104,165

        We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures. However, we may require external sources of financing for any significant future acquisitions. Further, the 2005 Credit Facility matures in January 2010. We expect the repayment of this facility will require external financing.

Off Balance Sheet Arrangements

        At the year ended December 31, 2002, 2003 and 2004, the Company had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. The Company is, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Seasonality

        The Company experiences moderate seasonality as a result of its operations in the college and university market. Revenues derived from the college and university market represent approximately 20% of the Company's total annual revenue. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, the Company's operating and capital expenditures have historically been higher during the third calendar quarter, when the Company installs a large amount of equipment while colleges and universities are generally on summer break. Product sales, principally of MicroFridge® products, to this market are typically higher during the third calendar quarter as compared to the rest of the calendar year, somewhat offsetting the seasonality effect of the laundry facilities management business unit. The laundry facilities management assets acquired in January 2005 are not expected to affect the degree of seasonality experienced by the Company.

Inflation

        The Company does not believe that its financial performance has been materially affected by inflation.

Critical Accounting Policies and Estimates

        The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that effect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.

        The Company's critical accounting policies, as described in Note 2 to the consolidated financial statements included in this report, "Significant Accounting Policies", state the Company's policies as they relate to significant matters: cash and cash equivalents, revenue recognition, provision for doubtful accounts, inventories, provision for inventory reserves, intangible assets, impairment of long-lived assets, financial instruments and fair value of financial instruments.

        Cash and cash equivalents.    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On occasion the Company has excess cash available for a short period of time; when this occurs, the Company invests such excess cash in repurchase agreements and other highly liquid short-term investments. Accordingly, the investments are subject to minimal credit and market risk. Included in cash and cash equivalents is an estimate of cash not yet collected at period end, which remains at laundry facilities management and Copico customer locations. At December 31, 2004 and 2003, this totaled $4,549 and $3,621, respectively. The Company records the estimated cash not yet collected as cash and cash equivalents and facilities management revenue. The Company also records the estimated related facilities management rent expense. These estimates are based upon historical collection trends, so that total cash at the end of each period will be reasonably stated.

        Revenue recognition.    The Company recognizes laundry facilities management and Copico revenue on the accrual basis. MicroFridge® rental revenue is recognized ratably over the related contractual period, which is generally less than one year. The Company recognizes revenue from product sales upon shipment of the products, unless otherwise specified. The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs. Actual costs have not exceeded the Company's estimates. Shipping and handling fees charged to customers are recognized upon shipment of the products and are included in revenue with related cost included in cost of sales.

        The Company has entered into long-term lease transactions that meet the qualifications of a sales-type lease for certain equipment. For these transactions, the amount of revenue recognized upon product shipment is the present value of the minimum lease payments, excluding executory costs and excluding profits on executory costs, discounted at the interest rate implicit in the lease. Interest revenue is recognized over the life of the rental agreement. At December 31, 2004 and 2003 the Company had $4,276 and $6,553, respectively, in receivables related to sales-type leases. These receivables have been recorded net of unearned interest income of $359 and $667 at December 31, 2004 and 2003. These receivables are primarily due ratably over the next seven years and have been classified as other current assets and other long-term assets, as appropriate, on the balance sheet. The related reserve for uncollectible lease receivables at December 31, 2004 and 2003 was $152 and $542, respectively. The Company has not entered into significant sales-type leases since 2001.

        All installation and repair services are provided on an occurrence basis, not on a contractual basis. Related revenue is recognized at the time the installation service, or other service, is provided to the customer.

        The Company believes it's accounting for facilities management revenue, rental revenue, service fees and long-term lease transactions are appropriate for the Company, properly matching the earnings process with the proper reporting period.

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

        Goodwill and Intangible Assets.    Intangible assets primarily consist of various non-compete agreements, customer lists, goodwill and contract rights recorded in connection with acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from five to fifteen years. Customer lists are amortized using the straight-line method over fifteen years. Contract rights are amortized using the straight-line method over fifteen or twenty years. The life assigned to acquired contracts is based on several factors, including: the seller's renewal rate of the contract portfolio for the most recent years prior to the acquisition, the number of years the average contract has been in the seller's contract portfolio, the overall level of customer satisfaction within the contract portfolio and the ability of the Company to maintain or exceed the level of customer satisfaction maintained by the seller prior to the acquisition by the Company. The Company is accounting for acquired contract rights on a pool-basis based on the fact that, in general, no single contract accounts for more than 1.5% of the revenue of any acquired portfolio and the fact that few of the contracts are predicted to be terminated, either prior to or at the end of the contract term. Based on its experience, the Company believes that these costs associated with various acquisitions are properly recognized and amortized over a reasonable length of time. In accordance with FAS 142, the Company stopped amortizing goodwill on January 1, 2002.

        Impairment of Long-Lived Assets.    The Company reviews long-lived assets, including fixed assets, acquired contract rights and intangible assets with definitive lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The Company's annual impairment test for contract rights assigned a 15-year amortization period consists of comparing the current number of machines under contract and the current cash flow of all the Company's contracts in the market where the portfolios were acquired to the original number of machines acquired and the cash flow as predicted by the Company at the time of the acquisition. For those contract rights assigned a 20-year amortization period, the Company's annual impairment test consists primarily of identifying the accumulated retention rate of the specific contract portfolio in order to assess the appropriateness of the net book value of the related contract rights. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

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

        Fair Value of Financial Instruments.    For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 2003 and 2004, based upon terms currently available to the Company in financial markets. The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.

New Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46, as revised in December 2003, must be applied at the end of periods ending after March 15, 2004, and is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of the revised FIN 46 by the Company did not have any impact on its results of operations or financial position, as at this time the Company does not have a controlling interest in any variable interest entities. The Company will apply the consolidation requirement of FIN 46 in future periods if it should own any interest in any variable interest entity.

        In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43 Chapter 4" ("SFAS 151"). SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. We are currently completing our evaluation of the adoption of SFAS 151 and the impact, if any, that this statement will have on our results of operations.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"). SFAS 123R is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and amends FASB Statement No. 95 "Statement of Cash Flows." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is applicable for all interim and fiscal periods beginning after June 15, 2005. Early adoption is permitted. We are currently completing our evaluation of the adoption of SFAS 123R and the impact that this statement will have on our results of operations.

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

        The Company must continue to make capital expenditures in order to maintain and replace existing equipment. While it is anticipated that existing capital resources, as well as cash from operations, will be adequate to finance anticipated capital expenditures for at least the next year, the Company cannot guarantee investors that the Company's resources or cash flows will be sufficient. To the extent that available resources are insufficient to fund capital requirements, the Company may need to raise additional funds through public or private financings or curtail certain capital expenditures. Such financings may not be available or available only on less favorable terms and, in the case of equity financings, could result in dilution to its stockholders.

' Indebtedness May Limit the Company's Use of Cash Flow and Restrict its Flexibility.

        In the event the Company is unable to decrease the outstanding indebtedness under the 2005 Credit Facility, the increased indebtedness could:

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

Failure to Comply With the 2005 Credit Facility Covenants May Result in an Acceleration of Substantial Indebtedness

        The 2005 Credit Facility requires the Company to comply with various financial and other operating covenants on a quarterly basis. Failure to comply with any of these covenants, without obtaining a waiver from the lender, would permit the lender to accelerate the repayment of all amounts outstanding under the 2005 Credit Facility. An acceleration of the 2005 Credit Facility would have a material adverse effect on our liquidity, financial condition and results of operations. These financial covenants consist of various leverage ratios and other targets, including maximum total leverage, maximum capital expenditures and restricted payments.

If the Company Were Unable to Renew its Laundry Leases the Company's Results of Operations and Business Could be Adversely Affected.

        The laundry facilities management business is highly dependent upon the renewal of leases with property owners, colleges and universities and public housing authorities. These leases have an average length of seven to ten years with approximately 10% to 15% due for renewal each year. Mac-Gray has traditionally relied upon exclusive, long-term leases with its customers, as well as frequent customer interaction and a historical emphasis on customer service, to assure continuity of financial and operating results. The Company cannot guarantee investors that:

  •
  it will be able to continue to secure long-term exclusive leases with customers on favorable terms;

  •
  it will be able to successfully renew existing leases as they expire; or

  •
  it will not experience a loss of business if apartment vacancy rates increase or if property owners or management companies choose to vacate properties as a result of economic downturns that affect occupancy levels.

        Failure by the Company to continue to obtain long-term exclusive leases with a substantial number of its customers, or to successfully renew existing leases as they expire, could have a material adverse effect on its results of operations and business.

Competition on Local and National Levels May Hinder the Company's Ability to Expand.

        The vended (card or coin-operated) outsourced laundry facilities management industry is highly competitive, with local, regional and national competitors. On the local and regional levels, private businesses tend to have long-standing relationships with property owners and managers in their specific geographic market. On the national level, there is one competitor with a larger installed equipment base than Mac-Gray, which we compete with in several markets. These competitive forces may increase purchase prices for future acquisitions to levels that make the acquisitions less attractive or uneconomical. Additionally, our competitors may make acquisitions or may establish agreements among themselves or with third parties to increase their ability to compete within the industry. Accordingly, it is possible that new competitors may emerge and rapidly acquire significant market share. Therefore, the Company cannot assure investors that it will be able to compete effectively in any specific geographic location in the business of supplying laundry facilities management services to property owners and managers or in the acquisition of other businesses.

If the Company is Unable to Continue its Relationships With Maytag and Other Suppliers, the Company's Profit Margins Could be Reduced and its Ability to Meet Customer Requirements Could be Adversely Impacted.

        Currently the Company purchases a majority of the equipment that it uses in its laundry facilities management business from Maytag. In addition, the Company derives a significant amount of its non-laundry facilities management revenue, as well as competitive advantages, from its position as a distributor of Maytag commercial laundry products. Although either party, upon written notice, may terminate the agreements between the Company and Maytag, Maytag has never terminated any agreement with the Company. The Company's relationship with Maytag dates from 1927.

        In addition, the Company currently procures the products used by the MicroFridge® segment from a limited number of suppliers. If these suppliers terminated or demanded a substantial revision of the contracts or business relationships currently in place, there may be a delay in finding a replacement, and an inability to find terms as favorable as the current terms, which could adversely affect the Company's results of operations or its ability to meet customer demands.

        The MicroFridge® segment has a non-competition agreement with Sanyo whereby Sanyo is precluded from entering the MicroFridge® market, provided that certain minimum annual quantities of products are purchased from Sanyo.

The Company's Ability to Consummate Acquisitions Depends Upon its Ability to Access Capital on Acceptable Terms.

        The success of the Company's long-term growth strategy is partially dependent upon its ability to identify, finance and consummate acquisitions on acceptable financial terms. Access to capital is subject to the following risks:

  •
  use of common stock as acquisition consideration may result in dilution to stockholders;

  •
  if the common stock does not maintain a sufficient valuation or if potential acquisition candidates are unwilling to accept shares of the Company's common stock, then the Company will be required to use more cash resources or other consideration to make acquisitions;

  •
  if the Company is unable to generate sufficient cash for acquisitions from existing operations, its ability to consummate acquisitions would be adversely affected, unless it is able to obtain additional capital through external financings, however, the Company cannot assure investors that it would be able to consummate external financings on commercially reasonable terms or at all;

  •
  funding future acquisitions through debt financing would result in additional leverage; and

  •
  the agreements governing the Company's debt include significant limitations or restrictions on its ability to borrow money for acquisitions and other purposes and as a result, the Company may not be able to take advantage of acquisition opportunities.

If the Company Acquires any Companies in the Future, They Could Prove Difficult to Integrate, Disrupt the Company's Business or Have an Adverse Effect on the Company's Results of Operations.

        The Company has in the past, and may in the future, engage in acquisitions to continue expansion of its laundry facilities management business. For example, in each of January 2004 and 2005, the Company completed acquisitions of certain laundry facilities management assets. While the Company generally believes that the management team and business structure currently in place enables it to operate a significantly larger and more diverse operation, it may be exposed to the following risks in connection with finding, completing, and successfully integrating acquisitions:

  •
  the inability to effectively and efficiently integrate the assets of the acquired business;

  •
  potential disruption of the Company's ongoing business and distraction of management;

  •
  unanticipated expenses related to equipment, maintenance and technology integration;

  •
  exposure to unknown liabilities, including litigation against acquired companies;

  •
  additional costs due to entering new geographic locations;

  •
  potential loss of key employees or customers of acquired companies;

  •
  the inability to achieve anticipated synergies, increase the revenue and profit of the acquired business; and

  •
  the expenditure of a disproportionate amount of money and time integrating acquired businesses, particularly operations located in new regions and operations involving new lines of business.

Failure to Successfully Integrate the Business Acquired from Web Service Company, Inc. would have an Adverse Effect on our Business and Results of Operations

        On January 10, 2005 the Company acquired the southern and western laundry facilities management assets of Web Service Company, Inc. The majority of these assets are outside the Company's existing geographical markets. There can be no guarantee that a successful integration of these assets will occur. Failure to successfully complete the integration could adversely affect the overall results and financial strength of the Company.

Multi-unit Housing Vacancy Rates Could Affect Revenue From the Operations of Laundry Facilities Management Contracts.

        Consistency of revenue from the operations of vended laundry equipment, particularly in the multi-unit housing industry, depends partially upon the level of tenant occupancy. The number of apartments occupied in an apartment building with a vended laundry room directly affects the Company's revenue. Extended periods of reduced occupancy in our customers' buildings can adversely affect our revenue.

        The level of occupancy can be adversely affected by many market economic conditions, all of which are beyond the Company's control, including:

  •
  local economic recessions, and increases in the unemployment rate;

  •
  oversupply of apartments; and

  •
  lower mortgage interest rates which encourage apartment dwellers to purchase homes.

The Company May be Susceptible to Product Liability Claims for Which Insurance May Not be Adequate.

        Through the MicroFridge® segment, the Company markets and distributes combination refrigerator/freezer/ microwave ovens, or Units, under the brand name MicroFridge®. In addition, the Company acts as a third party distributor of Maytag's and other suppliers' equipment. The sale and distribution of MicroFridge® Units, as well as other products, entails a risk of product liability claims. Further, although MicroFridge® Units are manufactured by third parties under contract with the Company, the Company may be subject to risks of product liability claims related to this manufacture. Potential product liability claims may exceed the amount of the Company's product liability insurance coverage or may be excluded from that coverage. The Company cannot assure investors that it will be able to renew its existing product liability insurance at a cost and level of coverage comparable to that currently in effect, if at all. In the event that the Company is held liable for a claim for which it is not indemnified or for damages exceeding the limits of its product liability insurance coverage, the claim could have a material adverse effect on the Company's business, results of operations and financial condition.

Reliance Upon Common Law and Contractual Intellectual Property Rights May be Insufficient to Protect the Company From Adverse Claims.

        The Company relies upon certain trademark, service mark, copyright, patent and trade secret, confidentiality provisions, employee and third-party non-disclosure and non-solicitation agreements and other methods to establish and protect its intellectual property and proprietary rights. The Company cannot be certain that steps it has taken to protect its intellectual property and proprietary rights will be adequate or that third parties will not infringe or misappropriate any of its intellectual property or proprietary rights. While the Company has periodically made filings with the U.S. Patent and Trademark Office, the Company has traditionally relied upon the protections afforded by contract rights and through common law ownership rights, and the Company cannot assure investors that these contract rights and legal claims to ownership will adequately protect its intellectual property or proprietary rights. Any infringement or misappropriation of the Company's intellectual property or proprietary rights could damage their value and could have a material adverse effect on the Company's business, prospects, results of operations and financial condition. The Company may have to engage in litigation to protect its intellectual property and proprietary rights, which could result in significant litigation costs and require a significant amount of management's time.

The Company Has Significant Intangible Assets, the Value of Which Might not be Realized in the Event of a Sale or Liquidation of the Company's Businesses.

        As of December 31, 2004, approximately $71.9 million, or 36%, of the Company's total assets were intangible assets, consisting primarily of contract rights and goodwill. In the event of a sale or liquidation, there can be no assurance that the value of these intangible assets would be realized.

The Company Faces Risks Associated with Environmental Regulation.

        The Company's business and operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes. To the best of the Company's knowledge, there are no existing or potential environmental claims against it, nor has the Company received any notification of responsibility for, or any inquiry or investigation regarding, any disposal, release or threatened release of any hazardous material, substance or waste generated by us that is likely to have a material adverse effect on the Company's business or financial condition. However, the Company cannot predict with any certainty that it will not in the future incur any liability under environmental laws and regulations that could have a material adverse effect on its business or financial condition.

Certain Stockholders, Directors and Executive Officers Could Exercise Control and Prevent a Sale or Merger.

        As of March 15, 2005, Mac-Gray's directors, executive officers, and certain of its stockholders and their affiliates beneficially owned in the aggregate approximately 49% of the outstanding shares of the Company's common stock. This percentage ownership does not include options to purchase 352,000 shares of the common stock held by some of these persons, all of which are currently exercisable. If these affiliates exercised any of their options, then the ownership of common stock would be further concentrated. As a result of this concentration in ownership, these stockholders, acting together, have the ability to significantly influence the outcome of the election of directors and all other matters requiring approval by a majority of stockholders. Matters requiring stockholder approval include significant corporate transactions, such as mergers and sales of all or substantially all of the Company's assets. The concentration of ownership in affiliates, together, in some cases, with specific provisions of the Company's charter and bylaws, as described below, and applicable sections of the corporate law of Delaware, may have the effect of delaying or preventing a change in control of Mac-Gray.

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

  Interest Rates—

        The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at December 31, 2004.

	Expected Maturity Date (In Thousands)
	December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term Debt:
Fixed Rate	$1	$—	$—	$—	$—	$—	$1
Average interest rate	8.0%
Variable rate	$5,160	$42,142	$5,160	$18,400	$—	$—	$70,862
Average interest rate	4.5%	4.5%	4.5%	4.5%

        On June 24, 2003, the Company terminated its two $20,000 interest rate swap agreements, which had been in effect since February 2000 and January 2002, respectively. The January 2002 interest rate swap agreement was due to expire in February 2004 while the February 2000 interest rate swap agreement was due to expire in February 2005. The Company paid $3,037 to terminate both the February 2000 and January 2002 swap agreements. As the timing of the forecasted future interest payments did not significantly change as a result of the new credit facility, the accumulated other comprehensive losses related to the terminated interest rate swap agreements are reclassified against current period earnings in the same period the forecasted interest payments occur. Upon termination, there was $1,419, net of taxes of $946, included in accumulated other comprehensive loss. The $88 associated with the January 2002 interest rate swap agreement was reclassified as an earnings charge through February 2004 and the $1,331 associated with the February 2000 interest rate swap agreement will be reclassified as an earnings charge through February 2005.

        The Company has entered into standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "Swap Agreements") to manage the interest rate risk associated with its 2003 and 2005 Credit Facility. The Company has also elected to enter into a swap agreement to coincide with the amortizing mortgage loan. The Company has designated its interest rate swap agreements as cash flow hedges.

        The table below outlines the details of each swap agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount December 31, 2004	Expiration Date	Fixed Rate
Jun 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
Jun 24, 2003	$20,000	Amortizing	$15,715	Jun 30, 2008	2.34%
Feb 17, 2004	$21,600	Fixed	$21,600	Feb 17, 2007	2.58%
Mar 8, 2004	$4,000	Amortizing	$3,880	Dec 31, 2008	3.09%

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

        The fair value of the 2003 Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2004, the fair value of the 2003 Swap Agreements, net of related taxes, was an unrealized gain of $940. This amount has been included in other assets on the consolidated balance sheet.

        As of December 31, 2004, there was $30,000 outstanding under the term loan, $36,982 outstanding under the revolving line of credit, $21 in outstanding letters of credit and $3,880 outstanding under the mortgage loan. The unused balance under the revolving line of credit was $32,997 at December 31, 2004. The average interest rate on the borrowings outstanding at December 31, 2004 was approximately 4.5%, including the applicable spread paid to the banks.

Item 8. Financial Statements and Supplementary Data

        Financial statements and supplementary data are contained in pages F-1 through F-33 hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        As of the end of the period covered by this Report, and pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, the Company's Chief Executive Officer and Chief Financial Officer, together with other members of the Company's management, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

        While the Company believes that the present design of its disclosure controls and procedures is effective to make known to its senior management in a timely fashion all material information concerning its business, the Company will continue to improve the design and effectiveness of its disclosure controls and procedures to the extent necessary in the future to provide senior management with timely access to such material information, and to correct any deficiencies that the Company may discover in the future.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information appearing under the caption "Information Regarding Directors/Nominees" and "Information Regarding Executive Officers" in the Company's definitive proxy statement for its 2005 annual meeting of stockholders is incorporated herein by reference.

Item 11. Executive Compensation

        The information appearing under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2005 annual meeting of stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information appearing under the caption "Principal and Management Stockholders" in the Company's definitive proxy statement for its 2005 annual meeting of stockholders is incorporated herein by reference.

Stock Option Plan Information and Employee Stock Purchase Plan Information

        The following tables provide information as of December 31, 2004 regarding shares of common stock of the Company that may be issued under the existing equity compensation plans, including the Company's 1997 Stock Option and Incentive Plan (the "Stock Option Plan") and the Company's 2001 Employee Stock Purchase Plan (the "ESPP"). There are no equity compensation plans that have not been approved by the shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	914,367	$4.24	239,351	(2)
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	914,367	$4.24	239,351	(2)

(1)
Represents outstanding options under the Stock Option Plan. There are no options, warrants or rights outstanding under the ESPP (does not include purchase rights accruing under the ESPP because the purchase price, and therefore the number of shares to be purchased, is not determinable until the end of the purchase period).

(2)
Includes 128,991 shares available for future issuance under the Stock Option Plan and 110,360 shares available for future issuance under the ESPP. The Stock Option Plan incorporates an evergreen formula pursuant to which the aggregate number of shares reserved for issuance under the Stock Option Plan equals the greater of 750,000 shares or 10% of the total number of outstanding shares of common stock as of June 30, 2003. As of March 15, 2005, 128,991 shares remained available for future issuance under the Stock Option Plan.

Item 13. Certain Relationships and Related Transactions

        The information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2005 annual meeting of stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        The information concerning our principal accountant fees and services required by Item 14 will be included in our definitive proxy statement for our 2005 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statements, Schedules

        (a) 1. and 2. An Index to Consolidated Financial Statements and Schedules is on Page F-1 of this Report.

        (a) 3. Exhibits:

        Exhibits required by Item 601 of Regulation S-K and Additional Exhibits. Unless otherwise indicated, all exhibits are part of Commission File Number 1-13495. Certain exhibits indicated below are incorporated by reference to documents of Mac-Gray on file with the Commission.

  •
  Each exhibit marked by a cross (+) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-1 filed on August 14, 1997 (No. 333-33669) and the number in parenthesis following the description of the exhibit refers to the exhibit number in the Form S-1.

  •
  Each exhibit marked by an asterisk (*) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-4 filed on February 9, 1998 (No. 333-45899) and the number in parenthesis following the description of the exhibit refers to the exhibit number in the Form S-4.

  •
  Each exhibit marked by a number sign (#) was previously filed as an exhibit to Amendment No. 1 to Mac-Gray's Registration Statement on Form S-1, filed on September 25, 1997 (No. 333-33669) and the number in parenthesis following the description of the exhibit refers to the exhibit number in the Form S-1.

  •
  Each exhibit marked by a (z) was previously filed as an exhibit to Amendment No. 1 of Mac-Gray's Registration Statement on Form S-1, filed on April 17, 1998 (No. 333-49795) and the number in parenthesis following the description of the exhibit refers to the exhibit number in the Form S-1.

  •
  Each exhibit marked by a (y) was previously filed as an exhibit to Mac-Gray's Form 8-K, filed on May 8, 1998 and the number in parenthesis following the description of the exhibit refers to the exhibit number in the Form 8-K.

  •
  Each exhibit marked by a (x) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on June 18, 1999 and the number in parenthesis following the description of the exhibit refers to the exhibit number in the Form 8-K.

  •
  Each exhibit marked by a (v) was previously filed as an exhibit to Mac-Gray's Form 10-K filed on March 29, 2002 and the number in parenthesis following the description of the exhibit refers to the exhibit number in the Form 10-K.

  •
  Each exhibit marked by a (u) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on July 3, 2003 and the number in parenthesis following the description of the exhibit refers to the exhibit number in the Form 8-K.

  •
  Each exhibit marked by a (t) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on January 28, 2004 and the number in parenthesis following the description of the exhibit refers to the exhibit number in the Form 8-K.

  •
  Each exhibit marked by an (s) was previously filed as an exhibit to Mac-Gray's 10-K/A filed on April 11, 2002 and the number in parenthesis following the description of the exhibit refers to the exhibit number in the Form 10-K/A.

        The following is a complete list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

3.1	Amended and Restated Certificate of Incorporation (3.1) +
3.2	By-laws, as amended (3.2) v
4.1	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1) #
4.2	Shareholder Rights Agreement, dated as of June 15, 1999, by and between the Registrant and State Street Bank and Trust Company (4.1) x
10.01	Stockholders' Agreement dated as of June 26, 1997 by and among the Registrant and certain stockholders of the Registrant (10.2) +
10.02	Form of Maytag Distributorship Agreements (10.13) +
10.03	The Registrant's 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits) (10.16) + ***
10.04	Credit Agreement, dated January 10, 2005, by and among the Registrant, the other Borrowers (as defined therein), the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (filed herewith)
10.05	Guarantee and Collateral Agreement dated as of January 10, 2005 among Mac-Gray Corporation and Subsidiaries and JPMorgan Chase Bank, N.A., as Collateral Agent (filed herewith)
10.06	Form of Revolving Credit Note issued by the Registrant in favor of the Banks (as defined therein) (filed herewith)
10.07	Form of Term Note issued by the Registrant in favor of the Banks (as defined therein) (filed herewith)
10.08	Form of Noncompetition Agreement between the Registrant and its executive officers (10.11) + (10.15) v ***
10.09	Form of Director Indemnification Agreement between the Registrant and each of its Directors (10.17) + (10.16) v ***
10.10	April 2001 Amendment to the Mac-Gray Corporation 1997 Stock Option and Incentive Plan (10.17) v ***
10.11	Directors Compensation Plan (filed herewith) ***
10.12	Senior Executive Compensation Plan (filed herewith) ***
10.13	Form of executive severance agreement between the Registrant and its chief financial officer and chief operating officer (10.18) s ***
10.14	Form of executive severance agreement between the Registrant and its chief executive officer (10.19) s ***
10.15	Stock Purchase Agreement, dated as of March 31, 1998, by and among Mac-Gray Services, Inc., Copico, Inc. and the stockholders of Copico, Inc. (10.20) z
10.16	Stock and Asset Purchase Agreement, dated as of March 4, 1998, by and among Mac-Gray Services, Inc., Amerivend Corporation, Amerivend Southeast Corporation, Gerald E. Pulver and Gerald E. Pulver Grantor Retained Annuity Trust (2.2) y
10.17	Asset Purchase Agreement, dated as of January 16, 2004, between Mac-Gray Services, Inc. and Web Service Company (2.1) T
10.18	Asset Purchase Agreement, dated as of January 10, 2005, between Mac-Gray Services, Inc. and Web Service Company (filed herewith)
10.19	Trademark License Agreement dated January 10, 2005 by and between Web Service Company, Inc., ("Licensor") and Mac-Gray Services, Inc., ("Licensee") (filed herewith)
21.1	Subsidiaries of the Registrant (21.1) z
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

***
Management compensatory plan or arrangement

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 28th DAY OF MARCH, 2005.

MAC-GRAY CORPORATION
	By:	/s/ STEWART GRAY MACDONALD, JR. Stewart Gray MacDonald, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)
Date: March 28, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. BRYAN David W. Bryan	Director	March 28, 2005
/s/ THOMAS E. BULLOCK Thomas E. Bullock	Director	March 28, 2005
/s/ EDWARD F. MCCAULEY Edward F. McCauley	Director	March 28, 2005
/s/ LARRY L. MIHALCHIK Larry L. Mihalchik	Director	March 28, 2005
/s/ JERRY A. SCHILLER Jerry A. Schiller	Director	March 28, 2005
/s/ MICHAEL J. SHEA Michael J. Shea	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 28, 2005

Items 15(a)(1) and (2)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

        The following consolidated financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below.

MAC-GRAY CORPORATION
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2003 and 2004	F-3
Consolidated Income Statements for the Years Ended December 31, 2002, 2003 and 2004	F-4
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2003 and 2004	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003, and 2004	F-6
Notes to Consolidated Financial Statements	F-7
The following consolidated financial statement schedule of Mac-Gray Corporation is included in Item 15 (a)(2) and should be read in conjunction with the financial statements included herein.
Schedule II Valuation and Qualifying Accounts	F-33

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
  Stockholders of Mac-Gray Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mac-Gray Corporation and its subsidiaries at December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As disclosed in Note 6, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142 effective on January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 25, 2005

MAC-GRAY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,296	$6,491
Trade receivables, net of allowance for doubtful accounts	9,067	8,437
Inventory of finished goods	4,858	5,099
Deferred income taxes	2,608	2,785
Prepaid expenses, facilities management rent and other current assets	7,858	7,457

Total current assets	29,687	30,269
Property, plant and equipment, net	76,621	89,776
Goodwill	37,941	37,941
Intangible assets, net	7,348	33,950
Prepaid expenses, facilities management rent and other assets	10,408	10,394

Total assets	$162,005	$202,330

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,984	$5,161
Current portion of capital lease obligations	635	942
Trade accounts payable	5,568	10,078
Accrued facilities management rent	8,380	10,685
Accrued expenses	5,868	5,337
Deferred revenues and deposits	1,005	803

Total current liabilities	24,440	33,006
Long-term debt	46,000	65,702
Long-term capital lease obligations	1,254	1,523
Deferred income taxes	20,720	25,464
Deferred retirement obligation	437	333
Other liabilities	425	366
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,449,354 issued and 12,579,494 outstanding at December 31, 2003, and 13,443,754 issued and 12,782,089 outstanding at December 31, 2004)	134	134
Additional paid in capital	68,561	68,568
Accumulated other comprehensive (loss) income	(372)	822
Retained earnings	9,439	13,283

	77,762	82,807
Less common stock in treasury, at cost (869,860 shares at December 31, 2003 and 661,665 shares at December 31, 2004)	(9,033)	(6,871)

Total stockholders' equity	68,729	75,936

Total liabilities and stockholders' equity	$162,005	$202,330

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share data)

	Years Ended December 31,
	2002	2003	2004
Revenue:
Facilities management revenue	$109,625	$109,876	$140,454
Sales	39,241	38,751	41,319
Other	1,502	1,029	921

Total revenue	150,368	149,656	182,694

Cost of revenue:
Facilities management rent	49,363	50,133	66,568
Facilities management expenditures	24,895	23,696	28,197
Depreciation and amortization	16,501	16,723	20,747
Cost of product sales	27,197	27,797	29,568

Total cost of revenue	117,956	118,349	145,080

Gross margin	32,412	31,307	37,614

Operating expenses:
General and administration	9,359	9,519	11,078
Sales and marketing	11,125	11,341	13,005
Depreciation and amortization	1,197	1,100	1,047
Gain on sale of assets, net	(192)	(145)	(1,208)
Loss on early extinguishment of debt	—	381	183

Total operating expenses	21,489	22,196	24,105

Income from operations	10,923	9,111	13,509
Interest expense, net	(4,578)	(2,807)	(4,312)
Other income (expense), net	(4)	—	—
Gain on sale of lease receivables	—	836	—

Income before provision for income taxes and effect of change in accounting principle	6,341	7,140	9,197
Provision for income taxes	(2,567)	(3,036)	(3,934)

Net income before effect of change in accounting principle	3,774	4,104	5,263
Effect of change in accounting principle—net of taxes (Note 6)	(906)	—	—

Net income	$2,868	$4,104	$5,263

Net income per common share before effect of change in accounting principle—basic	$0.30	$0.32	$0.41

Net income per common share before effect of change in accounting principle—diluted	$0.30	$0.32	$0.40

Net income per common share—basic	$0.23	$0.32	$0.41

Net income per common share—diluted	$0.23	$0.32	$0.40

Weighted average common shares outstanding—basic	12,661	12,635	12,702

Weighted average common shares outstanding—diluted	12,664	12,741	13,028

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common stock						Treasury Stock
				Accumulated Other Comprehensive Loss
	Number of shares	Value	Additional Paid in Capital		Comprehensive Income	Retained Earnings	Number of shares	Cost	Total
Balance, December 31, 2001	13,443,754	$134	$68,540	$(1,911)		$3,158	794,436	$(9,347)	$60,574
Net income	—	—	—	—	$2,868	2,868	—	—	2,868
Other comprehensive income:
Unrealized gain on derivative instruments and reclassification adjustment, net of tax of $125 (Note 11)	—	—	—	188	188	—	—	—	188

Comprehensive income	—	—	—	—	$3,056	—	—	—	—

Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(130)	(14,141)	167	37
Repurchase of common stock							3,800	(12)	(12)
Stock granted	—	—	—	—		(91)	(10,561)	124	33

Balance, December 31, 2002	13,443,754	134	68,540	(1,723)		5,805	773,534	(9,068)	63,688
Net income	—	—	—	—	$4,104	4,104	—	—	4,104
Other comprehensive income:
Unrealized gain on derivative instruments and reclassification adjustment, net of tax of $901 (Note 11)	—	—	—	1,351	1,351	—	—	—	1,351

Comprehensive income	—	—	—	—	$5,455	—	—	—	—

Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(212)	(24,079)	278	66
Repurchase of common stock	—	—	—	—		—	155,500	(622)	(622)
Options exercised	5,600	—	21	—		(154)	(22,000)	230	97
Stock granted	—	—	—	—		(104)	(13,095)	149	45

Balance, December 31, 2003	13,449,354	134	68,561	(372)		9,439	869,860	(9,033)	68,729
Net income	—	—	—	—	$5,263	5,263	—	—	5,263
Other comprehensive income:
Unrealized gain on derivative instruments and reclassification adjustment, net of tax of $796 (Note 11)	—	—	—	1,194	1,194	—	—	—	1,194

Comprehensive income	—	—	—	—	$6,457	—	—	—	—

Options exercised	2,000	—	7			(1,164)	(170,833)	1,775	618
Retirement of treasury stock	(7,600)					(79)	(7,600)	79	—
Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(152)	(23,855)	247	95
Stock granted	—	—	—	—		(24)	(5,907)	61	37

Balance, December 31, 2004	13,443,754	$134	$68,568	$822		$13,283	661,665	$(6,871)	$75,936

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$2,868	$4,104	$5,263
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	17,698	17,823	21,794
Effect of change in accounting principle	906	—	—
Loss on early extinguishment of debt	—	381	183
(Decrease) increase in allowance for doubtful accounts and lease reserves	(167)	85	(553)
Gain on sale of assets	(192)	(485)	(1,208)
Deferred income taxes	2,493	1,098	4,018
Director stock grant	33	45	37
Non-cash interest expense	828	648	1,368
Decrease (increase)in accounts receivable	226	(1,482)	821
Decrease (increase) in inventory	(1,629)	1,328	563
(Increase) decrease in prepaid expenses, facilities management rent and other assets	2,259	974	(712)
Increase in accounts payable, accrued facilities management rent and accrued expenses	2,207	234	5,736
Decrease in deferred revenues and customer deposits	(695)	(273)	(202)

Net cash flows provided by operating activities	26,835	24,480	37,108

Cash flows from investing activities:
Capital expenditures	(13,334)	(15,372)	(17,826)
Payments for acquisitions	—	(1,030)	(41,454)
Proceeds from sale of lease receivables	—	3,284	—
Proceeds from sale of property and equipment	898	316	2,179

Net cash flows used in investing activities	(12,436)	(12,802)	(57,101)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,363)	(1,630)	(1,396)
Borrowings on term credit facility and mortgage note payable	—	20,000	22,071
Payments on term credit facility and mortgage note payable	—	(3,071)	(5,120)
Payments on 2000 Senior Secured Credit Facility, net	(13,050)	(54,500)	—
Borrowings on revolving credit facility, net	—	31,765	5,217
Payments for repurchase of common stock	(12)	(622)	—
Financing costs	(220)	(466)	(297)
Payments for termination of derivitive instruments	—	(3,037)	—
Proceeds from issuance of common stock	37	66	95
Proceeds from exercise of stock options	—	97	618

Net cash flows (used in) provided by financing activities	(14,608)	(11,398)	21,188

(Decrease) increase in cash and cash equivalents	(209)	280	1,195
Cash and cash equivalents, beginning of period	5,225	5,016	5,296

Cash and cash equivalents, end of period	$5,016	$5,296	$6,491

Supplemental cash flow information:
Interest paid	$4,730	$3,132	$3,641
Income taxes paid	$393	$319	$646

        Supplemental disclosure of non-cash investing activities: During the years ended December 31, 2002, 2003 and 2004, the Company acquired various vehicles under capital lease agreements totaling $915, $1,380 and $1,579, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Description of the Business and Basis of Presentation

        Description of the Business.    Mac-Gray Corporation ("Mac-Gray" or the "Company") generates the majority of its revenue from card/coin-operated laundry rooms located in the Northeastern, Southeastern and Midwestern United States. A portion of its revenue is also derived from the sale and lease of the Company's MicroFridge® product lines. The Company's principal customer base is the multi-unit housing market, which includes apartments, condominium units, colleges and universities, and military bases. The Company also sells, services and leases commercial laundry equipment to commercial laundromats, multi-unit housing properties and institutions. The Company also generates revenue from card/coin-operated reprographics equipment located in university and municipal libraries, and other buildings. The majority of the Company's purchases of laundry equipment is from one supplier.

        Basis of Presentation.    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

2. Significant Accounting Policies

        Cash and Cash Equivalents.    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On occasion the Company has excess cash available for a short period of time; when this occurs, the Company invests such excess cash in repurchase agreements and other highly liquid short-term investments. Accordingly, the investments are subject to minimal credit and market risk. The Company has cash investments with financial institutions in excess of the $100 insured limit of the Federal Deposit Insurance Corporation. Included in cash and cash equivalents is an estimate of cash not yet collected which remains at laundry and reprographics customer locations. At December 31, 2003 and 2004, this estimate was $3,621 and $4,549, respectively.

        Revenue Recognition.    The Company recognizes facilities management revenue on the accrual basis. Rental revenue is recognized ratably over the related contractual period, which is generally less than one year. The Company recognizes revenue from product sales upon shipment of the products, unless otherwise specified. Shipping and handling fees charged to customers are recognized upon shipment of the products and are included in revenue with the related cost included in cost of sales. All installation and repair services are provided on an occurrence basis, not on a contractual basis. Related revenue is recognized at the time the installation service, or other service, is provided to the customer.

        The Company has entered into long-term lease transactions that meet the qualifications of a sales-type lease for certain equipment. For these transactions, the amount of revenue recognized upon product shipment is the present value of the minimum lease payments, excluding executory costs and excluding profits on executory costs, discounted at the interest rate implicit in the lease. Interest revenue is recognized over the life of the rental agreement. At December 31, 2003 and 2004 the Company had $6,553 and $4,276, respectively, in receivables related to sales-type leases. These receivables have been recorded net of unearned interest income of $667 and $359 at December 31, 2003 and 2004. These receivables are primarily due ratably over the next six years and have been classified as other current assets and other long-term assets, as appropriate, in the consolidated balance sheet. The related reserve for lease receivables at December 31, 2003 and 2004 was $542 and $152, respectively. The Company has not entered into any significant sales-type leases since 2001. In

September of 2003, the Company received $3,284 for the sale of certain lease receivables resulting in a gain of $836.

        Allowance for Doubtful Accounts.    On a regular basis, the Company reviews the adequacy of its provision for doubtful accounts for trade accounts receivable and lease receivables based on historical collection results and current economic conditions using factors based on the aging of its trade accounts and lease receivables. In addition, the Company estimates specific additional allowances based on indications that a specific customer may be experiencing financial difficulties. The Company maintains an allowance for doubtful trade accounts receivable of $393 and $230 at December 31, 2003 and 2004, respectively.

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

        Fair Value of Financial Instruments.    For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 2003 and 2004, based upon terms currently available to the Company in financial markets. The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.

        Inventories.    Inventories are stated at the lower of cost (as determined using the first-in, first-out method) or market, and consist primarily of finished goods.

        Provision for Inventory Reserves.    On a regular basis, the Company reviews the adequacy of its reserve for inventory obsolescence based on historical experience, product knowledge and frequency of shipments.

        Prepaid Facilities Management Rent.    Prepaid facilities management rent consists of cash advances paid to property owners and managers under laundry service contracts. The prepaid amount is amortized ratably over the life of the contract.

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

        Facilities Management Equipment—Not Yet Placed in Service.    These assets represent laundry machines that management estimates will be installed in facilities management laundry rooms over the next twelve months and have not been purchased for commercial sale. These assets are grouped in Property, Plant and Equipment.

        Advertising Costs.    Advertising costs are expensed as incurred. These costs were $878, $1,101 and $1,251 for the years ended December 31, 2002, 2003 and 2004, respectively.

        Goodwill and Intangible Assets.    Intangible assets primarily consist of various non-compete agreements, customer lists, goodwill and contract rights recorded in connection with acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from two to five years. Customer lists are amortized using the straight-line method over fifteen years. Contract rights are amortized using the straight-line method over fifteen or twenty years. The life assigned to acquired contracts is based on several factors, including: the seller's renewal rate of the contract portfolio for the most recent years prior to the acquisition, the number of years the average contract has been in the seller's contract portfolio, the overall level of customer satisfaction within the contract portfolio and the ability of the Company to maintain or exceed the level of customer satisfaction maintained by the seller prior to the acquisition by the Company. The Company is accounting for acquired contract rights on a pool-basis based on the fact that, in general, no single contract accounts for more than 1.5% of the revenue of any acquired portfolio and the fact that few of the contracts are predicted to be terminated, either prior to or at the end of the contract term. In accordance with the adoption of the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") (see note 6), the Company stopped amortizing goodwill on January 1, 2002.

        Impairment of Long-Lived Assets.    The Company reviews long-lived assets, including fixed assets and intangible assets with definitive lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The Company's annual impairment test for contract rights assigned a 15-year amortization period consists of comparing the current number of machines under contract and the current cash flow of all the Company's contracts in the market where the portfolios were acquired to the original number of machines acquired and the cash flow as predicted by the Company at the time of the acquisition. For those contract rights assigned a 20-year amortization period, the Company's annual impairment test consists primarily of identifying the accumulated retention rate of the specific contract portfolio in order to assess the appropriateness of the net book value of the related contract rights. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

        In accordance with FAS 142, the Company tests its goodwill annually for impairment. The goodwill impairment review consists of a two-step process of first determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. Fair values of the reporting units were determined based on estimates of comparable market price or discounted future cash flows. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the implied fair value of the reporting unit is allocated to all the underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written-down to its fair value.

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

        If the company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

	Year Ended December 31,
	2002	2003	2004
Net income, as reported	$2,868	$4,104	$5,263
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(244)	(377)	(241)

Pro forma net income	$2,624	$3,727	$5,022

Earnings per share:
Basic, as reported	$0.23	$0.32	$0.41

Basic, pro forma	$0.21	$0.29	$0.40

Diluted, as reported	$0.23	$0.32	$0.40

Diluted, pro forma	$0.21	$0.29	$0.39

        The fair value of the Company's options was estimated as of the date of grant using a Black-Scholes option pricing model with the following components:

	December 31,
	2002	2003	2004
Fair value of options granted at grant date	$1.85	$2.42	$2.48
Risk free interest rate	2.5%-4.9%	3.74%	3.03%
Expected option term—employees	7 years	7 years	7 years
Expected option term—independent directors	3 years	3 years	3 years
Expected volatility	52%	41%	36%

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

        The activity for the year ended December 31, 2004 is as follows:

Accrued Warranty
Balance, December 31, 2002	$165
Accruals for warranties issued	238
Settlements made (in cash or in kind)	(153)

Balance, December 31, 2003	250
Accruals for warranties issued	383
Settlements made (in cash or in kind)	(365)

Balance, December 31, 2004	$268

        New Accounting Pronouncements.    In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46, as revised in December 2003, must be applied at the end of periods ending after March 15, 2004, and is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of the revised FIN 46 by the Company did not have any impact on its results of operations or financial position, as at this time the Company does not have a controlling interest in any variable interest entities. The Company will apply the consolidation requirement of FIN 46 in future periods if it should own any interest in any variable interest entity.

        In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43 Chapter 4" ("SFAS 151"). SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. The Company is currently completing its evaluation of the adoption of SFAS 151 and the impact, if any, that this statement will have on its results of operations.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R").

SFAS 123R is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and amends FASB Statement No. 95 "Statement of Cash Flows." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is applicable for all interim and fiscal periods beginning after June 15, 2005. Early adoption is permitted. The Company is currently completing its evaluation of the adoption of SFAS 123R and the impact that this statement will have on its results of operations.

        Reclassifications.    Certain amounts from prior years have been reclassified to conform to current year presentation.

3. Prepaid Expenses, Facilities Management Rent and Other Current Assets

        Prepaid expenses, facilities management rent and other current assets consist of the following:

	December 31,
	2003	2004
Prepaid facilities managment rent	$1,718	$1,906
Prepaid supplies	1,959	1,892
Leases receivable	2,521	1,884
Prepaid insurance	836	972
Other	824	803

	$7,858	$7,457

4. Prepaid Expenses, Facilities Management Rent and Other Assets

        Prepaid expenses, facilities management rent and other assets consist of the following:

	December 31,
	2003	2004
Prepaid facilities managment rent	$5,192	$6,514
Leases receivable	3,272	2,048
Notes receivable	1,045	635
Derivative instruments	566	940
Other	333	257

	$10,408	$10,394

5. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

		December 31
	Estimated Useful Life
		2003	2004
Facilities management equipment	10 years	$138,955	$165,456
Rental equipment	7 years	4,221	2,243
Facilities management improvements	7-10 years	8,786	9,938
Buildings and improvements	15-39 years	2,652	2,658
Furniture, fixtures and computer equipment	2-7 years	8,860	9,466
Trucks and autos	3-5 years	5,432	5,917
Tooling costs	3 years	340	394
Land and improvements	—	221	221

		169,467	196,293
Less: accumulated depreciation		94,324	108,603

		75,143	87,690
Facilities management equipment, not yet placed in service		1,478	2,086

Property, plant and equipment, net		$76,621	$89,776

        Depreciation of property, plant and equipment totaled $16,212, $16,466 and $19,254 for the years ended December 31, 2002, 2003 and 2004, respectively.

        At December 31, 2003 and 2004, trucks and autos included $5,085 and $5,794, respectively, of equipment under capital lease with an accumulated amortization balance of $3,197 and $3,328, respectively.

6. Goodwill and Intangible Assets

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

        Goodwill, which will not be further amortized, and intangible assets to be amortized consist of the following:

	As of December 31, 2003
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry	$37,718		$37,718
MicroFridge®	223		223

	$37,941		$37,941

Intangible assets:
Laundry and reprographics:
Non-compete agreements	$4,532	$3,812	$720
Contract rights	9,832	4,652	5,180
MicroFridge®:
Customer lists	1,451	538	913
Deferred financing costs	921	386	535

	$16,736	$9,388	$7,348

	As of December 31, 2004
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Laundry and reprographics	$37,718		$37,718
MicroFridge®	223		223

	$37,941		$37,941

Intangible assets:
Laundry and reprographics:
Non-compete agreements	$4,580	$4,018	$562
Contract rights	38,807	6,661	32,146
MicroFridge®:
Customer lists	1,451	637	814
Deferred financing costs	1,029	601	428

	$45,867	$11,917	$33,950

        Estimated future amortization expense of intangible assets consists of the following:

2005	$2,508
2006	2,440
2007	2,297
2008	2,286
2009	2,270
Thereafter	22,149

$33,950

        Amortization expense associated with the above intangible assets amounted to $1,486, $1,357 and $2,540 for the years ended December 31, 2002, 2003 and 2004, respectively.

7. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2003	2004
Accrued interest	$—	$135
Accrued salaries/benefits	680	80
Accrued commission/bonuses	1,318	1,605
Accrued warranty	250	268
Deferred service revenue	333	203
Deferred smart card revenue	747	813
Current portion of deferred retirement obligation	104	104
Accrued professional fees	241	257
Accrued personal property taxes	140	515
Accrued income taxes	1,160	416
Accrued sales tax	308	289
Accrued insurance	342	503
Other accrued expenses	245	149

	$5,868	$5,337

8. Deferred Retirement Obligation

        The deferred retirement obligation at December 31, 2003 and 2004 relates to payments due to a former shareholder of the Company in connection with a retirement agreement, which provides for annual payments of $104 until the death of the former shareholder. The liability has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

9. Acquisitions

        On January 16, 2004, the Company acquired substantially all the assets of the eastern region of Web Service Company, Inc. In addition, the Company sold certain of its laundry facilities management assets in several western states for approximately $2,000 to Web Service Company, Inc. In accordance with SFAS No. 141, "Business Combinations", the disposal of certain of our laundry facilities management assets and related contracts in western states was recognized at fair value, the difference between the fair value and the Company's cost recognized as a gain and the fair value of the assets transferred to the seller is included in the acquisition costs. This sale resulted in a gain of approximately $1,218. The acquisition has been reflected in the accompanying condensed consolidated financial statements from the date of acquisition, and has been accounted for as a purchase business combination in accordance with SFAS No. 141, "Business Combinations". The total purchase price of $41,422 has been allocated to the acquired assets and liabilities based on estimates of their related fair value. The Company engaged an independent business appraisal firm to estimate the fair value of the assets acquired and to advise the Company on the proper allocation of the purchase price and the useful lives to be assigned where applicable. A twenty-year amortization period has been assigned to the acquired contract rights and a five-year depreciation period was assigned to the acquired used laundry equipment. The acquisition of these assets, which are primarily in the Company's existing geographical markets, helps fulfill the Company's strategic objective of increasing laundry equipment density, thereby achieving a higher level of operational efficiencies.

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

For the year ended December 31, 2003
Net revenue	$178,639
Net income	2,785
Net income per share:
Basic	$0.22
Diluted	$0.22

10. Long-Term Debt

        Long-term debt consists of the following:

	December 31,
	2003	2004
2003 Senior Secured Credit Facility	48,694	66,982
Mortgage loan	—	3,880
Various fixed interest rate notes, (8.4%-11.51%) due through February 1, 2005	15	1
Acquisition note payable, 8% imputed interest rate (estimated fair market rate), monthly payments, due May 31, 2006	275	—

Total long-term debt	48,984	70,863
Less: current portion	2,984	5,161

	$46,000	$65,702

Credit Agreement and Revolving Credit Facility

        On June 24, 2003, the Company entered into a Senior Secured Credit Facility with a group of banks. This transaction retired both the June 2000 Revolving Line of Credit and the June 2000 Senior Secured Term Loan Facility, which were due to expire in July 2004 and June 2005, respectively. On January 16, 2004, the Company and its group of banks amended the June 24, 2003 Senior Secured Credit Facility. On January 10, 2005 the Company entered into a new Senior Secured Credit Facility in connection with a business acquisition (see Note 19).

        The amended Revolving Line of Credit and Term Loan Facility (the "2003 Senior Secured Credit Facility") provides for borrowings up to $105,000 with borrowings under a Revolving Line of Credit of up to $70,000 maturing December 31, 2006 and a $35,000 Senior Secured Term Loan Facility maturing December 31, 2008. The Senior Secured Term Loan Facility requires quarterly payments of $1,250 and a final payment of the remaining principal balance due at maturity. In addition to the scheduled quarterly payments on the Senior Secured Term Loan Facility, the Company is required to pay an amount equal to 50% of Excess Cash Flow, as defined, for each fiscal year if the Funded Debt Ratio (as defined) for each of the preceding four fiscal quarters is less than 1.50 to 1.00. This payment is first used to reduce the Senior Secured Term Loan Facility with any remaining amounts used to reduce the Revolving Line of Credit. No Excess Cash Flow payment was required at December 31, 2004.

        Outstanding indebtedness under the 2003 Senior Secured Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate, or LIBOR plus 1.75%. The Applicable LIBOR margin may be adjusted quarterly based on certain financial ratios. The average interest rate at December 31, 2003 and 2004 was 4.1% and 4.5%, respectively, including the applicable spread paid to the banks.

        The 2003 Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, except for its corporate headquarters, as well as a pledge by the Company of all of the capital stock of its subsidiaries. The 2003 Senior Secured Credit Facility includes certain financial and operational covenants. The most restrictive financial ratio is a minimum level of debt service coverage. The Company was in compliance with all financial covenants at December 31, 2004.

        The 2003 Senior Secured Credit Facility contains a commitment fee which is calculated as a percentage of the average daily-unused portion of the 2003 Senior Secured Credit Facility. This percentage may be adjusted quarterly based on the Funded Debt Ratio. As of December 31, 2004, the Company's commitment fee was equal to 0.375%.

        As of December 31, 2004, there was $30,000 outstanding under the term loan, $36,982 outstanding under the revolving line of credit, and $21 in outstanding letters of credit. The available balance under the revolving line of credit was $32,997 at December 31, 2004.

        Required payments under the 2003 Senior Secured Credit Facility are as follows:

2005	$5,000
2006	41,982
2007	5,000
2008	15,000
2009	—
Thereafter	—

$66,982

        Concurrent with the June 24, 2003 refinancing and the January 16, 2004 amendment to the 2003 Senior Secured Credit Facility, the Company expensed approximately $381 and $183 in deferred financing costs, respectively.

        On March 4, 2004, the Company obtained a $4,000 mortgage loan on its corporate headquarters in Cambridge, Massachusetts. The loan bears interest at a rate of LIBOR plus 1.50%, has a twenty-five year amortization, which includes quarterly payments of $40 plus interest beginning in June 2004, and has a balloon payment of $3,280 due upon its maturity on December 31, 2008. As of December 31, 2004, there was $3,880 outstanding under the mortgage loan and the interest rate was 4.98%. The loan is cross-defaulted to the 2003 Senior Secured Credit Facility.

        Long-term debt also includes various notes payable totaling $290 and $1 at December 31, 2003 and 2004.

11. Derivative Instruments

        As required by the 2003 Senior Secured Credit Facility, the Company has entered into standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "Swap Agreements") to manage the interest rate risk associated with its 2003 Senior Secured Credit Facility. The Company has also elected to enter into a swap agreement to coincide with the mortgage note payable. The Company has designated its interest rate swap agreements as cash flow hedges. The table below outlines the details of each swap agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount December 31, 2004	Expiration Date	Fixed Rate
Jun 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
Jun 24, 2003	$20,000	Amortizing	$15,715	Jun 30, 2008	2.34%
Feb 17, 2004	$21,600	Fixed	$21,600	Feb 17, 2007	2.58%
Mar 8, 2004	$4,000	Amortizing	$3,880	Dec 31, 2008	3.09%

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

        The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2003 and 2004, the fair value of the Swap Agreements, net of related taxes, was an unrealized gain of $556 and $940, respectively. This amount has been included in other assets on the consolidated balance sheet.

        On June 24, 2003, the Company terminated its two $20,000 interest rate swap agreements, which had been in effect since February 2000 and January 2002, respectively. The January 2002 interest rate swap agreement was due to expire in February 2004 while the February 2000 interest rate swap agreement was due to expire in February 2005. The Company paid $3,037 to terminate both the February 2000 and January 2002 swap agreements. As the timing of the forecasted future interest payments did not significantly change as a result of the new credit facility, the accumulated other comprehensive losses related to the terminated interest rate swap agreements are reclassified against current period earnings in the same period the forecasted interest payments occur. Upon termination, there was $1,419, net of taxes of $946, included in accumulated other comprehensive loss. The $88 associated with the January 2002 interest rate swap agreement was reclassified as an earnings charge through February 2004 and the $1,331 associated with the February 2000 interest rate swap agreement is being reclassified as an earnings charge through February 2005.

        The changes in accumulated other comprehensive (loss) income relate entirely to the Company's interest rate swap agreements. The components of other comprehensive income are as follows:

	For the years ended December 31,
	2002	2003	2004
Unrealized gain on derivative instruments	$(877)	$1,247	$623
Reclassification adjustment	1,190	1,005	1,367

Total other comprehensive income before income taxes	313	2,252	1,990
Income tax expense	(125)	(901)	(796)

Total other comprehensive income	$188	$1,351	$1,194

12. Income Taxes

        The provision for state and federal income taxes consists of the following:

	Years Ended December 31,
	2002	2003	2004
Current state	$121	$384	$299
Deferred state	400	454	714
Current federal	(47)	79	170
Deferred federal	2,093	2,119	2,751

Total income taxes	$2,567	$3,036	$3,934

        The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities at December 31:

	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$1,044	$130
Alternative minimum tax credit carryforwards	1,418	1,404
Derivative instrument interest	599	77
Accounts receivable	182	107
Accrued bonus	—	336
Deferred compensation	215	168
Warranty Reserve	396	185
Deferred revenue	294	332
Long term lease receivable reserve	443	43
Other	110	3

	4,701	2,785

Deferred tax liabilities:
Depreciation	19,132	21,375
Amortization	1,697	2,380
Sales-type leases	1,984	1,606
Other	—	103

	22,813	25,464

Net deferred tax liabilities	$18,112	$22,679

        For the years ended December 31, 2002, 2003 and 2004 the statutory income tax rate differed from the effective rate primarily as a result of the following differences:

	2002	2003	2004
Taxes computed at federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.5	6.5	6.7
Other	—	2.0	2.1

Income tax provision	40.5%	42.5%	42.8%

        At December 31, 2004, the Company has the following net operating loss carryforwards available to reduce certain future state taxable income:

Net operating loss carryforwards relating to certain losses incurred prior to the year ended December 31, 2001	$732
Net operating loss carryforwards relating to certain losses incurred in the year ending December 31, 2001	1,203
Net operating loss carryforwards relating to certain losses incurred in the year ending December 31, 2002	548

$2,483

        The state net operating loss carryforwards expire 10-20 years from the year in which they were incurred, except for the Massachusetts portion. The Company believes it will be able to fully utilize the state net operating loss carryforwards prior to their expiration date and accordingly, no valuation allowance has been recorded associated with these balances. The Federal and Massachusetts net operating losses that were carried forward to 2004 were entirely utilized during 2004.

13. Repurchase of Common Stock

        On December 2, 2002, the Board of Directors authorized a $2,000 stock repurchase program. The authorization expired on December 2, 2003. As of December 31, 2002 and 2003, 3,800 shares and 155,500 shares had been purchased at a total cost of $12 and $622, respectively. No shares were purchased during 2004.

14. Segment Information

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

        There are no intersegment revenues.

        For the year ended December 31, 2004, the Company has included sales of laundry equipment to the United States government in the MicroFridge® division. Prior to 2004, these sales were included in the laundry equipment sales results, which are included in the Laundry and Reprographics segment information. For comparative purposes the Company has reclassified sales of laundry equipment to the United States government to be included in the MicroFridge® division for the years ended December 31, 2002 and 2003. Sales of laundry equipment to the United States government were $2,771, $3,062 and $2,172 for the years ended December 31, 2002, 2003 and 2004, respectively. The Company has elected to report United States government sales of laundry equipment in the MicroFridge® business segment due to the following considerations:

  •
  The Company's United States government business is developed and sold by employees of the MicroFridge® division.

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

        The tables below present information about the operations of the reportable segments of Mac-Gray for the years ended December 31, 2002, 2003 and 2004. The information presented represents the key financial metrics that are utilized by the Company's senior management in assessing the performance of each of the Company's reportable segments.

	Year Ended December 31, 2002
	Laundry and Reprographics	MicroFridge®	Total
Revenues	$123,917	$26,451	$150,368
Gross margin	24,919	7,493	32,412
Depreciation and amortization	15,497	1,195	16,692
Capital expenditures	12,843	100	12,943
Total assets	130,248	24,228	154,476
	Year Ended December 31, 2003
	Laundry and Reprographics	MicroFridge®	Total
Revenues	$124,273	$25,383	$149,656
Gross margin	24,578	6,729	31,307
Depreciation and amortization	15,842	1,013	16,855
Capital expenditures	14,428	379	14,807
Total assets	126,929	24,504	151,433

	Year Ended December 31, 2004
	Laundry and Reprographics	MicroFridge®	Total
Revenues	$155,381	$27,313	182,694
Gross margin	30,724	6,890	37,614
Depreciation and amortization	19,953	713	20,666
Capital expenditures	17,313	114	17,427
Total assets	165,578	25,948	191,526

        The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

	2002	2003	2004
Income
Total gross margin for the reportable segments	$32,412	$31,307	$37,614
Operating expenses	(21,489)	(22,196)	(24,105)
Interest expense, net	(4,578)	(2,807)	(4,312)
Other expense, net	(4)	—	—
Gain on sale of lease receivables	—	836	—

Income before provision for income taxes and effect of change in accounting principle	$6,341	$7,140	$9,197

	2002	2003	2004
Depreciation and amortization
Total for reportable segments	$16,692	$16,855	$20,666
Corporate	1,006	968	1,128

Total depreciation and amortization	$17,698	$17,823	$21,794

	2002	2003	2004
Capital expenditures
Total for reportable segments	$12,943	$14,807	$17,427
Corporate	391	565	399

Total capital expenditures	$13,334	$15,372	$17,826

	2002	2003	2004
Assets
Total for reportable segments	$154,476	$151,433	$191,526
Corporate	6,836	7,964	8,019
Deferred income taxes	1,067	2,608	2,785

Total assets	$162,379	$162,005	$202,330

15. Commitments and Contingencies

        Leases.    The Company leases certain equipment and facilities under non-cancelable operating leases. The Company also leases certain vehicles under capital leases.

        Future minimum lease payments under non-cancelable operating and capital leases consist of the following:

	Capital Leases	Operating Leases
Year ended December 31,
2005	$1,021	$761
2006	922	423
2007	506	119
2008	152	13
2009 and thereafter	—	—

	2,601	$1,316

Less: amount representing interest (LIBOR of 2.18% at December 31, 2004)	136

	2,465
Present value future minimum lease payments less amounts due within one year	942

Amounts due after one year	$1,523

        Rent expense incurred by the Company under non-cancelable operating leases totaled $1,278, $1,187, and $1,409 for the years ended December 31, 2002, 2003 and 2004, respectively.

        Guaranteed Facilities Management Rent Payments.    The Company operates card and coin operated facilities management laundry rooms under various lease agreements in which the Company is required to make minimum guaranteed rent payments to the respective lessors. The following is a schedule by years of future minimum guaranteed rent payments required under these lease agreements that have initial or remaining non-cancelable contract terms in excess of one year as of December 31, 2004:

2005	$6,920
2006	6,119
2007	5,190
2008	3,994
2009	2,956
Thereafter	4,206

$29,385

        Litigation.    The Company is involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

16. Employee Benefit and Stock Plans

        Retirement Plans.    The Company maintains a qualified profit-sharing/401(k) plan (the "Plan") covering substantially all employees. The Company's contributions to the Plan are at the discretion of the Board of Directors. Costs under the Plan amounted to $620, $606 and $644, for the years ended December 31, 2002, 2003 and 2004, respectively.

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

        Employee options generally vest such that thirty-three percent (33%) of the options will become exercisable on each of the first through third anniversaries of the date of grant of the options; however, the Administrator of the 1997 Stock Plan may determine, at its discretion, the vesting schedule for any option award. In the event of termination of the optionees' relationship with the Company, vested options not yet exercised terminate within 90 days. The 1997 Stock Plan also provided for the automatic annual grant to each of the independent directors to purchase 1,000 shares of common stock. The non-qualified options granted to independent directors are exercisable immediately and will terminate on the tenth anniversary of the grant. The exercise prices are the fair market value of the shares underlying the options on the respective dates of the grants. Other than the stock option grants, there were no other grants of equity-based compensation awards.

        The 1997 Stock Plan provides for the issuance of up to the greater of 750,000 shares of common stock or ten percent of the outstanding shares of common stock. At December 31, 2004, approximately 1,266,357 shares of common stock were reserved for issuance under the 1997 Stock Plan, of which 914,367 shares were subject to outstanding options, 222,999 shares were issued pursuant to the exercise of option agreements and 128,991 remained available for issuance.

        The following is a summary of stock option plan activity:

	2002		2003		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	779,600	$4.09	1,012,080	$3.85	1,055,400	$4.01
Granted	276,600	$3.26	131,000	$4.95	72,000	$6.43
Exercised	—	—	(27,600)	$3.49	(172,833)	$3.61
Forfeited	(44,120)	$4.31	(60,080)	$3.65	(40,200)	$4.95

Outstanding, end of year	1,012,080	$3.85	1,055,400	$4.01	914,367	$4.24

Exercisable, end of year	273,100	$4.74	574,302	$4.13	719,035	$4.18

	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$3.00—$3.85	682,767	6.79	$3.55	595,634	$3.59
$3.86—$6.54	174,600	9.05	$5.45	66,401	$5.50
$7.94—$8.50	54,000	4.18	$8.49	54,000	$8.49
$11.00—$15.13	3,000	3.22	$13.75	3,000	$13.75

	914,367	7.06	$4.24	719,035	$4.18

        Mac-Gray Corporation 2001 Employee Stock Purchase Plan.    The Company established the Mac- Gray Corporation 2001 Employee Stock Purchase Plan (the "ESPP") in May of 2001. Under the terms of the ESPP, eligible employees may have between 1% and 15% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the fair market value of the stock on, the lower of, the first day or the last day of each six month interval. Up to 200,000 shares may be offered pursuant to the ESPP. The plan includes certain restrictions, such as the holding period of the stock by employees. The number of shares of common stock purchased through the ESPP was 24,079 and 23,855 for the years ended December 31, 2003 and 2004, respectively. There have been 73,713 shares purchased since the inception of the plan. At December 31, 2003 and 2004 the Company had accumulated employee withholdings associated with this plan of $42 and $79 for acquisition of stock in 2004 and 2005, respectively.

17. Earnings Per Share

	For the Year Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income—basic	$2,868	12,661	$0.23

Effect of dilutive securities:
Stock options		3

Net income—diluted	$2,868	12,664	$0.23

	For the Year Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income—basic	$4,104	12,635	$0.32

Effect of dilutive securities:
Stock options		106

Net income—diluted	$4,104	12,741	$0.32

	For the Year Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income—basic	$5,263	12,702	$0.41

Effect of dilutive securities:
Stock options		326

Net income—diluted	$5,263	13,028	$0.40

        There were 974, 57, and 57 shares under option plans that were excluded from the computation of diluted earnings per share at December 31, 2002, 2003 and 2004, respectively, due to their anti-dilutive effects.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

18. Summary of Quarterly Financial Information (unaudited)

	Year Ended December 31, 2003					Year Ended December 31, 2004
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
Revenue	$35,974	$36,028	$37,296	$40,358	$149,656	$43,560	$45,211	$44,247	$49,676	$182,694
Cost of revenue	28,382	29,157	29,732	31,078	118,349	34,448	36,069	35,527	39,036	145,080

Gross margin	7,592	6,871	7,564	9,280	31,307	9,112	9,142	8,720	10,640	37,614
Operating expenses	5,264	5,704	5,446	5,782	22,196	4,819	6,544	6,354	6,388	24,105

Income from operations	2,328	1,167	2,118	3,498	9,111	4,293	2,598	2,366	4,252	13,509
Gain on sale of lease receivables	—	—	836	—	836	—	—	—	—	—
Interest and other expense, net	(773)	(516)	(807)	(711)	(2,807)	(1,067)	(1,056)	(1,060)	(1,129)	(4,312)

Income before provision for income taxes and effect of change in accounting principle	1,555	651	2,147	2,787	7,140	3,226	1,542	1,306	3,123	9,197
Provision for income taxes	649	278	920	1,189	3,036	1,387	665	554	1,328	3,934

Net income	$906	$373	$1,227	$1,598	$4,104	$1,839	$877	$752	$1,795	$5,263

Net income per common share—basic	$0.07	$0.03	$0.10	$0.13	$0.32	$0.15	$0.07	$0.06	$0.14	$0.41

Net income per common share—diluted	$0.07	$0.03	$0.10	$0.12	$0.32	$0.14	$0.07	$0.06	$0.14	$0.40

Weighted average common shares outstanding—basic	12,681	12,672	12,624	12,565	12,635	12,607	12,673	12,747	12,781	12,702

Weighted average common shares outstanding—diluted	12,684	12,691	12,772	12,817	12,741	13,017	13,069	13,114	13,197	13,028

19. Subsequent Events

        On January 10, 2005, the Company acquired the laundry facilities management assets of Web Service Company, Inc. in 13 western and southern states for approximately $112 million. The assets acquired primarily consisted of approximately $74,000 of laundry facilities management contract rights and approximately $24,000 of laundry equipment in use. The allocation of the purchase price, to comply with the provisions of FAS 141, "Business Combinations", is an estimate pending the finalization of a valuation by an independent third party appraisal firm. Commencing on January 10, 2005, the Company began to operate the acquired assets from the same facilities Web operated from. The Web facilities have been leased by the Company on a month-to-month basis while an evaluation of total facilities requirements is performed. The Company has conducted several employee training sessions to expedite the operations, sales and marketing integration processes and has begun to install the necessary systems and networks to ensure a smooth transition. While the Company continues to work towards total integration, Web provides some administrative services for a monthly fee. The Company expects to be fully integrated within six months. The acquisition of these assets addresses the Company's growth objectives by penetrating new geographic markets. In addition, it expands the Company's leading position in the academic marketplace and creates other opportunities for economies of scale.

        Concurrent with the Web acquisition, on January 10, 2005, the Company entered into a new Senior Secured Credit Facility ("2005 Credit Facility") in connection with the January 2005 acquisition of assets from Web. The 2005 Credit Facility provides for borrowings up to $200,000, consisting of a $120,000 Revolving Line of Credit ("2005 Revolver") and an $80,000 Senior Secured Term Loan Facility ("2005 Term Loan"). Both portions of the 2005 Credit Facility mature on January 10, 2010. The 2005 Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, except for its corporate headquarters, as well as a pledge by the Company of all the capital stock of its subsidiaries. The 2005 Term Loan requires quarterly payments of $2,000 during 2005, $3,000 during 2006, $4,000 during 2007, $5,000 during 2008, and $6,000 for the first three quarters of 2009 and a final payment of $6,000 on January 10, 2010. In addition to the scheduled quarterly payments, the Company is required to pay an amount equal to 50% of Excess Cash Flow, as defined, for each fiscal year, commencing with the fiscal year ended December 31, 2005, if the Funded Debt Ratio (as defined) is greater than or equal to 1.50 to 1. This payment is first used to reduce the 2005 Term Loan with any remaining amounts used to reduce the revolving line of credit.

        Outstanding indebtedness under the 2005 Credit Facility bears interest, at the Company's option, at a rate equal to the prime rate plus 1.25%, or LIBOR plus 2.25%. The Applicable prime rate and LIBOR margin may be adjusted quarterly based on certain financial ratios.

        The 2005 Credit Facility contains a commitment fee which is calculated as a percentage of the average daily-unused portion of the 2005 Credit Facility. This percentage, currently 0.0375%, may be adjusted quarterly based on the Funded Debt Ratio.

        The 2005 Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios. The most important of these financial ratios are for the Company to maintain a leverage ratio of less than or equal to 3.75:1.00 and a coverage ratio of greater than or equal to 1.00:1.00. All covenants are measured quarterly.

  Future payments:

        As of January 10, 2005, the scheduled future principal payments on the 2005 Secured Credit Facility are as follows:

2005	$8,000
2006	12,000
2007	16,000
2008	20,000
2009	18,000
2010	99,367

$173,367

MAC-GRAY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2003, AND 2004

	Balance Beginning of Year	Charged to Cost and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2002:
Allowance for doubtful accounts and lease reserves	$1,017	$703	$(870)	$850
Year Ended December 31, 2003:
Allowance for doubtful accounts and lease reserves	$850	$322	$(237)	$935
Year Ended December 31, 2004:
Allowance for doubtful accounts and lease reserves	$935	$234	$(787)	$382

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MAC-GRAY CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
MAC-GRAY CORPORATION CONSOLIDATED INCOME STATEMENTS (In thousands, except share data)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAC-GRAY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share data)
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS