Form 10-Q
period 2005-03-31
MAC-GRAY CORP
filed 2005-05-16
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes   ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 13, 2005:

Class	Number of shares
Common Stock, $.01 Par Value	12,852,162

Item 1.    Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31,	March 31,
	2004	2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,491	$11,858
Trade receivables, net of allowance for doubtful accounts	8,437	5,714
Inventory of finished goods	5,099	7,868
Prepaid expenses, facilities management rent and other current assets	10,242	10,207
Total current assets	30,269	35,647
Property, plant and equipment, net	89,776	116,564
Goodwill	37,941	37,941
Intangible assets, net	33,950	114,034
Prepaid expenses, facilities management rent and other assets	10,394	11,218
Total assets	$202,330	$315,404

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$6,103	$15,148
Trade accounts payable and accrued expenses	15,415	16,449
Accrued facilities management rent	10,685	13,848
Deferred revenues and deposits	803	473
Total current liabilities	33,006	45,918
Long-term debt and capital lease obligations	67,225	164,622
Deferred income taxes	25,464	25,729
Other liabilities	699	673
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 12,782,089 outstanding at December 31, 2004, and 13,443,754 issued and 12,830,454 outstanding at March 31, 2005)	134	134
Additional paid in capital	68,568	68,568
Accumulated other comprehensive income	822	1,442
Retained earnings	13,283	14,686
	82,807	84,830
Less: common stock in treasury, at cost (661,665 shares at December 31, 2004 and 613,300 shares at March 31, 2005)	(6,871)	(6,368)
Total stockholders’ equity	75,936	78,462
Total liabilities and stockholders’ equity	$202,330	$315,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2004	2005

Revenue:
Facilities management revenue	$35,070	$53,511
Sales	8,211	8,572
Other	279	290
Total revenue	43,560	62,373

Cost of revenue:
Cost of facilities management revenue	23,535	35,058
Depreciation and amortization	4,963	7,745
Cost of product sold	5,950	6,449
Total cost of revenue	34,448	49,252

Gross margin	9,112	13,121

Operating expenses:
Selling, general and administration expenses	5,869	7,707
Loss on early extinguishment of debt	183	207
Gain on sale of assets	(1,233)	(24)
Total operating expenses	4,819	7,890

Income from operations	4,293	5,231

Interest and other expense, net	1,067	2,272
Income before provision for income taxes	3,226	2,959

Provision for income taxes	1,387	1,257

Net income	$1,839	$1,702

Net income per common share - basic	$0.15	$0.13
Net income per common share – diluted	$0.14	$0.13
Weighted average common shares outstanding - basic	12,607	12,809
Weighted average common shares outstanding – diluted	13,017	13,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other			Treasury Stock
	Number		Paid In	Comprehensive	Comprehensive	Retained	Number
	of shares	Value	Capital	Income	Income	Earnings	of shares	Cost	Total

Balance, December 31, 2004	13,443,754	$134	$68,568	$822		$13,283	661,665	$(6,871)	$75,936
Net income	—	—	—	—	$—	1,702	—	—	$1,702
Other comprehensive income:
Unrealized gain on derivative instruments and reclassification adjustment, net of tax of $413 (Note 4)	—	—	—	620	620	—	—	—	620
Comprehensive income	—	—	—	—	$620	—	—	—	—
Options exercised	—	—	—	—		(226)	(32,800)	341	$115
Stock issuance - Employee
Stock Purchase Plan	—	—	—	—		(70)	(14,355)	149	$79
Stock granted to directors	—	—	—	—		(3)	(1,210)	13	$10
Balance, March 31, 2005	13,443,754	$134	$68,568	$1,442		$14,686	613,300	$(6,368)	$78,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except share data)

	Three months ended March 31,
	2004	2005
Cash flows from operating activities:
Net income	$1,839	$1,702
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisition:
Depreciation and amortization	5,226	8,057
Loss on early extinguishment of debt	183	207
Increase (decrease) in allowance for doubtful accounts and lease reserves	63	(20)
Gain on sale of assets	(1,233)	(24)
Director stock grants	7	10
Non-cash interest expense	369	196
Deferred income taxes	1,233	272
Decrease in accounts receivable	2,206	2,743
Increase in inventory	(508)	(1,770)
Increase in prepaid expenses, facilities rent management and other assets	(424)	(900)
Increase in accounts payable, accrued facilities management rent and accrued expenses	3,830	2,317
Decrease in deferred revenues and customer deposits	(216)	(330)
Net cash flows provided by operating activities	12,575	12,460

Cash flows from investing activities:
Capital expenditures	(3,814)	(5,651)
Payments for acquisitions, net of cash acquired	(40,481)	(106,186)
Proceeds from sale of assets	2,013	33
Net cash flows used in investing activities	(42,282)	(111,804)

Cash flows from financing activities:
(Payments) borrowings on long-term debt and capital lease obligations	(352)	5,502
Borrowings on 2005 term credit facility	—	80,000
Payments on 2005 term credit facility	—	(2,000)
Borrowings on 2003 term credit facility and mortgage note payable	22,071	—
Payments on 2003 term credit facility and mortgage note payable	(1,250)	(30,040)
Borrowings on revolving credit facility, net	10,746	52,384
Financing costs	(297)	(1,329)
Proceeds from issuance of common stock	42	79
Proceeds from exercise of stock options	156	115
Net cash flows provided by financing activities	31,116	104,711

Increase in cash and cash equivalents	1,409	5,367
Cash and cash equivalents, beginning of period	5,296	6,491
Cash and cash equivalents, end of period	$6,705	$11,858

Supplemental disclosure of non-cash investing and financing activities: During the three months ended March 31, 2004 and 2005, the Company acquired various vehicles under capital lease agreements totaling $825 and $570, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mac-Gray Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except per share data)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and rule 10-01 of Regulation S-X.  The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of the management of Mac-Gray Corporation (the “Company” or “Mac-Gray”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments), which are necessary to present fairly the Company’s financial position, the results of its operations, and its cash flows.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2004 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K for the year ended December 31, 2004.  The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company generates the majority of its revenue from card or coin-operated laundry equipment located in 40 states throughout the United States, as well as the District of Columbia.  A portion of its revenue is also derived from the sale of the Company’s MicroFridge® product lines.  The Company’s principal customer base is the multi-housing market, which consists of apartments, condominium units, colleges and universities, military bases, hotels and motels.  The Company also sells, services and leases commercial laundry equipment to commercial laundromats and institutions.  The majority of the Company’s purchases of laundry equipment are from one supplier.  The Company also derives a small portion of its revenue from card/coin-operated reprographic equipment.

2.              Acquisitions

On January 10, 2005, the Company acquired the laundry facilities management assets of Web Service Company, Inc., or “Web”, in several western and southern states.  On January 16, 2004, the Company acquired Web’s laundry facilities management assets in the eastern United States.  Also on January 16, 2004, the Company sold certain of its laundry facilities management assets for approximately $2,000 to Web.  In accordance with SFAS No. 141, “Business Combinations”, the disposal of assets and related contracts was recognized at fair value, the difference between the fair value and the Company’s cost recognized as a gain and the fair value of the assets transferred to the seller is included in the acquisition costs.  This sale resulted in a gain of approximately $1,218.  The acquisitions have been reflected in the accompanying condensed consolidated financial statements from the date of the acquisitions, and have been accounted for as purchase business combinations in accordance with SFAS No. 141.  The total purchase price of these acquisitions have been allocated to the acquired assets and liabilities based on estimates of their related fair value.  The Company engaged an independent business appraisal firm to estimate the fair value of the assets acquired in each acquisition and to advise the Company on the proper allocation of the purchase price.  For each acquisition a twenty-year amortization period has been assigned to the acquired contract rights and a five-year depreciation period has been assigned to the acquired used laundry equipment.  The amount allocated to the trade name will not be amortized as the Company believes it will use the name indefinitely.  These acquisitions help fulfill the Company’s strategic objective of increasing laundry equipment density in the eastern region of the United States and also address the Company’s growth objectives by penetrating new geographic markets.  In addition, these acquisitions expand the Company’s leading position in the academic marketplace and creates other opportunities for economies of scale.

The total purchase price of each of these acquisitions, including assumed liabilities of $489 and $4,280, respectively, was allocated as follows:

	Acquisition Date
	January 16, 2004	January 10, 2005

Facilities Management Contract Rights	$28,060	$68,580
Equipment	12,027	25,099
Trade Name	—	12,650
Inventory	804	999
Accrued Uncollected Cash	941	3,900
Furniture & Fixtures	30	1,452
Non-Compete Agreement	49	—

Total Purchase Price	$41,911	$112,680

The following unaudited pro forma operating results of the Company assume the January 2005 acquisition took place on January 1, 2004.  Such information includes adjustments to reflect additional depreciation, amortization and interest expense, and is not necessarily indicative of what the results of operations would have been or the results of operations in future periods.

Three Months
Ended
March 31,
2004

Net revenue	$61,233
Net income	450
Net income per share:
Basic	$0.04
Diluted	$0.03

3.              Long Term Debt

Concurrent with the January 10, 2005 acquisition, the Company entered into a new Senior Secured Credit Facility (“2005 Credit Facility”).  This transaction retired both the June 2003 Revolving Line of Credit and the June 2003 Senior Secured Term Loan Facility, which had been amended in January 2004 (the “January 2004 amendment”).  The 2005 Credit Facility provides for borrowings up to $200,000, consisting of a $120,000 Revolving Line of Credit (“2005 Revolver”) and an $80,000 Senior Secured Term Loan Facility (“2005 Term Loan”). Both portions of the 2005 Credit Facility mature on January 10, 2010.  The 2005 Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, except for its corporate headquarters, as well as a pledge by the Company of all the capital stock of its subsidiaries. The 2005 Term Loan requires quarterly payments of $2,000 during 2005, $3,000 during 2006, $4,000 during 2007, $5,000 during 2008, and $6,000 for the first three quarters of 2009 and a final payment of $6,000 on January 10, 2010.  In addition to the scheduled quarterly payments, the Company is required to pay an amount equal to 50% of Excess Cash Flow, as defined, for each fiscal year, commencing with the fiscal year ended December 31, 2005, if the Funded Debt Ratio (as defined) is greater than or equal to 1.50 to 1.00.  This payment is first used to reduce the 2005 Term Loan with any remaining amounts used to reduce the revolving line of credit.

Outstanding indebtedness under the 2005 Credit Facility, which totals $167,367 at March 31, 2005, bears interest, at the Company’s option, at a rate equal to the prime rate plus 1.25%, or LIBOR plus 2.25%.  The applicable prime rate and LIBOR margin may be adjusted quarterly based on certain financial ratios.  The average interest rate at December 31, 2004 and March 31, 2005 was 4.5% and 5.0%, respectively.

The 2005 Credit Facility contains a commitment fee which is calculated as a percentage of the average daily-unused portion of the 2005 Credit Facility. This percentage, currently 0.0375%, may be adjusted quarterly based on the Funded Debt Ratio.

The 2005 Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most important of these financial ratios are for the Company to maintain a leverage ratio equal to or less than 3.75 to 1.00 and a coverage ratio of greater than equal to or greater than 1.00 to 1.00.  All covenants are measured quarterly.  The Company was in compliance with all financial covenants at March 31, 2005.

Concurrent with the January 2004 amendment and the January 2005 Senior Secured Credit Facility, the Company expensed approximately $183 and $207 in deferred financing costs in the periods ended March 31, 2004 and 2005, respectively.

On March 4, 2004, the Company obtained a $4,000 mortgage loan on its corporate headquarters in Cambridge, Massachusetts.  The loan bears interest at a rate of LIBOR plus 1.50%, has a twenty-five year amortization, which includes quarterly payments of $40 plus interest, and has a balloon payment of $3,280 due upon its maturity on December 31, 2008.  As of March 31, 2005, there was $3,840 outstanding under the mortgage loan and the interest rate was 5.56%.

Long-term debt also includes capital lease obligations totaling $2,465 at December 31, 2004 and $2,763 at March 31, 2005.

Long-term debt also includes two notes payable associated with the January 2005 acquisition, which total $5,800 at March 31, 2005.  Of this amount, $3,700 is due in a lump sum in October 2005 while the $2,100 is payable in monthly installments of principal and interest of $100 and a balloon payment of the balance in May 2006.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

2005 (nine months)	$11,639
2006	14,488

2007	16,865

2008	23,670

2009	18,012

2010	95,096

$179,770

4.              Derivative Instruments

The Company has entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt.  The Company has designated its interest rate swap agreements as cash flow hedges.  The table below outlines the details of each swap agreement:

			Notional
	Original		Amount
Date of	Notional	Fixed/	March 31,	Expiration	Fixed
Origin	Amount	Amortizing	2005	Date	Rate

Jun 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
Jun 24, 2003	$20,000	Amortizing	$15,005	Jun 30, 2008	2.34%
Feb 17, 2004	$21,600	Fixed	$21,600	Feb 17, 2007	2.58%
Mar 8, 2004	$4,000	Amortizing	$3,840	Dec 31, 2008	3.09%

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

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.  At December 31, 2004 and March 31, 2005, the fair value of the Swap

Agreements, net of related taxes, were unrealized gains of $940 and $1,442, respectively.  These amounts have been included in other assets on the condensed consolidated balance sheet.

On June 24, 2003, the Company terminated its two $20,000 interest rate swap agreements, which had been in effect since February 2000 and January 2002, respectively.  The January 2002 interest rate swap agreement was due to expire in February 2004 while the February 2000 interest rate swap agreement was due to expire in February 2005.  The Company paid $3,037 to terminate both the February 2000 and January 2002 swap agreements.  As the timing of the forecasted future interest payments did not significantly change as a result of the new credit facility, the accumulated other comprehensive losses related to the terminated interest rate swap agreements are reclassified against current period earnings in the same period the forecasted interest payments occur.  Upon termination, there was $1,419, net of taxes of $946, included in accumulated other comprehensive loss.  The $88 associated with the January 2002 interest rate swap agreement was reclassified as an earnings charge through February 2004 and the $1,331 associated with the February 2000 interest rate swap agreement was reclassified as an earnings charge through February 2005.

The changes in accumulated other comprehensive (loss) income relate entirely to the Company’s interest rate swap agreements.  The components of other comprehensive income are as follows:

	For the three months ended
	March 31,	March 31,
	2004	2005

Unrealized (loss) gain on derivative instruments	$(947)	$837
Reclassification adjustment	369	196
Total other comprehensive income before income taxes	(578)	1,033
Income tax benefit (expense)	231	(413)
Total other comprehensive (loss) income	$(347)	$620

5.              Goodwill and Intangible Assets

Goodwill, which will not be further amortized, and intangible assets to be amortized consist of the following:

	As of December 31, 2004
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities management	$37,718		$37,718
Product Sales	223		223
	$37,941		$37,941

Intangible assets:
Facilities management:
Non-compete agreements	$4,580	$4,018	$562
Contract rights	38,807	6,661	32,146
Product sales:
Customer lists	1,451	637	814

Deferred financing costs	1,029	601	428
	$45,867	$11,917	$33,950

	As of March 31, 2005
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities management	$37,718		$37,718
Product sales	223		223
	$37,941		$37,941

Intangible assets:
Facilities management:
Trade Name	$12,650		$12,650
Non-compete agreements	4,580	$4,037	$543
Contract rights	106,672	8,053	98,619
Product sales:
Customer lists	1,451	661	790

Deferred financing costs	2,358	926	1,432
	$127,711	$13,677	$114,034

Estimated future amortization expense of intangible assets consists of the following:

2005 (nine months)	$4,468
2006	5,949
2007	5,876
2008	5,864
2009	5,838
Thereafter	73,389
$101,384

Amortization expense of intangible assets for the three months ended March 31, 2004 and 2005 was $626 and $1,554, respectively.

6.              Commitments and Contingencies

The Company is involved in various litigation proceedings arising in the normal course of business.  In the opinion of management, the Company’s ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

7.              New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“SFAS 151”). SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. The Company is currently completing its evaluation of the adoption of SFAS 151 and the impact, if any, that this statement will have on its results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95 “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  SFAS 123R is effective for fiscal years beginning after June 15, 2005, or for the Company, January 1, 2006.  In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”).  SAB 107 expresses views of the SEC regarding the interaction between SFAS and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based compensation for public companies. The Company is currently completing its evaluation of the adoption of SFAS 123R and the impact that this statement will have on its results of operations.  The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Assets Retirements Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and or method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset when incurred if the liability’s fair value can be reasonably estimated. The Company is studying FIN 47 and has not determined what effect, if any, FIN 47 will have on the Company’s results of operations, financial condition or cash flows. The Company will implement FIN 47 effective January 1, 2006.

8.              Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Three Months Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Net income available to common stockholders – basic	$1,839	12,607	$0.15

Effect of dilutive securities:
Stock options		410
Net income available to common stockholders – diluted	$1,839	13,017	$0.14

	For the Three Months Ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Net income available to common stockholders – basic	$1,702	12,809	$0.13

Effect of dilutive securities:
Stock options		354
Net income available to common stockholders – diluted	$1,702	13,163	$0.13

There were 102 and 52 shares under option plans that were excluded from the computation of diluted earnings per share at March 31, 2004 and 2005 due to their anti-dilutive effects.

9.              Segment Information

The Company operates four business units which are based on the Company’s different product and service categories: Laundry Facilities Management, Laundry Equipment Sales, MicroFridge® and Reprographics.  These four business units have been aggregated into two reportable segments (“Facilities Management” and “Product Sales”).  The reprographics business unit is included in the Facilities Management segment as its revenue and related direct expenses are immaterial for business segment reporting purposes.  The Facilities Management segment provides coin and card-operated laundry equipment to multiple housing facilities such as apartment buildings, colleges and universities and public housing complexes.  It also provides coin and card-operated reprographics equipment to academic and public libraries through its reprographics business unit.  The Product Sales segment includes two business units: MicroFridge® and Laundry Equipment Sales.  The MicroFridge® business unit sells its own patented and proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes colleges and universities, government, hotel, motel and assisted living facilities.  The Laundry Equipment Sales unit operates as a distributor of and provides service to commercial laundry equipment in public laundromats, as well as institutional purchasers, including hospitals, hotels and the United States government for use in their own on-premise laundry facilities.

Prior to January 2005, the Company operated the same four business units but they were aggregated into different reportable segments (“Laundry and Reprographics” and “MicroFridge®”).  The Laundry and Reprographics segment included the Laundry Facilities Management, Laundry Equipment Sales and Reprographics Facilities Management business units while the MicroFridge® segment included only MicroFridge® sales, which included laundry equipment sales to the United States military.

In January 2005, the Company restructured portions of its sales organization and the corresponding internal financial reporting of its business segments to improve the sales and marketing efforts associated with the sales of equipment and appliances.

There are no intersegment revenues.

The tables below present information about the operations of the reportable segments of Mac-Gray for the three months ended March 31, 2004 and 2005.  The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments.  For comparative purposes the Company has reclassified sales of laundry equipment to be included in the Product Sales segment for the three months ended March 31, 2004.

	For the three months ended
	March 31,
	2004	2005

Revenue:
Facilities Management	$35,084	$53,511
Product Sales	8,476	8,862
Total	43,560	62,373
Gross margin:
Facilities Management	6,572	10,708
Product Sales	2,540	2,413
Total	9,112	13,121
Selling, general and administration expenses	5,869	7,707
Loss on early extinguishment of debt	183	207
Gain on sale of assets	(1,233)	(24)
Interest and other expenses, net	1,067	2,272
Income before provision for income taxes	$3,226	$2,959

	December 31, 2004	March 31, 2005
Assets
Facilities Management	$165,481	$275,897
Product Sales	26,045	24,973
Total for reportable segments	191,526	300,870
Corporate (1)	8,019	11,834
Deferred income taxes	2,785	2,700
Total assets	$202,330	$315,404

(1)          Principally cash and cash equivalents, prepaid expenses and property, plant & equipment.

10.       Stock Compensation

The Company’s stock option plans are accounted for at intrinsic value in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  The Company uses the disclosure requirements of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under APB No. 25, the Company does not recognize compensation expense on stock options granted to employees, because the exercise price of each option is equal to the market price of the underlying stock on the date of the grant.

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended
	March 31,
	2004	2005
Stock-based employee compensation expense, as reported	$—	$—
Net income, as reported	$1,839	$1,702
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(86)	(37)
Pro forma net income	$1,753	$1,665

Earnings per share:
Basic, as reported	$0.15	$0.13
Basic, pro forma	$0.14	$0.13

Diluted, as reported	$0.14	$0.13
Diluted, pro forma	$0.13	$0.13

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

The activity for the three months ended March 31, 2005 is as follows:

Accrued
Warranty

Balance, December 31, 2004	$268
Accruals for warranties issued	78
Settlements made (in cash or in kind)	(78)
Balance, March 31, 2005	$268

12.       Subsequent Events

On April 15, 2005, the Company entered into a Purchase and Sale Agreement to sell its corporate headquarters for $11,750.  The agreement, which is subject to customary due diligence by the purchaser, is expected to close in the second quarter.  Proceeds of the sale, estimated to be $7,500 net of taxes and closing costs, will be used to repay the $3,800 mortgage on the property and reduce senior debt.

On May 2, 2005, the Company entered into additional standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements to manage the additional interest rate risk associated with its 2005 Credit Facility.  The Company has designated its interest rate swap agreements as cash flow hedges.  The table below outlines the details of each swap agreement.  These swap agreements are in addition to the 2003 and 2004 swap agreements, which remain in place.

				Notional
	Original			Amount
Date of	Notional	Fixed/		May 2,	Expiration	Fixed
Origin	Amount	Amortizing		2005	Date	Rate

May 2, 2005	$72,000	Amortizing		$72,000	Dec 31, 2009	4.15%
May 2, 2005	$17,000	Fixed	(1)	$—	Dec 31, 2011	4.69%
May 2, 2005	$15,000	Fixed		$15,000	Dec 31, 2011	4.45%
May 2, 2005	$12,000	Fixed	(2)	$—	Sept 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	(3)	$—	Dec 31, 2011	4.77%

(1)          Effective Date is March 31, 2007

(2)          Effective Date is June 30, 2008

(3)          Effective Date is June 30, 2008

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  These forward-looking statements reflect the Company’s current views about future events and financial performance.  Investors should not rely on forward-looking statements because they are subject to a variety of factors that could cause actual results to differ materially from the Company’s expectations.  Factors that could cause or contribute to such differences include, but are not limited to: ability to meet future capital requirements to replace equipment and implement new technology; compliance with financial and operational covenants included in the 2005 Senior Secured Credit Facility; dependence upon certain suppliers, such as Maytag Corporation; lease renewals; retention of senior executives; market acceptance of new products and services; the impact of multi-housing vacancy rates; implementation of acquisition strategy; integration of acquired businesses; and those factors discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors” in Mac-Gray’s Annual Report on Form 10-K for the year ended December 31, 2004, and Mac-Gray’s other filings with the Securities and Exchange Commission (“SEC”).

Overview

Mac-Gray operates two different reportable business segments: “Facilities Management,” which includes the core business of operating laundry rooms in the multi-unit housing industry, and “Product Sales,” which includes the sales of laundry equipment, MicroFridge® products, and other appliances, equipment and related service businesses operated by the Company.  Also included in the “Facilities Management” segment is the reprographics facility revenue and related direct expenses, which are immaterial for business segment reporting purposes.  Prior to 2005, the Company reported its business segments as Laundry and Reprographics (consisting of laundry facilities management, laundry equipment sales and reprographic facilities management) and MicroFridge®.  Prior year financial information has been reclassified to conform to current segment reporting.

Mac-Gray derives its revenue principally as a laundry facilities management contractor for the multi-housing industry.  Mac-Gray also sells and services commercial laundry equipment, sells and rents MicroFridge® equipment, sells residential kitchen appliances to the multi-unit housing industry and operates card/coin-operated reprographics equipment in academic institutions and public libraries.  Mac-Gray operates laundry rooms under long-term leases with property owners.

Mac-Gray’s laundry facilities management segment is comprised of revenue-generating laundry machines, operated in approximately 45,000 multi-housing laundry rooms located in 40 states and the District of Columbia.  Mac-Gray’s reprographics segment derives revenue principally through managing card/coin operated reprographics equipment in college and municipal libraries and is concentrated in the northeastern United States.

The Company’s product sales segment derives its revenue, in part, from selling and servicing commercial laundry equipment manufactured by The Maytag Corporation, American Dryer Corp., The Dexter Company, and Whirlpool Corporation.  The Company sells laundry equipment to public laundromats, restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities.  The product sales segment also derives revenue through the sales of laundry equipment to the United States government.  Additionally, revenue is generated through the sale and rental of its MicroFridge® Units to military bases, the hotel and motel market, colleges and universities and assisted living facilities and the sales of kitchen appliances to multi-unit residential housing developments.

The historical financial information presented herein represents the consolidated results of Mac-Gray.  The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto presented elsewhere in this report and with the annual financial statements and related notes previously filed by Mac-Gray with the SEC in its Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Developments

On January 10, 2005, the Company acquired all of Web Service Company, Inc.’s laundry facilities management assets in 13 western and southern states.  The purchase price consisted of approximately $113 million in cash and assumed liabilities.  This transaction will add approximately $69 million of annual net revenue, representing approximately 50% of 2004 revenue derived from laundry facility management operations, and increasing the percentage of consolidated revenue derived from laundry facilities management to approximately 80%.

The total purchase price, including related costs of acquisition of $893, was allocated as follows:

Contract Rights	$68,580
Equipment	25,099
Trade Name	12,650
Inventory	999
Accrued Cash in Box	3,900
Furniture & Fixtures	1,452
Total Purchase Price	$112,680

Concurrent with the Web acquisition, we entered into a new Senior Secured Credit Facility with a group of lenders to increase our borrowing capacity from $105 million to $200 million, consisting of a $120 million five-year revolving credit line and an $80 million five-year term loan.  Both the term and the revolving portions of this credit facility mature on January 10, 2010.  The Senior Secured Credit Facility is collateralized by a blanket lien on the assets of the Company, except for its corporate headquarters, and each of its subsidiaries, as well as a pledge by the Company of all the capital stock of its subsidiaries. To manage the additional interest rate risk, the Company, on April 29, 2005, committed to additional interest rate swaps which were effective as of May 2, 2005.

The term loan amortization schedule is as follows:

Year	Amount
(In thousands)
2005 (nine months)	6,000
2006	12,000
2007	16,000
2008	20,000
2009	18,000
2010	6,000
Total	78,000

On April 15, 2005, the Company entered into a Purchase and Sale Agreement to sell its corporate headquarters for $11,750.  Net proceeds of the transaction will be used to reduce corporate debt.

Results of Operations (Dollars in thousands)

Three months ended March 31, 2004 compared to three months ended March 31, 2005.

Revenue.

Revenue in our facilities management and product sales businesses for the three months ended March 31, 2004 and 2005 were as follows:

	For the Three Months Ended
	March 31,		Increase	%
	2004	2005	(Decrease)	Change

Facilities management	$35,084	$53,511	$18,427	53%
Product sales	8,476	8,862	386	5%

Total revenue	$43,560	$62,373	$18,813	43%

Total revenue for the three months ended March 31, 2005 was $62,373, as compared to $43,560 for the same period in 2004, for an increase of $18,813, or 43%.  This increase is primarily attributable to the revenue associated with the laundry facilities management business acquired on January 10, 2005, which contributed $16,337, or 87% of the total increase. Organic growth contributed $2,090, or 11%, of the increase in revenue.  This growth was derived from the net addition of assets placed in the field, vending price increases, increase in usage of installed equipment, and the conversion of coin-operated to card-operated equipment.  The product sales division’s increase of $386 accounted for 2% of the total increase in revenue for the quarter ended March 31, 2005.

Facilities management revenue for the three months ended March 31, 2005 was comprised of laundry facilities management revenue of $52,694, and reprographic revenue of $817 as compared to the first quarter of 2004 when laundry facilities management revenue was $34,023 and reprographic revenue was $1,061.  Product sales revenue for the three months ended March 31, 2005 was comprised MicroFridge® sales of $5,659 and laundry equipment sales of $3,203 as compared to the first quarter of 2004 when sales of MicroFridge® equipment was $5,527 and laundry equipment sales revenue was $2,949.

The increase in laundry facilities management revenue of $18,671, or 55%, as compared to the first quarter of 2004 was attributable primarily to the revenue associated with the purchase of laundry facilities management contracts on January 10, 2005, which generated $16,337 or 87% of the increase in laundry facilities management revenue.  The remaining $2,334 of this increase was attributable primarily to the placement of additional laundry equipment in the field as well as selected vend price increases.  This additional equipment was added through successful internal sales efforts.  These increases were partially offset by a decrease in reprographics revenue which totaled $817 for the three months ended March 31, 2005 as compared to $1,061 for the same period in 2004, a decrease of $244, or 23%. The revenue decline is primarily attributable to the continued decline in copy volume at public and private libraries due to the continued increase in printing from the Internet as well as the Company’s strategy of discontinuing customer contracts that do not provide the level of business to justify continued investment.

MicroFridge® equipment sales and rental revenue increased by $132, or 2%, for the first quarter of 2005 when compared to the same period in 2004.  This increase was the net of an increase in sales to the hospitality market and a decrease in sales to the United States government.  We believe that our sales to the government are affected by changes in government spending priorities. Laundry equipment sales increased by $254, or 9%, for the first quarter of 2005 when compared to the same period of 2004.  This increase is primarily attributable to the timing of sales as laundry equipment sales can fluctuate significantly from quarter to quarter.  The timing of sales is sensitive to the strength of the economy, consumer confidence, local permitting, and the availability of financing to the small businesses that are our customers.

Cost of Facilities Management Revenue. Cost of facilities management revenue includes rent paid to facilities management clients as well as those costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue increased by $11,523, or 49%, to $35,058 in the first quarter of 2005 from $23,535 for the same period in 2004.  The primary cause of the cost increase was the addition of the costs of the business acquired in January 2005.  As a percentage of facilities management revenue, these costs are relatively consistent at 66% and 67% respectively, for the first quarter of 2005 and 2004.  Laundry facilities management rent expense as a percentage of revenue increased quarter over quarter due to the acquired business having a higher contractual cost of facilities management rent than the Company’s pre-existing laundry facilities management business.  Lower operating expenses have partially offset this increase, as a percentage of revenue, in the first quarter of 2005 as compared to the same period in 2004.  These lower operating expenses, expressed as a percentage of revenue, are the result of economies of scale as the new Web business was integrated into Mac-Gray.

Depreciation and Amortization.  Depreciation and amortization increased by $2,782, or 56%, to $7,745 for the three months ended March 31, 2005 as compared $4,963 for the same period in 2004.  This increase was primarily attributable to the addition of the assets and contracts comprising the laundry facilities management business purchased in January 2005.  The laundry facilities management field equipment acquired had an assigned value of $25,099 as of the acquisition date and is being depreciated over five years.  The laundry facility contract rights acquired had an assigned value of $68,580 as of the acquisition date and are being amortized over twenty years. The equipment and contract rights are depreciated and amortized using the straight-line method.  Also contributing to the increased depreciation expense was new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts were renegotiated.

Cost of Product Sold.  Cost of product sold consists primarily of the cost of laundry equipment, MicroFridge® equipment, parts and supplies sold.  Cost of product sold increased $499, or 8%, to $6,449 in the first quarter of 2005, as compared to $5,950 for the same period in 2004.  As a percentage of sales, cost of product sold was approximately 75% in the first quarter of 2005 compared to 72% in the corresponding period in 2004.  This percentage change is a combination of laundry equipment sales generating a slightly higher gross margin for the period ended March 31, 2005 as compared to the same period in 2004, offset by a reduction in gross margin for the MicroFridge® sales over the same period.  The variation in percentages is due primarily to the changes in product mix.

Selling, General and Administration Expenses.  Selling, general and administration expense increased by $1,838, or 31%, to $7,707 for the three months ended March 31, 2005, as compared to $5,869 for the three months ended March 31, 2004. The increase of $1,838 is primarily attributable to increases in personnel costs resulting from the January, 2005 acquisition and the increase in professional fees attributable to the company’s use of outside consultants to assist in the company’s compliance with the Sarbanes-Oxley Act of 2002. As a percentage of revenue, selling, general and administration expense decreased to 12% for the three months ended March 31, 2005 from 13% for the same period in 2004.

Loss on Early Extinguishment of Debt.  Concurrent with the January 10, 2005 acquisition, the Company entered into a new senior secured credit facility. In connection with the new facility, unamortized financing costs of $207 associated with the June 2003 loan agreement as amended in January 2004 were expensed during the three months ended March 31, 2005. In connection with the January 2004 amendment to the senior secured credit facility, unamortized financing costs of $183 were expenses during the three months ended March 31, 2004

Income from Operations.  Income from operations was $5,231 for the three months ended March 31, 2005 as compared to $4,293 for the same period in 2004, for an increase of $938, or 22%.  To supplement the consolidated financial statements presented on a generally accepted accounting principles (GAAP) basis, we have used a non-GAAP measure of adjusted net income.  Management believes presentation of this measure is appropriate to enhance an overall understanding of our historical financial performance and future prospects.  Adjusted net income, which is adjusted to exclude certain gains and losses from the comparable GAAP net income, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results.  Excluding the loss on early extinguishment of debt and the gain on sale of assets, income from operations, as adjusted, would have been $5,438 for the first quarter of 2005 and $3,258 of the same period in 2004, or a 67% increase.  This increase is due primarily to the reasons discussed above.

A reconciliation of income from operations in accordance with generally accepted accounting principles to income from operations, as adjusted, is provided below:

	March 31,		%
	2004	2005	Change

Income from operations	$4,293	$5,231	22%
Loss on early extinguishment of debt	183	207	13%
Loss (gain) on sale of fixed assets	(1,218)	—	-100%
Income from operations, as adjusted	$3,258	$5,438	67%

Interest and Other (Income) Expense.  Interest expense, net of interest income increased by $1,205, or 113%, to $2,272 for the period ended March 31, 2005, as compared to $1,067 for the same period in 2004.  The increase is attributable to the increased borrowings in January 2005 to finance the approximately $113 million acquisition of laundry facility management contracts and related assets and an increase in the average borrowing rate to 5% for the period ended March 31, 2005 compared to an average rate of 4.3% for the corresponding period in the prior year.  Non-cash interest expense associated with the accounting treatment of the Company’s interest rate swap agreements was $196 in the period ended March 31, 2005, as compared to $369 for the same period of 2004.

Provision for Income Taxes.  The provision for income taxes decreased by $130, or 7%, to $1,257 for the three months ended March 31, 2005 compared to $1,387 for the three months ended March 31, 2004.  The decrease is due primarily to a decrease in taxable income of $267 and a decrease in the effective tax rate of 0.5% for the period ended March 31, 2005, compared to the period ended March 31, 2004.  The decrease in taxable income is discussed above.  The change in the effective tax rate to 42.5% from 43% in the prior corresponding period is primarily due to permanent differences between deductions for financial reporting and tax reporting.

Seasonality

The Company experiences moderate seasonality as a result of its significant operations in the college and university market.  Revenues derived from the college and university market represented approximately 20% of the Company’s total annual revenue in 2004.  Academic route and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters.  Conversely, the Company’s operating and capital expenditures have historically been higher during the third calendar quarter, when the Company installs a large number of machines while colleges and universities are generally on summer break.  Product sales, principally of MicroFridge® products, to this market are also typically higher during the third calendar quarter as compared to the rest of the calendar year.  The laundry facilities management business acquired in January 2005 is not expected to affect the degree of seasonality experienced by the Company.

Liquidity and Capital Resources (Dollars in thousands)

For the three months ended March 31, 2005, Mac-Gray’s source of cash has been primarily from operating activities and, in connection with the January 2005 acquisition, funds borrowed under the Company’s credit facility.  In addition to the January 2005 acquisition, the Company’s primary uses of cash have been the purchase of new laundry machines and MicroFridge® equipment, and reduction of debt.  The Company anticipates that it will continue to use cash flow from its operating activities to finance working capital needs, including interest payments on outstanding indebtedness, capital expenditures, and other purposes.

For the three months ended March 31, 2005 and 2004, cash flows provided by operations were $12,460 and $12,575, respectively.  Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sold, and selling, general and administration expenses.  The slight decrease for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 is attributable to ordinary changes in working capital and the addition of the laundry facilities management business acquired in January 2005.  The most significant increases in cash flows provided by operating activities were an increase in depreciation and amortization, an increase in accounts payable, accrued facilities management rent and accrued expenses and a decrease in accounts receivable.  The decrease in accounts receivable was primarily attributable to the collection of outstanding balances due the Company for sales occurring in the fourth quarter of 2004.  Sales of laundry and MicroFridge® equipment in the fourth quarter of 2004 exceeded sales of those products in the first quarter of 2005.  The increase of $2,317 in accounts payable, accrued facilities management rent and accrued expenses is primarily due to the timing of purchases of inventory, capital equipment and services and when such expenditures are due to be paid.  The January 2005 acquisition of the laundry facilities management business also caused an increase in accrued facilities management rent at March 31, 2005 as compared to March 31, 2004. Depreciation and amortization expense increased in the period ended March 31, 2005, as compared to the period ended March 31, 2004, due primarily to the January 2005 acquisition.

For the three months ended March 31, 2005 and 2004, cash flows used in investing activities were $111,804 and $42,282, respectively.  The increase was due primarily to the January 2005 acquisition for $106,186 compared to the January 2004 acquisition for $40,481.  Other capital expenditures for the first quarter of 2005 and 2004 were $5,651 and $3,814, respectively.  This increase of $1,837, or 48% was the result of more laundry equipment being placed in service, and more laundry facilities contracts being renegotiated in the first quarter of 2005 than in the same period on 2004, due in part to the addition of laundry facilities contracts acquired in January 2005.  Cash flows used in investing activities in 2004 also include $2,000 of proceeds from the January 2004 sale of laundry facilities equipment and contracts in several western states.

For the three months ended March 31, 2005 and 2004, cash flows provided by financing activities were $104,711 and $31,116, respectively.  Cash flows provided by financing activities consist primarily of net proceeds from bank borrowing, and other long-term debt, which increased due to borrowings to fund the January 2005 acquisition.  Also included in the periods ended March 31, are the financing cost related to the new senior credit facility entered into in January 2005 and the 2003 Senior Secured Credit Facility amendment obtained in January 2004, both in connection with the Web acquisitions.

On January 10, 2005, the Company entered into a new Senior Secured Credit Facility.  This transaction retired both the June 2003 Revolving Line of Credit and the June 2003 Senior Secured Term Loan Facility, which had been amended in January 2004.  The 2005 Credit Facility provides for borrowings up to $200,000, consisting of a $120,000 Revolving Line of Credit (“2005 Revolver”) and an $80,000 Senior Secured Term Loan Facility (“2005 Term Loan”). Both portions of the 2005 Credit Facility mature on January 10, 2010.  The 2005 Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries, except for its corporate headquarters, as well as a pledge by the Company of all the capital stock of its subsidiaries. The 2005 Term Loan requires quarterly payments of $2,000 during 2005, $3,000 during 2006, $4,000 during 2007, $5,000 during 2008, and $6,000 for the first three quarters of 2009 and a final payment of $6,000 on January 10, 2010.  In addition to the scheduled quarterly payments, the Company is required to pay an amount equal to 50% of Excess Cash Flow, as defined, for each fiscal year, commencing with the fiscal year ended December 31, 2005, if the Funded Debt Ratio (as defined) is greater than or equal to 1.50 to 1.00  This payment is first used to reduce the 2005 Term Loan with any remaining amounts used to reduce the revolving line of credit.

Outstanding indebtedness under the 2005 Credit Facility bears interest, at the Company’s option, at a rate equal to the prime rate plus 1.25%, or LIBOR plus 2.25%.  The Applicable prime rate and LIBOR margin may be adjusted quarterly based on certain financial ratios.  The average interest rate at March 31, 2005 was 5.0% compared to an average interest rate on the Company’s prior credit facility of 4.3% at March 31, 2004.

The 2005 Credit Facility contains a commitment fee which is calculated as a percentage of the average daily-unused portion of the 2005 Credit Facility. This percentage, currently 0.0375%, may be adjusted quarterly based on the Funded Debt Ratio.

The 2005 Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most important of these financial ratios are for the Company to maintain a leverage ratio equal to or less than 3.75 to 1.00 and a coverage ratio of greater than equal to or greater than 1.00 to 1.00.  All covenants are measured quarterly.  The Company was in compliance with all financial covenants at March 31, 2005.

The Company has entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt.  The Company has designated its interest rate swap agreements as cash flow hedges.  The table below outlines the details of each swap agreement:

			Notional
	Original		Amount
Date of	Notional	Fixed/	March 31,	Expiration	Fixed
Origin	Amount	Amortizing	2005	Date	Rate

Jun 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
Jun 24, 2003	$20,000	Amortizing	$15,005	Jun 30, 2008	2.34%
Feb 17, 2004	$21,600	Fixed	$21,600	Feb 17, 2007	2.58%
Mar 8, 2004	$4,000	Amortizing	$3,840	Dec 31, 2008	3.09%

On May 2, 2005, as required by the 2005 Senior Secured Credit Facility, the Company entered into additional interest rate swap agreements to manage the interest rate risk associated with its 2005 Senior Secured Credit Facility.  The Company has also designated these interest rate swap agreements as cash flow hedges.  The table below outlines the details of each additional swap agreement:

				Notional
	Original			Amount
Date of	Notional	Fixed/		May 2,	Expiration	Fixed
Origin	Amount	Amortizing		2005	Date	Rate

May 2, 2005	$72,000	Amortizing		$72,000	Dec 31, 2009	4.15%
May 2, 2005	$17,000	Fixed	(1)	$—	Dec 31, 2011	4.69%
May 2, 2005	$15,000	Fixed		$15,000	Dec 31, 2011	4.45%
May 2, 2005	$12,000	Fixed	(2)	$—	Sept 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	(3)	$—	Dec 31, 2011	4.77%

(1)          Effective Date is March 31, 2007

(2)          Effective Date is June 30, 2008

(3)          Effective Date is June 30, 2008

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

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.  At March 31, 2005, the fair value of the Swap Agreements, (excluding the additional swap agreements entered into after March 31, 2005) net of related taxes, was an unrealized gain of $1,442.  This amount has been included in other assets on the consolidated balance sheet.

A summary of the Company’s contractual obligations and commitments related to its outstanding long-term debt and future minimum lease payments as of March 31, 2005 is as follows:

Fiscal	Long Term	Facilities Rent	Capital Lease	Operating Lease
Year	Debt	Commitments	Commitments	Commitments	Total
2005 (nine months)	$6,000	$5,151	$919	$571	$12,641
2006	12,000	6,170	1,128	423	19,721
2007	16,000	5,224	705	119	22,048
2008	20,000	4,018	270	13	24,301
2009	18,000	2,995	12	—	21,007
Thereafter	95,367	4,243	—	—	99,610
Total	$167,367	$27,801	$3,034	$1,126	$199,328

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures.  However, we may require external sources of financing for any significant future acquisitions.  Further, the Revolving Credit portion of the 2005 Senior Secured Credit Facility matures January 10, 2010.  We expect the repayment of the Revolver will require external financing.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“SFAS 151”). SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. The Company is currently completing its evaluation of the adoption of SFAS 151 and the impact, if any, that this statement will have on its results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95 “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  SFAS 123R is effective for fiscal years beginning after June 15, 2005, or for the Company, January 1, 2006.  In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”).  SAB 107 expresses views of the SEC regarding the interaction between SFAS and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based compensation for public companies. The Company is currently completing its evaluation of the adoption of SFAS 123R and the impact that this statement will have on its results of operations.  The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Assets Retirements Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and or method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset when incurred if the liability’s fair value can be reasonably estimated. The Company is studying FIN 47 and has not determined what effect, if any, FIN 47 will have on the Company’s results of operations, financial condition or cash flows. The Company will implement FIN 47 effective January 1, 2006.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. In the normal course of its business, the Company manages its exposure to these risks as described below. The Company does not engage in trading market-risk sensitive instruments for speculative purposes.

Interest Rates—

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at March 31, 2005.

	March 31, 2005
	Expected Maturity Date (In Thousands)
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt:
Fixed rate	$4,600	$1,200	$—	$—	$—	$—	$5,800
Average interest rate	4.4%	4.4%
Variable rate	$6,120	$12,160	$16,160	$23,400	$18,000	$95,367	$171,207
Average interest rate	5.0%	5.0%	5.0%	5.0%	5.0%

As required by its prior Secured Credit Facility, the Company had entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its credit facility.  The Company has retained those agreements to manage the interest rate risk associated with its new credit facility.  In addition, on May 2, 2005, the Company entered into additional swaps to manage the increased interest rate risk associated with its increased borrowing.  The Company has designated its interest rate swap agreements as cash flow hedges.

On June 24, 2003, the Company entered into a swap agreement that has a notional amount of $20,000 and a maturity date in June 2008.  This swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.69%.

Also on June 24, 2003, the Company entered into a swap agreement that had an original notional amount of $20,000 and a maturity date in June 2008.  This swap agreement contains an amortization provision and a fixed rate of 2.34%.  The notional amount of this agreement at March 31, 2005 was $15,005.

On February 13, 2004, the Company entered into a swap agreement that has a notional amount of $21,600 and a maturity date in February 2007.  The interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 2.58%.

On March 8, 2004 the Company entered into a swap agreement that had an original notional amount of $4,000 and a maturity date in December 2008.  This swap agreement contains an amortization provision and a fixed rate of 3.09%.  The notional amount of this agreement at March 31, 2005 was $3,840.

On May 2, 2005, the Company entered into a swap agreement that has a notional amount of $72,000 and a maturity date of December 31, 2009.  This swap agreement contains an amortization provision and a fixed rate of 4.15%.

On May 2, 2005, the Company entered into a swap agreement that has a notional amount of $15,000 and a maturity date of December 31, 2011.  The interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 4.45%.

On May 2, 2005, the Company entered into a swap agreement that has a notional amount of $17,000.  The swap has a start date of March 31, 2007 and a maturity date of December 31, 2011.  The interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 4.69%.

On May 2, 2005, the Company entered into a swap agreement that has a notional amount of $12,000.  The swap has a start date of June 30, 2008 and a maturity date of September 30, 2009.  The interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 4.66%.

On May 2, 2005, the Company entered into a swap agreement that has a notional amount of $10,000.  The swap has a start date of June 30, 2008 and a maturity date of December 31, 2011.  The interest rate swap agreement has a fixed notional amount throughout its term and a fixed rate of 4.77%.

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

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.  At March 31, 2005, the fair value of the Swap Agreements, (excluding the swap agreements entered into after March 31, 2005) net of related taxes, was an unrealized gain of $1,442.  This amount has been included in other assets on the consolidated balance sheet.

As of March 31, 2005, there was $78,000 outstanding under the term loan, $89,367 outstanding under the revolving line of credit, and $3,840 outstanding under the mortgage loan.  The unused balance under the revolving line of credit was $30,633 at March 31, 2005.  The average interest rate was approximately 5.0% at March 31, 2005.

Item 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, and pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, the Company’s Chief Executive Officer and Chief Financial Officer, together with other members of the Company’s management, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

MAC-GRAY CORPORATION
May 13, 2005	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)