Form 10-Q
period 2005-06-30
MAC-GRAY CORP
filed 2005-08-01
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes   ☐   No   ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 28, 2005:

Class	Number of shares
Common Stock, $.01 Par Value	12,866,462

INDEX

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at December 31, 2004 and June 30, 2005 (unaudited)

Condensed Consolidated Income Statements (unaudited) for the Three and Six Months Ended June 30, 2004 and 2005

Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the Six Months Ended June 30, 2005

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2004 and 2005

Notes to Condensed Consolidated Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

	Item 6.	Exhibits

Signature

Item 1.    Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31, 2004	June 30 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,491	$11,375
Trade receivables, net of allowance for doubtful accounts	8,437	4,943
Inventory of finished goods	5,099	11,328
Prepaid expenses, facilities management rent and other current assets	10,242	8,035
Total current assets	30,269	35,681
Property, plant and equipment, net	89,776	115,355
Goodwill	37,941	37,941
Intangible assets, net	33,950	112,571
Prepaid expenses, facilities management rent and other assets	10,394	11,231
Total assets	$202,330	$312,779
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$6,103	$11,082
Trade accounts payable and accrued expenses	15,415	26,612
Accrued facilities management rent	10,685	14,271
Deferred revenues and deposits	803	171
Total current liabilities	33,006	52,136
Long-term debt and capital lease obligations	67,225	149,746
Deferred income taxes	25,464	25,105
Other liabilities	699	875
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 12,782,089 outstanding at December 31, 2004, and 13,443,754 issued and 12,864,662 outstanding at June 30, 2005)	134	134
Additional paid in capital	68,568	68,568
Accumulated other comprehensive income	822	462
Retained earnings	13,283	21,766
	82,807	90,930
Less: common stock in treasury, at cost (661,665 shares at December 31, 2004 and 579,092 shares at June 30, 2005)	(6,871)	(6,013)
Total stockholders’ equity	75,936	84,917
Total liabilities and stockholders’ equity	$202,330	$312,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Revenue:
Facilities management revenue	$34,803	$52,922	$69,887	$106,433
Product sales	10,408	10,461	18,884	19,323
Total revenue	45,211	63,383	88,771	125,756
Cost of revenue:
Cost of facilities management revenue	23,547	35,721	46,994	70,702
Depreciation and amortization	5,369	7,835	10,332	15,580
Cost of product sales	7,153	7,795	13,191	14,321
Total cost of revenue	36,069	51,351	70,517	100,603
Gross margin	9,142	12,032	18,254	25,153
General and administration expenses	2,846	3,210	5,449	6,817
Sales and marketing expenses	3,495	4,200	6,498	7,988
Depreciation and amortization	277	237	540	549
Loss on early extinguishment of debt	—	—	183	207
Gain on sale of assets	(74)	(10,863)	(1,307)	(10,887)
Income from operations	2,598	15,248	6,891	20,479
Interest expense, net	1,056	2,553	2,123	4,825
Income before provision for income taxes	1,542	12,695	4,768	15,654
Provision for income taxes	665	5,395	2,052	6,652
Net income	$877	$7,300	$2,716	$9,002
Net income per common share—basic	$0.07	$0.57	$0.21	$0.70
Net income per common share—diluted	$0.07	$0.55	$0.21	$0.68
Weighted average common shares outstanding—basic	12,673	12,848	12,640	12,829
Weighted average common shares outstanding—diluted	13,069	13,204	13,031	13,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional	Accumulated Othe			Treasury Stock
(in thousands, except share data)	Number of shares	Value	Paid In Capital	Comprehensive Income	Comprehensive Income	Retained Earnings	Number of shares	Cost	Total
Balance, December 31, 2004	13,443,754	$134	$68,568	$822		$13,283	661,665	$(6,871)	$75,936
Net income	—	—	—	—	$—	9,002	—	—	9,002
Other comprehensive income:
Unrealized loss on derivative instruments and reclassification adjustment, net of tax of $240 (Note 4)	—	—	—	(360)	(360)	—	—	—	(360)
Comprehensive income	—	—	—	—	$(360)	—	—	—	—
Options exercised	—	—	—	—		(444)	(65,833)	684	240
Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(70)	(14,355)	149	79
Stock granted to directors	—	—	—	—		(5)	(2,385)	25	20
Balance, June 30, 2005	13,443,754	$134	$68,568	$462		$21,766	579,092	$(6,013)	$84,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in thousands)	2004	2005
Cash flows from operating activities:
Net income	$2,716	$9,002
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisition:
Depreciation and amortization	10,872	16,129
Loss on early extinguishment of debt	183	207
Increase in allowance for doubtful accounts and lease reserves	75	22
Gain on sale of assets	(1,307)	(10,887)
Director stock grants	18	20
Non-cash interest expense	702	196
Deferred income taxes	1,765	1,499
Decrease in accounts receivable	2,805	3,472
Decrease (Increase) in inventory	643	(5,230)
Increase in prepaid expenses, facilities management rent and other assets	(1,926)	(2,121)
Increase in accounts payable, accrued facilities management rent and accrued expenses	2,542	13,131
Decrease in deferred revenues and customer deposits	(481)	(632)
Net cash flows provided by operating activities	18,607	24,808
Cash flows from investing activities:
Capital expenditures	(8,967)	(11,610)
Payments for acquisitions, net of cash acquired	(40,481)	(106,244)
Proceeds from sale of assets	2,123	12,163
Net cash flows used in investing activities	(47,325)	(105,691)
Cash flows from financing activities:
(Payments) borrowings on long-term debt and capital lease obligations	(643)	(637)
Borrowings on 2005 term credit facility	—	80,000
Payments on 2005 term credit facility	—	(4,000)
Borrowings on 2003 Senior Secured Credit Facility and mortgage note payable	30,734	—
Payments on 2003 term credit facility and mortgage note payable	—	(33,880)
Borrowings on revolving credit facility, net	—	45,294
Financing costs	(297)	(1,329)
Proceeds from issuance of common stock	42	79
Proceeds from exercise of stock options	417	240
Net cash flows provided by financing activities	30,253	85,767
Increase in cash and cash equivalents	1,535	4,884
Cash and cash equivalents, beginning of period	5,296	6,491
Cash and cash equivalents, end of period	$6,831	$11,375

Supplemental disclosure of non-cash investing and financing activities: During the six months ended June 30, 2004 and 2005, the Company acquired various vehicles under capital lease agreements totaling $998 and $671, respectively.

The Company retired 7,600 shares of treasury stock at a cost of $79 during the six months ended June 30, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mac-Gray Corporation

Notes to Condensed Consolidated Financial Statements
(unaudited)

(in thousands, except per share data)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and rule 10-01 of Regulation S-X. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of Mac-Gray Corporation (the “Company” or “Mac-Gray”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which are necessary to present fairly the Company’s financial position, the results of its operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2004 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K for the year ended December 31, 2004. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company generates the majority of its revenue from card or coin-operated laundry equipment located in 40 states throughout the United States, as well as the District of Columbia. A portion of its revenue is also derived from the sale of the Company’s MicroFridge® product lines. The Company’s principal customer base is the multi-unit housing market, which consists of apartments, condominium units, colleges and universities, military bases, hotels and motels. The Company also sells, services and leases commercial laundry equipment to commercial laundromats and institutions. The majority of the Company’s purchases of laundry equipment are from one supplier. The Company also derives a small portion of its revenue from card/coin-operated reprographic equipment.

2.     Acquisitions

On January 10, 2005, the Company acquired the laundry facilities management assets of Web Service Company, Inc., or “Web”, in several western and southern states (the “2005 Acquisition”). On January 16, 2004, the Company acquired Web’s laundry facilities management assets in the eastern United States. As part of the purchase price for the assets acquired on January 16, 2004, the Company transferred certain of its laundry facilities management assets valued at $2,000 to Web. In accordance with SFAS No. 141, “Business Combinations”, the disposal of assets and related contracts was recognized at fair value, the difference between the fair value and the Company’s cost recognized as a gain and the fair value of the assets transferred to the seller is included in the acquisition costs. This sale resulted in a gain of approximately $1,218. The acquisitions have been reflected in the accompanying condensed consolidated financial statements from the date of the acquisitions, and have been accounted for as purchase business combinations in accordance with SFAS No. 141. The total purchase price of these acquisitions have been allocated to the acquired assets and liabilities based on estimates of their related fair value. The Company engaged an independent business appraisal firm to estimate the fair value of the assets acquired in each acquisition and to advise the Company on the proper allocation of the purchase price. For each acquisition a twenty-year amortization period has been assigned to the acquired contract rights and a five-year depreciation period has been assigned to the acquired used laundry equipment. The amount allocated to the trade name will not be amortized, as the Company believes it will use the name indefinitely.

The total purchase price of each of these acquisitions, including assumed liabilities of $489 and $4,280, respectively, was allocated as follows:

	Acquisition Date
	January 16, 2004	January 10, 2005
Facilities Management Contract Rights	$28,060	$68,638
Equipment	12,027	25,099
Trade Name	—	12,650
Inventory	804	999
Accrued Uncollected Cash	941	3,900
Furniture & Fixtures	30	1,452
Non-Compete Agreement	49	—
Total Purchase Price	$41,911	$112,738

The following unaudited pro forma operating results of the Company assume the 2005 Acquisition took place on January 1, 2004. Such information includes adjustments to reflect additional depreciation, amortization and interest expense, and is not necessarily indicative of what the results of operations would have been or the expected results of operations in future periods.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net revenue	$62,355	$123,588
Net income/(loss)	(187)	263
Net income/(loss) per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

3.     Sale of Corporate Headquarters

On June 30, 2005, the Company completed the sale of its corporate headquarters in Cambridge, Massachusetts for $11,750 in cash, resulting in a gain of $6,088, net of taxes. The Company used the net proceeds from the sale to repay the $3,840 balance of the mortgage loan on the property and temporarily reduce the outstanding balance of the 2005 Revolver by $7,535.  Subsequent to June 30, 2005, the Company used $2,000 of the net proceeds that had been temporarily applied to reduce the 2005 Revolver to repay a portion of the 2005 Term Loan. Concurrent with the closing of the sale, the Company has entered into a short term lease while it relocates its corporate, warehouse and branch operations to new facilities. The Company has entered into a lease for its corporate headquarters which it expects to occupy late in the fourth quarter of 2005.

4.     Long Term Debt

Concurrent with the January 10, 2005 acquisition, the Company entered into new Senior Secured Credit Facilities (“2005 Credit Facilities”). This transaction retired both the June 2003 Revolving Line of Credit and the June 2003 Senior Secured Term Loan Facility, which had been amended in January 2004 (the “January 2004 amendment”). The 2005 Credit Facilities provide for borrowings up to $200,000, consisting of a $120,000 Revolving Line of Credit (“2005 Revolver”) and an $80,000 Senior Secured Term Loan Facility (“2005 Term Loan”). The 2005 Credit Facilities mature on January 10, 2010. The 2005 Credit Facilities are collateralized by a blanket lien on the assets of the Company and its two main subsidiaries, Mac-Gray Services, Inc. and Intirion Corporation, as well as a pledge by the Company of all the capital stock of these two subsidiaries. The 2005 Term Loan requires quarterly payments of $2,000 during 2005, $3,000 during 2006, $4,000 during 2007, $5,000 during 2008, and $6,000 for the first three quarters of 2009 and a final payment of $6,000 on January 10, 2010. The 2005 Term Loan is subject to mandatory prepayment with, in general and subject to exception: (i) 100% of the net proceeds received by the Company from any sale, transfer or other disposition of any of the Company’s properties or assets, (ii) 100% of the net proceeds received by the Company from any casualty or other insured damage to, or any taking under power of eminent domain or similar proceeding of, any of our properties or assets, (iii) 50% of the net proceeds received by the Company from the issuance of its equity interests or any capital contribution, (iv) 100% of the net proceeds above $2,000 received by the Company from the sale of its corporate headquarters in Cambridge (which was sold on June 30, 2005) and (v) 100% of the net proceeds received by the Company from its incurrence of any indebtedness other than permitted indebtedness. In addition to the scheduled quarterly payments, the Company is required to repay the 2005 Term Loan with an amount equal to 50% of excess cash flow (as such term is defined in the Credit Agreement governing the 2005 Credit Facilities (the “Credit Agreement”)) for each fiscal year, commencing with the fiscal year ended December 31, 2005, if the funded debt ratio (as such term is defined in the Credit Agreement) is greater than or equal to 1.50 to 1.

Borrowings outstanding under the 2005 Credit Facilities bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.75% to 2.50% (currently 2.25%) determined quarterly by reference to the funded debt ratio, or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.75% to 1.50% (currently 1.25%), determined quarterly by reference to the funded debt ratio. The weighted average interest rates of the Company’s borrowings under the 2005 Credit Facilities at December 31, 2004 and June 30, 2005 were 4.5% and 5.6%, respectively.

The 2005 Credit Facilities include customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, funded debt ratios and consolidated cash flow coverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio and consolidated cash flow coverage ratio that the Company was required to meet as of June 30, 2005 were 3.75 to 1.00 and 1.00 to 1.00, respectively. The Company was in compliance with these and all other financial covenants at June 30, 2005.

The 2005 Credit Facilities provide for customary events of default, including, but not limited to:(i) failure to pay any principal or interest when due, (ii) failure to comply with covenants,(iii) any material representation or warranty made by the Company proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting the Company or any of its subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against the Company or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the Credit Agreement. The Company was not in default under the 2005 Credit Facilities at June 30, 2005.

Concurrent with the January 2004 amendment and the January 2005 Senior Secured Credit Facilities, the Company expensed approximately $183 and $207 in deferred financing costs in the periods ended June 30, 2004 and 2005, respectively.

On March 4, 2004, the Company obtained a $4,000 mortgage loan on its corporate headquarters in Cambridge, Massachusetts. The terms of the loan included interest at a rate of LIBOR plus 1.50%, a twenty-five year amortization with quarterly payments of $40 plus interest, and a balloon payment of $3,280 due upon maturity on December 31, 2008. On June 30, 2005, the outstanding mortgage loan was paid in full as a result of the sale of the real estate.

Long-term debt also includes capital lease obligations on the company’s vehicles totaling $2,465 at December 31, 2004 and $2,550 at June 30, 2005.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

2005 (six months)	$4,561
2006	13,036
2007	16,659
2008	20,272
2009	18,022
2010	88,278
$160,828

5.              Derivative Instruments

The Company has entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt. The Company has designated its interest rate swap agreements as cash flow hedges. The table below outlines the details of each swap agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing		Notional Amount June 30, 2005	Expiration Date	Fixed Rate
Jun 24, 2003	$20,000	Fixed		$20,000	Jun 30, 2008	2.69%
Jun 24, 2003	$20,000	Amortizing		$14,286	Jun 30, 2008	2.34%
Feb 13, 2004	$21,600	Fixed		$21,600	Feb 17, 2007	2.58%
Mar 8, 2004	$4,000	Amortizing		$3,800	Dec 31, 2008	3.09%
May 2, 2005	$72,000	Amortizing		$70,000	Dec 31, 2009	4.15%
May 2, 2005	$17,000	Fixed	(1)	$—	Dec 31, 2011	4.69%
May 2, 2005	$15,000	Fixed		$15,000	Dec 31, 2011	4.45%
May 2, 2005	$12,000	Fixed	(2)	$—	Sept 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	(3)	$—	Dec 31, 2011	4.77%

(1)          Effective Date is March 31, 2007

(2)          Effective Date is June 30, 2008

(3)          Effective Date is June 30, 2008

In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counter party to the swap agreement exposes the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated.

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2004 and June 30, 2005, the fair value of the Swap Agreements, net of related taxes, were unrealized gains of $940 and $462, respectively. These amounts have been included in other assets on the condensed consolidated balance sheet.

On June 24, 2003 the Company terminated two $20,000 interest rate swap agreements which had been in effect since February 2000 and January 2002, respectively. The January 2002 interest rate swap agreement was due to expire in February 2004 while the February 2000 interest rate swap agreement was due to expire in February 2005. The Company paid $3,037 to terminate both the February 2000 and January 2002 swap agreements. As the timing of the forecasted future interest payments did not significantly change as a result of the replacement of our prior credit facility with the 2005 Credit Facilities, the accumulated other comprehensive losses related to the terminated interest rate swap agreements are reclassified against current period earnings in the same period the forecasted interest payments occur. Upon termination, there was $1,419, net of taxes of $946, included in accumulated other comprehensive loss. The $88 associated with the January 2002 interest rate swap agreement was reclassified as an earnings charge through February 2004 and the $1,331 associated with the February 2000 interest rate swap agreement was reclassified as an earnings charge through February 2005.

The changes in accumulated other comprehensive (loss) income relate entirely to the Company’s interest rate swap agreements. If the Company were to change its hedging strategy, it would recognize a gain of approximately of $462 based on the fair value of the Swap Agreements at June 30, 2005. The components of other comprehensive income are as follows:

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Unrealized (loss) gain on derivative instruments	$2,049	$(1,633)	$1,102	$(796)
Reclassification adjustment	333	—	702	196
Total other comprehensive income before income taxes	2,382	(1,633)	1,804	(600)
Income tax benefit (expense)	(953)	653	(722)	240
Total other comprehensive (loss) income	$1,429	$(980)	$1,082	$(360)

6.              Goodwill and Intangible Assets

Goodwill, which will not be further amortized, and intangible assets to be amortized consist of the following:

	As of December 31, 2004
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$37,718		$37,718
Product Sales	223		223
	$37,941		$37,941
Intangible assets:
Facilities Management:
Non-compete agreements	$4,580	$4,018	$562
Contract rights	38,807	6,661	32,146
Product Sales:
Customer lists	1,451	637	814
Deferred financing costs	1,029	601	428
	$45,867	$11,917	$33,950

	As of June 30, 2005
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$37,718		$37,718
Product Sales	223		223
	$37,941		$37,941
Intangible assets:
Facilities Management:
Trade Name	$12,650		$12,650
Non-compete agreements	4,580	$4,057	523
Contract rights	106,535	9,294	97,241
Product Sales:
Customer lists	1,451	685	766
Deferred financing costs	1,571	180	1,391
	$126,787	$14,216	$112,571

Estimated future amortization expense of intangible assets consists of the following:

2005 (six months)	$2,949
2006	5,898
2007	5,898
2008	5,898
2009	5,895
Thereafter	73,383
$99,921

Amortization expense of intangible assets for the six months ended June 30, 2004 and 2005 was $1,304 and $2,996, respectively.

7.              Commitments and Contingencies

The Company is involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Company’s ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

8.              New Accounting Pronouncements

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Assets Retirements Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and or method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset obligation when incurred if the liability’s fair value can be reasonably estimated. Adoption of FIN 47 will not have any effect on the Company’s results of operations, financial condition or cash flows. The Company will implement FIN 47 effective January 1, 2006.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

9.              Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Three Months Ended June 30, 2004
	Income	Shares	Per Share Amount
Net income available to common stockholders-basic	$877	12,673	$0.07
Effect of dilutive securities:
Stock options		396
Net income available to common stockholders-diluted	$877	13,069	$0.07

	For the Three Months Ended June 30, 2005
	Income	Shares	Per Share Amount
Net income available to common stockholders-basic	$7,300	12,848	$0.57
Effect of dilutive securities:
Stock options		356
Net income available to common stockholders-diluted	$7,300	13,204	$0.55

	For the Six Months Ended June 30, 2004
	Income	Shares	Per Share Amount
Net income available to common stockholders-basic	$2,716	12,640	$0.21
Effect of dilutive securities:
Stock options		391
Net income available to common stockholders-diluted	$2,716	13,031	$0.21

	For the Six Months Ended June 30, 2005
	Income	Shares	Per Share Amount
Net income available to common stockholders-basic	$9,002	12,829	$0.70
Effect of dilutive securities:
Stock options		354
Net income available to common stockholders-diluted	$9,002	13,183	$0.68

There were 57 and 27 shares under option plans that were excluded from the computation of diluted earnings per share at June 30, 2004 and 2005 due to their anti-dilutive effects.

10.       Segment Information

The Company operates four business units which are based on the Company’s different product and service categories: Laundry Facilities Management, Laundry Equipment Sales, MicroFridge® and Reprographics. These four business units have been aggregated into two reportable segments (“Facilities Management” and “Product Sales”). The Facilities Management segment includes two business units: Laundry Facilities Management and Reprographics. The Laundry Facilities Management business unit provides coin and debit-card-operated laundry equipment to multi-unit housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Reprographics business unit provides coin and debit-card-operated copiers to academic and public libraries through its Reprographics business unit. The Product Sales segment includes two business units: MicroFridge® and Laundry Equipment Sales. The MicroFridge® business unit revenue includes sales of its own patented and proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes hospitality and assisted living facilities, military housing and colleges and universities. The Laundry Equipment Sales business unit operates as a distributor of, and provides service to, commercial laundry equipment in public laundromats, as well as for institutional purchasers, including hospitals, hotels and the United States military for use in their own on-premise laundry facilities.

Prior to January 2005, the Company operated the same four business units, but they were aggregated into different reportable segments (“Laundry and Reprographics” and “MicroFridge®”). The Laundry and Reprographics segment included the Laundry Facilities Management, Laundry Equipment Sales and Reprographics business units while the MicroFridge® segment included only MicroFridge® sales, which included laundry equipment sales to the United States military.

In January 2005, the Company restructured portions of its sales organization and the corresponding internal financial reporting of its business segments to improve the sales and marketing efforts associated with the sales of equipment and appliances.

There are no intersegment revenues.

The tables below present information about the operations of the reportable segments of Mac-Gray for the three and six months ended June 30, 2004 and 2005. The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments. For comparative purposes the Company has reclassified its revenues and gross margins for the three and six months ended June 30, 2004 into the Company’s current Facilities Management and Product Sales segments.

	For the three months ended June 30,		For the six months ended June 30,
	2004	2005	2004	2005
Revenue:
Facilities management	$34,803	$52,922	$69,887	$106,433
Product sales	10,408	10,461	18,884	19,323
Total	45,211	63,383	88,771	125,756
Gross margin:
Facilities management	6,105	9,469	12,997	20,356
Product sales	3,037	2,563	5,257	4,797
Total	9,142	12,032	18,254	25,153
Selling, general and administration expenses	6,618	7,647	12,487	15,354
Loss on early extinguishment of debt	—	—	183	207
Gain on sale of assets	(74)	(10,863)	(1,307)	(10,887)
Interest and other expenses, net	1,056	2,553	2,123	4,825
Income before provision for income taxes	$1,542	$12,695	$4,768	$15,654

	December 31, 2004	June 30, 2005
Assets:
Facilities management	$165,481	$276,524
Product sales	26,045	25,112
Total for reportable segments	191,526	301,636
Corporate(1)	8,019	10,294
Deferred income taxes	2,785	849
Total assets	$202,330	$312,779

(1)          Principally cash and cash equivalents, prepaid expenses and property, plant & equipment.

11.       Stock Compensation

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, the Company’s net income and earnings per share would have been reduced to the following pro-forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Stock-based employee compensation expense, as reported	$—	$—	$—	$—
Net income, as reported	$877	$7,300	$2,716	$9,002
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(65)	(72)	(163)	(109)
Pro forma net income	$812	$7,228	$2,553	$8,893
Earnings per share:
Basic, as reported	$0.07	$0.57	$0.21	$0.70
Basic, pro forma	$0.06	$0.56	$0.20	$0.69
Diluted, as reported	$0.07	$0.55	$0.21	$0.68
Diluted, pro forma	$0.06	$0.55	$0.20	$0.67

Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future periods.

12.       Product Warranties

The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs. Actual costs have not exceeded the Company’s estimates.

The activity for the six months ended June 30, 2005 is as follows:

Accrued Warranty
Balance, December 31, 2004	$268
Accruals for warranties issued	191
Settlements made (in cash or in kind)	(191)
Balance, June 30, 2005	$268

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  These forward-looking statements reflect our current views about future events and financial performance.  Investors should not rely on forward-looking statements because they are subject to a variety of factors that could cause actual results to differ materially from our expectations.  Factors that could cause or contribute to such differences include, but are not limited to, the following:

•      debt service requirements under our existing and future indebtedness;

•      availability of cash flow to finance capital expenditures;

•      our ability to renew laundry leases with our customers;

•      competition in the laundry facilities management industry;

•      our ability to maintain relationships with our suppliers, including The Maytag Corporation, or Maytag;

•      our ability to consummate acquisitions and successfully integrate the businesses we acquire, including the assets and business of the central and northwest regions of  Web Service Company that we acquired on January 10, 2005;

•      increases in multi-unit housing sector vacancy rates;

•      our susceptibility to product liability claims;

•      our ability to protect our intellectual property and proprietary rights and create new technology;

•      our ability to retain our key personnel and attract and retain other highly skilled employees;

•      decreases in the value of our intangible assets;

•      our ability to comply with current and future environmental regulations;

•      actions of our controlling stockholders; and

•      those factors discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors” in Mac-Gray’s Annual Report on Form 10-K for the year ended December 31, 2004, and Mac-Gray’s other filings with the Securities and Exchange Commission (“SEC”).

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations or financial condition.  In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Quartely Report on Form 10-Q, unless the context suggest otherwise, references to the “Company,” Mac-Gray,” “we,” “us,” “our” and similar terms refer to Mac-Gray Corporation and its subsidiaries.  We have registered, applied to register or are using the following trademarks: MicroFridge®, MaytagDirect™, LaundryView™, PrecisionWash™, LaundryLinx™, TechLinx™ and Safe Plug™.  The following are trademarks of parties other than us: Maytag®, Amana® and Magic Chef®.

Overview

Mac-Gray was founded in 1927 and incorporated in Delaware in 1997. We conduct our business in the following four units: (1) laundry facilities management business unit, through which we manage laundry facilities in multi-unit housing; (2) laundry equipment sales business unit, through which we sell commercial laundry equipment; (3) MicroFridge business unit, through which we sell a line of combination refrigerator/freezer/microwave oven units under the MicroFridge brand to multi-unit housing facilities such as hospitality and assisted living facilities, military housing, and colleges and universities; and (4) reprographics business unit, through which we provide debit-card and coin-operated reprographics equipment and services to the academic and public library markets. We report our business in two segments, facilities management and product sales. Facilities management consists of our laundry facilities management and reprographics business units. Product sales consists of our laundry equipment sales and MicroFridge business units. Prior to 2005, we reported our reportable business segments as laundry and reprographics (consisting of our laundry facilities management, laundry equipment sales and reprographics business units) and MicroFridge. We have reclassified prior year financial information to conform to current segment reporting.

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base and predictable capital needs.  For the three and six months ended June 30, 2005, our total revenues were $63.4 million and $125.8 million, respectively.  Approximately 82.3% and 83.4% of our total revenues for these periods, respectively, were generated by our laundry facilities management business unit.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties, in exchange for a negotiated portion of the revenue we collect.  As of June 30, 2005, approximately 90% of our installed machine base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and debit-card and coin-operated systems, incentive payments to property owners or property management companies and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases.  Accordingly, our capital needs are predictable and largely within our control.  For the three and six months ended June 30, 2005, we incurred approximately $6.0 million and $11.6 million of capital expenditures, respectively.  In addition, we make incentive payments to property owners and property management companies to secure our lease arrangements.  For the three and six months ended June 30, 2005, we paid approximately $1.2 million and $2.3 million of incentive payments, respectively.

In addition, through our product sales segment, we generate revenues by selling commercial laundry equipment, our line of combination refrigerator/freezer/microwave oven units under the MicroFridge brand and the full lines of Maytag, Amana and Magic Chef domestic laundry and kitchen appliances under our MaytagDirect program.  For the three and six months ended June 30, 2005, approximately, 16.5% and 15.4% of our total revenues and 21.3% and 19.1% of our gross margins, respectively, were generated by our product sales segment.

Our financial objective is to maintain and enhance profitability by retaining existing customers, adding customers in areas in which we currently operate and selectively expanding our geographic footprint and density through acquisitions. One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. We experience competition from both other industry participants, including national, regional and local laundry facilities management operators and from property owners and property management companies who self operate their laundry facilities. We devote substantial resources to our sales efforts and are focused on continued innovation in order to distinguish us from our competitors. Approximately 10% to 15% of such laundry room leases are up for renewal each year. Over the past five calendar years, we have been able to retain, on average, approximately 97% of our total installed equipment base each year, while adding an average of approximately 4% per year to our installed equipment base through organic growth.

Recent Developments

On January 10, 2005, we acquired substantially all of the assets comprising the laundry facilities management business of Web Service Company in the states of Alabama, Arizona, Arkansas, Colorado, Louisiana, Mississippi, New Mexico, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming for approximately $112.7 million in cash and assumed liabilities, which acquisition we refer to as the 2005 Acquisition. We believe the 2005 Acquisition will add approximately $69.0 million of revenue in 2005, which would have represented approximately 50% of the revenue derived from our facilities management segment and 38% of our total revenue, in each case for the year ended December 31, 2004. As a result of the 2005 Acquisition, we expect our revenue derived from our facilities management segment to be approximately 80% of total revenue for the year ending December 31, 2005. Commencing on January 10, 2005, we began to operate the acquired business from the same facilities in which Web Service Company operated. The Web Service Company facilities have been leased by us on a month-to-month basis while an evaluation of total facilities requirements is performed.

The operating results of the assets acquired in the 2005 Acquisition will be included in our consolidated financial statements for the 2005 fiscal year from the date of acquisition, significantly affecting the comparability of our results between fiscal years.

In connection with the 2005 Acquisition, on January 10, 2005, we and various lenders entered into the 2005 senior credit facilities that consist of an $80.0 million term loan facility and a $120.0 million revolving loan facility, each of which matures on January 10, 2010. We used $80.0 million of the term loan facility and approximately $93.4 million of the revolving loan facility to finance the 2005 Acquisition, pay related costs and expenses, and repay the outstanding obligations under and terminate our 2003 senior credit facilities. The 2005 senior credit facilities are collateralized by a blanket lien on our assets and the assets of our subsidiaries, other than one non-wholly owned subsidiary in which we own a controlling interest, as well as a pledge by us of all of the capital stock of these subsidiaries. On April 29, 2005, as required by the 2005 senior credit facilities and to manage the additional rate risk, we entered into additional interest rate swaps effective as of various dates between May 2, 2005 and June 30, 2008.

On June 30, 2005, we completed the sale of our corporate headquarters in Cambridge, Massachusetts for $11.8 million in cash. We used the net proceeds from the sale to repay the $3.8 million balance of the mortgage loan on the property and repay $2.0 million under the 2005 senior credit facilities. Concurrently with the closing of the sale, we leased back the property while we relocate our corporate, warehouse and branch operations to new facilities. In connection with this sale, in the second quarter of 2005 we recorded a gain of $6.1 million, net of taxes.

Results of Operations (Dollars in thousands)

Three and six months ended June 30, 2004 compared to three and six months ended June 30, 2005.

The information presented below for the three and six months ended June 30, 2004 and 2005 is derived from our unaudited consolidated financial statements and related notes included elsewhere in this report:

	Three months ended June 30,				Six months ended June 30,
	2004	2005	Increase (Decrease)	% Change	2004	2005	Increase (Decrease)	% Change
Laundry facilities management revenue	$33,609	$52,140	$18,531	55%	$67,633	$104,834	$37,201	55%
Reprographics revenue	1,194	782	(412)	(35)%	2,254	1,599	(655)	29%
Total facilities management revenue	$34,803	$52,922	$18,119	52%	$69,887	$106,433	$36,546	52%
Facilities management gross margin	$6,105	$9,469	$3,364	55%	$12,997	$20,356	$7,359	57%
MicroFridge revenue	$6,634	$6,429	$(205)	(3)%	$12,161	$12,088	$(73)	(1)%
Laundry equipment sales revenue	3,774	4,032	258	7%	6,723	7,235	512	8%
Total product sales revenue	$10,408	$10,461	$53	1%	$18,884	$19,323	$439	2%
Product sales gross margin	$3,037	$2,563	$(474)	(16)%	$5,257	$4,797	$(460)	(9)%
Total revenue	$45,211	$63,383	$18,172	40%	$88,771	$125,756	$36,985	42%
Total gross margin	$9,142	$12,032	$2,890	32%	$18,254	$25,153	$6,899	38%

Revenue

Total revenue increased by $18,172, or 40%, to $63,383 for the three months ended June 30, 2005 compared to $45,211 for the three months ended June 30, 2004. Total revenue increased by $36,985, or 42%, to $125,756 for the six months ended June 30, 2005 compared to $88,771 for the six months ended June 30, 2004.

Facilities management revenue

Total facilities management revenue increased $18,119, or 52%, to $52,922 for the three months ended June 30, 2005 compared to $34,803 for the three months ended June 30, 2004. Total facilities management revenue increased $36,546, or 52%, to $106,433 for the six months ended June 30, 2005 compared to $69,887 for the six months ended June 30, 2004. These increases are attributable to increases in revenue in the laundry facilities management business unit, primarily due to the 2005 Acquisition, partially offset by decreases in revenue in the reprographics business unit.

Within the facilities management segment, revenue in the laundry facilities management business unit increased $18,531, or 55%, to $52,140 for the three months ended June 30, 2005 compared to $33,609 for the three months ended June 30, 2004. Revenue in the laundry facilities management business unit increased $37,201, or 55%, to $104,834 for the six months ended June 30, 2005 compared to $67,633 for the six months ended June 30, 2004. These increases are attributable primarily to the revenue generated by the assets acquired in the 2005 Acquisition. The acquired assets generated $17,520, or 95%, and $33,789, or 91%, of the increase in laundry facilities management revenue for the three and six months ended June 30, 2005, respectively. The remainder of these increases is attributable primarily to the net increase in the number of revenue generating laundry installed equipment, selected vend-price increases, a net increase in the usage of installed equipment and an increase in revenue associated with the conversion of coin-operated systems to debit-card-operated systems. Due to the convenience of debit-card-operated systems, usage, and therefore revenue, typically increase upon the conversion from a coin-operated system.

Revenue in the reprographics business unit decreased by $412, or 35%, to $782 for the three months ended June 30, 2005 compared to $1,194 for the three months ended June 30, 2004. Revenue in the reprographics business unit decreased $655, or 29%, to $1,599 for the six months ended June 30, 2005 compared to $2,254 for the six months ended June 30, 2004. These declines are primarily attributable to the continued decline in the use of copiers in libraries and similar facilities and a reduction in the number of locations we operate. We expect the decreases in revenue from our reprographics business unit to continue, as the usage of vended copiers declines and we continue our strategy of not renewing contracts which we predict will have a negative impact on income.

Product sales revenue

Revenue from our product sales segment was relatively flat at $10,461 for the three months ended June 30, 2005 compared to $10,408 for the three months ended June 30, 2004. Product sales revenue increased $439, or 2%, to $19,323 for the six months ended June 30, 2005 compared to $18,884 for the six months ended June 30, 2004. The increase in revenue for the six months ended June 30, 2005 as compared to the same period in 2004 is attributable to increases in revenue in the laundry equipment sales business unit, partially offset by decreases in revenue in the MicroFridge business unit.

Revenue in the MicroFridge business unit decreased $205, or 3%, to $6,429 for the three months ended June 30, 2005 compared to $6,634 for the three months ended June 30, 2004. Revenue in the MicroFridge business unit decreased $73, or 1%, to $12,088 for the six months ended June 30, 2005 compared to $12,161 for the six months ended June 30, 2004. These decreases are primarily attributable to a decrease in sales to the academic market and government customers, partially offset by an increase in sales to the hospitality market. Sales to academic customers have been adversely affected by increased competition and we believe that our sales to the government continue to be affected by overall spending by the government being directed away from military housing improvements and toward the current military efforts in the Middle East. We believe that the hospitality sales increase is attributable to an increase in capital spending by the industry and the addition of several new distributors by our Company.

Revenue in the laundry equipment sales business unit increased $258, or 7%, to $4,032 for the three months ended June 30, 2005 compared to $3,774 for the three months ended June 30, 2004. Revenue in the laundry equipment sales business unit increased $512, or 8%, to $7,235 for the six months ended June 30, 2005 compared to $6,723 for the six months ended June 30, 2004. Sales in the laundry equipment sales business unit are sensitive to the strength of the economy, consumer confidence, local permitting and the availability of financing to small businesses, and therefore tend to fluctuate significantly from quarter to quarter.

Cost of revenue

Cost of facilities management revenue.  Cost of facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue increased by $12,174, or 52%, to $35,721 for the three months ended June 30, 2005 as compared to $23,547 for the three months ended June 30, 2004 and by $23,708, or 50%, to $70,702 for the six months ended June 30, 2005 as compared to $46,994 for the six months ended June 30, 2004. These increases are attributable primarily to the cost associated with the revenue generated by the assets acquired in the 2005 Acquisition. As a percentage of facilities management revenue, cost of facilities management revenue is relatively consistent at 67% and 68%, respectively, for the three months ended June 30, 2005 and 2004 and 66% and 67%, respectively, for the six months ended June 30, 2005 and 2004. These percentage decreases are primarily attributable to increased operating efficiency. The increase in facilities management rent as a percentage of facilities management revenue was primarily the result of the facilities management rent rate for the portfolio of laundry leases acquired in the 2005 Acquisition being slightly higher than our existing laundry leases. Facilities management rent can be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the laundry lease. The percentage of facilities management rent to facilities management revenue is also impacted by the facilities management rent rate structure in the reprographics business unit. Because this business unit has a much lower facilities management rent rate structure than the laundry facilities management business unit, the reduction in the size of the reprographics business unit through the non-renewal of leases will result in an increase in the overall facilities management rent as a percentage of revenue.

Depreciation and amortization.  Depreciation and amortization increased by $2,466, or 46%, to $7,835 for the three months ended June 30, 2005 as compared to $5,369 for the three months ended June 30, 2004 and by $5,248, or 51%, to $15,580 for the six months ended June 30, 2005 as compared to $10,332 for the six months ended June 30, 2004. This increase was primarily attributable to the addition of the assets and contracts acquired in the 2005 Acquisition. The acquired laundry facilities management equipment in laundry facilities had an assigned value of $25,099 as of the acquisition date, is being depreciated over five years and contributed $1,255 and $2,510 to the increase in depreciation and amortization for the three and six months ended June 30, 2005, respectively. The laundry facility contract rights acquired had an assigned value of $68,638 as of the acquisition date, are being amortized over twenty years and contributed $858 and $1,716 to the increase in depreciation and amortization for the three and six months ended June 30, 2005, respectively. The laundry facilities management equipment and contract rights are depreciated and amortized using the straight-line method. Also contributing to the increased depreciation expense was new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts were renegotiated.

Cost of product sales.  Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge equipment and parts and supplies sold as part of the product sales segment. Cost of product sales increased by $642, or 9%, to $7,795 for the three months ended June 30, 2005 as compared to $7,153 for the three months ended June 30, 2004 and by $1,130, or 9%, to $14,321 for the six months ended June 30, 2005 as compared to $13,191 for the six months ended June 30, 2004. As a percentage of sales, cost of product sold was approximately 75% and 74% for the three and six months ended June 30, 2005, respectively, as compared to 69% and 70% in the three and six months ended June 30, 2004. The gross margin on product sales includes the gross margins from the laundry equipment sales and MicroFridge business units. The gross margin in the laundry equipment sales business unit increased to 34% for the three and six-month periods ended June 30, 2005 as compared to 33% and 32% for the same periods in 2004. The gross margin in the MicroFridge business unit decreased to 18% and 20% for the three and six-month periods ended June 30, 2005 as compared to 27% and 26% for the same periods in 2004. These variations in margins are primarily attributable to changes in product mix.

Operating expenses

General, administration, sales and marketing expense.  General, administration, sales and marketing expense increased by $1,029, or 16%, to $7,647 for the three months ended June 30, 2005 as compared to $6,618 for the three months ended June 30, 2004 and by $2,867, or 23%, to $15,354 for the six months ended June 30, 2005 as compared to $12,487 for the six months ended June 30, 2004. As a percentage of total revenue, general, administration, sales and marketing expense decreased to 12% for both the three and six months ended June 30, 2005 from 15% and 14% for the corresponding periods in 2004. The increase is primarily attributable to increases in personnel costs resulting from the 2005 Acquisition and the increase in professional fees attributable to our use of outside consultants to assist us in compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Loss on early extinguishment of debt.  In connection with the 2005 Acquisition, we entered into the 2005 senior credit facilities. In connection with the 2005 senior credit facilities, unamortized financing costs of $207 associated with our 2003 senior credit facilities were expensed during the first quarter of 2005. In connection with an amendment to our 2003 senior credit facilities, unamortized financing costs of $183 were expensed in the first quarter of 2004.

Gain on sale of assets.  Gain on sale of assets represents the gain from the sale of vehicles and other non-inventory assets in the ordinary course of business. In addition, in the six months ended June 30, 2004, the gain included $1,218 from the sale of certain laundry facilities management equipment and contracts. In the three and six months ended June 30, 2005, the gain included $10,588 from the sale of the corporate headquarters.

Income from operations

Income from operations increased $12,650, or 487%, to $15,248 for the three months ended June 30, 2005 compared to $2,598 the three months ended June 30, 2004 and by $13,588, or 197%, to $20,479 for the six months ended June 30, 2005 as compared to $6,891 for the six months ended June 30, 2004. To supplement the consolidated financial statements presented according to generally accepted accounting principles (GAAP), we have used a non-GAAP financial measure of adjusted income from operations. Management believes presentation of this measure is useful to investors to enhance an overall understanding of our historical financial performance and future prospects. Adjusted income from operations, which is adjusted to exclude certain gains and losses from the comparable GAAP income from operations, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. Excluding the loss on early extinguishment of debt and the gain on sale of assets, income from operations, as adjusted, would have been $4,660 and $10,098 for the three and six months ended June 30, 2005, respectively, compared to $2,598 and $5,856 in the same periods in 2004, or an increase of 79% and 72%, respectively. This increase is due primarily to the reasons discussed above. A reconciliation of income from operations in accordance with GAAP to adjusted income from operations is provided below:

	Three months ended June 30,			Six months ended June 30,
	2004	2005	% Change	2004	2005	% Change
Income from operations	$2,598	$15,248	487%	$6,891	$20,479	197%
Loss on early extinguishment of debt	—	—	—	183	207	13%
Loss (gain) on sale of fixed assets	—	(10,588)	—	(1,218)	(10,588)	769%
Adjusted income from operations	$2,598	$4,660	79%	$5,856	$10,098	72%

Interest expense, net

Interest expense, net of interest income, increased by $1,497, or 142%, to $2,553 for the three months ended June 30, 2005, as compared to $1,056 for the three months ended June 30, 2004 and by $2,702, or 127%, to $4,825 for the six months ended June 30, 2005 as compared to $2,123 for the six months ended June 30, 2004. The increase is primarily attributable to the increased borrowings in January 2005 to finance the 2005 Acquisition and an increase in the average borrowing rates to 5.6% and 5.5% for the three and six months ended June 30, 2005 as compared to 4.3% and 4.3% for the three and six month periods ended June 30, 2004. Non-cash interest associated with the accounting treatment of our interest rate swap agreements resulted in interest expense of $0 and $196 for the three and six months ended June 30, 2005, respectively, as compared to interest expense of $333 and $702 for the three and six months ended June 30, 2004, respectively.

Provision for income taxes

The provision for income taxes increased by $4,730, or 711%, to $5,395 for the three months ended June 30, 2005 compared to $665 for the three months ended June 30, 2004 and by $4,600, or 224%, to $6,652 for the six months ended June 30, 2005 as compared to $2,052 for the six months ended June 30, 2004. These increases are the net of an increase in taxable income and a decrease in the effective tax rate. Taxable income for the three and six months ended June 30, 2005 was significantly impacted by the $10,588 pre-tax gain on the sale of our corporate headquarters. The effective tax rate decrease of 0.5% to 42.5% from 43% for the three and six months ended June 30, 2005 compared to the same periods ended June 30, 2004 is primarily attributable to permanent differences between deductions for financial reporting and tax reporting.

Net income

As a result of the foregoing, net income increased by $6,423, or 732%, to $7,300 for the three months ended June 30, 2005 compared to $877 for the three months ended June 30, 2004 and by $6,286, or 231%, to $9,002 for the six months ended June 30, 2005 as compared to $2,716 for the six months ended June 30, 2004.

Seasonality

We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 20% of our total facilities management revenue in 2004. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, our operating and capital expenditures have historically been higher during the third calendar quarter when we install a large amount of equipment while colleges and universities are generally on summer break. Product sales, principally of MicroFridge products, to this market are typically higher during the third calendar quarter as compared to the rest of the calendar year, somewhat offsetting the seasonality effect of the laundry facilities management business unit. The laundry facilities management assets acquired in the 2005 Acquisition are not expected to affect the degree of seasonality experienced by us.

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings under our revolving loan facility described below.

During the first six months of 2005, we required substantial amounts of new debt financing to fund our 2004 Acquisition and 2005 Acquisition. Absent extraordinary transactions such as these, we historically have not needed sources of financing other than our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditures and investment requirements. As a result, we anticipate that our cash flow from operations and revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

From time to time, we consider potential acquisitions. We believe that any future significant acquisitions would likely require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for other material transactions on terms that we believed to be reasonable. However, it is possible that we may not be able to find acquisition financing on favorable terms in the future.

Our current long-term liquidity needs are principally the repayment of the outstanding principal amounts of our long-term indebtedness, including borrowings under our 2005 senior credit facilities. We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, then we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. We cannot make any assurances that such refinancings or amendments, if necessary, would be available on reasonable terms, if at all.

Operating Activities

For the six months ended June 30, 2005, our source of cash has been primarily from operating activities and, in connection with the 2005 Acquisition, funds borrowed under the 2005 senior credit facilities. In addition to the 2005 Acquisition, our primary uses of cash have been the purchase of new laundry machines and MicroFridge equipment, and the reduction of debt. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, including interest payments on outstanding indebtedness, capital expenditures and other expenditures.

For the six months ended June 30, 2005 and 2004, net cash flows provided by operating activities were $24,808 and $18,607, respectively. Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sales, and general, administration, sales and marketing expenses. The increase for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 is attributable to ordinary changes in working capital and the addition of the laundry facilities management business acquired in the 2005 Acquisition. The most significant increases in cash flows provided by operating activities were a decrease in accounts receivable and an increase in accounts payable, accrued facilities management rent and accrued expenses. The increase of $13,131 in accounts payable, accrued facilities management rent and accrued expenses is primarily due to a final payment of $3,700 due as part of the 2005 Acquisition as well as the timing of purchases of inventory, capital equipment and services and when such expenditures are due to be paid. The 2005 Acquisition also caused an increase in accrued costs of facilities management revenue at June 30, 2005 as compared to June 30, 2004. Depreciation and amortization expense increased in the period ended June 30, 2005 as compared to the period ended June 30, 2004, due primarily to the 2005 Acquisition.

Investing Activities

For the six months ended June 30, 2005 and 2004, net cash flows used in investing activities were $105,691 and $47,325, respectively. The increase was due primarily to cash of $106,244 used for the 2005 Acquisition as compared to cash of $40,481 used for the 2004 Acquisition. Other capital expenditures for the first six months of 2005 and 2004 were $11,610 and $8,967, respectively. This increase of $2,643, or 29%, was primarily the result of more installed laundry equipment being placed in service, and more laundry facilities leases being renegotiated in the first six months of 2005 than in the same period in 2004, due in part to the addition of laundry facilities contracts acquired as a part of the 2005 Acquisition. Capital expenditures are expected to continue at a higher level due to the increased level of activity resulting from the 2005 Acquisition. Cash flows used in investing activities in 2004 also include $2,000 of proceeds from the January 2004 sale of laundry facilities equipment and contracts to Web Services Company.

Financing Activities

For the six months ended June 30, 2005 and 2004, net cash flows provided by financing activities were $85,767 and $30,253, respectively. Cash flows provided by financing activities consist primarily of net proceeds from bank borrowing, and other long-term debt, which increased due to borrowings to fund the 2005 Acquisition. Also included in the periods ended June 30, 2005 and 2004 are the financing costs related to the 2005 senior credit facilities and an amendment to our 2003 senior credit facilities obtained in January 2004, in connection with the 2005 Acquisition and our aquisition of the assets and business of Web Service Company’s operations in 13 eastern and southeastern states and the District of Columbia that we acquired on January 16, 2004, which we refer to as the 2004 Acquisition.

In connection with the 2005 Acquisition, on January 10, 2005, we and various lenders entered into the 2005 senior credit facilities that consist of an $80.0 million term loan facility and a $120.0 million revolving loan facility, each of which matures on January 10, 2010. The Company used $80.0 million of the term loan facility borrowings and approximately $93.4 million of the revolving loan facility borrowings to finance the 2005 Acquisition and to pay related costs and expenses, and to repay the outstanding obligations under and terminate our 2003 senior credit facilities. The 2005 senior credit facilities are collateralized by a blanket lien on our assets and the assets of our subsidiaries, other than one non-wholly owned subsidiary in which we own a controlling interest, as well as a pledge by us of all the capital stock of these subsidiaries. The term loan facility requires quarterly payments of $2,000 during 2005, $3,000 during 2006, $4,000 during 2007, $5,000 during 2008, and $6,000 for the first three quarters of 2009 and a final payment of $6,000 on January 10, 2010. The term loan facility is subject to mandatory prepayment with, in general and subject to exception: (i) 100% of the net proceeds received by the us from any sale, transfer or other disposition of any of our properties or assets, (ii) 100% of the net proceeds received by us from any casualty or other insured damage to, or any taking under power of eminent domain or similar proceeding of, any of our properties or assets, (iii) 50% of the net proceeds received by us from the issuance of its equity interests or any capital contribution, (iv) 100% of the net proceeds above $2,000 received by us from the sale of our corporate headquarters in Cambridge (which was sold on June 30, 2005) and (v) 100% of the net proceeds received by us from our incurrence of any indebtedness other than permitted indebtedness. In addition to the scheduled quarterly payments, we are required to repay the term loan facility with an amount equal to 50% of excess cash flow (as such term is defined in the credit agreement governing the 2005 senior credit facilities) for each fiscal year, commencing with the fiscal year ended December 31, 2005, if the funded debt ratio (as such term is defined in the credit agreement) is greater than or equal to 1.50 to 1.

Borrowings outstanding under the 2005 senior credit facilities bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.75% to 2.50% (currently 2.25%) determined quarterly by reference to the funded debt ratio or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.75% to 1.50% (currently 1.25%), determined quarterly by reference to the funded debt ratio. The average interest rates of our borrowings under the 2005 senior credit facilities at December 31, 2004 and June 30, 2005 were 4.5% and 5.6%, respectively.

Under the 2005 senior credit facilities, we pay a commitment fee equal to a percentage, either 0.375% or 0.50%, determined quarterly by reference to the funded debt ratio, of the average daily-unused portion of the 2005 senior credit facilities. This commitment fee percentage is currently 0.375%.

The credit agreement for the 2005 senior credit facilities includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, funded debt ratios and consolidated cash flow coverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio and consolidated cash flow coverage ratio that we were required to meet as of June 30, 2005 were 3.75 to 1.00 and 1.00 to 1.00, respectively. We were in compliance with these and all other financial covenants at June 30, 2005.

The credit agreement for the 2005 senior credit facilities provides for customary events of default, including, but not limited to:(i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by us proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting us or any of our subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against us or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the credit agreement. We were not in default under the 2005 senior credit facilities at June 30, 2005.

We are also subject to customary covenants, including, but not limited to, restrictions pertaining to: (1) the incurrence of additional indebtedness, (2) limitations on liens, (3) making distributions, dividends and other payments, (4) the making of certain investments and loans, (5) mergers, consolidations and acquisitions, (6) dispositions of assets, (7) the maintenance of minimum consolidated net worth, funded debt ratios and consolidated cash flow coverage ratios, (8) transactions with affiliates, (9) sale and leaseback transactions, (10) entering into swap agreements and (11) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds.

The credit agreement provides for customary events of default, including, but not limited to: (1) failure to pay any principal or interest when due, (2) failure to comply with covenants, (3) any material representation or warranty made by us proving to be incorrect in any material respect, (4) defaults relating to or acceleration of other material indebtedness, (5) certain insolvency or receivership events affecting us or any of our subsidiaries, (6) a change in control, (7) material judgments, claims or liabilities against us or (8) a material defect in the lenders’ lien against the collateral securing the obligations under the credit agreement.

On March 4, 2004, we obtained a $4,000 mortgage loan on our corporate headquarters in Cambridge, Massachusetts. The loan bore interest at a rate of LIBOR plus 1.50%, had a twenty-five year amortization schedule, which included quarterly payments of $40 plus interest from June 2004, and had a balloon payment of $3,280 due upon its maturity on December 31, 2008. This loan was repaid and the mortgage released on June 30, 2005 with part of the proceeds of the sale of our corporate headquarters.

We have entered into standard International Swaps and Derivatives Association, or ISDA, interest rate swap agreements to manage the interest rate risk associated with our 2005 senior credit facilities. For a description of our interest rate swap agreements, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

On June 24, 2003, we terminated two $20,000 interest rate swap agreements, which had been in effect since February 2000 and January 2002, respectively. The January 2002 interest rate swap agreement was due to expire in February 2004 while the February 2000 interest rate swap agreement was due to expire in February 2005. We paid $3,037 to terminate both the February 2000 and January 2002 swap agreements. As the timing of the forecasted future interest payments did not significantly change as a result of the 2005 senior credit facilities, the accumulated other comprehensive losses related to the terminated interest rate swap agreements are reclassified against current period earnings in the same period the forecasted interest payments occur. Upon termination, there was $1,419, net of taxes of $946, included in accumulated other comprehensive loss. The $88 associated with the January 2002 interest rate swap agreement was reclassified as an earnings charge through February 2004 and the $1,331 associated with the February 2000 interest rate swap agreement is being reclassified as an earnings charge through February 2005.

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of June 30, 2005 is as follows:

Fiscal year	Long-term debt	Facilities rent commitments	Capital lease commitments	Operating lease commitments	Total
2005 (six months)	$4,000	$3,413	$561	$866	$8,840
2006	12,000	6,183	1,036	984	20,203
2007	16,000	5,254	659	538	22,451
2008	20,000	4,076	272	357	24,705
2009	18,000	3,011	22	306	21,339
Thereafter	88,278	4,315	—	334	92,927
Total	$158,278	$26,252	$2,550	$3,385	$190,465

Subsequent to June 30, 2005 we entered into a ten year lease for our corporate headquarters at an annual cost of $942.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures. However, we may require external sources of financing for any significant future acquisitions. Further, the 2005 senior credit facilities mature in January 2010. We expect the repayment of this facility will require external financing.

New Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“SFAS 151”). SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. We are currently completing our evaluation of the adoption of SFAS 151 and the impact, if any, that this statement will have on our results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FASB Statement No. 95 “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

SFAS 123R is effective for fiscal years beginning after June 15, 2005, or for us, January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”). SAB 107 expresses views of the SEC regarding the interaction between SFAS and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based compensation for public companies. We are currently completing our evaluation of the adoption of SFAS 123R and the impact that this statement will have on our results of operations. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Assets Retirements Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset obligation when incurred if the liability’s fair value can be reasonably estimated. We are is studying FIN 47 and have not determined what effect, if any, FIN 47 will have on our results of operations, financial condition or cash flows. We will implement FIN 47 effective January 1, 2006.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our consolidated results of operations, cash flows or financial condition.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on our borrowings. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at June 30, 2005.

	Expected maturity date
(in thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Variable rate	$4,000	$12,000	$16,000	$20,000	$18,000	$88,278	$158,278
Average interest rate	5.6%	5.6%	5.6%	5.6%	5.6%

As required by our 2003 senior credit facilities, we have entered into standard International Swaps and Derivatives Association, or ISDA, interest rate swap agreements to manage the interest rate risk associated with our 2003 senior credit facilities. We have retained those agreements to manage the interest rate risk associated with our 2005 senior credit facilities. We have designated our interest rate swap agreements as cash flow hedges.

The table below outlines the details of each interest rate swap agreement:

Date of origin	Original notional amount	Fixed/ amortizing		Notional amount June 30, 2005	Expiration date	Fixed rate
Jun 24, 2003	$20,000	Fixed		$20,000	Jun 30, 2008	2.69%
Jun 24, 2003	$20,000	Amortizing		$14,286	Jun 30, 2008	2.34%
Feb 13, 2004	$21,600	Fixed		$21,600	Feb 17, 2007	2.58%
Mar 8, 2004	$4,000	Amortizing		$3,800	Dec 31, 2008	3.09%
May 2, 2005	$72,000	Amortizing		$70,000	Dec 31, 2009	4.15%
May 2, 2005	$17,000	Fixed	(1)	$—	Dec 31, 2011	4.69%
May 2, 2005	$15,000	Fixed		$15,000	Dec 31, 2011	4.45%
May 2, 2005	$12,000	Fixed	(2)	$—	Sept 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	(3)	$—	Dec 31, 2011	4.77%

(1)   Effective Date is March 31, 2007

(2)   Effective Date is June 30, 2008

(3)   Effective Date is June 30, 2008

In accordance with the interest rate swap agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to us; if interest expense as calculated is greater based on the fixed rate, we pay the difference to the financial institution. Depending on fluctuations in the LIBOR, our interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counter party to the interest rate swap agreement exposes us to credit loss in the event of non-performance; however, nonperformance is not anticipated.

The fair value of the interest rate swap agreements is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At June 30, 2005, the fair value of the interest rate swap agreements, net of related taxes, was an unrealized gain of $462. This amount has been included in other assets on the consolidated balance sheet.

As of June 30, 2005, there was $76,000 outstanding under the term loan facility and $82,278 outstanding under the revolving loan facility. The unused balance under the revolving loan facility was $37,722 at June 30, 2005. The average interest rate was approximately 5.6% at June 30, 2005.

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

PART II – OTHER INFORMATION

Item 4.            Submission of Matters to a Vote of Security Holders

(a)   The Company held its annual meeting of stockholders on May 26, 2005.

(b)   The following directors were elected:

Jerry A. Schiller

Thomas E. Bullock

The following directors continued in office after the annual stockholders meeting:

Edward F. McCauley

David W. Bryan

Stewart G. MacDonald, Jr.

Larry Mihalchik

(c)           The first matter voted upon at the annual meeting was the election of two Directors to hold office until the annual meeting of stockholders to be held in 2008 and until their respective successors are duly elected and qualified. The results of the vote were as follows:

Director	For	Withheld

Jerry A. Schiller	11,216,620	1,026,785

Thomas E. Bullock	11,261,720	981,685

(d)   The second matter voted upon at the annual meeting was the approval of the Mac-Gray Corporation 2005 Stock Option and Incentive Plan pursuant to which up to 1,300,000 shares may be issued to officers, employees, directors and other eligible persons by the Company pursuant to incentive awards granted under the Plan.

The results of the vote were as follows:

	For	Against	Abstentions and Broker Non-Votes

Approval of the 2005 Stock Option and Incentive Plan	8,568,306	1,827,754	1,847,345

Item 6.    Exhibits

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

MAC-GRAY CORPORATION
August 1, 2005	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal financial officer)