Form 10-Q
period 2005-09-30
MAC-GRAY CORP
filed 2005-11-14
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 10, 2005:

Class	Number of shares
Common Stock, $.01 Par Value	12,912,252

INDEX

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at December 31, 2004 and September 30, 2005 (unaudited)

Condensed Consolidated Income Statements (unaudited) for the Three and Nine Months Ended September 30, 2004 and 2005

Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the Nine Months Ended September 30, 2005

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2004 and 2005

Notes to Condensed Consolidated Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

	Item 6.	Exhibits

Signature

Item 1.    Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	September 30,
	2004	2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,491	$14,455
Trade receivables, net of allowance for doubtful accounts	8,437	10,149
Inventory of finished goods	5,099	8,201
Prepaid expenses, facilities rent and other current assets	10,242	9,088
Total current assets	30,269	41,893
Property, plant and equipment, net	89,776	118,353
Goodwill	37,941	37,941
Intangible assets, net	33,950	115,271
Prepaid expenses, facilities rent and other assets	10,394	13,070
Total assets	$202,330	$326,528

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$6,103	$1,216
Trade accounts payable and accrued expenses	15,415	23,421
Accrued facilities rent	10,685	14,586
Deferred revenues and deposits	803	848
Total current liabilities	33,006	40,071
Long-term debt and capital lease obligations	67,225	173,559
Deferred income taxes	25,464	25,277
Other liabilities	699	1,173
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 12,782,089 outstanding at December 31, 2004, and 13,443,754 issued and 12,908,967 outstanding at September 30, 2005)	134	134
Additional paid in capital	68,568	68,568
Accumulated other comprehensive income	822	322
Retained earnings	13,283	22,977
	82,807	92,001
Less: common stock in treasury, at cost (661,665 shares at December 31, 2004 and 534,787 shares at September 30, 2005)	(6,871)	(5,553)
Total stockholders’ equity	75,936	86,448
Total liabilities and stockholders’ equity	$202,330	$326,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Revenue:
Facilities management revenue	$33,251	$51,457	$103,138	$157,890
Product sales	10,996	14,116	29,880	33,439
Total revenue	44,247	65,573	133,018	191,329

Cost of revenue:
Cost of facilities management revenues	22,573	35,189	69,567	105,895
Depreciation and amortization	5,126	7,780	15,458	23,360
Cost of product sales	7,828	10,961	21,019	25,278
Total cost of revenue	35,527	53,930	106,044	154,533

Gross margin	8,720	11,643	26,974	36,796

General and administration expenses	2,685	3,432	8,134	10,249
Sales and marketing expenses	3,461	3,704	9,959	11,692
Depreciation and amortization	243	281	783	830
Loss on early extinguishment of debt	—	461	183	668
Gain on sale of assets	(35)	(52)	(1,342)	(10,939)
Total operating expenses	6,354	7,826	17,717	12,500

Income from operations	2,366	3,817	9,257	24,296

Interest and other expense, net	(1,060)	(2,899)	(3,183)	(7,724)
Gain related to derivative instruments	—	1,659	—	1,659
Income before provision for income taxes	1,306	2,577	6,074	18,231

Provision for income taxes	554	1,141	2,606	7,793

Net income	$752	$1,436	$3,468	$10,438

Net income per common share - basic	$0.06	$0.11	$0.27	$0.81
Net income per common share – diluted	$0.06	$0.11	$0.27	$0.79
Weighted average common shares outstanding - basic	12,747	12,879	12,676	12,845
Weighted average common shares outstanding – diluted	13,114	13,351	13,059	13,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive			Treasury Stock
	Number		Paid In	(Loss)	Comprehensive	Retained	Number
	of shares	Value	Capital	Income	Income	Earnings	of shares	Cost	Total
Balance, December 31, 2004	13,443,754	$134	$68,568	$822		$13,283	661,665	$(6,871)	$75,936
Net income	—	—	—	—	$—	10,438	—	—	$10,438
Other comprehensive income:
Unrealized loss on derivative instruments and reclassification adjustment, net of tax of $333 (Note 5)	—	—	—	(500)	(500)	—	—	—	$(500)
Comprehensive income	—	—	—	—	$(500)	—	—	—	—
Options exercised	—	—	—	—		(612)	(92,883)	965	$353
Stock issuance - Employee
Stock Purchase Plan	—	—	—	—		(127)	(31,610)	328	$201
Stock granted to directors	—	—	—	—		(5)	(2,385)	25	$20
Balance, September 30, 2005	13,443,754	$134	$68,568	$322		$22,977	534,787	$(5,553)	$86,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except share data)

	Nine months ended September 30,
	2004	2005
Cash flows from operating activities:
Net income	$3,468	$10,438
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisition:
Depreciation and amortization	16,241	24,190
Loss on early extinguishment of debt	183	668
Provision for doubtful accounts and lease reserves	212	32
Gain on sale of assets	(1,342)	(10,939)
Director stock grants	28	20
Non-cash interest expense (income)	1,035	(1,463)
Deferred income taxes	1,544	1,213
Tax benefit from exercise of stock options	201	217
Decrease (increase) in accounts receivable	1,247	(1,744)
Decrease (increase) in inventory	1,279	(2,103)
Increase in prepaid expenses, facilities rent and other assets	(1,193)	(4,594)
Increase in accounts payable, accrued facilities rent and accrued expenses	3,561	10,579
(Decrease) increase in deferred revenues and customer deposits	(19)	45
Net cash flows provided by operating activities	26,445	26,559

Cash flows from investing activities:
Capital expenditures	(14,618)	(19,950)
Payments for acquisitions, net of cash acquired	(40,672)	(106,244)
Proceeds from sale of assets	2,174	12,331
Net cash flows used in investing activities	(53,116)	(113,863)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,108)	(1,042)
Borrowings on 2005 Senior Notes	—	150,000
Borrowings on 2005 term credit facility	—	80,000
Payments on 2005 term credit facility	—	(80,000)
Borrowings on 2003 Senior Secured Credit Facility and mortgage payable	29,500	—
Payments on 2003 term credit facility and mortgage note payable	—	(33,880)
Payments on revolving credit facility, net	—	(15,131)
Financing costs	(297)	(6,015)
Proceeds from termination of derivative instruments	—	782
Proceeds from exercise of stock options	589	353
Proceeds from issuance of common stock	95	201
Net cash flows provided by financing activities	28,779	95,268

Increase in cash and cash equivalents	2,108	7,964
Cash and cash equivalents, beginning of period	5,296	6,491
Cash and cash equivalents, end of period	$7,404	$14,455

Supplemental disclosure of non-cash investing and financing activities: During the nine months ended September 30, 2004 and 2005, the Company acquired various vehicles under capital lease agreements totaling $1,484 and $1,421, respectively.

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

2.      Acquisitions

On January 10, 2005, the Company acquired the laundry facilities management assets of Web Service Company, Inc., or “Web”, in several western and southern states (the “2005 Acquisition”). On January 16, 2004, the Company acquired Web’s laundry facilities management assets in 13 eastern and southeastern states and the District of Columbia (the “2004 Acquisition”).  As part of the purchase price for the assets acquired in the 2004 Acquisition, the Company transferred certain of its laundry facilities management assets valued at $2,000 to Web. In accordance with SFAS No. 141, “Business Combinations”, the disposal of assets and related contracts was recognized at fair value, the difference between the fair value and the Company’s cost recognized as a gain and the fair value of the assets transferred to the seller is included in the acquisition costs. This sale resulted in a gain of approximately $1,218. The acquisitions have been reflected in the accompanying condensed consolidated financial statements from the date of the acquisitions, and have been accounted for as purchase business combinations in accordance with SFAS No. 141. The total purchase price of these acquisitions have been allocated to the acquired assets and liabilities based on estimates of their related fair value. The Company engaged an independent business appraisal firm to estimate the fair value of the assets acquired in each acquisition and to advise the Company on the proper allocation of the purchase price. For each acquisition a twenty-year amortization period has been assigned to the acquired contract rights and a five-year depreciation period has been assigned to the acquired used laundry equipment. The amount allocated to the trade name will not be amortized, as the Company believes it will use the name indefinitely.

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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2004

Net revenue	$60,797	$184,385
Net income	(550)	(287)
Net income per share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

3.      Sale of Corporate Headquarters

On June 30, 2005, the Company completed the sale of its corporate headquarters in Cambridge, Massachusetts for $11,750 in cash, resulting in a gain of $6,088, net of taxes. The Company used the net proceeds from the sale to repay the $3,840 balance of the mortgage loan on the property and reduce the outstanding balance of the 2005 Revolver by $7,535.  Subsequent to June 30, 2005, the Company

used $2,000 of the net proceeds that had been applied to reduce the 2005 Revolver to repay a portion of the 2005 Term Loan. Concurrent with the closing of the sale, the Company entered into a short-term lease of the Cambridge facility while it relocates its corporate, warehouse and branch operations to new facilities. The Company has entered into a new lease for its corporate headquarters, which it expects to occupy late in the fourth quarter of 2005.

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

On August 16, 2005, the Company restructured its debt by issuing senior unsecured notes in the amount of $150,000.  These notes bear interest at 7.625% payable semi-annually each February and August.  The maturity date of the notes is August 15, 2015.  The 2005 Credit Facilities were amended to permit the offering of the notes and modify certain of the covenants applicable to the 2005 Credit Facilities.  The proceeds from the senior notes, less financing costs, were used to retire the 2005 Term Loan and pay down the 2005 Revolver.  On and after August 15, 2010, the Company will be entitled, at its option, to redeem all or a portion of these notes at the redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed, during the 12-month period commencing on August 15 of the years set forth below:

Period	Redemption Price
2010	103.813%
2011	102.542%
2012	101.271%
2013 and thereafter	100.000%

Subject to certain conditions, the Company will be entitled, at its option, on one or more occasions prior to August 15, 2008 to redeem notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the notes originally issued at a redemption price (expressed as a percentage of principal amount on the redemption date) of 107.625%, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more equity offerings.

Under the terms of the notes, we are required to complete a publicly registered exchange offer for (or alternatively, in some cases, register the resale of) the senior notes for substantially identical senior notes.  If this exchange offer is not completed (or resale registration statement declared effective) on or before March 14, 2006, the annual interest rate of the outstanding senior notes will be increased by 0.25% per annum for the first 90-day period immediately following that date and by an additional 0.25% per annum for each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum, until the exchange offer is complete (or the resale registration statement declared effective).  We have commenced the exchange offer and it is currently scheduled to expire on December 2, 2005.

The terms of senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments;

(iii) entering into agreements that restrict distributions from restricted subsidiaries; (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries; (v) transactions with affiliates; (vi) incurrence of liens; (vii) sale/leaseback transactions and (vii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds.

The terms of senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. We were not in default under the senior notes at September 30, 2005.

The 2005 Revolver matures on January 10, 2010 and continues to be collateralized by a blanket lien on the assets of the Company and its two main subsidiaries, Mac-Gray Services, Inc. and Intirion Corporation, as well as a pledge by the Company of all the capital stock of these two subsidiaries.

Borrowings outstanding under the 2005 Revolver bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.75% to 2.50% (as of September 30, 2005 2.25%) determined quarterly by reference to the funded debt ratio, or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.75% to 1.50% (as of September 30, 2005 1.25%), determined quarterly by reference to the funded debt ratio.

As of September 30, 2005,there was $21,853 outstanding under the revolving line of credit and $400 in outstanding letters of credit.  The available balance under the revolving line of credit was $97,747 at September 30, 2005.

The 2005 Revolver includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that the Company was required to meet as of September 30, 2005 were 4.25 to 1.00, 1.10 to 1.00, and 2.00 to 1.00, respectively.  The Company was in compliance with these and all other financial covenants at September 30, 2005.

The 2005 Revolver provides for customary events of default, including, but not limited to:(i) failure to pay any principal or interest when due, (ii) failure to comply with covenants,(iii) any material representation or warranty made by the Company proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting the Company or any of its subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against the Company or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the Credit Agreement. The Company was not in default under the 2005 Revolver at September 30, 2005.

As a result of the January 2004 amendment, entering into the 2005 Credit Facilities in January 2005, and the August 2005 amendment of the 2005 Credit Facilities, the Company expensed approximately $183 and $668 in deferred financing costs in the periods ended September 30, 2004 and 2005, respectively.

The weighted average interest rates of the Company’s borrowings under the 2005 Credit Facilities at December 31, 2004 and September 30, 2005 were 4.5% and 5.26%, respectively.

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

Long-term debt also includes capital lease obligations on the company’s vehicles totaling $2,465 at December 31, 2004 and $2,922 at September 30, 2005.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2005 (three months)	$328
2006	1,215
2007	817
2008	425
2009	137
2010	21,853
Thereafter	150,000
$174,775

5.      Derivative Instruments

The Company entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt.  The Company had designated its interest rate swap agreements as cash flow hedges.  Concurrent with the reduction of the amounts due under the 2005 credit facilities, eight swap agreements ceased to qualify as cash flow hedges.  The revised accounting treatment resulted in a gain of $1,659.  The Company terminated four of the swaps prior to September 30, 2005. The change in the fair value of the remaining swap agreements which do not qualify for hedge accounting will be recognized in the income statement in the period in which the change occurs. The table below outlines the details of each remaining swap agreement:

Date of Origin	Original Notional Amount	Fixed Amortizing	Notional Amount September 30, 2005	Expiration Date	Fixed Rate

Jun 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
Jun 24, 2003	$20,000	Amortizing(1)	$13,571	Jun 30, 2008	2.34%
May 2, 2005	$17,000	Fixed(2)	$—	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed(3)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed(3)	$—	Dec 31, 2011	4.77%

(1) Cash flow hedge

(2) Effective Date is March 31, 2007

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

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2004 and September 30, 2005, the fair value of the Swap Agreements were $1,567 and $1,440, respectively. These amounts have been included in other assets on the condensed consolidated balance sheet.

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

The changes in accumulated other comprehensive (loss) income relate entirely to the Company’s interest rate swap agreements. If the Company were to change its hedging strategy, it would recognize a gain of approximately of $563 based on the fair value of the Swap Agreements at September 30, 2005. The components of other comprehensive income are as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2005	2004	2005

Unrealized gain on derivative instruments	$195	$1,426	$240	$630
Reclassification adjustment	333	(1,659)	1,035	(1,463)
Total other comprehensive income before income taxes	528	(233)	1,275	(833)
Income tax (expense) benefit	(211)	93	(510)	333
Total other comprehensive income (loss)	$317	$(140)	$765	$(500)

6.      Goodwill and Other Intangible Assets

Goodwill, which will not be further amortized, and intangible assets to be amortized consist of the following:

	As of December 31, 2004
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$37,718		$37,718
Product Sales	223		223
	37,941		37,941
Intangible assets:
Facilities Management:
Non-compete agreements	4,580	$4,018	562
Contract rights	38,807	6,661	32,146
Product Sales:
Customer lists	1,451	637	814
Deferred financing costs	1,029	601	428
	$45,867	$11,917	$33,950

	As of September 30, 2005
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$37,718		$37,718
Product Sales	223		223
	37,941		37,941
Intangible assets:
Facilities Management:
Trade Name	12,650	—	12,650
Non-compete agreements	4,580	$4,076	504
Contract rights	106,535	10,667	95,868
Product Sales:
Customer lists	1,451	710	741
Deferred financing costs	5,720	212	5,508
	$130,936	$15,665	$115,271

Estimated future amortization expense of intangible assets consists of the following:

2005 (three months)	$1,569
2006	6,252
2007	6,252
2008	6,252
2009	6,250
Thereafter	76,046
$102,621

Amortization expense of intangible assets for the nine months ended September 30, 2004 and 2005 was $1,922 and $4,521, respectively.

7.      Commitments and Contingencies

The Company is involved in various litigation proceedings arising in the normal course of business.  In the opinion of management, the Company’s ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

In August 2005, Hurricane Katrina struck the Gulf Coast region of the United States causing severe flooding, especially in the New Orleans, Louisiana area.  The Company has a branch office in the New Orleans area as well as route operations throughout the Gulf Coast area.  While the Company is unable at this time to quantify the loss of its assets and business operations caused by the hurricane, it expects such loss to be immaterial.  The Company did not have extensive route operations within the city limits of New Orleans where the most severe destruction occurred.  Furthermore, any assets located within the branch office are considered immaterial to the company as a whole.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95 “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is effective for fiscal years beginning after June 15, 2005, or for the Company, January 1, 2006. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”). SAB107 expresses views of the SEC regarding the interaction between SFAS and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based compensation for public companies. The Company is currently completing its evaluation of the adoption of SFAS 123R and the impact that this statement will have on its results of operations. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R.

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

9.      Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Three Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income available to common stockholders - basic	$752	12,747	$0.06
Effect of dilutive securities:
Stock options	—	367
Net income available to common stockholders - diluted	$752	13,114	$0.06

	For the Three Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income available to common stockholders - basic	$1,436	12,879	$0.11
Effect of dilutive securities:
Stock options	—	472
Net income available to common stockholders - diluted	$1,436	13,351	$0.11

	For the Nine Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income available to common stockholders - basic	$3,468	12,676	$0.27
Effect of dilutive securities:
Stock options	—	383
Net income available to common stockholders - diluted	$3,468	13,059	$0.27

	For the Nine Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income available to common stockholders - basic	$10,438	12,845	$0.81
Effect of dilutive securities:
Stock options	—	395	(0.02)
Net income available to common stockholders - diluted	$10,438	13,240	$0.79

There were 57 and 6 shares under option plans that were excluded from the computation of diluted earnings per share at September 30, 2004 and 2005 due to their anti-dilutive effects.

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

There are no intersegment revenues.

The tables below present information about the operations of the reportable segments of Mac-Gray for the three and nine months ended September 30, 2004 and 2005. The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments. For comparative purposes the Company has reclassified its revenues and gross margins for the three and nine months ended September 30, 2004 and 2005 into the Company’s current Facilities Management and Product Sales segments.

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2005	2004	2005

Revenue:
Facilities management	$33,251	$51,457	$103,138	$157,890
Product sales	10,996	14,116	29,880	33,439
Total	44,247	65,573	133,018	191,329
Gross margin:
Facilities management	5,625	8,527	18,622	28,879
Product sales	3,095	3,116	8,352	7,917
Total	8,720	11,643	26,974	36,796
Selling, general and administration expenses	6,389	7,417	18,876	22,771
Loss on early extinguishment of debt	—	461	183	668
Gain on sale of assets	(35)	(52)	(1,342)	(10,939)
Gain related to derivative instruments	—	(1,659)	—	(1,659)
Interest and other expenses, net	1,060	2,899	3,183	7,724
Income before provision for income taxes	$1,306	$2,577	$6,074	$18,231

	December 31, 2004	September 30, 2005
Assets
Facilities management	$165,481	$283,243
Product sales	26,045	23,899
Total for reportable segments	191,526	307,142
Corporate (1)	8,019	18,537
Deferred income taxes	2,785	849
Total assets	$202,330	$326,528

(1)  Principally cash and cash equivalents, prepaid expenses and property, plant & equipment not included elsewhere.

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Stock-based employee compensation expense, as reported	$—	$—	$—	$—
Net income, as reported	$752	$1,436	$3,468	$10,438
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(44)	(108)	(195)	(256)
Pro forma net income	$708	$1,328	$3,273	$10,182

Earnings per share:
Basic, as reported	$0.06	$0.11	$0.27	$0.81
Basic, pro forma	$0.06	$0.10	$0.26	$0.79

Diluted, as reported	$0.06	$0.11	$0.27	$0.79
Diluted, pro forma	$0.05	$0.10	$0.25	$0.77

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

The activity for the nine months ended September 30, 2005 is as follows:

Accrued
Warranty

Balance, December 31, 2004	$268
Accruals for warranties issued	293
Settlements made (in cash or in kind)	(293)
Balance, September 30, 2005	$268

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

•                                          actions of our controlling stockholders; and

•                                          those factors discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004, and our other filings with the Securities and Exchange Commission (“SEC”).

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

In this Quarterly Report on Form 10-Q, unless the context suggest otherwise, references to the “Company,” Mac-Gray,” “we,” “us,” “our” and similar terms refer to Mac-Gray Corporation and its subsidiaries.  We have registered, applied to register or are using the following trademarks: MicroFridge®, MaytagDirect™, LaundryView™, PrecisionWash™, LaundryLinx™, TechLinx™ and Safe Plug™.  The following are trademarks of parties other than us: Maytag®, Amana® and Magic Chef®.

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

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base and predictable capital needs.  For the three and nine months ended September 30, 2005, our total revenues were $65.6 million and $191.3 million, respectively.  Approximately 77.6% and 81.4% of our total revenues for these periods, respectively, were generated by our laundry facilities management business unit.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties, in exchange for a negotiated portion of the revenue we collect.  As of September 30, 2005, approximately 90% of our installed machine base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and debit-card and coin-operated systems, incentive payments to property owners or property management companies and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases.  Accordingly, our capital needs are predictable and largely within our control.  For the three and nine months ended September 30, 2005, we incurred approximately $8.4 million and $20.0 million of capital expenditures, respectively.  In addition, we make incentive payments to property owners and property management companies to secure our lease arrangements.  For the three and nine months ended September 30, 2005, we paid approximately $1.2 million and $3.5 million of incentive payments, respectively.

In addition, through our product sales segment, we generate revenues by selling commercial laundry equipment, our line of combination refrigerator/freezer/microwave oven units under the MicroFridge brand and the full lines of Maytag, Amana and Magic Chef domestic laundry and kitchen appliances under our MaytagDirect program.  For the three and nine months ended September 30, 2005, approximately, 21.5% and 17.5% of our total revenues and 26.8% and 21.5% of our gross margins, respectively, were generated by our product sales segment.

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

Recent Developments

On January 10, 2005, pursuant to the 2005 Acquisition, we acquired substantially all of the assets of Web Service Company’s laundry facilities management business in Alabama, Arizona, Arkansas, Colorado, Louisiana, Mississippi, New Mexico, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming for approximately $112.7 million in cash and assumed liabilities.  We believe the 2005 Acquisition will add approximately $69.0 million of revenue in 2005, which would have represented approximately 50% of the revenue derived from our facilities management segment and 38% of our total revenue, in each case for the year ended December 31, 2004. As a result of the 2005 Acquisition, we expect our revenue derived from our facilities management segment to be approximately 80% of total revenue for the year ending December 31, 2005. Commencing on January 10, 2005, we began to operate the acquired business from the same facilities in which Web Service Company operated. An evaluation of facility requirements has been performed and we have either continued to lease the same facilities or, in a few instances, relocated to more suitable facilities.

The operating results of the assets acquired in the 2005 Acquisition have been included in our consolidated financial statements for the 2005 fiscal year from the date of acquisition, significantly affecting the comparability of our results between fiscal years.

In connection with the 2005 Acquisition, on January 10, 2005, we and various lenders entered into the 2005 senior credit facilities that consist of an $80.0 million term loan facility and a $120.0 million revolving loan facility, each of which matures on January 10, 2010. We used $80.0 million of the term loan facility and approximately $93.4 million of the revolving loan facility to finance the 2005 Acquisition, pay related costs and expenses, and repay the outstanding obligations under and terminate our 2003 senior credit facilities. The 2005 senior credit facilities are collateralized by a blanket lien on our assets and the assets of our subsidiaries, other than one non-wholly owned subsidiary in which we own a controlling interest, as well as a pledge by us of all of the capital stock of these subsidiaries. On April 29, 2005, as required by the 2005 senior credit facilities and to manage the additional interest rate risk, we entered into additional interest rate swap agreements effective as of various dates between May 2, 2005 and September 30, 2008.  See “Liquidity and Capital Resources – Financing Activities.”

On June 30, 2005, we completed the sale of our corporate headquarters in Cambridge, Massachusetts for $11.8 million in cash. We used the net proceeds from the sale to repay the $3.8 million balance of the mortgage loan on the property and repay $2.0 million under the 2005 senior credit facilities. Concurrently with the closing of the sale, we leased back the property while we relocate our corporate, warehouse and branch operations to new facilities. In connection with this sale, in the second quarter of 2005 we recorded a gain of approximately $6.1 million, net of taxes.

On August 16, 2005, we issued $150 million of senior unsecured notes maturing on August 15, 2015.  Interest on the senior notes will accrue at the rate of 7.625% per annum payable semiannually in arrears.  The net proceeds of the senior notes were used to retire the term loan and reduce the revolving loan balance outstanding under the 2005 senior credit facility.  See “Liquidity and Capital Resources – Financing Activities.”

Concurrent with the reduction of the amounts due under our 2005 senior credit facility, we terminated our hedge accounting treatment for eight interest rate swaps which resulted in recording a gain of approximately $1.6 million in the three months ended September 30, 2005.

Results of Operations (Dollars in thousands)

Three and nine months ended September 30, 2005 compared to three and nine months ended September 30, 2004.

The information presented below for the three and nine months ended September 30, 2004 and 2005 is derived from our unaudited consolidated financial statements and related notes included elsewhere in this report:

	Three months ended September 30,				Nine months ended September 30,
	2004	2005	Increase (Decrease)	% Change	2004	2005	Increase (Decrease)	% Change
Laundry facilities management revenue	$32,603	$50,895	$18,292	56%	$100,236	$155,729	$55,493	55%
Reprographics revenue	648	562	(86)	(13)%	2,902	2,161	(741)	(26)%
Total facilities management revenue	$33,251	$51,457	$18,206	55%	$103,138	$157,890	$54,752	53%
Facilities management gross margin	$5,625	$8,527	$2,902	52%	$18,622	$28,879	$10,257	55%
MicroFridge revenue	$7,908	$10,205	$2,297	29%	$20,069	$22,293	$2,224	11%
Laundry equipment sales revenue	3,088	3,911	823	27%	9,811	11,146	1,335	14%
Total product sales revenue	$10,996	$14,116	$3,120	28%	$29,880	$33,439	$3,559	12%
Product sales gross margin	$3,095	$3,116	$21	1%	$8,352	$7,917	$(435)	(5)%
Total revenue	$44,247	$65,573	$21,326	48%	$133,018	$191,329	$58,311	44%
Total gross margin	$8,720	$11,643	$2,923	34%	$26,974	$36,796	$9,822	36%

Revenue

Total revenue increased by $21,326, or 48%, to $65,573 for the three months ended September 30, 2005 compared to $44,247 for the three months ended September 30, 2004. Total revenue increased by $58,311, or 44%, to $191,329 for the nine months ended September 30, 2005 compared to $133,018 for the nine months ended September 30, 2004.

Facilities management revenue

Total facilities management revenue increased $18,206, or 55%, to $51,457 for the three months ended September 30, 2005 compared to $33,251 for the three months ended September 30, 2004. Total facilities management revenue increased $54,752, or 53%, to $157,890 for the nine months ended September 30, 2005 compared to $103,138 for the nine months ended September 30, 2004. These increases are attributable to increases in revenue in the laundry facilities management business unit, primarily due to the 2005 Acquisition, partially offset by decreases in revenue in the reprographics business unit.

Within the facilities management segment, revenue in the laundry facilities management business unit increased $18,292, or 56%, to $50,895 for the three months ended September 30, 2005 compared to $32,603 for the three months ended September 30, 2004. Revenue in the laundry facilities management business unit increased $55,493, or 55%, to $155,729 for the nine months ended September 30, 2005 compared to $100,236 for the nine months ended September 30, 2004. These increases are attributable primarily to the revenue generated by the assets acquired in the 2005 Acquisition. The acquired assets generated $16,919, or 92%, and $51,062, or 92%, of the increase in laundry facilities management revenue for the three and nine months ended September 30, 2005, respectively. The remainder of these increases is attributable primarily to the net increase in the number of revenue generating laundry installed equipment, selected vend-price increases, a net increase in the usage of installed equipment and an increase in revenue associated with the conversion of coin-operated systems to debit-card-

operated systems. Due to the convenience of debit-card-operated systems, usage, and therefore revenue, typically increase upon the conversion from a coin-operated system to debit-card-operated systems.

Revenue in the reprographics business unit decreased by $86, or 13%, to $562 for the three months ended September 30, 2005 compared to $648 for the three months ended September 30, 2004. Revenue in the reprographics business unit decreased $741, or 26%, to $2,161 for the nine months ended September 30, 2005 compared to $2,902 for the nine months ended September 30, 2004. These declines are primarily attributable to the continued decline in the use of copiers in libraries and similar facilities and a reduction in the number of locations we operate. We expect the decreases in revenue from our reprographics business unit to continue, as the usage of vended copiers declines and we continue our strategy of not renewing contracts which we predict will have a negative impact on income.

Product sales revenue

Revenue from our product sales segment increased $3,120 or 28% for the three months ended September 30, 2005 to $14,116 compared to $10,996 for the three months ended September 30, 2004. Product sales revenue increased $3,559, or 12%, to $33,439 for the nine months ended September 30, 2005 compared to $29,880 for the nine months ended September 30, 2004. The increase in revenue for the nine months ended September 30, 2005 as compared to the same period in 2004 is attributable to increases in both the MicroFridge business unit and the laundry equipment sales business unit.

Revenue in the MicroFridge business unit increased $2,297, or 29%, to $10,205 for the three months ended September 30, 2005 compared to $7,908 for the three months ended September 30, 2004. Revenue in the MicroFridge business unit increased $2,224, or 11%, to $22,293 for the nine months ended September 30, 2005 compared to $20,069 for the nine months ended September 30, 2004. These increases are primarily attributable to an increase in sales to the academic market for the three and nine months ended September 30, 2005 compared to the same periods in 2004 and an increase in sales to government customers in the three months ended September 30, 2005 compared to the same period in 2004. However, sales to the government for the nine months ended September 30, 2005 were relatively flat compared to the nine months ended September 30, 2004.  Sales to the academic market are affected, among other things, by the rate of new campus housing construction and the availability of funding to state institutions.  Academic sales in the third calendar quarter typically reflect an increased level of activity as schools prepare for the new academic year. We believe that our sales to the government will continue to be affected by overall military spending by the government being directed away from housing improvements and toward the current military efforts in the Middle East.  Sales to the hospitality market for the three months ended September 30, 2005 were flat compared to the three months ended September 30, 2004.  Sales for the nine months ended September 30, 2005 increased $609 or 9% to $7,296 from $6,687 for the nine months ended September 30, 2004.

Revenue in the laundry equipment sales business unit increased $823, or 27%, to $3,911 for the three months ended September 30, 2005 compared to $3,088 for the three months ended September 30, 2004. Revenue in the laundry equipment sales business unit increased $1,335, or 14%, to $11,146 for the nine months ended September 30, 2005 compared to $9,811 for the nine months ended September 30, 2004. Sales in the laundry equipment sales business unit are sensitive to the strength of the economy, consumer confidence, local permitting and the availability of financing to small businesses, and therefore tend to fluctuate significantly from quarter to quarter.

Cost of revenue

Cost of facilities management revenue.  Cost of facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue increased by $12,616, or 56%, to $35,189 for the three months ended September 30, 2005 as compared to $22,573 for the three months ended September 30, 2004 and by $36,328, or 52%, to $105,895 for the nine months ended September 30, 2005 as compared to $69,567 for the nine months ended September 30, 2004. These increases are attributable primarily to the cost associated with the revenue generated by the assets acquired in the 2005

Acquisition. As a percentage of facilities management revenue, cost of facilities management revenue is consistent at 68% for the three months ended September 30, 2005 and 2004 and also consistent at 67% for the nine months ended September 30, 2005 and 2004. Facilities management rent as a percentage of facilities management revenue was also consistent for the three and nine months ended September 30, 2005 and 2004. Facilities management rent can be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the laundry lease. The percentage of facilities management rent to facilities management revenue is also impacted by the facilities management rent rate structure in the reprographics business unit. Because this business unit has a much lower facilities management rent rate structure than the laundry facilities management business unit, the reduction in the size of the reprographics business unit through the non-renewal of leases could result in an increase in the overall facilities management rent as a percentage of revenue.

Depreciation and amortization.  Depreciation and amortization increased by $2,654, or 52%, to $7,780 for the three months ended September 30, 2005 as compared to $5,126 for the three months ended September 30, 2004 and by $7,902, or 51%, to $23,360 for the nine months ended September 30, 2005 as compared to $15,458 for the nine months ended September 30, 2004. This increase was primarily attributable to the addition of the assets and contracts acquired in the 2005 Acquisition. The acquired laundry facilities management equipment in laundry facilities had an assigned value of $25,099 as of the acquisition date, is being depreciated over five years and contributed $1,255 and $3,765 to the increase in depreciation and amortization for the three and nine months ended September 30, 2005, respectively. The laundry facility contract rights acquired had an assigned value of $68,638 as of the acquisition date, are being amortized over twenty years and contributed $858 and $2,574 to the increase in depreciation and amortization for the three and nine months ended September 30, 2005, respectively. The laundry facilities management equipment and contract rights are depreciated and amortized using the straight-line method. Also contributing to the increased depreciation expense was new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts were renegotiated.

Cost of product sales.  Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge equipment and parts sold as part of the product sales segment. Cost of product sales increased by $3,133, or 40%, to $10,961for the three months ended September 30, 2005 as compared to $7,828 for the three months ended September 30, 2004 and by $4,259, or 20%, to $25,278 for the nine months ended September 30, 2005 as compared to $21,019 for the nine months ended September 30, 2004. As a percentage of sales, cost of product sold was approximately 78% and 76% for the three and nine months ended September 30, 2005, respectively, as compared to 71% and 70% in the three and nine months ended September 30, 2004. The gross margin on product sales includes the gross margins from the laundry equipment sales and MicroFridge business units. The gross margin in the laundry equipment sales business unit increased to 35% for the three and nine-month periods ended September 30, 2005 as compared to 32% for the same periods in 2004. The gross margin in the MicroFridge business unit decreased to 18% and 19% for the three and nine-month periods ended September 30, 2005 as compared to 28% and 29% for the same periods in 2004. The decrease in gross margin within the MicroFridge business unit is attributable to cost increases by some of our major suppliers as well as increased freight and handling expenses which we were unable to pass on to our customers.

Operating expenses

General, administration, sales and marketing, and depreciation and amortization expense.  General, administration, sales and marketing, and depreciation and amortization expense increased by $1,028, or 16%, to $7,417 for the three months ended September 30, 2005 as compared to $6,389 for the three months ended September 30, 2004 and by $3,895, or 21%, to $22,771 for the nine months ended September 30, 2005 as compared to $18,876 for the nine months ended September 30, 2004. As a percentage of total revenue, general, administration, sales and marketing expense decreased to 11% and 12%, respectively, for the three and nine months ended September 30, 2005 from 14% for each of the corresponding periods in 2004. The increase in expenses is primarily attributable to increases in personnel costs resulting from the 2005 Acquisition and, to a lesser extent, to an increase in professional fees attributable to our use of outside consultants to assist us in compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  The decrease in costs as a percentage of revenue is attributable to our ability to achieve economies of scale as we integrated the 2005 Acquisition.

Loss on early extinguishment of debt.  We used proceeds from our $150,000 senior note offering to repay the term loan portion of the 2005 senior credit facility.  Unamortized financing costs of $461 related to the term loan were expensed during the three months ended September 30, 2005.  In connection with the 2005 Acquisition, we entered into the 2005 senior credit facilities. In connection with the 2005 senior credit facilities, unamortized financing costs of $207 associated with our 2003 senior credit facilities were expensed during the first quarter of 2005. In connection with an amendment to our 2003 senior credit facilities, unamortized financing costs of $183 were expensed in the first quarter of 2004.

Gain on sale of assets.  Gain on sale of assets represents the gain from the sale of vehicles and other non-inventory assets in the ordinary course of business. In addition, in the nine months ended September 30, 2004, the pre-tax gain included $1,218 from the sale of certain laundry facilities management equipment and contracts. In the three and nine months ended September 30, 2005, the pre-tax gain included $10,588 from the sale of our corporate headquarters.

Income from operations

Income from operations increased $1,451, or 61%, to $3,817 for the three months ended September 30, 2005 compared to $2,366 for the three months ended September 30, 2004 and by $15,039, or 162%, to $24,296 for the nine months ended September 30, 2005 as compared to $9,257 for the nine months ended September 30, 2004. To supplement the consolidated financial statements presented according to generally accepted accounting principles (GAAP), we have used a non-GAAP financial measure of adjusted income from operations. Management believes presentation of this measure is useful to investors to enhance an overall understanding of our historical financial performance and future prospects. Adjusted income from operations, which is adjusted to exclude certain gains and losses from the comparable GAAP income from operations, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for income from operations or other measures prepared in accordance with GAAP.  Excluding the loss on early extinguishment of debt, the gain on sale of assets, and the gain related to derivative instruments, income from operations, as adjusted, would have been $2,619 and $12,538 for the three and nine months ended September 30, 2005, respectively, compared to $2,366 and $8,222 in the same periods in 2004, or an increase of 11% and 52%, respectively. This increase is due primarily to the reasons discussed above. A reconciliation of income from operations in accordance with GAAP to adjusted income from operations is provided below:

	Three months ended September 30,			Nine months ended September 30,
	2004	2005	% Change	2004	2005	% Change
Income from operations	$2,366	3,817	61%	$9,257	24,296	162%
Loss on early extinguishment of debt	—	461	100%	183	668	265%
Gain on non-recurring sale of fixed assets	—	—	—	(1,218)	(10,767)	784%
Gain related to derivative instruments	—	(1,659)	100%	—	(1,659)	100%
Adjusted income from operations	$2,366	2,619	11%	$8,222	12,538	52%

Interest expense, net

Interest expense, net of interest income, increased by $1,839, or 173%, to $2,899 for the three months ended September 30, 2005, as compared to $1,060 for the three months ended September 30, 2004 and by $4,541, or 143%, to $7,724 for the nine months ended September 30, 2005 as compared to $3,183 for the nine months ended September 30, 2004. The increase is primarily attributable to the increased borrowings in January 2005 to finance the 2005 Acquisition and an increase in the average borrowing rates to 6.91% and 6.05% for the three and nine months ended September 30, 2005 as compared to 4.3% and 4.3% for the three and nine-month periods ended September 30, 2004. The increase in average borrowing rates is due, in large part, to our $150,000 of senior notes which we issued on August 16, 2005 and which bear interest at the rate of 7.625% per annum.  Non-cash interest associated with the accounting treatment of our interest rate swap agreements resulted in interest expense of $0 and $196 for the three and nine months ended September 30, 2005, respectively, as compared to $333 and $1,035 for the three and nine months ended September 30, 2004, respectively.

Gain related to derivative instruments

The Company had entered into interest rate swap agreements that it had accounted for as cash flow hedges.  The fair value of these swaps has been included in other comprehensive income in the equity section of the balance sheet.  As a result of the reduction in the amount outstanding under the 2005 Credit Facility, certain swap agreements no longer qualified for cash flow hedge accounting treatment.  The revised accounting treatment resulted in the recording of gain of $1,659 in the income statement in the period ended September 30, 2005.

Provision for income taxes

The provision for income taxes increased by $587, or 106%, to $1,141 for the three months ended September 30, 2005 compared to $554 for the three months ended September 30, 2004 and by $5,187, or 199%, to $7,793 for the nine months ended September 30, 2005 as compared to $2,606 for the nine months ended September 30, 2004. These increases are the net of an increase in taxable income and a slight decrease in the effective tax rate. Taxable income for the nine months ended September 30, 2005 was significantly impacted by the $10,588 pre-tax gain on the sale of our corporate headquarters. The effective tax rate decrease of 0.2% to 42.8% from 43% for the three and nine months ended September 30, 2005 compared to the same periods ended September 30, 2004 is primarily attributable to permanent differences between deductions for financial reporting and tax reporting.

Net income

As a result of the foregoing, net income increased by $684, or 91%, to $1,436 for the three months ended September 30, 2005 compared to $752 for the three months ended September 30, 2004 and by $6,970, or 201%, to $10,438 for the nine months ended September 30, 2005 as compared to $3,468 for the nine months ended September 30, 2004.

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

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings under our revolving loan facility described below.  Included in the capital requirements that we expect to be able to fund during 2005 are approximately

$30,500 of anticipated capital expenditures and incentive payments, of which $19,950 of capital expenditures was funded on or prior to September 30, 2005 and $3,545 of incentive payments to property managers was funded on or prior to September 30, 2005. The capital expenditures for 2005 are primarily composed of laundry room betterments and laundry equipment installed in connection with new customer leases and the renewal of existing leases.

During the first nine months of 2005 and 2004, we required substantial amounts of new debt financing to fund our 2005 Acquisition and 2004 Acquisition.  Absent extraordinary transactions such as these, we historically have not needed sources of financing other than our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditures and investment requirements. As a result, we anticipate that our cash flow from operations and revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

From time to time, we consider potential acquisitions. We believe that any future acquisitions of significant size would likely require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for other material transactions on terms that we believed to be reasonable. However, it is possible that we may not be able to find acquisition financing on favorable terms in the future.

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

Operating Activities

For the nine months ended September 30, 2005, our source of cash has been primarily from operating activities and, in connection with the 2005 Acquisition, funds borrowed under the 2005 senior credit facilities and our issuance of $150,000 of 7.625% senior notes.  In addition to the 2005 Acquisition, our primary uses of cash have been the purchase of new laundry machines and MicroFridge equipment, and the reduction of debt. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, including interest payments on outstanding indebtedness, capital expenditures and other working capital needs.

For the nine months ended September 30, 2005 and 2004, net cash flows provided by operating activities were $26,559 and $26,445, respectively. Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sales, and general, administration, sales and marketing expenses. The slight increase for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is attributable to ordinary changes in working capital and the addition of the laundry facilities management business acquired in January 2005. The most significant increases in cash flows provided by operating activities was an increase in accounts payable, accrued facilities management rent and accrued expenses. The increase of $10,579 in accounts payable, accrued facilities management rent and accrued expenses is primarily due to a final payment of $3,700 due as part of the 2005 Acquisition as well as the timing of purchases of inventory, capital equipment and services and when such expenditures are due to be paid. The 2005 Acquisition also caused an increase in accrued costs of facilities management revenue at September 30, 2005 as compared to September 30, 2004. Depreciation and amortization expense increased in the period ended September 30, 2005 as compared to the period ended September 30, 2004, due primarily to the 2005 Acquisition.

Investing Activities

For the nine months ended September 30, 2005 and 2004, net cash flows used in investing activities were $113,863 and $53,116, respectively. The increase was due primarily to cash of $106,244 used for the 2005 Acquisition as compared to cash of $40,672 used for the 2004 Acquisition. Other capital expenditures for the first nine months of 2005 and 2004 were $19,950 and $14,618, respectively. This increase of $5,332, or 36%, was primarily the result of more installed laundry equipment being placed in service, and more laundry facilities leases being renegotiated in the first nine months of 2005 than in the same period in 2004, due in part to the addition of laundry facilities contracts acquired with the 2005 Acquisition. Capital expenditures are expected to continue at a higher level due to the increased level of activity resulting from the 2005 Acquisition.

Financing Activities

For the nine months ended September 30, 2005 and 2004, net cash flows provided by financing activities were $95,268 and $28,779, respectively. Cash flows provided by financing activities consist primarily of net proceeds from bank borrowing, and other long-term debt, which increased due to borrowings to fund the 2005 Acquisition. Also included in the periods ended September 30, 2005 and 2004 are the financing costs related to the 2005 senior note offering, 2005 senior credit facilities and an amendment to our 2003 senior credit facilities obtained in January 2004, in connection with the 2005 Acquisition and the 2004 Acquisition.

In connection with the 2005 Acquisition, on January 10, 2005, we and various lenders entered into the 2005 senior credit facilities that consist of an $80.0 million term loan facility and a $120.0 million revolving loan facility, each of which matures on January 10, 2010. The Company used $80.0 million of the term loan facility borrowings, which were subsequently retired in August 2005 as discussed below, and approximately $93.4 million of the revolving loan facility borrowings to finance the 2005 Acquisition and to pay related costs and expenses, and to repay the outstanding obligations under and terminate our 2003 senior credit facilities. The 2005 senior credit facilities are collateralized by a blanket lien on our assets and the assets of our subsidiaries, other than one non-wholly owned subsidiary in which we own a controlling interest, as well as a pledge by us of all the capital stock of these subsidiaries.

Borrowings outstanding under the 2005 senior credit facilities bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.75% to 2.50% (as of September 30, 2005 2.25%) determined quarterly by reference to the funded debt ratio or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.75% to 1.50% (as of September 30, 2005 1.25%), determined quarterly by reference to the funded debt ratio. The average interest rates of our borrowings under the 2005 senior credit facilities at December 31, 2004 and September 30, 2005 were 4.5% and 5.26%, respectively.

Under the 2005 senior credit facilities, we pay a commitment fee equal to a percentage, either 0.375% or 0.50%, determined quarterly by reference to the funded debt ratio, of the average daily-unused portion of the 2005 senior credit facilities. This commitment fee percentage is currently 0.375%.

The credit agreement for the 2005 senior credit facilities includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that we were required to meet as of September 30, 2005 were 4.25 to 1.00, 1.10 to 1.00, and 2.00 to 1.00, respectively. We were in compliance with these and all other financial covenants at September 30, 2005.

The credit agreement for the 2005 senior credit facilities provides for customary events of default, including, but not limited to:(i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by us proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting us or any of our subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against us or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the credit agreement. We were not in default under the 2005 senior credit facilities at September 30, 2005.

On August 16, 2005, we issued $150,000 of senior unsecured notes maturing on August 15, 2015.  Interest on the notes will accrue at the rate of 7.625% per annum payable semiannually in arrears.  On and after August 15, 2010, we will be entitled at our option to redeem all or a portion of these notes at the redemption prices set forth below (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed, during the 12-month period commencing on August 15 of the years set forth below:

Period	Redemption Price
2010	103.813%
2011	102.542%
2012	101.271%
2013 and thereafter	100.000%

Subject to certain conditions, we will be entitled at our option on one or more occasions prior to August 15, 2008 to redeem notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the notes originally issued at a redemption price (expressed as a percentage of principal amount on the redemption date) of 107.625%, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more equity offerings.

Under the terms of the notes, we are required to complete a publicly registered exchange offer for (or alternatively, in some cases, register the resale of) the senior notes for substantially identical senior notes.  If this exchange offer is not completed (or resale registration statement declared effective) on or before March 14, 2006, the annual interest rate of the outstanding senior notes will be increased by 0.25% per annum for the first 90-day period immediately following that date and by an additional 0.25% per annum for each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum, until the exchange offer is complete (or the resale registration statement declared effective).  We have commenced the exchange offer and it is currently scheduled to expire on December 2, 2005.

The terms of senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments; (iii) entering into agreements that restrict distributions from restricted subsidiaries; (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries; (v) transactions with affiliates; (vi) incurrence of liens; (vii) sale/leaseback transactions and (vii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds.

The terms of senior notes provide for customary events of default, including, but not limited to:(i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. We were not in default under the senior notes at September 30, 2005.

The net proceeds of the senior notes were used to retire the term loan and reduce the revolving loan balance outstanding under the 2005 senior credit facility.

On March 4, 2004, we obtained a $4,000 mortgage loan on our corporate headquarters in Cambridge, Massachusetts. The loan bore interest at a rate of LIBOR plus 1.50%, had a twenty-five year amortization schedule, which included quarterly payments of $40 plus interest from September 2004, and had a balloon payment of $3,280 due upon its maturity on December 31, 2008. This loan was repaid and the mortgage released on June 30, 2005 with part of the proceeds of the sale of our corporate headquarters.

We have entered into standard International Swaps and Derivatives Association, or ISDA, interest rate swap agreements to manage the interest rate risk associated with our 2005 senior credit facilities. For a description of our interest rate swap agreements, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of September 30, 2005 is as follows:

Fiscal	Long-term	Interest on	Facilities rent	Capital lease	Operating lease
Year	debt	senior notes	commitments	commitments	commitments	Total
2005 (three months)	$—	$—	$1,696	$328	$384	$2,408
2006	—	11,438	6,437	1,215	984	20,074
2007	—	11,438	5,589	817	538	18,382
2008	—	11,438	4,385	425	357	16,605
2009	—	11,438	3,331	137	306	15,212
Thereafter	171,853	68,623	5,096		334	245,906
Total	$171,853	$114,375	$26,534	$2,922	$2,903	$318,587

Subsequent to September 30, 2005 we entered into a ten-year lease for our corporate headquarters at an annual cost of $942.

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures. However, we may require external sources of financing for any significant future acquisitions.

New Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“SFAS 151”). SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after September 15, 2005. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. We are currently completing our evaluation of the adoption of SFAS 151 and the impact, if any, that this statement will have on our results of operations.

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

SFAS 123R is effective for fiscal years beginning after September 15, 2005, or for us, January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”). SAB 107 expresses views of the SEC regarding the interaction between SFAS and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based compensation for public companies. We are currently completing our evaluation of the adoption of SFAS 123R and the impact that this statement will have on our results of operations. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at September 30, 2005.

	Expected maturity date
(in thousands)	2005		2006		2007	2008		2009		Thereafter	Total
Variable rate	$—		$—		$—	$—		$—		$21,853	$21,853
Average interest rate		%		%			%		%

As required by our 2003 senior credit facilities, we entered into standard International Swaps and Derivatives Association, or ISDA, interest rate swap agreements to manage the interest rate risk associated with our 2003 senior credit facilities. We retained those agreements and entered into additional agreements to manage the interest rate risk associated with our 2005 senior credit facilities. We designated our interest rate swap agreements as cash flow hedges.  As a result of retiring our term loan and paying down the balance of our revolving loan, eight of our swap agreements ceased to qualify for hedge accounting treatment.  The interest rate swap agreement dated June 24, 2003, with a notional amount of $13,571 at September 30, 2005, continues to be accounted for as a cash flow hedge.  Four of the agreements were terminated prior to September 30, 2005.

The table below outlines the details of each remaining interest rate swap agreement:

Date of origin	Original notional amount	Fixed/ amortizing		Notional amount Sept. 30, 2005	Expiration date	Fixed rate
Jun 24, 2003	$20,000	Amortizing		$13,571	Jun 30, 2008	2.34%
Jun 24, 2003	$20,000	Fixed		$20,000	Jun 30, 2008	2.69%
May 2, 2005	$12,000	Fixed	(2)	$—	Sept 30, 2009	4.66%
May 2, 2005	$17,000	Fixed	(1)	$—	Dec 31, 2011	4.69%
May 2, 2005	$10,000	Fixed	(2)	$—	Dec 31, 2011	4.77%

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

The fair value of the interest rate swap agreements is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At September 30, 2005, the fair value of the interest rate swap agreements was $1,440. This amount has been included in other assets on the consolidated balance sheet.

As of September 30, 2005, there was $21,853 outstanding under the revolving line of credit and $400 in outstanding letters of credit. The unused balance under the revolving loan facility was $97,747 at September 30, 2005. The average interest rate was approximately 5.26% at September 30, 2005.

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

PART II – OTHER INFORMATION

Item 6.           Exhibits

Exhibits

4.1

Indenture, dated August 16, 2005, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation and Wachovia Bank, National Association, including a form of the 7 5/8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Current Report of Form 8-K filed by Mac-Gray Corporation on August 18, 2005)

4.2	Form of Mac-Gray Corporation 7 5/8% Senior Notes due 2015 (included in Exhibit 4.1)

10.1

Registration Rights Agreement, dated August 16, 2005, by and among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 99.1 to Current Report of Form 8-K filed by Mac-Gray Corporation on August 18, 2005)

10.2

Amendment No. 1, Waiver and Agreement, dated as of August 2, 2005, to the Credit Agreement dated as of January 10, 2005, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association, as Syndication Agent, and HSBC Bank USA, N.A., Wachovia Bank, National Association and Bank North, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 99.2 to Current Report of Form 8-K filed by Mac-Gray Corporation on August 18, 2005)

*10.3	2005 Director Compensation Arrangements

10.4

Office Lease By and Between Mac-Gray Services, Inc. and 404 Wyman LLC dated as of July 22, 2005 (incorporated by reference to Exhibit 99.1 to Current Report of Form 8-K filed by Mac-Gray Corporation on July 28, 2005)

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
November 10, 2005	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)