Form 10-K
period 2005-12-31
MAC-GRAY CORP
filed 2006-04-03
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

COMMISSION FILE NUMBER 1-13495

MAC-GRAY CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	04-3361982
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)
404 WYMAN STREET, SUITE 400
WALTHAM, MASSACHUSETTS	02451-1212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 487-7600

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer ☐               Accelerated Filer ☐               Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2005 was $61,916,812.

As of March 27, 2006, 12,952,542 shares of common stock of the registrant, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006 are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

Some of the statements made in this report under the captions “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report or in documents incorporated herein by reference are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” and other similar expressions. Investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond the Company’s control and which could materially affect actual results, performance or achievements. Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, without limitation, the factors described under Item 7,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Investors should carefully review all of the factors described therein, which may not be an exhaustive list of the factors that could cause these differences.

Item 1.         Business

Overview

Since its founding in 1927, Mac-Gray Corporation has grown to become the second largest laundry facilities management business in the United States. Through our portfolio of card and coin-operated laundry equipment located in laundry facilities across the country, we provide laundry convenience to residents of multi-unit housing, such as apartment buildings, condominiums, colleges and university residence halls, and hotels and motels. Based on our ongoing survey of colleges and universities, we believe we are the largest provider of such services to the college and university market in the United States. Unless the context requires otherwise, all references in this report to “we,” “our,” “Mac-Gray,” the “Company,” or “us” means Mac-Gray Corporation and its subsidiaries and predecessors. Mac-Gray Corporation was incorporated in Delaware in 1997.

We derive our revenue principally as a laundry facilities management contractor for the multi-unit housing industry. In 2005, 81% of our consolidated revenue was derived from laundry facilities management. We operate laundry rooms under long-term leases with property owners, colleges and universities and governmental agencies. We refer to these leases as “laundry leases” and this business as “laundry facilities management.”  As of December 31, 2005, our laundry facilities management business had revenue-generating laundry equipment operating in 40 states and the District of Columbia.

Our MicroFridge® business operating as Intirion, derives revenue through the sale and rental of a family of patented combination refrigerator/freezer/microwave ovens, or “Units”, and other household appliances, to colleges and universities, military bases, the hotel and motel market, and assisted living facilities. The MicroFridge® business also derives revenue through the sales of commercial laundry equipment to the United States military. Our MicroFridge® business unit is a national distributor of Maytag’s Amana®, Magic Chef® and Maytag brands of appliances using the brand name “Maytag Direct.”®

Our laundry equipment sales unit sells and services commercial laundry equipment manufactured by Maytag Corporation, or “Maytag,” and also sells laundry equipment manufactured by The Dexter Company, Whirlpool Corporation, and American Dryer Corporation. This business unit sells and rents laundry equipment to retail laundromats, restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities. We refer to this business as our “equipment sales business.”

Our reprographics business unit (“Copico”) derives its revenue principally through managing college and municipal libraries’ vended (card or coin-operated) reprographic equipment, with operations concentrated in the Northeast United States.

In January 2005, we restructured portions of our sales organization and the corresponding internal financial reporting of our business segments to improve the sales and marketing efforts associated with the sales of equipment. Whereas in 2004 and prior years, the revenue, costs, and expenses related to the laundry equipment sales and services business were reported in our Laundry and Reprographics business segment, beginning on January 1, 2005, the laundry equipment sales and services business is included in a new business segment entitled “Product Sales.”  Also included in this new business segment is all of the revenue that was previously included in the MicroFridge® reporting business segment. This reporting change results in the Company having two different reporting business segments: “Facilities Management,” which includes the core business of operating laundry rooms in the multi-unit housing industry, and “Product Sales,” which includes the sales of laundry equipment, MicroFridge® products, and other appliances, equipment and related service businesses operated by the Company. Also included in the “Facilities Management” segment is the reprographics revenue and related direct expenses, which are immaterial for business segment reporting purposes. These changes in our reportable business segments are reflected in the financial statements and analysis of the Company’s financial information. For comparative purposes we have reclassified our revenues and gross margins for the years ended December 31, 2003 and 2004 into our current Facilities Management and Product Sales segments

Segment Information

The following is a discussion of each of the Company’s reportable business segments: (i) Facilities Management and (ii) Product Sales. Financial information with regard to each business segment is reported under Note 14 to the Company’s consolidated financial statements included in this report.

Facilities Management Segment

Mac-Gray’s Facilities Management segment includes both our laundry facilities management business and reprographics facilities management business. For the years ended December 31, 2004 and 2005, our facilities management segment accounted for approximately 77% and 82% of our total revenue and 69% and 80% of our gross margin, respectively.

Laundry Facilities Management Business

A substantial portion of our Facilities Management segment’s and our total revenue is derived through our laundry facilities management business, through which we act as a laundry facilities management contractor with property owners or managers. For the year ended December 31, 2005 the laundry facilities management business accounted for approximately 81.3% of the Company’s consolidated revenue. Under Mac-Gray’s long-term leases, the Company typically receives the exclusive right to service laundry rooms within a multi-unit housing property in exchange for a negotiated percentage of the total revenue collected (this percentage is referred to herein as “facilities management rent.” During the past five years, we have been able to retain approximately 97% of our equipment base per year. During this same period, excluding the acquisition of the western and southern laundry facilities management assets of Web Service Company, Inc (“Web”) in January 2005 (the “2005 Acquisition”) and the acquisition of the eastern region laundry facilities management assets from Web in January 2004 (the “2004 Acquisition”), we have been able to add an average of 4% per year to our equipment base through internally generated growth. Mac-Gray believes that its ability to retain its existing equipment base, while growing that base through internally generated growth in equipment installations, is indicative of its service of, and attention to, property owners and managers. The Company has also been able to provide its customers with card and proprietary technologies, and continues to invest in research and development of such technologies. The property owner or manager is usually responsible for maintaining, cleaning, and the security of the premises and payment of utilities. Mac-Gray leases space within a property, in some instances improves the leased space with flooring, ceilings and other improvements (“betterments”), and then installs and services the laundry equipment and collects the payments. Mac-Gray generally has the ability to set and adjust the vending pricing for its equipment based upon local market conditions.

Mac-Gray has centralized its administrative and marketing  operations at its corporate headquarters in Waltham, Massachusetts. Mac-Gray also operates sales and/or service centers in Connecticut, Florida (three locations,) Georgia, Illinois, Maine, Maryland, Massachusetts ( two locations,) New York (two locations,) North Carolina, Tennessee, New Jersey, Arizona (two locations,) Colorado, Louisiana, New Mexico, Oregon, Texas (three locations,) Utah, and Washington.

Mac-Gray also generates revenue by leasing equipment to commercial laundry customers who choose neither to purchase equipment nor to become a laundry facilities management customer but wish to maintain their own laundry rooms. This leasing program generated revenues of $3.6 million and $2.6 million for the years ended December 31, 2005 and 2004, respectively, and is included in the laundry facilities management business unit.

Mac-Gray’s laundry facilities management business has certain intrinsic characteristics in both its industry and its customer base, including the following:

Revenue.   Mac-Gray operates as a laundry facilities management contractor under long-term leases or arrangements with property owners or managers. Mac-Gray’s efforts are designed to maintain these customer relationships over the long-term. Our typical lease has an original average term of approximately seven years, with an option to renew if mutually agreed upon by us and the owner or manager. In each of the past five years, we have been able to retain approximately 97% of our equipment base per year.

Customers.   As of March 15, 2006, Mac-Gray provided laundry services to approximately 53,500 laundry rooms located in 40 states in the Northeast, Southern, Midwest, and Northwest United States, as well as the District of Columbia. As of March 15, 2006, no customer represented more than 1% of Mac-Gray’s equipment base. Mac-Gray serves customers in multi-unit housing facilities, including apartment buildings, colleges and university residence halls, condominiums and public housing complexes.

Seasonality.   The Company experiences moderate seasonality as a result of its operations in the college and university market. Revenues derived from the college and university market represented approximately 17% of the laundry facilities management revenue for 2005. Academic facilities management revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, the Company increases its operating and capital expenditures during a significant portion of the third calendar quarter, when it has its greatest product installation activities, which is when most colleges and universities are not in session. Product sales, principally of MicroFridge® products, to this market are typically higher during the third calendar quarter as compared to the rest of the calendar year, somewhat offsetting the seasonality effect of the laundry facilities management business unit. The Web laundry facilities management assets acquired in January 2005 did not significantly affect the degree of seasonality experienced by the Company.

Competition.   The laundry facilities management industry is highly competitive, capital intensive and requires the delivery of reliable and prompt service to customers. Mac-Gray believes that customers consider different factors in selecting a laundry facilities management contractor, including customer service, reputation, facilities management rent rates, including advance rents, and range of products and services. Mac-Gray believes that different types of customers assign varied weight to each of these factors and that no one factor alone determines a customer’s selection of a laundry facilities management contractor. Within any given geographic area, Mac-Gray may compete with local independent operators, regional and multi-region operators,, and one national operator. The industry is highly fragmented; consequently, Mac-Gray has grown by acquisitions, as well as through new equipment placement. As of March 15, 2006, Mac-Gray believes that it is the second largest card or coin-operated laundry facilities management contractor in the United States.

Impact of Vacancy Rates.   The Company’s laundry facilities management revenue is affected by changes in the multi-unit housing vacancy rates. As the United States economy began to slow down in 2001, the vacancy rates in the multi-unit housing market increased. This increase had a negative affect on the Company’s laundry facilities management revenue. As these vacancy rates continued to increase throughout 2002 and 2003 the Company believes laundry facilities management revenue was negatively affected by approximately 2%. Beginning in 2004 the Company experienced increases in laundry facilities management revenue in several of its key markets, which the Company believes was due, in part, to decreases in multi-unit housing vacancy rates in those markets. Independent data shows the vacancy rate in many of the Company’s markets has begun to decline, but remains higher than in 2001. The Company’s markets that have been most affected by increased vacancy rates have been in the southern states, particularly Florida, Georgia and North Carolina. Vacancy rates have not increased to the same extent in the Company’s other markets.

Suppliers.   The Company currently purchases a large portion of the equipment that it uses in its laundry facilities management business from Maytag. In addition, the Company derives a portion of its revenue, as well as certain competitive advantages, from its position as a distributor of Maytag commercial laundry products. The Company’s relationship with Maytag began in 1927. Although either party upon written notice may terminate the purchase and distribution agreements between the Company and Maytag, the Company has never had such an agreement terminated by Maytag. A termination of, or substantial revision of the terms of, the contractual arrangements or business relationships with Maytag could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects.

Reprographics Facilities Management Business

Our reprographics facilities management business unit, operating as Copico, is a provider of card and coin-operated reprographics equipment and services to the academic and public library markets in the Northeast, and to a lesser extent in the Mid-Atlantic and the Midwest. Copico provides and services copiers and laser printers for the libraries of colleges, universities, graduate schools and public libraries. Copico represented approximately 1% of the Company’s consolidated revenue in 2005.

Copico’s revenue and corresponding operating income have been declining since 1999 when college libraries, followed by public libraries, began to make reference material electronically available to patrons. Revenue in this segment has decreased since 1999 by approximately 58%. Electronic availability, widespread conversion to laser printers (free of charge in many school libraries) and other technical advancements have led to reduced use of vended copy machines resulting in reduced revenue at several accounts. As a result, since 2002, the Company has elected either not to renew, or to terminate contracts with several customers, which were either not sufficiently profitable or forecasted to be unprofitable. The Company expects this trend to continue.

Product Sales Segment

Mac-Gray’s Product Sales segment includes both MicroFridge® and Laundry Equipment Sales. For the years ended December 31, 2004 and 2005, our product sales segment accounted for approximately 23% and 18% of our total revenue and 31% and 20% of our gross margin, respectively.

MicroFridge® Sales Business

Revenue.   Our MicroFridge® business unit consists of supplying combination refrigerator/freezer/microwave ovens, or Units, under the brand name MicroFridge® to multi-unit housing facilities such as military bases, hotels, motels, colleges and universities and assisted living facilities. The MicroFridge® business unit revenue includes sales of Units under the brand name MicroFridge® to a customer base which includes hospitality and assisted living facilities, military housing and colleges and universities. The MicroFridge® business unit is a national distributor of Maytag’s Amana®, Magic Chef® and Maytag brands of kitchen appliances using the brand name “Maytag Direct.”® For the years ended December 31, 2004 and 2005, our MicroFridge business unit accounted for approximately 15% and 12% of our total revenue, respectively.

Products.   The MicroFridge® product line with Safe Plug™ is a family of patented combination refrigerator/freezer/ microwave ovens. The Units’ patented circuitry has proven to be an important feature for those customers who have concerns about electrical capacity and seek a safer alternative to hot plates and other cooking or heating appliances. MicroFridge® sales efforts have been focused on such “home-away-from-home” markets as military bases, hotels, motels, colleges and universities and assisted living facilities.

Mac-Gray believes that the MicroFridge® Units product line enhances the Company’s ability to provide multiple amenities to both its current customer base as well as future customers seeking one source to fill multiple needs.

Customers.   The MicroFridge® business unit revenue is derived from both the sale and rental of MicroFridge® Units and related products. In 2005, the largest market was the hospitality lodging industry and assisted living market throughout the United States, which we sell both directly and through an independent dealer network. The second largest market was government living, consisting principally of military bases. In this market, the MicroFridge® Unit product line is available through government contracts with various governmental agencies. MicroFridge® Units have been installed at selected United States government facilities throughout the world. MicroFridge® Units are also sold and leased to the academic living market. The academic living market is composed of more than 1,800 colleges and universities across the United States that have on-campus residence halls.

Competition.   In addition to large direct sellers, the MicroFridge® segment also competes with the major retail stores and local and regional distributors who sell various brand-name compact refrigerators as well as microwave ovens in the markets served by MicroFridge®. Although we hold a patent on combination units utilizing internal circuitry, there has been increased competition from “similar look” products utilizing an external circuitry control mechanism. There also exists local and regional competition in the MicroFridge® rental business. Management believes that its expertise gained from being the first entrant in the market enables it to compete effectively against new entrants in the combination appliance business. MicroFridge®’s principal competitors include Absocold, Avanti, General Electric, Sanyo Fisher Sales, Sears, Tatung, Home Depot, Lowe’s, Wal-Mart, and several companies focused on the college rental marketplace.

Suppliers.   The MicroFridge® business unit maintains original equipment manufacturer, or “OEM” arrangements with two primary manufacturers: Sanyo E&E Corporation, and Nisshin Industry Co. Ltd. The principal patent underlying the MicroFridge® product is held jointly by Sanyo and us. The patented circuitry of the MicroFridge® Units is marketed under the trade name Safe Plug™. In 1997 Sanyo signed a non-competition agreement with us whereby Sanyo is precluded from entering the MicroFridge® market, provided that certain minimum annual quantities of products are purchased from Sanyo. These quantity requirements were met in 2005. The OEM agreement with Nisshin Industry Co. Ltd. is renewable year to year unless terminated with proper notice.

Laundry Equipment Sales and Services Business

Through its equipment sales and services business, Mac-Gray is a significant distributor for several major laundry equipment manufacturers, primarily Maytag. Mac-Gray does not manufacture any of the commercial laundry equipment that it sells. As an equipment distributor, Mac-Gray sells commercial laundry equipment to public laundromats, as well as to the multi-unit housing industry. In addition, Mac-Gray sells commercial laundry equipment directly to institutional purchasers, including hospitals, restaurants, and hotels, for use in their own on-premises laundry facilities. Mac-Gray is certified by the manufacturers to service the commercial laundry equipment that it sells. All installation and repair services are provided on an occurrence basis, not on a contractual basis. Related revenue is recognized at the time the installation service, or other service, is provided to the customer. For the years ended December 31, 2004 and 2005, our laundry equipment sales business unit accounted for approximately 8% and 6% of our total revenue, respectively.

Employee Base

As of March 15, 2006, the Company employed 743 full-time employees. No employee is covered by a collective bargaining agreement and the Company believes that its relationship with its employees is good.

Operating Characteristics

The Company maintains a corporate staff as well as centralized finance, human resources, legal services, information technology and marketing departments. Regionally, the Company maintains service centers and warehouses staffed by service technicians, collectors, customer service representatives and inventory handlers. These facilities service the Facilities Management segment as well as laundry equipment sales.

The Facilities Management segment’s sales and marketing efforts are conducted primarily by employees of the Company. Outside service providers are used periodically for various matters, including advertising, research, and equipment installation. The Product Sales segment uses an internal sales force and independent distributors in parts of the United States where business opportunities do not warrant a direct sales force.

Backlog

Due to the nature of the Company’s laundry facilities management business, backlogs do not exist in that business. There is no significant backlog of orders in the Company’s two sales businesses.

Contact Information

The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission, or “SEC”. Company reports filed with the SEC are available at the SEC’s website at www.sec.gov and the Company’s website at www.macgray.com. The information contained on our website is not included as a part of, or incorporated by reference into, this annual report on Form 10-K.

The Company’s corporate offices are located at 404 Wyman Street, Suite 400, Waltham, Massachusetts, 02451-1212. The Company’s telephone number is (781) 487-7600; its fax number is (781) 487-7606, and its email address for investor relations is ir@macgray.com.

Item 1A.                Risk Factors

This annual report on Form 10-K contains statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of the Company’s future results of operations or financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. These risks, uncertainties and other factors may cause the Company’s actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are as follows:

If we are unable to establish new laundry leases, renew our existing laundry leases or retain relationships with our customers who are not subject to leases, our business, results of operations, cash flows and financial condition could be adversely affected.

Our laundry facilities management business unit, which provided 81.3% of our total revenue for the year ended December 31, 2005, is highly dependent upon the renewal of leases with property owners or property management companies. Leases that we have entered into or renewed since 2001 provide for an average initial term of seven years. Approximately 10% to 15% of our leases are up for renewal each year. We have traditionally relied upon exclusive, long-term leases with our customers, as well as frequent customer interaction and an emphasis on customer service, to assure continuity of financial and operating results. We cannot guarantee that in the future we will be able to establish long-term leases with new customers or renew existing long-term leases as they expire on favorable terms, or at all.

Failure by us to continue to establish long-term leases with new customers, or to successfully renew existing long-term leases as they expire, could have a material adverse effect on our business, results of operations, cash flows and financial condition. Further, approximately 10% of our customers are not subject to leases, are subject to short-term leases of less than one year remaining or have the right to terminate their lease with us at their option. Failure to retain these customers could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We face strong competition in the outsourced laundry facilities management industry.

The outsourced laundry facilities management industry is highly competitive, and we compete for long-term leases, both locally and nationally, with property owners and other operators in the industry. We compete based on customer service, reputation, facilities management rent rates, incentive payments, a range of products and services. Smaller local and regional operators typically have long-standing relationships with property owners and managers in their specific geographic market. As such, we may have difficulty penetrating such markets, as property owners and managers may be resistant to terminating such long-standing relationships. We also compete with property owners as there is no guarantee that property owners will continue to outsource their laundry facilities management to operators. Nationally, there is one competitor, Coinmach Corporation, in the industry with a larger installed equipment base than us. Competition in the industry may make it more difficult and more expensive to consummate acquisitions in the future and to maintain and expand our installed equipment base. In addition, some of our competitors may have less indebtedness than we do, and therefore, more of their cash is potentially available for business purposes other than debt service. We cannot assure you that our results of operations, cash flows or financial condition will not be materially and adversely affected by competition, or that we will be able to maintain our profitability if the competitive environment changes.

Our cash flows may not be sufficient to finance the significant capital expenditures required to replace equipment and implement new technology or make incentive payments to property managers.

We must continue to make capital expenditures in order to maintain and replace our installed equipment base and implement new technology in our equipment. We must also make incentive payments to some property managers in order to secure new customer leases and renew existing customer leases. While we anticipate that existing capital resources, as well as cash from operations, will be adequate to finance anticipated capital expenditures and incentive payments for at least the next year, we cannot assure you that our resources or cash flows will be sufficient. To the extent that available resources are insufficient to fund our capital needs, we may need to raise additional funds through public or private financings or curtail certain expenditures. These financings may not be available on favorable terms, or at all, and, in the case of equity financings, could result in dilution to stockholders.  If we cannot maintain or replace our equipment as we require or implement our new technologies, our results of operations, cash flows and financial condition could be materially and adversely affected.

If we are unable to continue our relationships with Maytag and other equipment suppliers, our revenues could be reduced, and our ability to meet customer requirements could be materially and adversely affected.

We purchase substantially all of the equipment that we use in our laundry facilities management business unit from Maytag. In addition, we derive a significant amount of our product sales revenue from our position as a distributor of Maytag commercial laundry products. While Maytag has never terminated any agreement it has with us, we cannot assure you that Maytag will continue its relationship with us. If Maytag terminates its relationship with us, our results of operations, cash flows and financial condition could be materially and adversely affected, and further, we may be unable to replace our relationship with Maytag with a comparable company on favorable terms, or at all.

In addition, the recent sale of Maytag to Whirlpool Corp. may adversely impact or bring uncertainty to our relationship with Maytag. We are unable to predict what effect, if any, the change of control of Maytag may have on us or our business relationship with Maytag.

In addition, we currently obtain the products used by our MicroFridge business from two suppliers. If either of these suppliers terminates or demands a substantial revision of the contracts or business relationships currently in place, we may be unable to find a replacement in a timely manner, on favorable terms, or at all, which could adversely affect our results of operations and our ability to meet customer demands.

The MicroFridge business has a non-competition agreement with Sanyo whereby Sanyo is precluded from entering the MicroFridge market provided that certain minimum annual quantities of products are purchased from Sanyo. If we are unable to meet the minimum requirements stipulated in the agreement, Sanyo may enter the MicroFridge market and, as a result, our market share may decrease. In addition, as our agreement with Sanyo has a one year term and is re-negotiated annually, there is a possibility that Sanyo may choose not to renew the agreement.

An increase in multi-unit housing sector vacancy rates in the markets in which we conduct business could adversely affect our facilities management revenue.

Our facilities management revenue from our operation of card and coin-operated laundry equipment, particularly in the multi-unit housing sector, depends partially upon the level of tenant occupancy. The number of apartments occupied in an apartment building with a vended laundry facility directly affects our revenue. Extended periods of reduced occupancy in our clients’ buildings can adversely affect our operations. The level of occupancy can be adversely affected by many market and general economic conditions, all of which are beyond our control, including:

•       local economic recessions and increases in the unemployment rate;

•       oversupply of apartments; and

•       conversion of apartment units to condominiums.

If we are unable to access capital on acceptable financial terms, our ability to consummate acquisitions will be limited.

The success of our long-term growth strategy is partially dependent upon our ability to identify, finance and consummate acquisitions on acceptable financial terms. Access to capital is subject to the following risks:

•       use of common stock as acquisition consideration may result in dilution to stockholders;

•       if our common stock does not maintain a sufficient valuation or if potential acquisition candidates are unwilling to accept shares of our common stock, then we would be required to increase our use of cash resources or other consideration to consummate acquisitions;

•       if we are unable to generate sufficient cash for acquisitions from existing operations, we will not be able to consummate acquisitions unless we are able to obtain additional capital through external financings, which we cannot assure you that we would be able to consummate on commercially reasonable terms, or at all;

•       funding future acquisitions through debt financing would result in additional leverage; and

•       the agreements governing our indebtedness include significant limitations on our ability to borrow money for acquisitions and other purposes and, as a result, we may not be able to take advantage of acquisition opportunities.

We may have difficulties integrating future acquisitions into our business.

We have in the past, and intend to in the future, engage in acquisitions to continue the expansion of our laundry facilities management business unit. The failure to successfully complete the integration of any acquisition would adversely affect our business and results of operations.

Any future acquisitions could involve numerous risks, including:

•       potential disruption of our ongoing business and distraction of management;

•       difficulty integrating the operations of the acquired businesses;

•       unanticipated expenses related to equipment, maintenance and technology integration;

•       exposure to unknown liabilities, including litigation against the companies that we may acquire;

•       additional costs due to entering new geographic locations and duplication of key talent;

•       potential loss of key employees or customers of the acquired businesses;

•       the inability to achieve anticipated synergies or increase the revenue and profit of the acquired business; and

•       the expenditure of a disproportionate amount of money and time integrating acquired businesses, particularly operations located in new geographic regions and operations involving new lines of business.

We may not be successful in addressing these risks or any other problems encountered in connection with any acquisitions.

Our MicroFridge products may be susceptible to product liability claims for which our current levels of insurance coverage may not be adequate.

Through our MicroFridge business, we market and distribute combination refrigerator/freezer/microwave oven units under the brand name MicroFridge. The sale and distribution of MicroFridge units, as well as other products, entails a risk of product liability claims. Further, although MicroFridge units are manufactured by third parties under contract with us, we may still be subject to risks of product liability claims related to MicroFridge units. Potential product liability claims may exceed the amount of our product liability insurance coverage or may be excluded from that coverage. We cannot assure you that we will be able to renew our existing product liability insurance at a cost and level of coverage comparable to that currently in place, if at all. In the event that our MicroFridge business is held liable for a claim for which it is not indemnified or for damages exceeding the limits of our product liability insurance coverage, the claim could have a material adverse effect on our business, results of operations and financial condition.

Inability to protect our trademarks and other proprietary rights could adversely impact our competitive position.

We rely on patents, copyrights, trademarks, trade secrets, confidentiality provisions and employee and third-party non-disclosure and non-solicitation agreements to establish and protect our intellectual property and proprietary rights. We cannot be certain that steps we have taken to protect our intellectual property and proprietary rights will be adequate or that third parties will not infringe or misappropriate any of our intellectual property or proprietary rights. While we have periodically made filings with the U.S. Patent and Trademark Office, we have traditionally relied upon the protections afforded by contract rights and common law ownership rights, and we cannot assure you that these contract rights and common law ownership rights will adequately protect our intellectual property and proprietary rights. Any infringement or misappropriation of our intellectual property and proprietary rights could damage their value and could have a material adverse effect on our business, results of operations and financial condition. We may have to engage in litigation to protect our rights to our intellectual property and proprietary rights, which could result in significant litigation expenses and require a significant amount of management’s time.

We own or license several registered and unregistered trademarks, including Mac-Gray, Web, MicroFridge and LaundryView, that we use in the marketing and sale of our products. However, the degree of protection that these trademarks afford us is unknown and these trademarks may expire or be terminated. In the event that someone infringes on or misappropriates our trademarks, the brand images and reputations which we have developed could be damaged, which could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on key personnel, and the loss of any of our key personnel could have a material adverse effect on our business, results of operations and financial condition.

Our continued success will depend largely on the efforts and abilities of our executive officers, management teams and certain other key employees. The loss of any of these officers or other key employees could result in inefficiencies in our operations, lost business opportunities or the loss of one or more customers. See “Management.”

We have significant intangible assets and goodwill, the value of which might not be realized in the event of a sale or liquidation of our businesses.

At December 31, 2005, approximately $154.7 million, or 47.9%, of our total assets were intangible assets, consisting primarily of contract rights, and goodwill. In the event of a sale or liquidation, there can be no assurance that the value of our intangible assets would be realized.

We face risks associated with environmental regulation.

Our business and operations are subject to federal, state and local environmental laws and regulations, including those governing the discharge of pollutants, the handling, generation, storage and disposal of hazardous materials, substances and wastes and the cleanup of contaminated sites. In connection with current or historical operations by us or at our sites, we could incur substantial costs, including clean-up costs, fines and civil or criminal sanctions, and third-party claims for property damage or personal injury, as a result of violations of, or liabilities under, environmental laws and regulations. While we are not aware of any existing or potential environmental claims against us that are likely to have a material adverse effect on our business or financial condition, we cannot guarantee you that we will not in the future incur liability or other costs under environmental laws and regulations that could have a material adverse effect on our business or financial condition.

We are controlled by a concentrated group of stockholders, whose interests could be in conflict with yours.

As of December 31, 2005, our directors, executive officers, and certain of our stockholders related to such persons and their affiliates beneficially owned in the aggregate approximately 47.3% of the outstanding shares of our common stock. See “Principal stockholders” and “Management.” This percentage ownership does not include options to purchase 405,000 shares of our common stock held by some of these persons, which are exercisable at or 60 days subsequent to December 31, 2006. If all of these options had been exercised as of December 31, 2005, then these stockholders and their affiliates would have beneficially owned 50.4% of the outstanding shares of our common stock. Additionally, we have entered into a stockholders’ agreement, dated June 26, 1997, with some of these stockholders that gives them rights of first offer to purchase shares of our common stock offered for sale by another stockholder party thereto. See “Certain relationships and related transactions.” As a result of this concentration in ownership, these stockholders, acting together, have the ability to significantly influence the outcome of the election of directors and all other matters requiring approval by a majority of stockholders. Circumstances may arise in which the interests of this group of stockholders could be in conflict with interests of other stockholders.

Provisions in our charter and bylaws, Delaware Law, and the shareholder rights agreement could have the effect of discouraging takeovers.

Specific provisions of our charter and bylaws, as described below; sections of the corporate law of Delaware; the shareholder rights agreement, and powers of our Board of Directors may discourage takeover attempts not first approved by the Board of Directors, including takeovers which some stockholders may deem to be in their best interests. These provisions and powers of the Board of Directors could delay or prevent the removal of incumbent directors or the assumption of control by stockholders, even if the particular removal or assumption of control would be beneficial to stockholders. These provisions and powers of the Board of Directors could also discourage or make more difficult a merger, tender offer or proxy contest, even if these events would be beneficial, in the short term, to the interests of stockholders. The anti-takeover provisions and powers of the Board of Directors include, among other things:

•       the ability of our Board of Directors to issue shares of preferred stock and to establish the voting rights, preferences and other terms of such preferred stock;

•       a classified Board of Directors serving staggered three-year terms;

•       the elimination of stockholder voting by written consent;

•       the absence of cumulative voting for directors;

•       the removal of directors only for cause;

•       the vesting of exclusive authority in our Board of Directors to determine the size of the Board of Directors and, subject to the rights of holders of any series of preferred stock, if issued, to fill vacancies thereon;

•       the vesting of exclusive authority in our Board of Directors, except as otherwise required by law, to call special meetings of stockholders;

•       advance notice requirements for stockholder proposals and nominations for election to the Board of Directors;

•       ownership restrictions, under the corporate law of Delaware, with limited exceptions, upon acquirers including their affiliates and associates of 15% or more of its common stock; and

•       our entry into a shareholder rights agreement providing for the issuance of rights that will cause substantial dilution to a person or group of persons that acquires 15% or more of the common shares unless the rights are redeemed.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Mac-Gray rents approximately 32,000 square feet in Waltham, Massachusetts which it uses as its corporate headquarters and houses the Company’s administrative and central services. Mac-Gray owns a sales and service facility in Tampa, Florida consisting of approximately 12,000 square feet. At December 31, 2005, Mac-Gray leased the following regional facilities, which are largely operated as sales and service facilities, although limited administrative functions are also performed at many of them:

	Approximate	Annual	Expiration
Location	Square Footage	Rental Rate	Date
Albuquerque, New Mexico	6,600	$43,800	4/2007
Buda, Texas	7,000	46,200	1/2009
Buffalo, New York	10,000	52,800	9/2008
Charlotte, North Carolina	10,640	60,885	3/2008
College Station, Texas	1,250	6,540	10/2006
Deerfield Beach, Florida	8,300	68,475	5/2007
Deerfield Beach, Florida	2,000	24,868	1/2007
Denver, Colorado	5,000	28,021	9/2010
East Brunswick, New Jersey	9,600	81,264	7/2010
East Hartford, Connecticut	14,900	76,128	5/2006
Eugene, Oregon	2,500	17,580	6/2008
Euliss, Texas	10,000	43,900	4/2007
Gurnee, Illinois	22,521	152,812	4/2011
Hendersonville, Tennessee	11,000	51,000	4/2006
Houston, Texas	10,687	59,396	10/2010
Jessup, Maryland	10,361	75,402	3/2007
Lake City, Florida	1,125	7,704	4/2007
Lithia Springs, Georgia	10,675	62,055	2/2011
Oklahoma City, Oklahoma	2,250	11,475	11/2007
Orlando, Florida	2,100	20,849	12/2006
Phoeniz, Arizona	25,920	102,000	4/2007
Portland, Oregon	10,000	61,080	3/2011
Salt Lake City, Utah	4,750	28,740	6/2008
Seattle, Washington	9,218	18,750	5/2006
Syracuse, New York	8,400	44,520	10/2008
Tucson, Arizona	4,676	41,600	4/2007
Walpole, Massachusetts	19,000	148,555	5/2006
Waltham, Massachusetts	32,000	962,641	11/2015
Westbrook, Maine	5,625	46,927	7/2011
Woburn, Massachusetts	40,000	190,000	2/2016

All properties are primarily utilized for the laundry facilities management business except for the Walpole, Massachusetts facility, which is utilized by both the Product Sales segment and Copico. The Product Sales segment also leases space at public warehouses, where rent is based on handling and the number of Units stored.

Through the first quarter of 2006, Mac-Gray continued to rent a portion of its former offices in Cambridge, Massachusetts while the branch operation relocated to Woburn, Massachusetts.

Mac-Gray believes that its properties are generally well maintained and in good condition. Mac-Gray believes that its properties are adequate for present needs and that suitable additional or replacement space will be available as required.

Item 3.                        Legal Proceedings

From time to time Mac-Gray is a party to litigation arising in the ordinary course of business. There can be no assurance that Mac-Gray’s insurance coverage will be adequate to cover any liabilities resulting from such litigation. In the opinion of management, any liability that Mac-Gray might incur upon the resolution of currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business and operations are subject to federal, state and local environmental laws and regulations, including those governing the discharge of pollutants, the handling, generation, disposal and storage of hazardous materials and wastes, and the cleanup of contaminated sites. In connection with current or historical operations by us or at our sites, we could incur substantial costs, including clean-up costs, fines and civil or criminal sanctions, and third-party claims for property damage or personal injury, as a result of violations of, or liabilities under, environmental laws and regulations. We believe that our operations are in material compliance with applicable environmental laws and regulations.

Item 4                           Submission of Matters to a Vote of Security Holders

No matters were submitted to vote of security holders during the fourth quarter of 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Mac-Gray common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “TUC.”

The following table sets forth the high and low sales prices for Mac-Gray common stock on the NYSE for the periods indicated.

	Year Ended		Year Ended
	December 31,		December 31,
	2004		2005
	High	Low	High	Low
First Quarter	$6.62	$5.16	$8.74	$7.77
Second Quarter	7.05	6.14	9.17	8.50
Third Quarter	7.06	6.45	12.95	9.30
Fourth Quarter	8.09	7.15	13.24	10.70

As of March 27, 2006 there were 147 shareholders of record of Mac-Gray common stock.

The Company does not currently pay dividends to the holders of Mac-Gray common stock. The Company currently intends to retain future earnings, if any, for the development of its businesses and does not anticipate paying cash dividends on its common stock in the foreseeable future. Future determinations by the Board of Directors to pay dividends on the Company’s common stock would be based primarily upon the financial condition, results of operations, and business requirements of the Company. Dividends, if any, would be payable at the sole discretion of the Board of Directors out of the funds legally available therefor. In addition, the payment of dividends is restricted under the Company’s 2005 senior credit facility.

Item 6.                        Selected Financial Data (Dollars in thousands, except per share data)

Set forth below are selected historical financial data as of the dates and for the periods indicated. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements of Mac-Gray and the notes thereto included elsewhere in this report.

	Year Ended December 31,
	2001	2002	2003	2004(1)	2005(2)
Statement of Income Data:
Revenue	$152,069	$150,368	$149,656	$182,694	$260,623
Cost of revenue:
Cost of facilities management revenues	74,300	73,961	73,409	94,459	143,156
Depreciation and amortization	19,276	16,501	16,723	20,747	31,337
Cost of product sales	27,551	27,494	28,217	29,874	35,069
Total cost of revenue	121,127	117,956	118,349	145,080	209,562
Operating expenses:
General and administration	8,823	9,359	9,519	11,078	14,164
Sales and marketing	10,994	11,125	11,341	13,005	16,097
Depreciation	1,201	1,197	1,100	1,047	1,189
Gain on sale of assets	(52)	(192)	(145)	(1,208)	(10,735)
Loss on early extinguishment of debt	—	—	381	183	668
Total operating expenses	20,966	21,489	22,196	24,105	21,383
Income from operations	9,976	10,923	9,111	13,509	29,678
Interest expense, net	(5,164)	(4,578)	(2,807)	(4,312)	(10,939)
Gain related to derivative instruments	—	—	—	—	1,876
Gain on sale of lease receivables	—	—	836	—	—
Other expense, net	(28)	(4)	—	—	—
Income before provision for income taxes and effect of change in accounting principle	4,784	6,341	7,140	9,197	20,615
Provision for income taxes	(2,299)	(2,567)	(3,036)	(3,934)	(8,563)
Net income before effect of change in accounting principle	2,485	3,774	4,104	5,263	12,052
Effect of change in accounting principle, net of tax(3)	—	(906)	—	—	—
Net income available to common stockholders	$2,485	$2,868	$4,104	$5,263	$12,052
Net income per common share before the effect of change in accounting principle—basic	$0.20	$0.30	$0.32	$0.41	$0.94
Net income per common share before the effect of change in accounting principle—diluted	$0.20	$0.30	$0.32	$0.40	$0.91
Net income per common share—basic	$0.20	$0.23	$0.32	$0.41	$0.94
Net income per common share—diluted	$0.20	$0.23	$0.32	$0.40	$0.91
Weighted average common shares outstanding—basic	12,645	12,661	12,635	12,702	12,864
Weighted average common shares outstanding—diluted	12,647	12,664	12,741	13,028	13,283

	Year Ended December 31,
	2001	2002(3)	2003(3)	2004(1)(3)	2005(2)(3)
Other Financial Data:
EBITDA(4)	30,425	27,711	27,770	35,303	64,080
Depreciation and amortization	20,477	17,698	17,823	21,794	32,526
Capital expenditures(5)	12,779	13,334	15,372	17,826	26,380
Cash flows provided by operating activities	18,473	26,835	24,480	37,108	40,817
Cash flows used in investing activites	(11,917)	(12,436)	(12,802)	(57,101)	(123,166)
Cash flows (used in) provided by financing activities	(8,046)	(14,608)	(11,398)	21,188	86,904
Balance Sheet Data (at end of period):
Working capital	195	(2,601)	5,247	(2,737)	(2,507)
Long-term debt and capital lease obligations, including current portion	70,219	56,825	50,873	73,328	166,678
Long-term debt and capital lease obligations, net of current portion	62,572	47,975	47,254	67,225	165,493
Total assets	167,895	162,379	162,005	202,330	324,083
Stockholders' equity	60,574	63,688	68,729	75,936	88,601

1.                  Includes the results of operations of the eastern region laundry facilities management assets acquired on January 16, 2004 from Web Service Company, Inc. for approximately $42,000.

2.                  Includes the results of operations of the western region laundry facilities management assets acquired on January 10, 2005 from Web Service Company, Inc. for approximately $113,000.

3.                  The financial data for the years ended December 31, 2002, 2003, 2004 and 2005 includes the adoption of FAS 142.

4.                  EBITDA is defined as net income before provision for income taxes, depreciation and amortization expense, and interest expense. Adjusted EBITDA is EBITDA further adjusted to exclude the items described in the table below. We have excluded these items because we believe they are not reflective of our ongoing operating performance. EBITDA and Adjusted EBIDTA are included in this report because they are a basis upon which our management assesses our operating performance. EBITDA and Adjusted EBITDA are not measures of our liquidity or financial performance under GAAP and should not be considered as alternatives to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. The use of EBITDA and Adjusted EBITDA instead of net income has limitations as an analytical tool, including the exclusion of interest expense and depreciation and amortization expense, which represent significant and unavoidable operating costs given the level of indebtedness and the capital expenditures needed to maintain our business. Management compensates for these limitations by relying primarily on our GAAP results and by using EBITDA and Adjusted EBITDA only supplementally. Our management believes EBITDA and Adjusted EBITDA are useful to investors because they help enable investors to evaluate our business in the same manner as our management and because they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income to EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2001	2002	2003	2004(1)		2005(2)
Net income	$2,485	$2,868	$4,104	$5,263		$12,052
Add:
Provision for income taxes	2,299	2,567	3,036	3,934		8,563
Cost of revenue, depreciation and amortization expense	19,276	16,501	16,723	20,747		31,337
Operating expenses, depreciation and amortization expense	1,201	1,197	1,100	1,047		1,189
Interest expense, net	5,164	4,578	2,807	4,312		10,939
EBITDA	$30,425	$27,711	$27,770	$35,303		$64,080
Add (Subtract):
Gain on sale of certain assets, net	$—	$—	$—	$(1,218	)(a)	$(10,767	)(b)
Gain related to derivative instruments	—	—	—	—		$(1,876)
Loss related to 2005 hurricanes	—	—	—	—		316
Loss on early extinguishment of debt	—	—	—	183		668
Effect of change in accounting principle	—	(906)	—	—		—
Adjusted EBITDA	$30,425	$26,805	$27,770	$34,268		$52,421

(a)           Represents a pretax gain recognized in connection with the sale of certain of our laundry facilities management assets and related contracts in western states to Web Service Company.

(b)           Represents a pretax gain recognized in connection with the sale of our corporate headquarters in Cambridge, Massachusetts on June 30, 2005.

Following is the impact on earnings of implementing FAS 142 on the years ended December 31, 2005, 2004, 2003 and 2002, and what the impact on the same period in 2001 would have been:

	For the year ended December 31, (In thousands, except per share data)
	2001	2001 per share	2002	2002 per share	2003	2003 per share	2004	2004 per share	2005	2005 per share
Reported earnings	$2,485	$0.20	$2,868	$0.23	$4,104	$0.32	$5,263	$0.40	$12,052	$0.91
Add: Impairment charge to comply with new accounting standard—net of taxes	—	—	906	0.07	—	—	—	—	—	—
	2,485	0.20	3,774	0.30	4,104	0.32	5,263	0.40	12,052	0.91
Add: Goodwill amortization—net of taxes	$1,907	$0.15	—	—	—	—	—	—	—	—
Earnings, as adjusted	$4,392	$0.35	$3,774	$0.30	$4,104	$0.32	$5,263	$0.40	$12,052	$0.91

5.                  Excludes $566, $915, $1,380, $1,579, and $1,499 in 2001, 2002, 2003, 2004, and 2005, respectively, of capital leases associated with vehicles acquired and used in the operation of the Company.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in Thousands)

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto presented elsewhere in this Report.

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect our current views about future events and financial performance. Investors should not rely on forward-looking statements because they are subject to a variety of factors that could cause actual results to differ materially from our expectations. Factors that could cause or contribute to such differences include, without limitation, the factors described under Item 1A “Risk Factors.”

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

Overview

Mac-Gray was founded in 1927 and incorporated in Delaware in 1997. We conduct our business in the following four units: (1) the laundry facilities management business unit, through which we manage laundry facilities in multi-unit housing; (2) the MicroFridge® business unit, through which we sell a line of combination refrigerator/freezer/microwave oven units under the MicroFridge® brand to multi-unit housing facilities such as hospitality and assisted living facilities, military housing, and colleges and universities; (3) the laundry equipment sales business unit, through which we sell commercial laundry equipment; and (4) the reprographics business unit, through which we provide card and coin-operated reprographics equipment and services to the academic and public library markets. We report our business in two segments: facilities management and product sales. Facilities management consists of our laundry facilities management and reprographics business units. Product sales consists of our laundry equipment sales and MicroFridge® business units. Prior to 2005, we reported our reportable business segments as laundry and reprographics (consisting of our laundry facilities management, laundry equipment sales and reprographics business units) and MicroFridge®. We have reclassified prior year financial information to conform to current segment reporting.

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base and predictable capital needs. For the years ended December 31, 2004 and 2005 our total revenues were $182.7 million and $260.6 million, respectively. Approximately 74.8% and 81.3% of our total revenues for these periods, respectively, were generated by our laundry facilities management business unit. We generate laundry facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties, in exchange for a negotiated portion of the revenue we collect. As of December 31, 2005, approximately 90% of our installed machine base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years. Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies and expenses to refurbish laundry facilities. Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases. Accordingly, our capital needs are predictable and largely within our control. For the years ended December 31, 2004 and 2005, we incurred approximately $17.8 million and $26.4 million of capital expenditures, respectively. In addition, we make incentive payments to property owners and property management companies to secure our lease arrangements. For the years ended December 31, 2004 and 2005, we paid approximately $3.4 million and $4.5 million of incentive payments, respectively.

In addition, through our product sales segment, we generate revenues by selling commercial laundry equipment, our line of combination refrigerator/freezer/microwave oven units under the MicroFridge® brand and the full lines of Maytag, Amana and Magic Chef domestic laundry and kitchen appliances under our Maytag Direct program. For the years ended December 31, 2004 and 2005, our product sales segment generated 23.1% and 17.6% of our total revenues and approximately 27.2% and 18.1% of our gross margins, respectively.

Our financial objective is to maintain and enhance profitability by retaining existing customers, adding customers in areas in which we currently operate and selectively expanding our geographic footprint and density through acquisitions. One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. We experience competition from other industry participants, including national, regional and local laundry facilities management operators and from property owners and property management companies who self-operate their laundry facilities. We devote substantial resources to our sales efforts and are focused on continued innovation in order to distinguish us from competitors. Approximately 10% to 15% of such laundry room leases are up for renewal each year. Over the past five calendar years, we have been able to retain, on average, approximately 97% of our total installed equipment base each year, while adding an average of approximately 4% per year to our installed equipment base through organic growth.

The MicroFridge® business unit derives revenue through the sale and rental of its MicroFridge® appliances to the hospitality industry, military bases, colleges and universities and assisted living facilities. The MicroFridge® business unit also derives revenue through the sales of laundry equipment to the United States government and sales of kitchen appliances to the multi-housing market.

Recent Developments

On January 10, 2005, we acquired the laundry facilities management assets of Web Service Company, Inc., or “Web,” in 13 western and southern states for approximately $112.7 million (the “2005 Acquisition”). This acquisition added approximately $70.0 million of revenue in 2005, representing approximately 33% of our 2005 revenue derived from laundry facilities management operations.

In connection with the 2005 Acquisition, on January 10, 2005, we and various lenders entered into senior credit facilities consisting of an $80.0 million term loan facility and a $120.0 million revolving loan facility, each of which matures on January 10, 2010. We used $80.0 million of the term loan facility and approximately $93.4 million of the revolving loan facility to finance the 2005 Acquisition, pay related costs and expenses, and repay the outstanding obligations under and terminate our 2003 senior credit facilities. The 2005 senior credit facilities are collateralized by a blanket lien on our assets and the assets of our subsidiaries, other than one non-wholly owned subsidiary in which we own a controlling interest, as well as a pledge by us of all of the capital stock of these subsidiaries. On April 29, 2005, as required by the 2005 senior credit facilities and to manage the additional interest rate risk created by the 2005 senior credit facilities, we entered into additional interest rate swap agreements effective as of various dates between May 2, 2005 and June 30, 2008. In connection with our August 2005 offering of 7.625% notes, we amended the 2005 senior credit facilities to allow, among other things, for the offering of the notes and the application of the proceeds therefrom, and used all of the net proceeds from the notes offering to repay the term loan facility in full and reduce the amount outstanding under the revolving loan facility. Following the repayment of the term loan facility, only the $120.0 million revolving loan facility remains available. See “Liquidity and Capital Resources.”

On June 30, 2005, we completed the sale of our corporate headquarters in Cambridge, Massachusetts for $11.8 million in cash. We used the net proceeds from the sale to repay the $3.8 million balance of the mortgage loan on the property and repay $2.0 million under the 2005 senior credit facilities. Concurrently with the closing of the sale, we leased the property back from the purchaser until March 31, 2006 while we relocated our corporate, warehouse and branch operations to new facilities. In connection with this sale, in the second quarter of 2005 we recorded a gain of approximately $6.1 million, net of taxes.

On July 22, 2005, we entered into a ten-year lease, commencing October 1, 2005, for approximately 32,000 square feet of office space for the new location of our corporate headquarters. We have the option to extend the term of the lease for two additional five-year terms. Generally we will pay $78,496 per month during the initial five years. After year five, the fixed monthly rent will increase to $86,477 per month for the remaining term of the lease. In addition, we will pay our pro rata shares of taxes, insurance and maintenance costs during the term of the lease.

On August 16, 2005, we issued $150 million of senior unsecured notes maturing on August 15, 2015. Interest on the senior notes accrues at the rate of 7.625% per annum and is payable semiannually in arrears. The net proceeds of the senior notes were used to retire the term loan and reduce the revolving loan balance outstanding under the 2005 senior credit facility. See “Liquidity and Capital Resources.”

Concurrent with the reduction of the amounts due under our 2005 senior credit facility, we terminated our hedge accounting treatment for eight interest rate swaps which resulted in a gain of approximately $1.6 million.

On January 20, 2006 we acquired the laundry facilities management assets of a regional operator for approximately $11.5 million. We estimate that the operations, located primarily in the Southern New England area, will add approximately $8 million of annual revenue.

On March 29, 2006, the members of the Compensation Committee of the Board of Directors approved a cash bonus award to certain members of senior management including the executive officers of the Company. The Committee determined the amount of the cash bonuses for senior management based on several factors, including each manager’s success in furthering the Company’s financial and strategic objectives. Included in the awards was $125,000 to Stewart MacDonald, Jr., Chairman and Chief Executive Officer, $100,000 to Neil F. MacLellan III, Executive Vice President and Chief Operating Officer and $100,000 to Michael J. Shea, Executive Vice President and Chief Financial Officer.

Results of Operations (Dollars in thousands, except per share data)

The information presented below for the years ended December 31, 2004 and 2005 is derived from Mac-Gray’s consolidated financial statements and related notes included in this report.

Revenue

			2005 to 2004
			Increase	%
	2004	2005	(Decrease)	Change
Laundry facilities management	$136,725	$211,892	$75,167	55%
Reprographics revenue	3,755	2,924	(831)	(22%)
Total facilities management revenue	140,480	214,816	74,336	53%
MicroFridge® revenue	27,287	30,513	3,226	12%
Laundry equipment sales revenue	14,927	15,294	367	2%
Total product sales revenue	42,214	45,807	3,593	9%
Total revenue	$182,694	$260,623	$77,929	43%

Fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004

Total revenue increased by $77,929, or 43%, to $260,623 for the year ended December 31, 2005 compared to $182,694 for the year ended December 31, 2004. The increase in total revenue for the year ended December 31, 2005 is primarily attributable to the revenue associated with the 2005 Acquisition.

Facilities management revenue.   Total facilities management revenue increased $74,336, or 53%, to $214,816 for the year ended December 31, 2005 compared to $140,480 for the year ended December 31, 2004. This increase is attributable to increases in revenue in the laundry facilities management business unit, primarily due to the 2005 Acquisition, partially offset by decreases in revenue in the reprographics business unit.

Within the facilities management segment, revenue in the laundry facilities management business unit increased $75,167, or 55%, to $211,892 for the year ended December 31, 2005 compared to $136,725 for the year ended December 31, 2004. The increase is attributable primarily to the revenue generated by the assets acquired in the 2005 Acquisition. The acquired assets generated $69,776, or 93%, of the increase in laundry facilities management revenue for the year ended December 31, 2005. The remainder of the increase is attributable primarily to the net increase in the number of revenue generating laundry installed equipment, selected vend-price increases, a net increase in the usage of installed equipment and an increase in revenue associated with the conversion of coin-operated systems to card-operated systems. Due to the convenience of card-operated systems, usage, and therefore revenue, typically increases upon the conversion from a coin-operated system.

Revenue in the reprographics business unit decreased $831, or 22%, to $2,924 for the year ended December 31, 2005 compared to $3,755 for the year ended December 31, 2004. The decline is primarily attributable to the continued decline in the use of copiers in libraries and similar facilities and a reduction in the number of locations we operate. We expect the decreases in revenue from our reprographics business unit to continue, as the usage of vended copiers declines and we continue our strategy of not renewing contracts that we predict will have a negative impact on income.

Product sales revenue.   Product sales revenue increased $3,593, or 9%, to $45,807 for the year ended December 31, 2005 compared to $42,214 for the year ended December 31, 2004. The increase in revenue for the year ended December 31, 2005 as compared to the same period in 2004 is attributable primarily to increases in revenue in the MicroFridge® business unit.

Revenue in the MicroFridge® business unit increased $3,226, or 12%, to $30,513 for the year ended December 31, 2005 compared to $27,287 for the year ended December 31, 2004. The increase is primarily attributable to an increase in sales to the academic market and hospitality and assisted living market, partially offset by a decrease in government sales. The increase in academic sales can be attributed to a more aggressive sales and marketing effort coupled with cross selling opportunities with laundry route sales. We believe that the hospitality sales increase is attributable to an increase in capital spending by the industry and the addition of several new distributors by our Company. Our sales to the government are continually affected by changes in government spending priorities. We believe current spending is directed away from military housing improvements and toward the current military efforts in the Middle East.

Revenue in the laundry equipment sales business unit increased $367, or 2%, to $15,294 for the year ended December 31, 2005 compared to $14,927 for the year ended December 31, 2004. Sales in the laundry equipment sales business unit are sensitive to the strength of the economy, consumer confidence, local permitting and the availability of financing to small businesses, and therefore tend to fluctuate from period to period.

Cost of revenue

Cost of facilities management revenue.   Cost of facilities management revenue includes rent paid to customers as well as costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue, and the costs of purchasing, delivering and servicing rented facilities management equipment and MicroFridge® equipment. Cost of facilities management revenue increased by $48,697, or 52%, to $143,156 for the year ended December 31, 2005 as compared to $94,459 for the year ended December 31, 2004. This increase is attributable primarily to the cost associated with the revenue generated by the assets acquired in the 2005 Acquisition. Included in the cost for the year ended December 31, 2005 is $316 related to losses incurred as a result of the 2005 hurricanes. As a percentage of facilities management revenue, cost of facilities management revenue was consistent at 67% for the years ended December 31, 2005 and 2004. Changes in facilities management rent as a percentage of facilities management revenue can be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the laundry lease. The percentage of facilities management rent to facilities management revenue is also impacted by the facilities management rent rate structure in the reprographics business unit. Because this business unit has a much lower facilities management rent rate structure than the laundry facilities management business unit, the reduction in the size of the reprographics business unit through the non-renewal of leases will result in an increase in the overall facilities management rent as a percentage of revenue.

Depreciation and amortization.   Depreciation and amortization increased by $10,590, or 51%, to $31,337 for the year ended December 31, 2005 as compared to $20,747 for the year ended December 31, 2004. This increase was primarily attributable to the addition of the assets and contracts acquired in the 2005 Acquisition. The laundry facilities management equipment acquired had an assigned value of $25,099 as of the acquisition date, which is being depreciated over five years and accounted for $5,020 of the increase in depreciation and amortization for the year ended December 31, 2005. The laundry facility contract rights acquired had an assigned value of $68,638 (prior to recording deferred taxes) as of the acquisition date, which is being amortized over twenty years and accounted for $3,432 of the increase in depreciation and amortization for the year ended December 31, 2005. The laundry facilities management equipment and contract rights are depreciated and amortized using the straight-line method. Also contributing to the increased depreciation expense was new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts were renegotiated.

Cost of product sales.   Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® equipment and parts and supplies sold as part of the product sales segment. Cost of product sales increased by $5,195, or 17%, to $35,069 for the year ended December 31, 2005 as compared to $29,874 for the year ended December 31, 2004. As a percentage of sales, cost of product sold was approximately 77% and 71% for the years ended December 31, 2005 and 2004, respectively. The gross margin on product sales includes the gross margins from the laundry equipment sales and MicroFridge® business units. The gross margin in the laundry equipment sales business unit decreased to 31% for the year ended December 31, 2005 as compared to 32% for the same period in 2004. The gross margin in the MicroFridge® business unit decreased to 20% for the ended December 31, 2005 as compared to 25% for the same period in 2004. The erosion of margins is attributable to the increased cost of product, fuel cost surcharges passed through to us and the cost of carrying more inventory than in prior years due to supplier shortages. The Company was unable to recover all of these expenses.

Operating expenses

General, administration, sales, marketing and depreciation expense.   General, administration, sales, marketing and depreciation expense increased by $6,320, or 25%, to $31,450 for the year ended December 31, 2005 as compared to $25,130 for the year ended December 31, 2004. As a percentage of total revenue, general, administration, sales, marketing and depreciation expense decreased by 14% from 14% for the year ended December 31, 2004 to 12% for the year ended December 31, 2005. The increase in total expenses is primarily attributable to increases in sales personnel and related costs resulting from the 2005 Acquisition.

Loss on early extinguishment of debt.   We used a portion of the proceeds from our $150,000 senior note offering to repay the term loan portion of the 2005 senior credit facility. Unamortized financing costs of $461 related to the term loan were expensed in the third quarter of 2005. In connection with the 2005 senior credit facilities we repaid in full and terminated our 2003 senior credit facilities. Unamortized financing costs of $207 associated with our 2003 senior credit facilities were expensed in the first quarter of 2005. In connection with an amendment to our 2003 senior credit facilities, unamortized financing costs of $183 were expensed in the first quarter of 2004.

Gain on sale of assets   .Gain on sale of assets represents the gain from the sale of vehicles and other non-inventory assets in the ordinary course of business. In the year ended December 31, 2005, the gain included $10,588 from the sale of our corporate headquarters. In the year ended December 31, 2004, the gain included $1,218 from the sale of certain laundry facilities management equipment and contracts.

Income from operations

Income from operations increased by $16,169, or 120%, to $29,678 for the year ended December 31, 2005 as compared to $13,509 for the year ended December 31, 2004. To supplement the consolidated financial statements presented according to generally accepted accounting principles (GAAP), we have used a non-GAAP financial measure of adjusted income from operations. Management believes presentation of this measure is useful to investors to enhance an overall understanding of our historical financial performance and future prospects. Adjusted income from operations, which is adjusted to exclude certain gains and losses from the comparable GAAP income from operations, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for income from operations or other measures prepared in accordance with GAAP. Excluding the loss on early extinguishment of debt and the gain on sale of assets, income from operations, as adjusted, would have been $19,758 for the year ended December 31, 2005, compared to $12,474 for the year ended 2004, or an increase of 58%. This increase is due primarily to the reasons discussed above.

A reconciliation of income from operations in accordance with GAAP to adjusted income from operations is provided below:

	For the year ended December 31,
	2004	2005
Income from operations	$13,509	$29,678
Loss on early extinguishment of debt	183	668
Gain on sale of certain fixed assets	(1,218)	(10,588)
Income from operations, as adjusted	$12,474	$19,758

Interest expense, net

Interest expense, net of interest income, increased by $6,627, or 154%, to $10,939 for the year ended December 31, 2005 as compared to $4,312 for the year ended December 31, 2004. The increase is primarily attributable to the increased borrowings in January 2005 to finance the 2005 Acquisition and an increase in the average borrowing rates to 5.4% for the year ended December 31, 2005 as compared to 4.5% for the year ended December 31, 2004. The increase in average borrowing rates is due, in large part, to the $150,000 of senior notes that we issued on August 16, 2005 and which bear interest at the rate of 7.625% per annum. Non-cash interest associated with the accounting treatment of our interest rate swap agreements resulted in interest expense of  $196 for the year ended December 31, 2005, as compared to interest expense of $1,368 for the year ended December 31, 2004.

Gain related to derivative instruments

The Company is party to interest rate swap agreements that it had accounted for as cash flow hedges. The fair value of these swaps has been included in other comprehensive income in the equity section of the balance sheet. As a result of the reduction in the amount outstanding under the 2005 senior credit facilities, certain swap agreements no longer qualified for cash flow hedge accounting treatment. The revised accounting treatment resulted in a gain of $1,876 in the income statement for the year ended December 31, 2005.

Provision for income taxes

The provision for income taxes increased by $4,629, or 118%, to $8,563 for the year ended December 31, 2005 compared to $3,934 for the year ended December 31, 2004. This increase is the net of an increase in taxable income and a decrease in the effective tax rate. Taxable income for the year ended December 31, 2005 was significantly impacted by the $10,588 pre-tax gain on the sale of our corporate headquarters. The effective tax rate decrease of 1.3% to 41.5% from 42.8% for the year ended December 31, 2005 compared to the same period ended December 31, 2004 is primarily attributable to adjustments related to the alternative minimum tax credit.

Net income

As a result of the foregoing, net income increased $6,789, or 129%, to $12,052 for the year ended December 31, 2005 as compared to $5,263 for the year ended December 31, 2004.

A reconciliation of net income, as reported to net income, as adjusted is provided below:

	Year Ended December 31,
	2004	2005
Net income, as reported	$5,263	$12,052
Income before provision for income taxes, as reported	$9,197	$20,615
Gain on non-recurring sale of assets	(1,218)	(10,767)
Gain related to derivative instruments	—	(1,876)
Loss related to 2005 hurricanes	—	316
Loss on early extinguishment of debt	183	668
Income before provision for income taxes, as adjusted	8,162	8,956
Provision for income taxes, as adjusted	3,491	3,717
Net income, as adjusted	$4,671	$5,239
Diluted earnings per share, as adjusted	$0.36	$0.39

To supplement the Company's unaudited consolidated financial statements presented on a generally accepted accounting principles (GAAP) basis, management has used a non-GAAP measure of net income.  Management believes presentation of this measure is appropriate to enhance an overall understanding of our historical financial performance and future prospects.  Adjusted net income, which is adjusted to exclude certain gains and losses from the comparable GAAP net income, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. These non-GAAP results are among the primary indicators management uses as a basis for evaluating the Company's financial performance as well as for forecasting future periods.  For these reasons, management believes these non-GAAP measures can be useful to investors, potential investors and others.  The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income or other measures prepared in accordance with GAAP.

Fiscal year ended December 31, 2004 compared to fiscal year ended December 31, 2003

The information presented below for the years ended December 31, 2003 and 2004 is derived from Mac-Gray’s consolidated financial statements and related notes thereto.

Revenue

			2004 to 2003
			Increase	%
	2003	2004	(Decrease)	Change
Laundry facilities management	$104,783	$136,725	$31,942	30%
Reprographics revenue	5,166	3,755	(1,411)	(27%)
Total facilities management revenue	109,949	140,480	30,531	28%
MicroFridge® revenue	25,382	27,287	1,905	8%
Laundry equipment sales revenue	14,325	14,927	602	4%
Total product sales revenue	39,707	42,214	2,507	6%
Total revenue	$149,656	$182,694	$33,038	22%

Total revenue increased by $33,038, or 22%, to $182,694 for the year ended December 31, 2004 compared to $149,656 for the year ended December 31, 2003. The increase in total revenue for the year ended December 31, 2004 is primarily attributable to the revenue associated with our acquisition of the eastern region laundry facilities management assets from Web Service Company, Inc. on January 16, 2004 for approximately $42 million (the “2004 Acquisition”).

Facilities management revenue.   Total facilities management revenue increased by $30,531, or 27.8%, to $140,480 for the year ended December 31, 2004 as compared to $109,949 for the year ended December 31, 2003.

Revenue in our laundry facilities management business unit increased by $31,942, or 30%, to $136,725 for the year ended December 31, 2004 as compared to $104,783 for the year ended December 31, 2003. Of the increase, $27,200, or approximately 85.2%, is attributable to the 2004 Acquisition, while $4,742, or approximately 14.8% of the increase, is attributable to organic growth. Organic growth in 2004 was derived from the net addition of equipment installed in the field, vend-price increases, increase in usage of installed equipment, and the conversion of coin-operated to card-operated systems.

Revenue in our reprographics business unit decreased by $1,411, or 27.3%, to $3,755 for the year ended December 31, 2004 as compared to $5,166 for the year ended December 31, 2003. This decrease is primarily attributable to the decrease in equipment use in libraries and similar facilities, as compared to 2003, and a reduction in the number of locations operated by us. We are forecasting decreases in reprographics business unit revenue to continue as the usage of vended reprographics equipment declines and we continue our strategy of not renewing contracts which we predict will have a negative impact on income.

Product sales.   Total product sales revenue increased by $2,507, or 6.3%, to $42,214 for the year ended December 31, 2004 as compared to $39,707 for the year ended December 31, 2003.

Revenue in our MicroFridge® business unit increased $1,905, or 7.5%, to $27,287 for the year ended December 31, 2004 as compared to $25,382 for the year ended December 31, 2003. The largest contributor to this increase in sales was the unit’s academic business, which experienced revenue growth of $1,256, or 29%, in 2004 as compared to 2003. Sales to hospitality and assisted living customers increased $735, or 8%, for the year ended December 31, 2004 as compared to the same period in 2003. Offsetting these increases was a decrease in sales to government customers of $700, or 6%, for the year ended December 31, 2004 as compared to the same period in 2003. The increases in sales to the academic and hospitality and assisted living customers are primarily attributable to the improved economic conditions, our ability to attract new customers and the introduction of new appliance products. We believe the decrease in the government sales business in 2004 is primarily attributable to overall spending by the government being directed away from military housing improvements and toward the current military efforts in the Middle East.

Revenue in our laundry equipment sales business unit increased $602, or 4%, to $14,927 for the year ended December 31, 2004 as compared to $14,325 for the year ended December 31, 2003. This increase is primarily attributable to a slight increase in the number of units sold and a favorable impact on revenue caused by the product mix sold.

Cost of revenue

Cost of facilities management revenue.   Cost of facilities management revenue includes rent paid to customers, those costs associated with installing and servicing laundry facilities management equipment, the costs of collecting, counting and depositing the facilities management revenue, and the costs of purchasing, delivering and servicing rented laundry facilities management equipment and MicroFridge® equipment. Cost of facilities management revenue increased by $21,050, or 29%, to $94,459 for the year ended December 31, 2004 as compared to $73,409 for the year ended December 31, 2003. This increase is primarily attributable to the additional contracts added to the laundry facilities management business unit as a result of the 2004 Acquisition. As a percentage of facilities management revenue, cost of facilities management revenue has increased to 67.2% for the year ended December 31, 2004 as compared to 66.8% for the year ended December 31, 2003. This percentage increase is the result of the contractual laundry facilities management rent rate for the portfolio of laundry leases acquired in the 2004 Acquisition being slightly higher than our existing laundry leases. Facilities management rent can be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the laundry lease. The percentage of facilities management rent to facilities management revenue is also impacted by the facilities management rent rate structure in the reprographics business unit. Because this business unit has a much lower facilities management rent rate structure than the laundry facilities management business unit, any decrease in revenue will result in an increase in the overall cost of facilities management revenue as a percentage of facilities management revenue.

Depreciation and amortization.   Depreciation and amortization includes amounts included as a component of cost of revenue, which are primarily related to our laundry facilities management equipment in service and amounts included as an operating expense, which are primarily non-revenue-generating corporate assets. Depreciation and amortization increased by $4,024, or 24%, to $20,747 for the year ended December 31, 2004 as compared to $16,723 for the year ended December 31, 2003. This increase is primarily attributable to the depreciation and amortization of assets and contracts comprising the laundry facilities management assets purchased in the 2004 Acquisition. The laundry facilities management equipment acquired had an appraised value of $12,027 as of the acquisition date. We are depreciating this equipment over five years. The contract rights acquired had an appraised value of $28,060 as of the acquisition date and are being amortized over twenty years. Also contributing to the increased depreciation expense over 2003 was the fact that more new laundry facilities management equipment was placed in service at new locations and more laundry facilities management equipment was replaced as laundry leases were renewed.

Cost of product sales.   Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge equipment and parts and supplies sold. In 2004, laundry and MicroFridge equipment sales decreased as a percentage of total revenue. These sales typically create higher operating costs due to delivery and installation generally being more costly in the laundry equipment sales business unit than in the laundry facilities management business unit. Cost of product sales increased by $1,657, or 5.9%, to $29,874 for the year ended December 31, 2004 as compared to $28,217 for the year ended December 31, 2003. Gross margins on product sales were 27.8% for the year ended December 31, 2004 and 26.7% for the year ended December 31, 2003. The gross margin on product sales includes laundry and MicroFridge equipment sales. The gross margin in the laundry equipment sales business unit decreased slightly in 2004 as compared to 2003 from 33.1% of revenue to 32.4%, due to competitive pressure and cost increases which were not entirely passed on to our customers. The gross margin associated with MicroFridge equipment sales increased to 25.2% of revenue in 2004 from 23.1% in 2003. This increase was caused primarily by the change in sales mix; specifically, an increase in higher margin sales to the academic markets.

Operating expenses

General, administration, sales and marketing expense.   General, administration, sales and marketing expense increased by $3,223, or 15%, to $24,083 for the year ended December 31, 2004 as compared to $20,860 for the year ended December 31, 2003. As a percentage of total revenue, general, administration, sales and marketing expense decreased from 14% in 2003 to 14% in 2004. The increases in general, administration, sales and marketing expense are primarily attributable to the additional sales personnel, selling expenses and marketing expenditures associated with the 2004 Acquisition of laundry leases. Also contributing to the increase were increases in general liability insurance, information technology systems related depreciation, and costs associated with the preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Loss on early extinguishment of debt.   In connection with the 2004 Acquisition and the corresponding amendment to our 2003 senior credit facilities, $183 of unamortized financing costs associated with the 2003 senior credit facilities were expensed during 2004. In connection with the June 24, 2003 refinancing of our 2000 senior credit facilities, $381 of unamortized financing costs were expensed during 2003.

Gain on sale of assets, net.   The net gain on sale of assets was $1,208 and $145 for the years ended December 31, 2004 and 2003, respectively. In January 2004, in connection with the 2004 Acquisition, we realized a gain of $1,218 on the sale of certain laundry facilities equipment and laundry leases for approximately $2,000, our best estimate of fair value. Also included in the transaction were prepaid facilities management rent, equipment and parts inventory. Also included in gain on sale of assets was the sale of vehicles and non-inventory assets in the ordinary course of our business.

Income from operations

Income from operations increased by $4,398, or 48%, to $13,509 for the year ended December 31, 2004 as compared to $9,111 for the year ended December 31, 2003. To supplement the consolidated financial statements presented on a GAAP basis, we have used a non-GAAP financial measure of adjusted income from operations. Management believes presentation of this measure is useful to investors to enhance an overall understanding of our historical financial performance and future prospects. Adjusted income from operations, which is adjusted to exclude certain gains and losses from the comparable GAAP income from operations, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. Excluding the loss on early extinguishment of debt and the gain on sale of assets to Web Service Company, income from operations would have been $12,474 and $9,492 for the years ended December 31, 2004 and 2003, respectively, or a 31% increase. This increase was due primarily to the reasons discussed above.

A reconciliation of income from operations, as reported, to adjusted income from operations is provided below:

	For the year ended December 31,
	2003	2004
Income from operations	$9,111	$13,509
Loss on early extinguishment of debt	381	183
Gain on sale of certain fixed assets	—	(1,218)
Income from operations, as adjusted	$9,492	$12,474

Interest expense, net

Interest expense, net, increased by $1,505, or 54%, to $4,312 for the year ended December 31, 2004 as compared to $2,807 for the year ended December 31, 2003. This increase is primarily attributable to the increased borrowings in January 2004 to finance the approximately $39,900 cash component of the 2004

Acquisition. Non-cash interest expense associated with the accounting treatment of our interest rate swap agreements resulted in interest expense of $1,368 and $648 for the years ended December 31, 2004 and 2003, respectively.

Gain on sale of lease receivables

During 2003, we sold certain lease receivables associated with the MicroFridge business unit. The $836 gain associated with this sale is primarily attributable to the interest income that would have been recognized throughout the life of the lease had it not been sold.

Provision for income taxes

The provision for income taxes increased by $898, or 30%, to $3,934 for the year ended December 31, 2004 as compared to $3,036 for the year ended December 31, 2003. The increase is primarily attributable to the changes in taxable income. The effective tax rate has remained relatively constant at 42.8% and 42.5%, for the years ended December 31, 2004 and 2003, respectively.

Net income

As a result of the foregoing, net income increased $1,159, or 28%, to $5,263 for the year ended December 31, 2004 as compared to $4,104 for the year ended December 31, 2003.

A reconciliation of net income, as reported to net income, as adjusted is provided below:

	Year ended December 31,
	2003	2004
Net income, as reported	$4,104	$5,263
Income before provision for income taxes, as reported	$7,140	$9,197
Gain on non-recurring sale of assets	—	(1,218)
Loss on early extinguishment of debt	381	183
Income before provision for income taxes, as adjusted	7,521	8,162
Provision for income taxes, as adjusted	3,198	3,491
Net income, as adjusted	$4,323	$4,671
Diluted earnings per share, as adjusted	$0.33	$0.36

To supplement the Company’s unaudited consolidated financial statements presented on a generally accepted accounting principles (GAAP) basis, management has used a non-GAAP measure of net income. Management believes presentation of this measure is appropriate to enhance an overall understanding of our historical financial performance and future prospects. Adjusted net income, which is adjusted to exclude certain gains and losses from the comparable GAAP net income, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. These non-GAAP results are among the primary indicators management uses as a basis for evaluating the Company’s financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful to investors, potential investors and others. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income or other measures prepared in accordance with GAAP.

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings under our revolving loan facility described below. Included in the capital requirements that we expect to be able to fund during 2006 is approximately $35,000 of anticipated capital expenditures and incentive payments. The anticipated capital expenditures for 2006 are primarily composed of laundry equipment installed and the cost of laundry room betterments incurred in connection with new customer leases and the renewal of existing leases.

During 2005 and 2004, we required substantial amounts of new debt financing to fund our 2005 Acquisition and 2004 Acquisition. Absent extraordinary transactions such as these, we historically have not needed sources of financing other than our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditures and investment requirements. As a result, we anticipate that our cash flow from operations and revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

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

Our current long-term liquidity needs are principally the repayment of the outstanding principal amounts of our long-term indebtedness, including borrowings under our 2005 senior credit facilities. We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow were insufficient, then we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. We cannot make any assurances that such refinancing or amendments, if necessary, would be available on reasonable terms, if at all.

Operating Activities

For the years ended December 31, 2003, 2004, and 2005, cash flows provided by operating activities were $24,480, $37,108 and $37,902, respectively. Cash flows from operations consist primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and selling, general and administration expenses. The increase for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is primarily attributable to ordinary changes in working capital and the addition of the laundry facilities management business acquired in January 2005. The most significant increases in cash flows provided by operating activities were net income and depreciation and amortization expense as well as increases in accounts payable and accrued expenses. The increase in depreciation and amortization expense is primarily attributable to the additional laundry facilities management equipment and contract rights acquired in January 2005. The increase in accounts payable is primarily attributable to an increase in accrued facilities management rent as a result of the January 2005 acquisition as well as the timing of trade accounts payable. The most significant decreases in cash flows provided by operating activities were caused by increases in accounts receivable and prepaid expenses. The increase in accounts receivable was primarily attributable to the timing of sales of laundry equipment and MicroFridge® equipment. The increase in prepaid expenses is primarily attributable to an increase in prepaid facilities management rent as a result of the 2005 Acquisition.

Investing Activities

For the years ended December 31, 2003, 2004, and 2005, cash flows used in investing activities were $12,802, $57,101 and $120,251, respectively. The increase for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is primarily attributable to the payment for certain acquisitions of laundry facilities management assets during 2005 of $112,680. Other capital expenditures for the years ended December 31, 2005 and 2004 were $26,380 and $17,826, respectively. The increase of $8,554, or 50%, in other capital expenditures was the result of more laundry equipment being placed in service, and more laundry facilities management contracts being renegotiated in the year ended December 31, 2005 than in the same period in 2004, due in part to the additional laundry facilities management contracts acquired in January 2005 and January 2004.

Financing Activities

For the years ended December 31, 2003, 2004, and 2005, cash flows (used in) provided by financing activities were ($11,398), $21,188 and $86,904, respectively. Cash flows (used in) provided by financing activities consist primarily of proceeds from and repayments of bank borrowings, and other long-term debt, which increased due to borrowings to fund the 2005 Acquisition and the 2004 Acquisition. Also included in the years ended December 31, 2005 and 2004 are the financing costs related to the 2005 senior note offering, 2005 senior credit facilities and an amendment to our 2003 senior credit facilities obtained in January 2004, in connection with the 2005 Acquisition and the 2004 Acquisition.

In connection with the 2005 Acquisition, on January 10, 2005, we and various lenders entered into senior credit facilities consisting of an $80.0 million term loan facility and a $120.0 million revolving loan facility, each of which matures on January 10, 2010. We used $80.0 million of the term loan facility (which was subsequently retired in August 2005 as discussed below) and approximately $93.4 million of the revolving loan facility to finance the 2005 Acquisition, pay related costs and expenses, and repay the outstanding obligations under and terminate our 2003 senior credit facilities. The 2005 senior credit facilities are collateralized by a blanket lien on our assets and the assets of our subsidiaries, other than one non-wholly owned subsidiary in which we own a controlling interest, as well as a pledge by us of all the capital stock of these subsidiaries.

Borrowings outstanding under the 2005 senior credit facilities bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.75% to 2.50% (2.25% as of December 31, 2005), determined quarterly by reference to the funded debt ratio or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.75% to 1.50% (1.25% as of December 31, 2005), determined quarterly by reference to the funded debt ratio. The average interest rates of our borrowings under the 2005 and 2003 senior credit facilities at December 31, 2004 and December 31, 2005 were 4.5% and 5.4%, respectively.

Under the 2005 senior credit facilities, we pay a commitment fee equal to a percentage, either 0.375% or 0.50%, determined quarterly by reference to the funded debt ratio, of the average daily-unused portion of the 2005 senior credit facilities. This commitment fee percentage was 0.375% as of December 31, 2005.

The credit agreement for the 2005 senior credit facilities includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that we were required to meet as of

December 31, 2005 were 4.25 to 1.00, 1.10 to 1.00, and 2.00 to 1.00, respectively. We were in compliance with these and all other financial covenants at December 31, 2005.

The credit agreement for the 2005 senior credit facilities provides for customary events of default, including, but not limited to:(i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by us proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting us or any of our subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against us or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the credit agreement. There were no events of default under the 2005 senior credit facilities at December 31, 2005.

As of December 31, 2005, there was $14,000 outstanding under the revolving line of credit and $400 in outstanding letters of credit. The available balance under the revolving line of credit was $105,600 at December 31, 2005.   The actual amount that could be borrowed against the line of credit is governed by the funded debt ratio covenant. At December 31, 2005, the total amount that could be borrowed was $55 million. The average interest rate on the borrowings outstanding at December 31, 2005 was approximately 5.4%, including the applicable spread paid to the banks.

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

Redemption
Period	Price
2010	103.813%
2011	102.542%
2012	101.271%
2013 and thereafter	100.000%

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

Under the terms of the notes, we were required to complete a publicly registered exchange offer for the senior notes for substantially identical senior notes. The exchange offer was completed on October 25, 2005.

The terms of senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments; (iii) entering into agreements that restrict distributions from restricted subsidiaries; (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries; (v) transactions with affiliates; (vi) incurrence of liens; (vii) sale/leaseback transactions and (vii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. We were in compliance with all covenants at December 31, 2005.

The terms of senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at December 31, 2005.

The net proceeds of the senior notes were used to retire the term loan and reduce the revolving loan balance outstanding under the 2005 senior credit facility.

On March 4, 2004, we obtained a $4,000 mortgage loan on our corporate headquarters in Cambridge, Massachusetts. The loan bore interest at a rate of LIBOR plus 1.50%, had a twenty-five year amortization schedule, which included quarterly payments of $40 plus interest from September 2004, and had a balloon payment of $3,280 due upon its maturity on December 31, 2008. This loan was repaid with part of the proceeds of the sale of our corporate headquarters and the mortgage released on June 30, 2005.

We have entered into standard International Swaps and Derivatives Association, or ISDA, interest rate swap agreements to manage the interest rate risk associated with our 2005 senior credit facilities. For a description of our interest rate swap agreements, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

On June 24, 2003, the Company terminated its two $20,000 interest rate swap agreements, which had been in effect since February 2000 and January 2002, respectively. The January 2002 interest rate swap agreement was due to expire in February 2004 while the February 2000 interest rate swap agreement was due to expire in February 2005. The Company paid $3,037 to terminate both the February 2000 and January 2002 swap agreements. As the timing of the forecasted future interest payments did not significantly change as a result of the replacement of our prior credit facility with the 2005 senior credit facilities, the accumulated other comprehensive losses related to the terminated interest rate swap agreements are reclassified against current period earnings in the same period the forecasted interest payments occur. Upon termination, there was $1,419, net of taxes of $946, included in accumulated other comprehensive loss. The $88 associated with the January 2002 interest rate swap agreement was reclassified as an earnings charge through February 2004 and the $1,331 associated with the February 2000 interest rate swap agreement was reclassified as an earnings charge through February 2005.

Contractual Obligations

A summary of the Company’s contractual obligations and commitments related to its outstanding long-term debt and future minimum lease payments related to the Company’s vehicle fleet, corporate headquarters and warehouse rent and minimum facilities management rent as of December 31, 2005 is as follows:

Fiscal	Long Term	Facilities Rent	Capital Lease	Operating Lease
Year	Debt	Commitments	Commitments	Commitments	Total
2006	$—	$6,473	$1,227	$2,045	$9,745
2007	—	5,658	835	2,044	8,537
2008	—	4,456	452	1,739	6,647
2009	—	3,364	163	1,582	5,109
2010	14,000	2,683	—	1,247	17,930
Thereafter	150,000	2,571	—	5,334	157,905
Total	$164,000	$25,205	$2,677	$13,991	$205,873

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures. However, we may require external sources of financing for any significant future acquisitions. Further, the 2005 senior credit facility matures in January 2010. The repayment of this facility may require external financing.

Off Balance Sheet Arrangements

At the year ended December 31, 2003, 2004 and 2005, the Company had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. The Company is, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Seasonality

We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 17% of our total facilities management revenue in 2005. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, our operating and capital expenditures have historically been higher during the third calendar quarter when we install a large amount of equipment while colleges and universities are generally on summer break. Product sales, principally of MicroFridge products, to this market are typically higher during the third calendar quarter as compared to the rest of the calendar year, somewhat offsetting the seasonality effect of the laundry facilities management business unit. The laundry facilities management assets acquired in the 2005 Acquisition are not expected to affect the degree of seasonality experienced by us.

Inflation

The Company does not believe that its financial performance has been materially affected by inflation.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that effect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.

Our critical accounting policies, as described in Note 2 to the Mac-Gray audited consolidated financial statements included elsewhere in this report, “Significant Accounting Policies,” state our policies as they relate to significant matters: cash and cash equivalents, revenue recognition, provision for doubtful accounts, inventories, provision for inventory reserves, intangible assets, impairment of long-lived assets, financial instruments and fair value of financial instruments.

Cash and cash equivalents.   We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. On occasion we have excess cash available for a short period of time; when this occurs, we invest such excess cash in repurchase agreements and other highly liquid short-term investments. Accordingly, the investments are subject to minimal credit and market risk. Included in cash and cash equivalents is an estimate of cash not yet collected at period end which remains at laundry facilities management and reprographics customer locations. At December 31, 2005 and 2004, this totaled $8,388 and $4,549, respectively. We record the estimated cash not yet collected as cash and cash equivalents and facilities management revenue. We also record the estimated related facilities management rent expense. These estimates are based upon historical collection trends, so that total cash at the end of each period will be reasonably stated.

Revenue recognition.   We recognize laundry facilities management and reprographics revenue on the accrual basis. MicroFridge rental revenue is recognized ratably over the related contractual period. Included in deferred revenue and deposits is an estimate of unused card value. We recognize revenue from product sales upon shipment of the products unless otherwise specified. We offer limited-duration warranties on MicroFridge products and, at the time of sale, provide reserves for all estimated warranty costs based upon historical warranty costs. Actual costs have not exceeded our estimates. Shipping and handling fees charged to customers are recognized upon shipment of the products and are included in revenue with related cost included in cost of sales.

We have entered into long-term lease transactions that meet the qualifications of a sales-type lease for certain equipment. For these transactions, the amount of revenue recognized upon product shipment is the present value of the minimum lease payments, excluding executory costs and excluding profits on executory costs, discounted at the interest rate implicit in the lease. Interest revenue is recognized over the life of the rental agreement. At December 31, 2005 and 2004, we had $2,677 and $4,276, respectively, in receivables related to sales-type leases. These receivables have been recorded net of unearned interest income of $300 and $359 at December 31, 2005 and 2004. These receivables are primarily due ratably over the next five years and have been classified as other current assets and other long-term assets, as appropriate, on the balance sheet. The related reserve for uncollectible lease receivables at December 31, 2005 and 2004 was $120 and $152, respectively. We have not entered into significant sales-type leases since 2001.

All installation and repair services are provided on an occurrence basis, not on a contractual basis. Related revenue is recognized at the time the installation service, or other service, is provided to the customer.

We believe our accounting for facilities management revenue, rental revenue, service fees and long-term lease transactions are appropriate for us, properly matching the earnings process with the proper reporting period.

Provision for doubtful accounts.   On a regular basis, we review the adequacy of our provision for doubtful accounts for trade accounts receivable and lease receivables based on historical collection results and current economic conditions using factors based on the aging of our trade accounts receivable and lease receivables. In addition, we estimate specific additional allowances based on indications that a specific customer may be experiencing financial difficulties.

Inventories.   Inventories are stated at the lower of cost (as determined using the first-in, first-out method) or market and primarily consist of finished goods. Based on the nature of our inventory, being laundry and MicroFridge equipment, and our inventory handling practices, we believe the lower of cost or market is the most appropriate valuation method for us.

Provision for inventory reserves.   On a regular basis, we review the adequacy of our reserve for inventory obsolescence based on historical experience, product knowledge and frequency of shipments.

Goodwill and intangible assets.   Intangible assets primarily consist of various non-compete agreements, customer lists, goodwill and contract rights recorded in connection with acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from two to five years. Customer lists are amortized using the straight-line method over fifteen years. Contract rights are amortized using the straight-line method over fifteen or twenty years. The life assigned to acquired contracts is based on several factors, including: the seller’s renewal rate of the contract portfolio for the most recent years prior to the acquisition, the number of years the average contract has been in the seller’s contract portfolio, the overall level of customer satisfaction within the contract portfolio and our ability to maintain or exceed the level of customer satisfaction maintained by the seller prior to the acquisition by us. We are accounting for acquired contract rights on a pool-basis based on the fact that, in general, no single contract accounts for more than 1.5% of the revenue of any acquired portfolio and the fact that few of the contracts are predicted to be terminated, either prior to or at the end of the contract term. Based on our experience, we believe that these costs associated with various acquisitions are properly recognized and amortized over a reasonable length of time. In accordance with FAS 142, we stopped amortizing goodwill on January 1, 2002.

Impairment of long-lived assets.   We review long-lived assets, including fixed assets, acquired contract rights and intangible assets with definitive lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Our annual impairment test for contract rights assigned a 15-year amortization period consists of comparing the current number of machines under contract and the current cash flow of all our contracts in the market where the portfolios were acquired to the original number of machines acquired and the cash flow as predicted by us at the time of the acquisition. For those contract rights assigned a 20-year amortization period, our annual impairment test consists primarily of identifying the accumulated retention rate of the specific contract portfolio in order to assess the appropriateness of the net book value of the related contract rights. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

In accordance with FAS 142, we test our goodwill annually for impairment and whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The goodwill impairment review consists of a two-step process of first determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. Fair values of the reporting units were determined based on estimates of comparable market price or discounted future cash flows. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the fair value of the reporting unit is allocated to all the underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written-down to its fair value. On January 1, 2002, in connection with the initial application of FAS 142, we recognized an impairment charge of $906.

Financial instruments.   We account for derivative instruments in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and Statement of Financial Accounting Standard No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB No. 133” (“FAS 138”). These statements require us to recognize derivatives on our balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the intended use of the derivative. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. We have designated some of our interest rate swap agreements as cash flow hedges. Accordingly, the change in fair value of the agreements is recognized in other comprehensive income and the ineffective portion of the change is recognized in earnings immediately.

Fair value of financial instruments.   For purposes of financial reporting, we have determined that the fair value of financial instruments approximates book value at December 31, 2005 and 2004, based upon terms currently available to us in financial markets. The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued FAS Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“SFAS 151”). SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. The Company is currently completing its evaluation of the adoption of SFAS 151 and does not believe that this statement will have an impact on its results of operations.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Assets Retirements Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and or method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional assets obligation when incurred if the liability’s fair value can be reasonably estimated. Adoption of FIN 47 did not have any material effect on the Company’s results of operations, financial condition or cash flows.

In August 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods’ financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, or for the Company beginning January 1, 2006.

Item 7A    .Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. In the normal course of its business, the Company manages its exposure to these risks as described below. The Company does not engage in trading market-risk sensitive instruments for speculative purposes.

Interest Rates—

The table below provides information about the Company’s debt obligations including debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at December 31, 2005.

	December 31, 2005
	Expected Maturity Date (In Thousands)
	2006	2007	2008	2009	2010	Thereafter	Total
Long-term Debt:
Fixed Rate	$—	$—	$—	$—	$—	$150,000	$150,000
Average interest rate						7.625%
Variable rate	$—	$—	$—	$—	$14,000	$—	$14,000
Average interest rate					5.43%

The Company entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt. Concurrent with the reduction of the amounts due under the 2005 credit facilities, eight swap agreements previously designated as cash flow hedges ceased to qualify as cash flow hedges, of which four were terminated by the Company. Of the remaining four contracts, one continues to be designated as a cash flow hedge. The change in the fair value of the remaining three swap agreements which do not qualify for hedge accounting is recognized in the income statement in the period in which the change occurs. The change in the fair value of these three contracts together with the gain on termination of the four contracts, resulted in a gain of $1,876 for the year ended December 31, 2005.

The table below outlines the details of each remaining swap agreement:

				Notional
	Original			Amount
Date of	Notional	Fixed/		December 31,	Expiration	Fixed
Origin	Amount	Amortizing		2005	Date	Rate
Jun 24, 2003	$20,000	Fixed		$20,000	Jun 30, 2008	2.69%
Jun 24, 2003	$20,000	Amortizing	(1)	$12,857	Jun 30, 2008	2.34%
May 2, 2005	$17,000	Fixed	(2)	$—	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	(3)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	(3)	$—	Dec 31, 2011	4.77%

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

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2004 and 2005, the fair value of the Swap

Agreements were $940 and $1,647, respectively. These amounts have been included in other assets on the consolidated balance sheet.

On June 24, 2003, the Company terminated its two $20,000 interest rate swap agreements, which had been in effect since February 2000 and January 2002, respectively. The January 2002 interest rate swap agreement was due to expire in February 2004 while the February 2000 interest rate swap agreement was due to expire in February 2005. The Company paid $3,037 to terminate both the February 2000 and January 2002 swap agreements. As the timing of the forecasted future interest payments did not significantly change as a result of the replacement of our prior credit facilities with the 2005 credit facility, the accumulated other comprehensive losses related to the terminated interest rate swap agreements are reclassified against current period earnings in the same period the forecasted interest payments occur. Upon termination, there was $1,419, net of taxes of $946, included in accumulated other comprehensive loss. The $88 associated with the January 2002 interest rate swap agreement was reclassified as an earnings charge through February 2004 and the $1,331 associated with the February 2000 interest rate swap agreement was reclassified as an earnings charge through February 2005.

As of December 31, 2005, there was $14,000 outstanding under the revolving line of credit and $400 in outstanding letters of credit. The available balance under the revolving line of credit was $105,600 at December 30, 2005. The average interest rate on the borrowings outstanding at December 31, 2005 was approximately 5.4%, including the applicable spread paid to the banks.

Item 8.                        Financial Statements and Supplementary Data

Financial statements and supplementary data are contained in pages F-1 through F-31 hereto.

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

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information appearing under the caption “Information Regarding Directors/Nominees” and “Information Regarding Executive Officers” in the Company’s definitive proxy statement for its 2006 annual meeting of stockholders is incorporated herein by reference.

Item 11.                 Executive Compensation

The information appearing under the caption “Executive Compensation” in the Company’s definitive proxy statement for its 2006 annual meeting of stockholders is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive proxy statement for its 2005 annual meeting of stockholders is incorporated herein by reference.

Stock Option Plan Information and Employee Stock Purchase Plan Information

The following tables provide information as of December 31, 2005 regarding shares of our common stock that may be issued under the existing equity compensation plans, including our 1997 Stock Option and Incentive Plan (the “1997 Plan”), 2001 Employee Stock Purchase Plan (the “ESPP”) and 2005 Stock Option and Incentive Plan (the “2005 Plan”). There are no equity compensation plans that have not been approved by the shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,123,284	$5.60	1,261,738	(2)
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,123,284	$5.60	1,261,738	(2)

(1)          Represents outstanding options under the 1997 Plan and 2005 Plan. There are no options, warrants or rights outstanding under the ESPP (does not include purchase rights accruing under the ESPP because the purchase price, and therefore the number of shares to be purchased, is not determinable until the end of the purchase period).

(2)          Includes 87,533 shares available for future issuance under the 1997 Plan, 1,081,100 shares available for future issuance under the 2005 Plan, and 93,105 shares available for future issuance under the ESPP. The 1997 Plan incorporates an evergreen formula pursuant to which the aggregate number of shares reserved for issuance under the 1997 Plan equals the greater of 750,000 shares or 10% of the total number of outstanding shares of common stock. The number of shares reserved for issuance under the 2005 Plan is 1,300,000. As of March 27, 2006, 90,353 shares remained available for future issuance under the 1997 Plan and 1,081,100 shares remained available for future issuance under the 2005 Plan.

Item 13.                 Certain Relationships and Related Transactions

The information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2006 annual meeting of stockholders is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

The information concerning our principal accountant fees and services required by Item 14 will be included in our definitive proxy statement for our 2006 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statements, Schedules

(a)   1. and 2. An Index to Consolidated Financial Statements and Schedules is on Page F-1 of this Report.

(b)   3. Exhibits:

Exhibits required by 601 of Regulation S-K and Additional Exhibits. Unless otherwise indicated, all exhibits are part of Commission File Number 1-13495. Certain exhibits indicated below are incorporated by reference to documents of Mac-Gray on file with the Commission.

•       Each exhibit marked by a cross (+) was previously filed as an exhibit to Mac-Gray’s Registration Statement on Form S-1 filed on August 14, 1997 (No. 333-33669) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1.

•       Each exhibit marked by an asterisk (*) was previously filed as an exhibit to Mac-Gray’s Registration Statement on Form S-4 filed on February 9, 1998 (No. 333-45899) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-4.

•       Each exhibit marked by a number sign (#) was previously filed as an exhibit to Amendment No. 1 to Mac-Gray’s Registration Statement on Form S-1, filed on September 25, 1997 (No. 333-33669) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1.

•       Each exhibit marked by a (z) was previously filed as an exhibit to Amendment No. 1 of Mac-Gray’s Registration Statement on Form S-1, filed on April 17, 1998 (No. 333-49795) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1.

•       Each exhibit marked by a (y) was previously filed as an exhibit to Mac-Gray’s Form 8-K, filed on May 8, 1998 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

•       Each exhibit marked by a (x) was previously filed as an exhibit to Mac-Gray’s Form 8-K filed on June 18, 1999 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

•       Each exhibit marked by a (v) was previously filed as an exhibit to Mac-Gray’s Form 10-K filed on March 29, 2002 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-K.

•       Each exhibit marked by a (u) was previously filed as an exhibit to Mac-Gray’s Form 8-K filed on July 3, 2003 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

•       Each exhibit marked by a (t) was previously filed as an exhibit to Mac-Gray’s Form 8-K filed on January 28, 2004 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

•       Each exhibit marked by an (s) was previously filed as an exhibit to Mac-Gray’s Form 10-K/A filed on April 11, 2002 and the number in parenthesis following the description of the exhibit refers to the exhibit number in the Form 10-K/A.

•       Each exhibit marked by an (r) was previously filed as an exhibit to Mac-Gray’s Form 10-K filed on March 31, 2005, and the number in parenthesis following the description of the exhibit refers to the exhibit number in the Form 10-K.

•       Each exhibit marked by a (q) was previously filed as an exhibit to Mac-Gray’s Form 8-K filed on April 21, 2005 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

•       Each exhibit marked by a (p) was previously filed as an exhibit to Mac-Gray’s Form 8-K filed on May 31, 2005 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

•       Each exhibit marked by a (o) was previously filed as an exhibit to Mac-Gray’s Form 8-K filed on July 28, 2005 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

•       Each exhibit marked by a (n) was previously filed as an exhibit to Mac-Gray’s Form 8-K filed on August 18, 2005 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

•       Each exhibit marked by a (m) was previously filed as an exhibit to Mac-Gray’s Form 8-K filed on March 2, 2006 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

•       Each exhibit marked by a (l) was previously filed as an exhibit to Mac-Gray’s Form 10-Q filed on November 14, 2005 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-Q.

The following is a complete list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

3.1	Amended and Restated Certificate of Incorporation (3.1) +
3.2	By-laws, as amended (3.2) v
4.1	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1) #
4.2	Shareholder Rights Agreement, dated as of June 15, 1999, by and between the Registrant and State Street Bank and Trust Company (4.1) x
4.3	Indenture, dated August 16, 2005, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation and Wachovia Bank, National Association (4.1) n
10.01	Stockholders’ Agreement dated as of June 26, 1997 by and among the Registrant and certain stockholders of the Registrant (10.2) +
10.02	Form of Maytag Distributorship Agreements (10.13) +
10.03	The Registrant’s 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits) (10.16) + ***
10.04

Credit Agreement, dated January 10, 2005, by and among the Registrant, the other Borrowers (as defined therein), the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (10.04) r

10.05	Amendment No. 1 to the Credit Agreement dated August 2, 2005 (99.2) n
10.06	Guarantee and Collateral Agreement dated as of January 10, 2005 among Mac-Gray Corporation and Subsidiaries and JPMorgan Chase Bank, N.A., as Collateral Agent (10.05) r
10.07	Form of Revolving Credit Note issued by the Registrant in favor of the Banks (as defined therein) (10.06) r
10.08	Form of Term Note issued by the Registrant in favor of the Banks (as defined therein) (10.07) r
10.09	Form of Noncompetition Agreement between the Registrant and its executive officers (10.15) v ***
10.10	Form of Director Indemnification Agreement between the Registrant and each of its Directors (10.16) v ***
10.11	April 2001 Amendment to the Mac-Gray Corporation 1997 Stock Option and Incentive Plan (10.17) v ***

10.12	2005 Directors Compensation Arrangements (10.11) l ***
10.13	Senior Executive Compensation Plan (2004) (10.12) r ***
10.14	Form of executive severance agreement between the Registrant and its chief financial officer and chief operating officer (10.18) s ***
10.15	Form of executive severance agreement between the Registrant and its chief executive officer (10.19) s ***
10.16	Asset Purchase Agreement, dated as of January 16, 2004, between Mac-Gray Services, Inc. and Web Service Company (2.1) t
10.17	Asset Purchase Agreement, dated as of January 10, 2005, between Mac-Gray Services, Inc. and Web Service Company (10.18) r
10.18	Trademark License Agreement dated January 10, 2005 by and between Web Service Company, Inc., (“Licensor”) and Mac-Gray Services, Inc., (“Licensee”) (10.19) r
10.19	Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.1) p ***
10.20	Form of Stock Option Agreement for incentive stock option grants under the 2005 Stock Option and Incentive Plan (10.2) p
10.21	Form of Stock Option Agreement for nonqualified stock option grants to employees under the 2005 Stock Option and Incentive Plan (10.3) p
10.22	Form of Stock Option Agreement for nonqualified stock option grants to Directors under the 2005 Stock Option and Incentive Plan (10.4) p
10.23	Form of Restricted Stock Award Agreement for awards under the 2005 Stock Option and Incentive Plan (10.5) p
10.24	Lease Agreement, dated July 22, 2005, between Mac-Gray Services, Inc., and 404 Wyman LLC (99.1) o
10.25	Registration Rights Agreement, dated August 16, 2005, by and among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation and J.P. Morgan Securities Inc. (99.1) n
10.26	Form of Mac-Gray Corporation 7 5/8% Senior Notes due 2015 (4.2) n
10.27	Mac-Gray Corporation Long Term Incentive Plan (10.1) m
21.1	Subsidiaries of the Registrant (21.1) z
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

***      Management compensatory plan or arrangement

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 29th  DAY OF MARCH, 2006.

MAC-GRAY CORPORATION
	By:	/s/ STEWART GRAY MACDONALD, JR.
Stewart Gray MacDonald, Jr.
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID W. BRYAN	Director	March 29, 2006
David W. Bryan
/s/ THOMAS E. BULLOCK	Director	March 29, 2006
Thomas E. Bullock
/s/ CHRISTOPHER JENNY	Director	March 29, 2006
Christopher Jenny
/s/ EDWARD F. MCCAULEY	Director	March 29, 2006
Edward F. McCauley
/s/ LARRY L. MIHALCHIK	Director	March 29, 2006
Larry L. Mihalchik
/s/ JERRY A. SCHILLER	Director	March 29, 2006
Jerry A. Schiller
/s/ MICHAEL J. SHEA	Executive Vice President, Chief	March 29, 2006
Michael J. Shea	Financial Officer, Treasurer and
Secretary (Principal Financial and
Accounting Officer)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
 Stockholders of Mac-Gray Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mac-Gray Corporation and its subsidiaries at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards  require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 2, 2006

MAC-GRAY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,491	$11,046
Trade receivables, net of allowance for doubtful accounts	8,437	10,308
Inventory	5,099	6,398
Deferred income taxes	2,785	909
Prepaid expenses, facilities management rent and other current assets	7,457	9,052
Total current assets	30,269	37,713
Property, plant and equipment, net	89,776	118,459
Goodwill	37,941	37,941
Intangible assets, net	33,950	116,793
Prepaid expenses, facilities management rent and other assets	10,394	13,177
Total assets	$202,330	$324,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,161	$—
Current portion of capital lease obligations	942	1,185
Trade accounts payable	10,078	10,252
Accrued facilities management rent	10,685	15,629
Accrued expenses	5,337	12,472
Deferred revenues and deposits	803	682
Total current liabilities	33,006	40,220
Long-term debt	65,702	164,000
Long-term capital lease obligations	1,523	1,493
Deferred income taxes	25,464	29,010
Deferred retirement obligation	333	229
Other liabilities	366	530
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 12,782,089 outstanding at December 31, 2004, and 13,443,754 issued and 12,924,340 outstanding at December 31, 2005)	134	134
Additional paid in capital	68,568	69,032
Accumulated other comprehensive income	822	315
Retained earnings	13,283	24,513
	82,807	93,994
Less common stock in treasury, at cost (661,665 at December 31, 2004 and 519,414 shares at December 31, 2005)	(6,871)	(5,393)
Total stockholders’ equity	75,936	88,601
Total liabilities and stockholders’ equity	$202,330	$324,083

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share data)

	Years Ended December 31,
	2003	2004	2005
Revenue:
Facilities management revenue	$109,949	$140,480	$214,816
Product sales	39,707	42,214	45,807
Total revenue	149,656	182,694	260,623
Cost of revenue:
Cost of facilities management revenue	73,409	94,459	143,156
Depreciation and amortization	16,723	20,747	31,337
Cost of product sales	28,217	29,874	35,069
Total cost of revenue	118,349	145,080	209,562
Gross margin	31,307	37,614	51,061
Operating expenses:
General and administration	9,519	11,078	14,164
Sales and marketing	11,341	13,005	16,097
Depreciation and amortization	1,100	1,047	1,189
Gain on sale of assets, net	(145)	(1,208)	(10,735)
Loss on early extinguishment of debt	381	183	668
Total operating expenses	22,196	24,105	21,383
Income from operations	9,111	13,509	29,678
Interest expense, net	(2,807)	(4,312)	(10,939)
Gain related to derivative instruments	—	—	1,876
Gain on sale of lease receivables	836	—	—
Income before provision for income taxes	7,140	9,197	20,615
Provision for income taxes	(3,036)	(3,934)	(8,563)
Net income	$4,104	$5,263	$12,052
Net income per common share—basic	$0.32	$0.41	$0.94
Net income per common share—diluted	$0.32	$0.40	$0.91
Weighted average common shares outstanding—basic	12,635	12,702	12,864
Weighted average common shares outstanding—diluted	12,741	13,028	13,283

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated
	Common stock		Additional	Other			Treasury Stock
	Number		Paid in	Comprehensive	Comprehensive	Retained	Number
	of shares	Value	Captial	Loss	Income	Earnings	of Shares	Cost	Total
Balance, December 31, 2002	13,443,754	$134	$68,540	$(1,723)		$5,805	773,534	$(9,068)	$63,688
Net income	—	—	—	—	$4,104	4,104	—	—	4,104
Other comprehensive income:
Unrealized gain on derivative instruments and reclassification adjustment, net of tax of $901 (Note 6)	—	—	—	1,351	1,351	—	—	—	1,351
Comprehensive income	—	—	—	—	$5,455	—	—	—	—
Stock issuance - Employee Stock Purchase Plan	—	—	—	—		(212)	(24,079)	278	66
Repurchase of common stock						—	155,500	(622)	(622)
Options exercised	5,600	—	21	—		(154)	(22,000)	230	97
Stock granted	—	—	—	—		(104	(13,095)	149	45
Balance, December 31, 2003	13,449,354	134	68,561	(372)		9,439	869,860	(9,033)	68,729
Net income	—	—	—	—	$5,263	5,263	—	—	5,263
Other comprehensive income:
Unrealized gain on derivative instruments and reclassification adjustment, net of tax of $796 (Note 6)	—	—	—	1,194	1,194	—	—	—	1,194
Comprehensive income	—	—	—	—	$6,457	—	—	—	—
Stock issuance—Employee
Stock Purchase Plan	—	—	—	—		(152)	(23,855)	247	95
Options exercised	2,000	—	7	—		(1,164)	(170,833)	1,775	618
Retirement of treasury stock	(7,600)	—	—	—		(79)	(7,600)	79	—
Stock granted	—	—	—	—		(24)	(5,907)	61	37
Balance, December 31, 2004	13,443,754	134	68,568	822		13,283	661,665	(6,871)	75,936
Net income	—	—	—	—	$12,052	12,052	—	—	12,052
Other comprehensive income:
Unrealized gain on derivative instruments and reclassificationadjustment, net of tax benefit of $338 (Note 6)	—	—	—	(507)	(507)	—	—	—	(507)
Comprehensive income	—	—	—	—	$11,545	—	—	—	—
Options exercised	—	—	—	—		(693)	(104,583)	1,086	393
Tax benefit on options exercised	—	—	464	—		—	—	—	464
Stock issuance—Employee
Stock Purchase Plan	—	—	—	—		(127)	(31,610)	328	201
Stock granted	—	—	—	—		(2)	(6,058)	64	62
Balance, December 31, 2005	13,443,754	$134	$69,032	$315		$24,513	519,414	$(5,393)	$88,601

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$4,104	$5,263	$12,052
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	17,823	21,794	32,526
Loss on early extinguishment of debt	381	183	668
(Decrease) increase in allowance for doubtful accounts and lease reserves	85	(553)	206
Gain on sale of assets	(485)	(1,208)	(10,735)
Deferred income taxes	1,098	4,219	2,188
Tax benefit from exercise of stock options	-	—	464
Director stock grant	45	37	62
Non-cash interest (income) expense	648	1,368	(1,680)
Decrease (increase)in accounts receivable	(1,482)	821	(2,077)
Decrease (increase) in inventory	1,328	563	(300)
Decrease (increase) in prepaid expenses, facilities management rent and other assets	974	(913)	(5,888)
Increase in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	234	5,736	10,537
Decrease in deferred revenues and customer deposits	(273)	(202)	(121)
Net cash flows provided by operating activities	24,480	37,108	37,902
Cash flows from investing activities:
Capital expenditures	(15,372)	(17,826)	(26,380)
Payments for acquisitions, net of cash received	(1,030)	(41,454)	(106,244)
Proceeds from sale of lease receivables	3,284	—	—
Proceeds from sale of property and equipment	316	2,179	12,373
Net cash flows used in investing activities	(12,802)	(57,101)	(120,251)
Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,630)	(1,396)	(1,390)
Borrowings on 2005 Senior Notes	—	—	150,000
Borrowings on 2005 term credit facility	—	—	80,000
Payments on 2005 term credit facility	—	—	(80,000)
Borrowings on term credit facility and mortgage note payable	20,000	22,071	—
Payments on term credit facility and mortgage note payable	(3,071)	(5,120)	(33,880)
Payments on 2000 Senior Secured Credit Facility, net	(54,500)	—	—
(Payments) borrowings on revolving credit facility, net	31,765	5,217	(22,984)
Payments for repurchase of common stock	(622)	—	—
Financing costs	(466)	(297)	(6,218)
(Payments for) proceeds from termination of derivative instruments	(3,037)	—	782
Proceeds from issuance of common stock	66	95	201
Proceeds from exercise of stock options	97	618	393
Net cash flows (used in) provided by financing activities	(11,398)	21,188	86,904
Increase in cash and cash equivalents	280	1,195	4,555
Cash and cash equivalents, beginning of period	5,016	5,296	6,491
Cash and cash equivalents, end of period	$5,296	$6,491	$11,046
Supplemental cash flow information:
Interest paid	$3,132	$3,641	$6,553
Income taxes paid	$319	$646	$6,622

Supplemental disclosure of non-cash investing activities: During the years ended December 31, 2003, 2004 and 2005, the Company acquired various vehicles under capital lease agreements totaling $1,380, $1,579, and $1,499, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.   Description of the Business and Basis of Presentation

Description of the Business.   Mac-Gray Corporation (“Mac-Gray” or the “Company”) generates the majority of its revenue from card/coin-operated laundry rooms located in the Northeastern, Southeastern and Midwestern United States. A portion of its revenue is also derived from the sale and lease of the Company’s MicroFridge® product lines. The Company’s principal customer base is the multi-unit housing market, which includes apartments, condominium units, colleges and universities, and military bases. The Company also sells, services and leases commercial laundry equipment to commercial laundromats, multi-unit housing properties and institutions. The Company also generates revenue from card/coin-operated reprographics equipment located in university and municipal libraries, and other buildings. The majority of the Company’s purchases of laundry equipment is from one supplier.

Basis of Presentation.   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

2.   Significant Accounting Policies

Cash and Cash Equivalents.   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On occasion the Company has excess cash available for a short period of time; when this occurs, the Company invests such excess cash in repurchase agreements and other highly liquid short-term investments. Accordingly, the investments are subject to minimal credit and market risk. The Company has cash investments with financial institutions in excess of the $100 insured limit of the Federal Deposit Insurance Corporation. Included in cash and cash equivalents is an estimate of cash not yet collected which remains at laundry and reprographics customer locations. At December 31, 2004 and 2005, this estimate was $4,549 and $8,388, respectively.

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

The Company has entered into long-term lease transactions that meet the qualifications of a sales-type lease for certain equipment. For these transactions, the amount of revenue recognized upon product shipment is the present value of the minimum lease payments, excluding executory costs and excluding profits on executory costs, discounted at the interest rate implicit in the lease. Interest revenue is recognized over the life of the rental agreement. At December 31, 2004 and 2005 the Company had $4,276 and $2,680, respectively, in receivables related to sales-type leases. These receivables have been recorded net of unearned interest income of $359 and $300 at December 31, 2004 and 2005. These receivables are primarily due ratably over the next five years and have been classified as other current assets and other long-term assets, as appropriate, in the consolidated balance sheet. The related reserve for lease receivables was $152 at December 31, 2004 and 2005.  The Company has not entered into any significant sales-type leases since 2001. In September of 2003, the Company received $3,284 for the sale of certain lease receivables resulting in a gain of $836.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

2.   Significant Accounting Policies (Continued)

Allowance for Doubtful Accounts.   On a regular basis, the Company reviews the adequacy of its provision for doubtful accounts for trade accounts receivable and lease receivables based on historical collection results and current economic conditions using factors based on the aging of its trade accounts and lease receivables. In addition, the Company estimates specific additional allowances based on indications that a specific customer may be experiencing financial difficulties. The Company maintains an allowance for doubtful trade accounts receivable of $230 and $436 at December 31, 2004 and 2005, respectively.

Concentration of Credit Risk.   Financial instruments which potentially expose the Company to concentration of credit risk include trade and lease receivables generated by the Company as a result of the selling and leasing of laundry equipment and MicroFridge® products. To minimize this risk, ongoing credit evaluations of customers’ financial condition are performed and reserves are maintained. The Company typically does not require collateral. No individual customer accounted for more than 10% of revenues or accounts receivable for any period presented.

Fair Value of Financial Instruments.   For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 2004 and 2005, based upon terms currently available to the Company in financial markets. The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.

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

Facilities Management Equipment—Not Yet Placed in Service.   These assets represent laundry machines that management estimates will be installed in facilities management laundry rooms over the next twelve months and have not been purchased for commercial sale. These assets are grouped in Property, Plant and Equipment and are not depreciated until placed in service under a facilities management lease agreement.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

2.   Significant Accounting Policies (Continued)

Advertising Costs.   Advertising costs are expensed as incurred. These costs were $1,101, $1,251 and $1,347 for the years ended December 31, 2003, 2004 and 2005, respectively.

Goodwill and Intangible Assets.   Intangible assets primarily consist of various non-compete agreements, customer lists, goodwill, trademark and contract rights recorded in connection with acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from two to five years. Customer lists are amortized using the straight-line method over fifteen years. The majority of contract rights are amortized using the straight-line method over twenty years, with the balance amortized on a straight-line method over fifteen years. The life assigned to acquired contracts is based on several factors, including: the seller’s renewal rate of the contract portfolio for the most recent years prior to the acquisition, the number of years the average contract has been in the seller’s contract portfolio, the overall level of customer satisfaction within the contract portfolio and the ability of the Company to maintain or exceed the level of customer satisfaction maintained by the seller prior to the acquisition by the Company. The Company is accounting for acquired contract rights on a pool-basis based on the fact that, in general, no single contract accounts for more than 1.5% of the revenue of any acquired portfolio and the fact that few of the contracts are predicted to be terminated, either prior to or at the end of the contract term. In accordance with the adoption of the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) (see note 6), the Company stopped amortizing goodwill on January 1, 2002.

Impairment of Long-Lived Assets.   The Company reviews long-lived assets, including fixed assets and intangible assets with definitive lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The Company’s annual impairment test for contract rights assigned a 15-year amortization period consists of comparing the current number of machines under contract and the current cash flow of all the Company’s contracts in the market where the portfolios were acquired to the original number of machines acquired and the cash flow as predicted by the Company at the time of the acquisition. For those contract rights assigned a 20-year amortization period, the Company’s annual impairment test consists primarily of identifying the accumulated retention rate of the specific acquired contract portfolio in order to assess the appropriateness of the net book value of the related contract rights. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

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

The Company evaluates its trademark annually for impairment. If the trademark is still actively used by the Company and continues to be a recognized brand in the industry, there is deemed to be no impairment.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

2.   Significant Accounting Policies (Continued)

Income Taxes.   The Company accounts for income taxes utilizing the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Under the provisions of FAS 109, the current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable currently or in future years. The classification of net current and non-current deferred tax assets or liabilities depend upon the nature of the related asset or liability. Deferred income taxes are provided for temporary differences between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

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

If the company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Year Ended December 31,
	2003	2004	2005
Net income, as reported	$4,104	$5,263	$12,052
Deduct: Total stock-based employee compensation expense determined under fair value related tax effects	(377)	(241)	(337)
Pro forma net income	$3,727	$5,022	$11,715
Earnings per share:
Basic, as reported	$0.32	$0.41	$0.94
Basic, pro forma	$0.29	$0.40	$0.91
Diluted, as reported	$0.32	$0.40	$0.91
Diluted, pro forma	$0.29	$0.39	$0.88

The fair value of the Company’s options was estimated as of the date of grant using a Black-Scholes option pricing model with the following components:

	December 31,
	2003	2004	2005
Fair value of options granted at grant date	$2.42	$2.48	$3.80
Risk free interest rate	3.74%	3.03%	3.84%
Expected option term—employees	7 years	7 years	7 years
Expected option term—independent directors	3 years	3 years	3 years
Expected volatility	41%	36%	37%

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

2.   Significant Accounting Policies (Continued)

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

Earnings Per Share.   The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS 128”). FAS 128 requires the presentation of basic earnings per share (“EPS”) and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share has been calculated using the treasury stock method.

Other Comprehensive Income.   The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”). This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by stockholders and distributions to stockholders.

Financial Instruments.   The Company accounts for derivative instruments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and Statement of Financial Accounting Standard No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FAS No. 133” (“FAS 138”). These statements require the Company to recognize derivatives on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the intended use of the derivative. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Product Warranties.   The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical experience. Actual costs have not exceeded the Company’s estimates.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

2.   Significant Accounting Policies (Continued)

The activity for the year ended December 31, 2005 is as follows:

Accrued
Warranty
Balance, December 31, 2003	$250
Accruals for warranties issued	383
Settlements made (in cash or in kind)	(365)
Balance, December 31, 2004	268
Accruals for warranties issued	366
Settlements made (in cash or in kind)	(344)
Balance, December 31, 2005	$290

New Accounting Pronouncements.   In November 2004, the Financial Accounting Standards Board (“FASB”) issued FAS Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“SFAS 151”). SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. The Company is currently completing its evaluation of the adoption of SFAS 151 and does not believe that this statement will have an impact on its results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R is a revision of FAS Statement No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95 “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is effective for fiscal years beginning after June 15, 2005, or for the Company, January 1, 2006. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”). SAB107 expresses views of the SEC regarding the interaction between SFAS and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based compensation for public companies. The Company is currently completing its evaluation of the adoption of SFAS 123R and the impact that this statement will have on its results of operations. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Assets Retirements Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and or method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional assets obligation when incurred if the liability’s fair value can be reasonably estimated. Adoption of FIN 47 did not have any material effect on the Company’s results of operations, financial condition or cash flows. The Company will implement FIN 47 effective January 1, 2006.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

2.   Significant Accounting Policies (Continued)

In August 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods’ financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, or for the Company beginning January 1, 2006.

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

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

3.   Acquisitions (Continued)

The total purchase price of each of these acquisitions, including assumed liabilities of accrued facilities management rent and accrued notes payable was allocated as follows:

	Acquisition Date
	January 16, 2004	January 10, 2005
Contract Rights	$28,060	$71,858
Equipment	12,027	25,099
Trade Name	—	12,650
Inventory	804	999
Accrued Uncollected Cash	941	3,900
Furniture & Fixtures	30	1,452
Non-Compete Agreement	49	—
Total Purchase Price	$41,911	$115,958

The following unaudited pro forma operating results of the Company assume the 2005 acquisition took place on January 1, 2004. Such information includes adjustments to reflect additional depreciation, amortization and interest expense, and is not necessarily indicative of what the results of operations would have been or the results of operations in future periods.

Year Ended
December 31,
2004
Net revenue	$252,031
Net income	1,174
Net income per share:
Basic	$0.09
Diluted	$0.09

4.   Sale of Corporate Headquarters

On June 30, 2005, we completed the sale of our corporate headquarters in Cambridge, Massachusetts for $11.8 million in cash. We used the net proceeds from the sale to repay the $3.8 million balance of the mortgage loan on the property and repay $2.0 million under the 2005 senior credit facilities. Concurrently with the closing of the sale, we leased the property back from the purchaser until March 31, 2006 while we relocated our corporate, warehouse and branch operations to new facilities. In connection with this sale, in the second quarter of 2005 we recorded a gain of approximately $6.1 million, net of taxes.

5.   Long-Term Debt

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

5.   Long-Term Debt (Continued)

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

Under the terms of the notes, we were required to complete a publicly registered exchange offer for the senior notes for substantially identical senior notes. The exchange offer was completed on October 25, 2005.

The terms of senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments; (iii) entering into agreements that restrict distributions from restricted subsidiaries; (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries; (v) transactions with affiliates; (vi) incurrence of liens; (vii) sale/leaseback transactions and (vii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. There were no events of default under the senior notes at December 31, 2005.

The terms of senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at December 31, 2005.

The 2005 Revolver matures on January 10, 2010 and continues to be collateralized by a blanket lien on the assets of the Company and its two main subsidiaries, Mac-Gray Services, Inc. and Intirion Corporation, as well as a pledge by the Company of all the capital stock of these two subsidiaries.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

5.   Long-Term Debt (Continued)

Borrowings outstanding under the 2005 Revolver bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.75% to 2.50% (as of December 31, 2005, 2.25%) determined quarterly by reference to the funded debt ratio, or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.75% to 1.50% (as of December 31, 2005, 1.25%), determined quarterly by reference to the funded debt ratio.

As of December 31, 2005, there was $14,000 outstanding under the revolving line of credit and $400 in outstanding letters of credit. The available balance under the revolving line of credit was $105,600 at December 31, 2005. The actual amount that could be borrowed against the line of credit is governed by the funded debt ratio covenant. At December 31, 2005, the total amount that could be borrowed was $55 million.

The 2005 Revolver includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that the Company was required to meet as of December 31, 2005 were 4.25 to 1.00, 1.10 to 1.00, and 2.00 to 1.00, respectively. The Company was in compliance with these and all other financial covenants at December 31, 2005.

The 2005 Revolver provides for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by the Company proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting the Company or any of its subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against the Company or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the Credit Agreement. There were no events of default under the 2005 Revolver at December 31, 2005.

As a result of the January 2004 amendment, entering into the 2005 Credit Facilities in January 2005, and the August 2005 amendment of the 2005 Credit Facilities, the Company expensed approximately $183 and $668 in deferred financing costs in the periods ended December 31, 2004 and 2005, respectively.

The weighted average interest rates of the Company’s borrowings under the 2003 and 2005 Credit Facilities at December 31, 2004 and 2005 were 4.5% and 5.4%, respectively.

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

5.   Long-Term Debt (Continued)

$3,280 due upon maturity on December 31, 2008. On June 30, 2005, the outstanding mortgage loan was paid in full as a result of the sale of the real estate.

Long-term debt also includes capital lease obligations on the company’s vehicles totaling $2,465 and $2,678 at December 31, 2004 and 2005, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2006	1,227
2007	835
2008	452
2009	164
2010	14,000
Thereafter	150,000
$166,678

6.   Derivative Instruments

The Company entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt. Concurrent with the reduction of the amounts due under the 2005 credit facilities, eight swap agreements previously designated as cash flow hedges ceased to qualify as cash flow hedges, of which four were terminated by the Company. Of the remaining four contracts, one continues to be designated as a cash flow hedge. The change in the fair value of the remaining three swap agreements which do not qualify for hedge accounting is recognized in the income statement in the period in which the change occurs. The change in the fair value of these three contracts together with the gain on termination of the four contracts, resulted in a gain of $1,876 for the year ended December 31, 2005.

The table below outlines the details of each remaining swap agreement:

				Notional
	Original			Amount
	Notional	Fixed/		December 31,	Expiration	Fixed
Date of Origin	Amount	Amortizing		2005	Date	Rate
Jun 24, 2003	$20,000	Fixed		$20,000	Jun 30, 2008	2.69%
Jun 24, 2003	$20,000	Amortizing	(1)	$12,857	Jun 30, 2008	2.34%
May 2, 2005	$17,000	Fixed	(2)	$—	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	(3)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	(3)	$—	Dec 31, 2011	4.77%

(1)          Cash flow hedge

(2)          Effective Date is March 31, 2007

(3)          Effective Date is June 30, 2008

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

6.   Derivative Instruments (Continued)

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

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2004 and 2005, the fair value of the Swap Agreements were $940 and $1,647, respectively. These amounts have been included in other assets on the consolidated balance sheet.

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

The changes in accumulated other comprehensive (loss) income relate entirely to the Company’s interest rate swap agreement. If the Company were to change its hedging strategy, it would recognize a gain of approximately $552 based on the fair value of the Swap Agreements at December 31, 2005. The components of other comprehensive income are as follows:

	For the years ended December 31,
	2003	2004	2005
Unrealized gain on derivative instruments	$1,247	$622	$835
Reclassification adjustment	1,005	1,368	(1,680)
Total other comprehensive income (loss) before income taxes	2,252	1,990	(845)
Income tax (expense) benefit	(901)	(796)	338
Total other comprehensive income (loss)	$1,351	$1,194	$(507)

The reclassification adjustment above represents gains (losses) upon termination of swap agreements.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

7.   Prepaid Expenses, Facilities Management Rent and Other Current Assets

Prepaid expenses, facilities management rent and other current assets consist of the following:

	December 31,
	2004	2005
Prepaid facilities managment rent	$2,305	$3,576
Prepaid supplies	1,892	2,997
Leases receivable	1,884	1,259
Prepaid income taxes	—	304
Prepaid insurance	972	392
Other	404	524
	$7,457	$9,052

8.   Prepaid Expenses, Facilities Management Rent and Other Assets

Prepaid expenses, facilities management rent and other assets consist of the following:

	December 31,
	2004	2005
Prepaid facilities managment rent	$6,514	$8,508
Leases receivable	2,048	1,301
Notes receivable	635	478
Deposits	—	593
Derivative instruments	940	1,647
Other	257	650
	$10,394	$13,177

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

9.   Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Estimated	December 31
	Useful Life	2004	2005
Facilities management equipment	5-10 years	$165,456	$211,809
Rental equipment	7 years	2,243	2,779
Facilities management improvements	7-10 years	9,938	11,078
Buildings and improvements	10-39 years	2,658	1,479
Furniture, fixtures and computer equipment	2-7 years	9,466	12,321
Trucks and autos	3-5 years	5,917	6,699
Tooling costs	3 years	394	422
Land and improvements	—	221	77
		196,293	246,664
Less: accumulated depreciation		108,603	131,630
		87,690	115,034
Facilities management equipment, not yet placed in service		2,086	3,425
Property, plant and equipment, net		$89,776	$118,459

Depreciation of property, plant and equipment totaled $16,466, $19,254 and $26,409 for the years ended December 31, 2003, 2004 and 2005, respectively.

At December 31, 2004 and 2005, trucks and autos included $5,794 and $6,577, respectively, of equipment under capital lease with an accumulated amortization balance of $3,328 and $3,899, respectively.

10.   Goodwill and Intangible Assets

Included in Intangible Assets is the deferred tax benefit of the difference between the book and tax basis of the assets acquired in the 2005 Acquisition. The Intangible Asset is amortized over 15 years as the tax benefit is realized.

Goodwill, which will not be further amortized, and intangible assets to be amortized consist of the following:

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

10.   Goodwill and Intangible Assets (Continued)

	As of December 31, 2004
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$37,718		$37,718
Product Sales	223		223
	$37,941		$37,941
Intangible assets:
Facilities Management:
Non-compete agreements	$4,580	$4,018	$562
Contract rights	38,807	6,661	32,146
Product Sales:
Customer lists	1,451	637	814
Deferred financing costs	1,029	601	428
	$45,867	$11,917	$33,950

	As of December 31, 2005
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$37,718		$37,718
Product Sales	223		223
	$37,941		$37,941
Intangible assets:
Facilities Management:
Trade Name	$12,650	$—	$12,650
Non-compete agreements	4,580	4,095	485
Contract rights	109,450	12,039	97,411
Product Sales:
Customer lists	1,451	734	717
Deferred financing costs	5,923	393	5,530
	$134,054	$17,261	$116,793

Estimated future amortization expense of intangible assets consists of the following:

2006	$6,294
2007	6,294
2008	6,288
2009	6,283
2010	6,045
Thereafter	70,024
$101,228

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

10.   Goodwill and Intangible Assets (Continued)

Amortization expense associated with the above intangible assets amounted to $1,357, $2,540 and $6,117 for the years ended December 31, 2003, 2004 and 2005, respectively.

11.   Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2004	2005
Accrued interest	$135	$4,508
Accrued salaries/benefits	80	145
Accrued note payable	—	1,284
Accrued commission/bonuses	1,605	2,237
Accrued expenses on corporate office buildout	—	539
Accrued warranty	268	268
Deferred service revenue	203	84
Deferred smart card revenue	813	925
Current portion of deferred retirement obligation	104	104
Accrued professional fees	257	261
Accrued personal property taxes	515	783
Accrued income taxes	416	—
Accrued sales tax	289	470
Accrued insurance	503	554
Other accrued expenses	149	310
	$5,337	$12,472

12.   Deferred Retirement Obligation

The deferred retirement obligation at December 31, 2004 and 2005 relates to payments due to a former shareholder of the Company in connection with a retirement agreement, which provides for annual payments of $104 until the death of the former shareholder. The liability has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

13.   Income Taxes

The provision for state and federal income taxes consists of the following:

	Years Ended December 31,
	2003	2004	2005
Current state	$384	$299	$1,074
Deferred state	454	714	623
Current federal	79	170	5,368
Deferred federal	2,119	2,751	1,498
Total income taxes	$3,036	$3,934	$8,563

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

13.   Income Taxes (Continued)

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities at December 31:

	2004	2005
Deferred tax assets:
Net operating loss carryforwards	$130	$—
Alternative minimum tax credit carryforwards	1,404	—
Derivative instrument interest	77	(430)
Accounts receivable	107	183
Inventory	—	139
Accrued bonus	336	569
Deferred compensation	168	128
Warranty Reserve	185	139
Deferred revenue	332	—
Long term lease receivable reserve	43	48
Other	3	133
	2,785	909
Deferred tax liabilities:
Depreciation	21,375	23,427
Amortization	2,380	3,977
Sales-type leases	1,606	1,235
Other	103	371
	25,464	29,010
Net deferred tax liabilities	$22,679	$28,101

For the years ended December 31, 2003, 2004 and 2005 the statutory income tax rate differed from the effective rate primarily as a result of the following differences:

	2003	2004	2005
Taxes computed at federal statutory rate	34.0%	34.0%	35.0%
State income taxes, net of federal benefit	6.5	6.7	5.3
Other	2.0	2.1	1.2
Income tax provision	42.5%	42.8%	41.5%

14.   Preferred Stock Purchase Rights

Pursuant to the terms of a Shareholder Rights Agreement (the “Rights Agreement”), the Board of Directors declared a distribution on June 15, 1999 of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of Common Stock of the Company (the “Common Stock”). Under certain circumstances, each Right entitles the holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, par value $.01 per share (the “Preferred Stock”), at a cash exercise price of $80.00 per Unit, subject to adjustment. The Rights are not exercisable and are attached to and trade with all shares of Common Stock until the earlier to occur of (i) 10 days following the first public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock (an “Acquiring Person”) ( the date of said announcement being referred to as

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

14.   Preferred Stock Purchase Rights (Continued)

the “Stock Acquisition Date”), (ii) 10 business days following the commencement of a tender offer or exchange offer that could result upon its consummation in a person or group becoming the beneficial owner of 15% or more of the outstanding shares of Common Stock or (iii) the determination by the Board of Directors that any person is an “Adverse Person” as defined in the Rights Agreement. The Rights will expire at the close of business on June 15, 2009 (the “Expiration Date”), unless previously redeemed or exchanged by the Company as described below. The Rights are not entitled to vote or to receive dividends.

In the event that a Stock Acquisition Date occurs or the Board of Directors determines that a person is an Adverse Person, each Right will be entitled to receive upon exercise that number of Units of Preferred Stock of the Comany having a market value of two times the exercise price of the Right. In the event that, at any time following the Stock Acquisition Date, (i) the Company merges with and into any other person, and the Company is not the continuing or surviving corporation, (ii) any person merges with and into the Company and the Company is the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of Common Stock are changed into or exchanged for securities of any other person or cash or any other property, or (iii) 50% or more of the Company’s assets or earning power is sold, each Right will be entitled to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the exercise price of the Right. Rights that are or were beneficially owned by an Acquiring Person or an Adverse Person may (under certain circumstances specified in the Rights Agreement) become null and void.

The Rights may be redeemed in whole, but not in part, at a price of $0.01 per Right by the Board of Directors only until the earliest of (i) the time at which a person is declared to be an Adverse Person, (ii) the time at which any person becomes an Acquiring Person, or (iii) the Expiration Date.

15.   Segment Information

The Company operates four business units which are based on the Company’s different product and service categories: Laundry Facilities Management, Laundry Equipment Sales, MicroFridge® and Reprographics. These four business units have been aggregated into two reportable segments (“Facilities Management” and “Product Sales”). The Facilities Management segment includes two business units: Laundry Facilities Management and Reprographics. The Laundry Facilities Management business unit provides coin and debit card-operated laundry equipment to multi-unit housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Reprographics business unit provides coin and debit-card-operated copiers to academic and public libraries. The Product Sales segment includes two business units: MicroFridge® and Laundry Equipment Sales. The MicroFridge® business unit revenue includes sales of its own patented and proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes hospitality and assisted living facilities, military housing and colleges and universities. The Laundry Equipment Sales business unit operates as a distributor of, and provides service to, commercial laundry equipment in public laundromats, as well as for institutional purchasers, including hospitals, hotels and the United States military for use in their own on-premise laundry facilities.

Prior to January 2005, the Company operated the same four business units, but they were aggregated into different reportable segments (“Laundry and Reprographics” and “MicroFridge®”). The Laundry and Reprographics segment included the Laundry Facilities Management, Laundry Equipment Sales and

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

15.   Segment Information (Continued)

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

There are no intersegment revenues.

The tables below present information about the operations of the reportable segments of Mac-Gray for the years ended December 31, 2003, 2004 and 2005. The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments. For comparative purposes the Company has reclassified its revenues and gross margins for the years ended December 31, 2003 and 2004 into the Company’s current Facilities Management and Product Sales segments.

	For the years ended December 31,
	2003	2004	2005
Revenue:
Facilities management	$109,949	$140,480	$214,816
Product sales	39,707	42,214	45,807
Total	149,656	182,694	260,623
Gross margin:
Facilities management	20,698	25,886	40,714
Product sales	10,609	11,728	10,347
Total	31,307	37,614	51,061
Selling, general and administration expenses	21,960	25,130	31,450
Loss on early extinguishment of debt	381	183	668
Gain on sale of assets	(145)	(1,208)	(10,735)
Gain related to derivative instruments	—	—	(1,876)
Interest and other expenses, net	2,807	4,312	10,939
Gain on sale of lease receivables	(836)	—	—
Income before provision for income taxes	$7,140	$9,197	$20,615

	December 31, 2004	December 31,2005
Assets
Facilities management	$165,481	$281,864
Product sales	26,045	23,757
Total for reportable segments	191,526	305,621
Corporate(1)	8,019	17,553
Deferred income taxes	2,785	909
Total assets	$202,330	$324,083

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

Future minimum lease payments under non-cancelable operating and capital leases consist of the following:

	Capital Leases	Operating Leases
Year ended December 31,
2006	$1,315	$2,045
2007	914	2,044
2008	507	1,739
2009	186	1,582
2010 and thereafter	—	6,581
	2,922	$13,991
Less: amount representing interest (LIBOR of 4.19% at December 31, 2005)	244
	2,678
Present value future minimum lease payments less amounts due within one year	1,185
Amounts due after one year	$1,493

Rent expense incurred by the Company under non-cancelable operating leases totaled  $1,187, $1,409 and $2,439 for the years ended December 31, 2003, 2004 and 2005, respectively.

Guaranteed Facilities Management Rent Payments.   The Company operates debit-card and coin operated facilities management laundry rooms under various lease agreements in which the Company is required to make minimum guaranteed rent payments to the respective lessors. The following is a schedule by years of future minimum guaranteed rent payments required under these lease agreements that have initial or remaining non-cancelable contract terms in excess of one year as of December 31, 2005:

2006	$6,473
2007	5,658
2008	4,456
2009	3,364
2010	2,683
Thereafter	2,571
$25,205

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

17.   Employee Benefit and Stock Plans

Retirement Plans.   The Company maintains a qualified profit-sharing/401(k) plan (the “Plan”) covering substantially all employees. The Company’s contributions to the Plan are at the discretion of the Board of Directors. Costs under the Plan amounted to $606, $644 and $1,046 for the years ended December 31, 2003, 2004 and 2005, respectively.

Stock Option and Incentive Plans.   On April 7, 1997, the Board of Directors adopted, and the Company’s stockholders approved, the 1997 Stock Option and Incentive Plan for the Company (the “1997 Stock Plan”). On May 26, 2005, the Board of Directors adopted, and the Company’s stockholders approved, the 2005 Stock Option and Incentive Plan for the Company (the “2005 Stock Plan”; together the “Stock Plans”). The Stock Plans are designed and intended as a performance incentive for officers, employees, consultants and directors to promote the financial success and progress of the Company. All officers, employees and independent directors are eligible to participate in the Stock Plans. Awards, when made, may be in the form of stock options, restricted stock, unrestricted stock options, and dividend equivalent rights. The Stock Plans require the maximum term of options to be ten years.

Employee options generally vest such that thirty-three percent (33%) of the options will become exercisable on each of the first through third anniversaries of the date of grant of the options; however, the Administrator of the Stock Plans may determine, at its discretion, the vesting schedule for any option award. In the event of termination of the optionees’ relationship with the Company, vested options not yet exercised terminate within 90 days. The Stock Plans also provide for the automatic annual grant to each of the independent directors to purchase 7,500 shares of common stock. The non-qualified options granted to independent directors are exercisable immediately and will terminate on the tenth anniversary of the grant. The exercise prices are the fair market value of the shares underlying the options on the respective dates of the grants. Other than the stock option grants, there were no other grants of equity-based compensation awards.

At December 31, 2005, the stock plans provide for the issuance of up to 2,592,434 shares of common stock. At December 31, 2005, approximately 1,693,700 shares of common stock were reserved for issuance under the Stock Plans, of which 1,1,123,284 shares were subject to outstanding options, 300,516 shares were issued pursuant to the exercise of option agreements and 269,900 remained available for issuance.

The following is a summary of stock option plan activity:

	2003		2004		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,012,080	$3.85	1,055,400	$4.01	914,367	$4.24
Granted	131,000	$4.95	72,000	$6.43	363,200	$8.76
Exercised	(27,600)	$3.49	(172,833)	$3.61	(104,583)	$3.75
Forfeited	(60,080)	$3.65	(40,200)	$4.95	(49,700)	$7.55
Outstanding, end of year	1,055,400	$4.01	914,367	$4.24	1,123,284	$5.60
Exercisable, end of year	574,302	$4.13	719,035	$4.18	768,785	$4.35

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

17.   Employee Benefit and Stock Plans (Continued)

	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$3.00 - $3.85	589,384	5.80	$3.55	589,384	$3.55
$5.00 - $6.54	143,000	8.06	$5.45	97,401	$5.43
$8.50 - $9.30	51,000	3.17	$8.50	51,000	$8.50
$11.25 - $15.13	339,900	9.40	$8.79	31,000	$9.34
	1,123,284	7.06	$5.60	768,785	$4.35

Mac-Gray Corporation 2001 Employee Stock Purchase Plan.   The Company established the Mac- Gray Corporation 2001 Employee Stock Purchase Plan (the “ESPP”) in May of 2001. Under the terms of the ESPP, eligible employees may have between 1% and 15% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the fair market value of the stock on, the lower of, the first day or the last day of each six month interval. Up to 200,000 shares may be offered pursuant to the ESPP. The plan includes certain restrictions, such as the holding period of the stock by employees. The number of shares of common stock purchased through the ESPP was 25,427 and 31,610 for the years ended December 31, 2004 and 2005, respectively. There have been 106,895 shares purchased since the inception of the plan. At December 31, 2004 and 2005 the Company had accumulated employee withholdings associated with this plan of $79 and $142 for acquisition of stock in 2004 and 2005, respectively.

18.   Earnings Per Share

	For the Year Ended December 31, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income—basic	$4,104	12,635	$0.32
Effect of dilutive securities:
Stock options		106
Net income—diluted	$4,104	12,741	$0.32

	For the Year Ended December 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income—basic	$5,263	12,702	$0.41
Effect of dilutive securities:
Stock options		326
Net income—diluted	$5,263	13,028	$0.40

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

18.   Earnings Per Share (Continued)

	For the Year Ended December 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income—basic	$12,052	12,864	$0.94
Effect of dilutive securities:
Stock options		419
Net income—diluted	$12,052	13,283	$0.91

There were 57, 57 and 1 shares under option plans that were excluded from the computation of diluted earnings per share at December 31, 2003, 2004 and 2005, respectively, due to their anti-dilutive effects.

19.   Summary of Quarterly Financial Information (unaudited)

	Year Ended December 31, 2004
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
Revenue	$43,560	$45,211	$44,247	$49,676	$182,694
Cost of revenue	34,448	36,069	35,527	39,036	145,080
Gross margin	9,112	9,142	8,720	10,640	37,614
Operating expenses	4,819	6,544	6,354	6,388	24,105
Income from operations	4,293	2,598	2,366	4,252	13,509
Interest and other expense, net	(1,067)	(1,056)	(1,060)	(1,129)	(4,312)
Income before provision for income taxes	3,226	1,542	1,306	3,123	9,197
Provision for income taxes	1,387	665	554	1,328	3,934
Net income	$1,839	$877	$752	$1,795	$5,263
Net income per common share—basic	$0.15	$0.07	$0.06	$0.14	$0.41
Net income per common share—diluted	$0.14	$0.07	$0.06	$0.14	$0.40
Weighted average common shares outstanding—basic	12,607	12,673	12,747	12,781	12,702
Weighted average common shares outstanding—diluted	13,017	13,069	13,114	13,197	13,028

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

19.   Summary of Quarterly Financial Information (unaudited) (Continued)

	Year Ended December 31, 2005
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
Revenue	$62,373	$63,383	$65,573	$69,294	$260,623
Cost of revenue	49,252	51,351	53,930	55,029	209,562
Gross margin	13,121	12,032	11,643	14,265	51,061
Operating expenses	7,890	(3,216)	7,826	8,883	21,383
Income from operations	5,231	15,248	3,817	5,382	29,678
Interest and other expense, net	(2,272)	(2,553)	(2,899)	(3,215)	(10,939)
Gain related to derivative instruments	—	—	1,659	217	1,876
Income before provision for income taxes	2,959	12,695	2,577	2,384	20,615
Provision for income taxes	1,257	5,395	1,141	770	8,563
Net income	$1,702	$7,300	$1,436	$1,614	$12,052
Net income per common share—basic	$0.13	$0.57	$0.11	$0.12	$0.94
Net income per common share—diluted	$0.13	$0.55	$0.11	$0.12	$0.91
Weighted average common shares outstanding—basic	12,809	12,848	12,879	12,917	12,864
Weighted average common shares outstanding—diluted	13,163	13,204	13,351	13,522	13,283

(1)          The sum of the quarterly earnings per share amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are computed independently of each other.

20.   Subsequent Events

On January 20, 2006, the Company acquired the laundry facilities management assets of a regional operator for approximately $11.5 million. The acquisition was funded by borrowing against the 2005 credit facility. The purchase price allocation will be completed in the first quarter of 2006.

MAC-GRAY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2003, 2004, AND 2005

	Balance	Charged to		Balance
	Beginning	Cost and		at End
	of Year	Expenses	Deductions	of Year
Year Ended December 31, 2003:
Allowance for doubtful accounts and lease reserves	$850	$322	$(237)	$935
Year Ended December 31, 2004:
Allowance for doubtful accounts and lease reserves	$935	$234	$(787)	$382
Year Ended December 31, 2005:
Allowance for doubtful accounts and lease reserves	$382	$329	$(123)	$588