Form 10-K/A
period 2005-12-31
MAC-GRAY CORP
filed 2006-04-10
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

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

EXPLANATORY NOTE

We are filing this Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2005, as originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006 (the “Original Form 10-K”), to correct certain typographical errors as well as immaterial amounts and disclosure information as described below. However, all of the information in the Original Form 10-K that is not being amended by this 10-K/A is also being presented in this 10-K/A in its entirety.

We are amending Item 6, Selected Financial Data. Cash flows provided by operating activities for 2005 were incorrectly stated as $40,817, rather than $37,902, and Cash flows used in investing activities for 2005 were incorrectly stated as ($123,166), rather than ($120,251).

We are amending Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Original Form 10-K to correct the following:

Under Cost of Revenue—Cost of product sales, the gross margin in the MicroFridge business unit for 2004 was incorrectly stated as 25%, rather than 28%.

Under Interest expense, net, the average borrowing rate for 2005 was incorrectly stated as 5.4%, rather than 7.1%.

Under Provision for income taxes, we incorrectly stated the effective tax rate decrease of 1.3% to 41.5% from 42.8% for 2005 compared to the same period in 2004 is primarily attributable to adjustments related to the alternative minimum tax credit. The explanation should have been that the decrease is  primarily attributable to a reduction in the reserve for identified exposures.

Under Cost of product sales, the gross margin associated with MicroFridge equipment sales incorrectly stated an increase to 25.2% of revenue in 2004 from 23.1% in 2003, rather than an increase to 28% of revenue in 2004 from 27% in 2003.

We are revising certain footnotes included  in Item 8, Financial Statements and Supplementary Data of the Original Form 10-K, for immaterial corrections of the following disclosures:

Footnote No. 2, Significant Accounting Policies, Stock Compensation, incorrectly stated total stock based compensation for 2003, 2004 and 2005 as $377,000, $241,000 and $337,000, respectively. The corrected amounts for 2003, 2004 and 2005 are $489,000, $115,000 and $186,000, respectively. As a result of these corrections the pro forma basic earnings per share for 2004 and 2005 changed from $0.40 and $0.91, to $0.41 and $0.92, respectively. The diluted pro forma earnings per share for 2003, 2004 and 2005 changed from $0.29, $0.39 and $0.88 to $0.28, $0.40 and $0.89, respectively.

Footnote No. 2, Significant Accounting Policies, New Accounting Pronouncements, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), incorrectly stated that the Company will implement FIN 47 effective January 1, 2006. As is also separately disclosed the Company actually implemented FIN 47 in the fiscal year ended December 31, 2005.

Footnote No. 3, Acquisitions, omitted the amount of assumed liabilities, accrued facilities management rent, accrued notes payable and deferred tax liabilities, included in the purchase price of the acquisitions, of $489 and $7,500, for 2004 and 2005, respectively.

Footnote No. 17, Employee Benefits and Stock Plans, incorrectly stated that at December 31, 2005, 1,693,700 shares of common stock were reserved for issuance under the stock plans, of which 1,123,284 shares were subject to outstanding options, 300,516 shares were issued pursuant to the exercise of option agreements and 269,900 remained available for issuance. In order to conform to existing numeric disclosures, the description should have been that options for 1,693,700 shares were granted under the stock plans. In addition, the footnote should have disclosed that options for 269,900 shares were forfeited and remain available for reissuance.

This Form 10-K/A is being filed solely to correct the above amounts and disclosures and no other amendments or changes have been made to the Original Form 10-K. This Form 10-K/A continues to speak as of the date of the Original Form 10-K and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K on March 31, 2006.

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

Contact Information

The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission, or “SEC”. Company reports filed with the SEC are available at the SEC’s website at www.sec.gov and the Company’s website at www.macgray.com. The information contained on our website is not included as a part of, or incorporated by reference into, this annual report on Form 10-K/A.

The Company’s corporate offices are located at 404 Wyman Street, Suite 400, Waltham, Massachusetts, 02451-1212. The Company’s telephone number is (781) 487-7600; its fax number is (781) 487-7606, and its email address for investor relations is ir@macgray.com.

Item 1A.                Risk Factors

This annual report on Form 10-K/A contains statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of the Company’s future results of operations or financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. These risks, uncertainties and other factors may cause the Company’s actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are as follows:

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

	Approximate	Annual	Expiration
Location	Square Footage	Rental Rate	Date
Albuquerque, New Mexico	6,600	$43,800	4/2007
Buda, Texas	7,000	46,200	1/2009
Buffalo, New York	10,000	52,800	9/2008
Charlotte, North Carolina	10,640	60,885	3/2008
College Station, Texas	1,250	6,540	10/2006
Deerfield Beach, Florida	8,300	68,475	5/2007
Deerfield Beach, Florida	2,000	24,868	1/2007
Denver, Colorado	5,000	28,021	9/2010
East Brunswick, New Jersey	9,600	81,264	7/2010
East Hartford, Connecticut	14,900	76,128	5/2006
Eugene, Oregon	2,500	17,580	6/2008
Euliss, Texas	10,000	43,900	4/2007
Gurnee, Illinois	22,521	152,812	4/2011
Hendersonville, Tennessee	11,000	51,000	4/2006
Houston, Texas	10,687	59,396	10/2010
Jessup, Maryland	10,361	75,402	3/2007
Lake City, Florida	1,125	7,704	4/2007
Lithia Springs, Georgia	10,675	62,055	2/2011
Oklahoma City, Oklahoma	2,250	11,475	11/2007
Orlando, Florida	2,100	20,849	12/2006
Phoenix, Arizona	25,920	102,000	4/2007
Portland, Oregon	10,000	61,080	3/2011
Salt Lake City, Utah	4,750	28,740	6/2008
Seattle, Washington	9,218	18,750	5/2006
Syracuse, New York	8,400	44,520	10/2008
Tucson, Arizona	4,676	41,600	4/2007
Walpole, Massachusetts	19,000	148,555	5/2006
Waltham, Massachusetts	32,000	962,641	11/2015
Westbrook, Maine	5,625	46,927	7/2011
Woburn, Massachusetts	40,000	190,000	2/2016

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

	Year Ended December 31,
	2001	2002	2003	2004(1)	2005(2)
Statement of Income Data:
Revenue	$152,069	$150,368	$149,656	$182,694	$260,623
Cost of revenue:
Cost of facilities management revenues	74,300	73,961	73,409	94,459	143,156
Depreciation and amortization	19,276	16,501	16,723	20,747	31,337
Cost of product sales	27,551	27,494	28,217	29,874	35,069
Total cost of revenue	121,127	117,956	118,349	145,080	209,562
Operating expenses:
General and administration	8,823	9,359	9,519	11,078	14,164
Sales and marketing	10,994	11,125	11,341	13,005	16,097
Depreciation	1,201	1,197	1,100	1,047	1,189
Gain on sale of assets	(52)	(192)	(145)	(1,208)	(10,735)
Loss on early extinguishment of debt	—	—	381	183	668
Total operating expenses	20,966	21,489	22,196	24,105	21,383
Income from operations	9,976	10,923	9,111	13,509	29,678
Interest expense, net	(5,164)	(4,578)	(2,807)	(4,312)	(10,939)
Gain related to derivative instruments	—	—	—	—	1,876
Gain on sale of lease receivables	—	—	836	—	—
Other expense, net	(28)	(4)	—	—	—
Income before provision for income taxes and effect of change in accounting principle	4,784	6,341	7,140	9,197	20,615
Provision for income taxes	(2,299)	(2,567)	(3,036)	(3,934)	(8,563)
Net income before effect of change in accounting principle	2,485	3,774	4,104	5,263	12,052
Effect of change in accounting principle, net of tax(3)	—	(906)	—	—	—
Net income available to common stockholders	$2,485	$2,868	$4,104	$ 5,263	$ 12,052
Net income per common share before the effect of change in accounting principle—basic	$0.20	$0.30	$0.32	$ 0.41	$ 0.94
Net income per common share before the effect of change in accounting principle—diluted	$0.20	$0.30	$0.32	$ 0.40	$ 0.91
Net income per common share—basic	$0.20	$0.23	$0.32	$0.41	$0.94
Net income per common share—diluted	$0.20	$0.23	$0.32	$0.40	$0.91
Weighted average common shares outstanding—basic	12,645	12,661	12,635	12,702	12,864
Weighted average common shares outstanding—diluted	12,647	12,664	12,741	13,028	13,283

	Year Ended December 31,
	2001	2002(3)	2003(3)	2004(1)(3)	2005(2)(3)
Other Financial Data:
EBITDA(4)	30,425	27,711	27,770	35,303	64,080
Depreciation and amortization	20,477	17,698	17,823	21,794	32,526
Capital expenditures(5)	12,779	13,334	15,372	17,826	26,380
Cash flows provided by operating activities	18,473	26,835	24,480	37,108	37,902
Cash flows used in investing activites	(11,917)	(12,436)	(12,802)	(57,101)	(120,251)
Cash flows (used in) provided by financing activities	(8,046)	(14,608)	(11,398)	21,188	86,904
Balance Sheet Data (at end of period):
Working capital	195	(2,601)	5,247	(2,737)	(2,507)
Long-term debt and capital lease obligations, including current portion	70,219	56,825	50,873	73,328	166,678
Long-term debt and capital lease obligations, net of current portion	62,572	47,975	47,254	67,225	165,493
Total assets	167,895	162,379	162,005	202,330	324,083
Stockholders' equity	60,574	63,688	68,729	75,936	88,601

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

Cost of product sales.   Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® equipment and parts and supplies sold as part of the product sales segment. Cost of product sales increased by $5,195, or 17%, to $35,069 for the year ended December 31, 2005 as compared to $29,874 for the year ended December 31, 2004. As a percentage of sales, cost of product sold was approximately 77% and 71% for the years ended December 31, 2005 and 2004, respectively. The gross margin on product sales includes the gross margins from the laundry equipment sales and MicroFridge® business units. The gross margin in the laundry equipment sales business unit decreased to 31% for the year ended December 31, 2005 as compared to 32% for the same period in 2004. The gross margin in the MicroFridge® business unit decreased to 20% for the ended December 31, 2005 as compared to 28% for the same period in 2004. The erosion of margins is attributable to the increased cost of product, fuel cost surcharges passed through to us and the cost of carrying more inventory than in prior years due to supplier shortages. The Company was unable to recover all of these expenses.

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

Interest expense, net

Interest expense, net of interest income, increased by $6,627, or 154%, to $10,939 for the year ended December 31, 2005 as compared to $4,312 for the year ended December 31, 2004. The increase is primarily attributable to the increased borrowings in January 2005 to finance the 2005 Acquisition and an increase in the average borrowing rates to 7.1% for the year ended December 31, 2005 as compared to 4.5% for the year ended December 31, 2004. The increase in average borrowing rates is due, in large part, to the $150,000 of senior notes that we issued on August 16, 2005 and which bear interest at the rate of 7.625% per annum. Non-cash interest associated with the accounting treatment of our interest rate swap agreements resulted in interest expense of  $196 for the year ended December 31, 2005, as compared to interest expense of $1,368 for the year ended December 31, 2004.

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

Provision for income taxes

The provision for income taxes increased by $4,629, or 118%, to $8,563 for the year ended December 31, 2005 compared to $3,934 for the year ended December 31, 2004. This increase is the net of an increase in taxable income and a decrease in the effective tax rate. Taxable income for the year ended December 31, 2005 was significantly impacted by the $10,588 pre-tax gain on the sale of our corporate headquarters. The effective tax rate decrease of 1.3% to 41.5% from 42.8% for the year ended December 31, 2005 compared to the same period ended December 31, 2004 is primarily attributable to a reduction in the reserve for identified exposures.

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

Cost of product sales.   Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge equipment and parts and supplies sold. In 2004, laundry and MicroFridge equipment sales decreased as a percentage of total revenue. These sales typically create higher operating costs due to delivery and installation generally being more costly in the laundry equipment sales business unit than in the laundry facilities management business unit. Cost of product sales increased by $1,657, or 5.9%, to $29,874 for the year ended December 31, 2004 as compared to $28,217 for the year ended December 31, 2003. Gross margins on product sales were 27.8% for the year ended December 31, 2004 and 26.7% for the year ended December 31, 2003. The gross margin on product sales includes laundry and MicroFridge equipment sales. The gross margin in the laundry equipment sales business unit decreased slightly in 2004 as compared to 2003 from 33.1% of revenue to 32.4%, due to competitive pressure and cost increases which were not entirely passed on to our customers. The gross margin associated with MicroFridge equipment sales increased to 28% of revenue in 2004 from 27% in 2003. This increase was caused primarily by the change in sales mix; specifically, an increase in higher margin sales to the academic markets.

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

***      Management compensatory plan or arrangement

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 10th  DAY OF APRIL, 2006.

MAC-GRAY CORPORATION
	By:	/s/ STEWART GRAY MACDONALD, JR.
Stewart Gray MacDonald, Jr.
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 10, 2006

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 2, 2006, except for Financial Statement Revisions in Footnote 2, as to which the date is April 5, 2006.

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

MAC-GRAY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated
	Common stock		Additional	Other			Treasury Stock
	Number		Paid in	Comprehensive	Comprehensive	Retained	Number
	of shares	Value	Capital	Loss	Income	Earnings	of Shares	Cost	Total
Balance, December 31, 2002	13,443,754	$134	$68,540	$(1,723)		$5,805	773,534	$(9,068)	$63,688
Net income	—	—	—	—	$4,104	4,104	—	—	4,104
Other comprehensive income:
Unrealized gain on derivative instruments and reclassification adjustment, net of tax of $901 (Note 6)	—	—	—	1,351	1,351	—	—	—	1,351
Comprehensive income	—	—	—	—	$5,455	—	—	—	—
Stock issuance - Employee Stock Purchase Plan	—	—	—	—		(212)	(24,079)	278	66
Repurchase of common stock						—	155,500	(622)	(622)
Options exercised	5,600	—	21	—		(154)	(22,000)	230	97
Stock granted	—	—	—	—		(104	(13,095)	149	45
Balance, December 31, 2003	13,449,354	134	68,561	(372)		9,439	869,860	(9,033)	68,729
Net income	—	—	—	—	$5,263	5,263	—	—	5,263
Other comprehensive income:
Unrealized gain on derivative instruments and reclassification adjustment, net of tax of $796 (Note 6)	—	—	—	1,194	1,194	—	—	—	1,194
Comprehensive income	—	—	—	—	$6,457	—	—	—	—
Stock issuance—Employee
Stock Purchase Plan	—	—	—	—		(152)	(23,855)	247	95
Options exercised	2,000	—	7	—		(1,164)	(170,833)	1,775	618
Retirement of treasury stock	(7,600)	—	—	—		(79)	(7,600)	79	—
Stock granted	—	—	—	—		(24)	(5,907)	61	37
Balance, December 31, 2004	13,443,754	134	68,568	822		13,283	661,665	(6,871)	75,936
Net income	—	—	—	—	$12,052	12,052	—	—	12,052
Other comprehensive income:
Unrealized gain on derivative instruments and reclassification adjustment, net of tax benefit of $338 (Note 6)	—	—	—	(507)	(507)	—	—	—	(507)
Comprehensive income	—	—	—	—	$11,545	—	—	—	—
Options exercised	—	—	—	—		(693)	(104,583)	1,086	393
Tax benefit on options exercised	—	—	464	—		—	—	—	464
Stock issuance—Employee
Stock Purchase Plan	—	—	—	—		(127)	(31,610)	328	201
Stock granted	—	—	—	—		(2)	(6,058)	64	62
Balance, December 31, 2005	13,443,754	$134	$69,032	$315		$24,513	519,414	$(5,393)	$88,601

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

If the company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Year Ended December 31,
	2003	2004	2005
Net income, as reported	$4,104	$5,263	$12,052
Deduct: Total stock-based employee compensation expense determined under fair value related tax effects	(489)	(115)	(186)
Pro forma net income	$3,615	$5,148	$11,866
Earnings per share:
Basic, as reported	$0.32	$0.41	$0.94
Basic, pro forma	$0.29	$0.41	$0.92
Diluted, as reported	$0.32	$0.40	$0.91
Diluted, pro forma	$0.28	$0.40	$0.89

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

Financial Statement Revisions.   The Company has revised its financial statements as originally filed with the Securities and Exchange Commission for immaterial corrections of certain footnote disclosures included in Notes 2, 3 and 17.  No amounts in the Company’s primary financial statements were impacted by such revisions.

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

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

3.   Acquisitions (Continued)

The total purchase price of each of these acquisitions, including assumed liabilities of $489 and $7,500, respectively, which consisted of accrued facilities management rent, accrued notes payable and deferred tax liabilities was allocated as follows:

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

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

7.   Prepaid Expenses, Facilities Management Rent and Other Current Assets

Prepaid expenses, facilities management rent and other current assets consist of the following:

	December 31,
	2004	2005
Prepaid facilities management rent	$2,305	$3,576
Prepaid supplies	1,892	2,997
Leases receivable	1,884	1,259
Prepaid income taxes	—	304
Prepaid insurance	972	392
Other	404	524
	$7,457	$9,052

8.   Prepaid Expenses, Facilities Management Rent and Other Assets

Prepaid expenses, facilities management rent and other assets consist of the following:

	December 31,
	2004	2005
Prepaid facilities management rent	$6,514	$8,508
Leases receivable	2,048	1,301
Notes receivable	635	478
Deposits	—	593
Derivative instruments	940	1,647
Other	257	650
	$10,394	$13,177

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

In the event that a Stock Acquisition Date occurs or the Board of Directors determines that a person is an Adverse Person, each Right will be entitled to receive upon exercise that number of Units of Preferred Stock of the Company having a market value of two times the exercise price of the Right. In the event that, at any time following the Stock Acquisition Date, (i) the Company merges with and into any other person, and the Company is not the continuing or surviving corporation, (ii) any person merges with and into the Company and the Company is the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of Common Stock are changed into or exchanged for securities of any other person or cash or any other property, or (iii) 50% or more of the Company’s assets or earning power is sold, each Right will be entitled to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the exercise price of the Right. Rights that are or were beneficially owned by an Acquiring Person or an Adverse Person may (under certain circumstances specified in the Rights Agreement) become null and void.

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

At December 31, 2005, the stock plans provide for the issuance of up to 2,592,434 shares of common stock. At December 31, 2005, options for approximately 1,693,700 shares of common stock were granted under the Stock Plans, of which options for 1,123,284 shares were outstanding, 300,516 shares were issued pursuant to the exercise of options and options for 269,900 were forfeited and remain available for reissuance.

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