Form 10-Q
period 2006-03-31
MAC-GRAY CORP
filed 2006-05-15
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 12, 2006, 12,977,922 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.           Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	March 31,
	2005	2006
		(unaudited)

Assets
Current assets:
Cash and cash equivalents	$11,046	$12,344
Trade receivables, net of allowance for doubtful accounts	10,308	7,148
Inventory of finished goods	6,398	7,857
Prepaid expenses, facilities management rent and other current assets	9,961	9,914
Total current assets	37,713	37,263
Property, plant and equipment, net	118,459	118,146
Goodwill	37,941	37,941
Intangible assets, net	116,793	125,642
Prepaid expenses, facilities management rent and other assets	13,177	14,022
Total assets	$324,083	$333,014

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$1,185	$1,131
Trade accounts payable	10,252	9,282
Accrued facilities management rent	15,629	16,553
Accrued expenses	12,472	9,045
Deferred revenues and deposits	682	388
Total current liabilities	40,220	36,399
Long-term debt	164,000	174,000
Long-term capital lease obligations	1,493	1,261
Deferred income taxes	29,010	29,920
Deferred retirement obligation	229	203
Other liabilities	530	529
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 12,924,340 outstanding at December 31, 2005, and 13,443,754 issued and 12,959,842 outstanding at March 31, 2006)	134	134
Additional paid in capital	69,032	69,212
Accumulated other comprehensive income	315	324
Retained earnings	24,513	26,057
	93,994	95,727
Less: common stock in treasury, at cost (519,414 shares at December 31, 2005 and 483,912 shares at March 31, 2006)	(5,393)	(5,025)
Total stockholders’ equity	88,601	90,702
Total liabilities and stockholders’ equity	$324,083	$333,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2005	2006

Revenue:
Facilities management revenue	$53,511	$58,892
Product sales	8,862	8,806
Total revenue	62,373	67,698

Cost of revenue:
Cost of facilities management revenue	34,694	38,434
Depreciation and amortization	7,745	8,151
Cost of product sales	6,813	6,862
Total cost of revenue	49,252	53,447

Gross margin	13,121	14,251

General and administration expenses	3,607	4,178
Sales and marketing expenses	3,788	4,021
Depreciation and amortization	312	381
Loss on early extinguishment of debt	207	—
(Gain) loss on sale or disposal of assets, net	(24)	94
Total operating expenses	7,890	8,674

Income from operations	5,231	5,577

Interest expense, net	(2,272)	(3,184)
Gain related to derivative instruments	—	542
Income before provision for income taxes	2,959	2,935

Provision for income taxes	1,257	1,181

Net income	$1,702	$1,754

Net income per common share - basic	$0.13	$0.14
Net income per common share – diluted	$0.13	$0.13
Weighted average common shares outstanding - basic	12,809	12,944
Weighted average common shares outstanding – diluted	13,163	13,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive			Treasury Stock
	Number		Paid In	(Loss)	Comprehensive	Retained	Number
	of shares	Value	Capital	Income	Income	Earnings	of shares	Cost	Total
Balance, December 31, 2005	13,443,754	$134	$69,032	$315		$24,513	519,414	$(5,393)	$88,601
Net income	—	—	—	—	$1,754	1,754	—	—	$1,754
Other comprehensive income:
Unrealized gain on derivative instruments, net of tax of $1 (Note 5)	—	—	—	9	$9	—	—	—	$9
Comprehensive income	—	—	—	—	$1,763	—	—	—	—
Options exercised	—	—	—	—		(212)	(34,200)	355	$143
Stock compensation expense	—	—	103	—		—	—	—	$103
Tax benefit from exercise of stock options	—	—	4	—		—	—	—	$4
Windfall tax benefit	—	—	73	—		—	—	—	$73
Stock granted to directors	—	—	—	—		2	(1,302)	13	$15
Balance, March 31, 2006	13,443,754	$134	$69,212	$324		$26,057	483,912	$(5,025)	$90,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended
	March 31,
	2005	2006
Cash flows from operating activities:
Net income	$1,702	$1,754
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisition:
Depreciation and amortization	8,057	8,532
Loss on early extinguishment of debt	207	—
(Decrease) increase in allowance for doubtful accounts and lease reserves	(20)	29
(Gain) loss on sale of assets	(24)	94
Director stock grants	10	15
Non-cash interest expense (income)	196	(542)
Deferred income taxes	272	924
Tax benefit from exercise of stock options	—	4
Stock compensation	—	103
Decrease in accounts receivable	2,743	3,131
Increase in inventory	(1,770)	(1,373)
Increase in prepaid expenses, facilities management rent and other assets	(900)	(803)
Increase (decrease) in accounts payable, accrued facilities rent and accrued expenses	2,317	(3,474)
Decrease in deferred revenues and customer deposits	(330)	(294)
Net cash flows provided by operating activities	12,460	8,100

Cash flows from investing activities:
Capital expenditures	(5,651)	(5,177)
Payments for acquisitions	(106,186)	(11,554)
Proceeds from sale of assets	33	55
Net cash flows used in investing activities	(111,804)	(16,676)

Cash flows from financing activities:
Borrowings (payments) on long-term debt and capital lease obligations	5,502	(342)
Borrowings on 2005 term credit facility	80,000	—
Payments on 2005 term credit facility	(2,000)	—
Payments on 2003 term credit facility and mortgage note payable	(30,040)	—
Borrowings on revolving credit facility, net	52,384	10,000
Financing costs	(1,329)	—
Windfall tax benefit	—	73
Proceeds from exercise of stock options	115	143
Proceeds from issuance of common stock	79	—
Net cash flows provided by financing activities	104,711	9,874

Increase in cash and cash equivalents	5,367	1,298
Cash and cash equivalents, beginning of period	6,491	11,046
Cash and cash equivalents, end of period	$11,858	$12,344

Supplemental disclosure of non-cash investing and financing activities: During the three months ended March 31, 2005 and 2006, the Company acquired various vehicles under capital lease agreements totaling $570 and $30, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mac-Gray Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands, except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of Mac-Gray Corporation (the “Company” or “Mac-Gray”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which are necessary to present fairly the Company’s financial position, the results of its operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2005 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K/A for the year ended December 31, 2005. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company generates the majority of its revenue from card and coin-operated laundry equipment located in 40 states throughout the United States, as well as the District of Columbia. The Company’s principal customer base is the multi-unit housing market, which consists of apartments, condominium units, colleges and universities, military bases, hotels and motels. The Company also sells the MicroFridge® product lines and sells, services and leases commercial laundry equipment to commercial laundromats and institutions. The majority of the Company’s purchases of laundry equipment is from one supplier. The Company also derives a small portion of its revenue from card/coin-operated reprographic equipment.

2. Acquisitions

On January 20, 2006, the Company acquired the laundry facilities management assets of Lundermac Co., Inc., or “Lundermac”, a regional operator in Southern New England. On January 10, 2005, the Company acquired the laundry facilities management assets of Web Service Company, Inc., or “Web”, in several western and southern states. These acquisitions have been reflected in the accompanying condensed consolidated financial statements from the date of the acquisition, and have been accounted for as purchase business combinations in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“FAS 141”). The total purchase price for each of these acquisitions has been allocated to the acquired assets and liabilities based on estimates of their related fair value. For the Web assets acquired, a twenty-year amortization period has been assigned to the acquired contract rights and a five-year depreciation period has been assigned to the acquired used laundry equipment. The amount allocated to the Web trade name will not be amortized, as the Company believes it will use the name indefinitely. For the Lundermac assets acquired, a twenty-year amortization period has been assigned to the acquired contract rights and a two-year depreciation period has been assigned to the acquired used laundry equipment. The allocation of the Lundermac purchase price is subject to the finalization of the asset valuation.

The total purchase price for each of these acquisitions, including assumed liabilities of  $7,500 related to the January 10, 2005 acquisition, which consisted of accrued facilities management rent, accrued notes payable and deferred tax liabilities, was allocated as follows:

	January 10, 2005	January 20, 2006
Contract Rights	$71,858	$10,583
Equipment	25,099	885
Trade Name	12,650	—
Inventory	999	86
Accrued Uncollected Cash	3,900	—
Furniture & Fixtures	1,452	—

Total Purchase Price	$115,958	$11,554

3. Long Term Debt

Concurrent with the January 10, 2005 acquisition, the Company entered into new Senior Secured Credit Facilities (“2005 Credit Facilities”). This transaction retired both the June 2003 Revolving Line of Credit and the June 2003 Senior Secured Term Loan Facility, which had been amended in January 2004 (the “January 2004 amendment”). The 2005 Credit Facilities provided for borrowings up to $200,000, consisting of a $120,000 Revolving Line of Credit (“2005 Revolver”) and an $80,000 Senior Secured Term Loan Facility (“2005 Term Loan”).

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments; (iii) entering into agreements that restrict distributions from restricted subsidiaries; (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries; (v) transactions with affiliates; (vi) incurrence of liens; (vii) sale/leaseback transactions and (vii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at March 31, 2006.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. The Company was in compliance with these and all other financial covenants at March 31, 2006.

The 2005 Revolver matures on January 10, 2010 and is collateralized by a blanket lien on the assets of the Company and its two main subsidiaries, Mac-Gray Services, Inc. and Intirion Corporation, as well as a pledge by the Company of all the capital stock of these two subsidiaries.

Borrowings outstanding under the 2005 Revolver bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.75% to 2.50% (as of March 31, 2006, 2.25%) determined quarterly by reference to the funded debt ratio, or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.75% to 1.50% (as of March 31, 2006, 1.25%), determined quarterly by reference to the funded debt ratio.

As of March 31, 2006, there was $24,000 outstanding under the revolving line of credit and $400 in outstanding letters of credit. The available balance under the revolving line of credit was $95,600 at March 31, 2006.

The 2005 Revolver includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that the Company was required to meet as of March 31, 2006 were 4.25 to 1.00, 1.10 to 1.00, and 2.00 to 1.00, respectively. The Company was in compliance with these and all other financial covenants at March 31, 2006.

The 2005 Revolver provides for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by the Company proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting the Company or any of its subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against the Company or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the Credit Agreement. There were no events of default under the 2005 Revolver at March 31, 2006.

As a result of the entering into the 2005 Credit Facilities in January 2005, the Company expensed approximately $207 in deferred financing costs in the period ended March 31, 2005.

The weighted average interest rates of the Company’s borrowings under the 2005 Credit Facilities at December 31, 2005 and March 31, 2006 were 5.43% and 5.94%, respectively.

Long-term debt also includes capital lease obligations on the company’s vehicles totaling $2,678 and $2,392 at December 31, 2005 and March 31, 2006, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2006 (nine months)	$889
2007	846
2008	475
2009	182
2010	24,000
Thereafter	150,000
$176,392

4. Derivative Instruments

The Company entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt. Concurrent with the reduction of the amounts due under the 2005 credit facilities, eight swap agreements previously designated as cash flow hedges ceased to qualify as such, of which four were terminated by the Company. The change in the fair value of the remaining four swap agreements that do not qualify for hedge accounting is recognized in the income statement in the period in which the change occurs. The change in the fair value of these four contracts resulted in a gain of $542 for the three months ended March 31, 2006. One swap agreement continues to be designated as a cash flow hedge.

The table below outlines the details of each remaining swap agreement:

				Notional
	Original			Amount
Date of	Notional	Fixed/		March 31,	Expiration	Fixed
Origin	Amount	Amortizing		2006	Date	Rate

Jun 24, 2003	$20,000	Amortizing		$12,143	Jun 30, 2008	2.34%
Jun 24, 2003	$20,000	Fixed		$20,000	Jun 30, 2008	2.69%
May 2, 2005	$17,000	Fixed	(2)	$—	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	(1)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	(2)	$—	Dec 31, 2011	4.77%

(1) Effective Date is March 31, 2007

(2) Effective Date is June 30, 2008

In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counter party to the swap agreements expose the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated.

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2005 and March 31, 2006, the fair value of the Swap Agreements were $1,647 and $2,199, respectively. These amounts have been included in other assets on the condensed consolidated balance sheets.

The changes in accumulated other comprehensive income relate entirely to the Company’s interest rate swap agreement which is accounted for as a cash flow hedge. If the Company were to change its hedging strategy, it would recognize a gain of approximately $563 based on the fair value of the Swap Agreement at March 31, 2006.

The components of other comprehensive income are as follows:

	For the three months ended
	March 31,	March 31,
	2005	2006

Unrealized gain on derivative instruments	$837	$10
Reclassification adjustment	196	—
Total other comprehensive income before income taxes	1,033	10
Income tax expense	(413)	(1)
Total other comprehensive income	$620	$9

5. Goodwill and Other Intangible Assets

Goodwill and Trade Name, which are not subject to amortization, and intangible assets to be amortized consist of the following:

	As of December 31, 2005
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$37,718		$37,718
Product Sales	223		223
	$37,941		$37,941
Intangible assets:
Facilities Management:
Trade Name	$12,650	$—	$12,650
Non-compete agreements	4,580	4,095	485
Contract rights	109,755	12,344	97,411
Product Sales:
Customer lists	1,451	734	717
Deferred financing costs	5,923	393	5,530
	$134,359	$17,566	$116,793

	As of March 31, 2006
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$37,718		$37,718
Product Sales	223		223
	$37,941		$37,941
Intangible assets:
Facilities Management:
Trade Name	$12,650	$—	$12,650
Non-compete agreements	4,580	4,114	466
Contract rights	120,339	13,860	106,479
Product Sales:
Customer lists	1,451	758	693
Deferred financing costs	5,923	569	5,354
	$144,943	$19,301	$125,642

Estimated future amortization expense of intangible assets consists of the following:

2006 (nine months)	$5,157
2007	6,875
2008	6,870
2009	6,864
2010	6,851
Thereafter	77,513
$110,130

Amortization expense of intangible assets for the three months ended March 31, 2005 and 2006 was $1,554 and $1,680, respectively.

6. Commitments and Contingencies

The Company is involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Company’s ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

7. Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Three Months Ended March 31, 2005
	Income	Shares
	(Numerator)	(Denominator)	Per Share Amount

Net income available to common stockholders - basic	$1,702	12,809	$0.13
Effect of dilutive securities:
Stock options	—	354	—
Net income available to common stockholders - diluted	$1,702	13,163	$0.13

	For the Three Months Ended March 31, 2006
	Income	Shares
	(Numerator)	(Denominator)	Per Share Amount

Net income available to common stockholders - basic	$1,754	12,944	$0.14
Effect of dilutive securities:
Stock options	—	408	(0.01)
Net income available to common stockholders - diluted	$1,754	13,352	$0.13

There were 52 and 21 shares under option plans that were excluded from the computation of diluted earnings per share at March 31, 2005 and 2006, respectively, due to their anti-dilutive effects.

8. Segment Information

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

There are no intersegment revenues.

The tables below present information about the operations of the reportable segments of Mac-Gray for the three months ended March 31, 2005 and 2006. The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments.

	For the three months ended
	March 31,
	2005	2006

Revenue:
Facilities management	$53,511	$58,892
Product sales	8,862	8,806
Total	62,373	67,698
Gross margin:
Facilities management	11,072	12,410
Product sales	2,049	1,841
Total	13,121	14,251
Selling, general, administration and depreciation expenses	7,707	8,580
Loss on early extinguishment of debt	207	—
(Gain) loss on sale of assets	(24)	94
Gain related to derivative instruments	—	(542)
Interest and other expenses, net	2,272	3,184
Income before provision for income taxes	$2,959	$2,935

Certain operating expenses in 2005 which were previously included in Facilities Management cost of sales have been reclassed to Product Sales cost of sales to conform with 2006 presentation. The reclass of $364,000 consists of salaries, warehousing and other operating expenses that support the Commercial Sales business unit within the Product Sales segment.

The reclass is as follows:

	As Reported	Reclassified

Revenue:
Facilities management	$53,511	$53,511
Product sales	8,862	8,862
Total	62,373	62,373
Gross margin:
Facilities management	10,708	11,072
Product sales	2,413	2,049
Total	$13,121	$13,121

	December 31, 2005	March 31, 2006
Assets
Facilities management	$281,864	$287,804
Product sales	23,757	24,453
Total for reportable segments	305,621	312,257
Corporate (1)	17,553	19,808
Deferred income taxes	909	949
Total assets	$324,083	$333,014

(1)          Principally cash and cash equivalents, prepaid expenses and property, plant & equipment not included elsewhere.

9. Stock Compensation

On April 7, 1997, the Company’s stockholders approved, the 1997 Stock Option and Incentive Plan for the Company (the “1997 Stock Plan”). On May 26, 2005, the Company’s stockholders approved, the 2005 Stock Option and Incentive Plan for the Company (the “2005 Stock Plan”; together the “Stock Plans”). The Stock Plans are designed and intended as a performance incentive for officers, employees, consultants and directors to promote the financial success and progress of the Company. All officers, employees and independent directors are eligible to participate in the Stock Plans. Awards, when made, may be in the form of stock options, restricted stock, unrestricted stock options, and dividend equivalent rights. The Stock Plans require the maximum term of options to be ten years.

Employee options generally vest such that thirty-three percent (33%) of the options will become exercisable on each of the first through third anniversaries of the date of grant of the options; however, the Administrator of the Stock Plans may determine, at its discretion, the vesting schedule for any option award. In the event of termination of the optionees’ relationship with the Company, vested options not yet exercised terminate within 90 days. The non-qualified options granted to independent directors are exercisable immediately and terminate on the tenth anniversary of the grant. The exercise prices are the fair market value of the shares underlying the options on the respective dates of the grants. The Company issues shares upon exercise of options from its treasury shares.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments”, (“FAS123(R)”) as of January 1, 2006. FAS123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).

The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model. There were no stock options granted during the three months ended March 31, 2006 and March 31, 2005.

For the three months ended March 31, 2006, income before taxes was reduced by a stock compensation expense of $103 due to the adoption of FAS123(R). Additionally, the impact on net income was a reduction of $64 and a reduction in basic earnings per share of $0.01and no change in diluted earnings per share. For the three months ended March 31, 2006, cash flows from financing activities were increased (and cash flow from operations were correspondingly decreased) by $73 of additions to the windfall tax pool as a result of the adoption of FAS123(R). The allocation of stock compensation expense is consistent with the allocation of the participants salary and other compensation expenses.

The Company is using the modified prospective application (“MPA”) transition method without restatement of prior interim periods in the year of adoption. Prior to the adoption of FAS123(R) in fiscal 2006, the Company’s stock option plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company used the disclosure requirements of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under APB No. 25, the Company did not recognize compensation expense on stock options granted to employees, because the exercise price of each option was equal to the market price of the underlying stock on the date of the grant. Had compensation cost for the Company’s stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of Statement of Financial Accounting Standards No. 123, “Share-Based Payments”, the Company’s net income and net income per share for the three months ended March 31, 2005 would have decreased to the pro forma amounts indicated below:

Three months ended March 31, 2005

Net income:	As reported	$1,702
	Pro forma	$1,665

Basic net income per share:	As reported	$0.13
	Pro forma	$0.13

Diluted net income per share:	As reported	$0.13
	Pro forma	$0.13

At March 31, 2006, the stock plans provide for the issuance of up to 2,595,984 shares of common stock. At March 31, 2006, options for approximately 1,693,700 shares of common stock were granted under the stock plans, of which options for 1,075,484 shares were outstanding, 334,716 shares were issued pursuant to the exercise of options and 283,500 were forfeited and remained available for issuance.

The following is a summary of stock option plan activity for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,123,284	$5.60
Granted	—	—
Exercised	(34,200)	$4.00
Forfeited	(13,600)	$8.45
Outstanding, end of period	1,075,484	$5.61
Exercisable, end of period	741,784	$4.39

	Options Outstanding			Options Exercisable
	Number Outstanding at 03/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 03/31/06	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$3.00 - $3.85	567,084	5.54	$3.55	567,084	$3.55	5.54	$4,740
$5.00 - $6.54	130,100	7.83	$5.49	92,700	$5.57	7.29	588
$6.57 - $8.50	51,000	2.93	$8.50	51,000	$8.50	2.93	174
$8.51 - $15.13	327,300	9.16	$8.79	31,000	$9.34	9.75	83
	1,075,484	6.79	$5.61	741,784	$4.39	5.76	$5,585

For the three months ended March 31, 2006, 34,200 options with an intrinsic value of $259 were exercised. The fair value of options vested during the three months ended March 31, 2006 was $22.

At March 31, 2006, options for 333,700 shares have been granted but have not yet vested. Compensation expense related to unvested options is will be recognized in the following years:

2006 (nine months)	$246
2007	275
2008	116
Total	$637

10. Product Warranties

The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs. Actual costs have not exceeded the Company’s estimates.

The activity for the three months ended March 31, 2006 is as follows:

Accrued
Warranty

Balance, December 31, 2005	$290
Accruals for warranties issued	75
Settlements made (in cash or in kind)	(97)
Balance, March 31, 2006	$268

Item 1A.

RISK FACTORS

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

•                                    our ability to maintain relationships with our suppliers, including Whirlpool Corporation;

•                                    our ability to consummate acquisitions and successfully integrate the businesses we acquire;

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

•                                    actions of our controlling stockholders; and

•                                    those factors discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2005, and our other filings with the Securities and Exchange Commission (“SEC”).

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Quarterly Report on Form 10-Q, unless the context suggest otherwise, references to the “Company,” Mac-Gray,” “we,” “us,” “our” and similar terms refer to Mac-Gray Corporation and its subsidiaries. We have registered, applied to register or are using the following trademarks: MicroFridge®, MaytagDirect™, LaundryView™, PrecisionWash™, LaundryLinx™, TechLinx™ and Safe Plug™. The following are trademarks of parties other than us: Maytag®, Amana®, Whirlpool® and Magic Chef®.

Overview

Since its founding in 1927, Mac-Gray Corporation has grown to become the second largest laundry facilities management business in the United States. Through our portfolio of card and coin-operated laundry equipment located in laundry facilities across the country, we provide laundry convenience to residents of multi-unit housing, such as apartment buildings, condominiums, colleges and universities, and hotels and motels. Based on our ongoing survey of colleges and universities, we believe we are the largest provider of such services to the college and university market in the United States. Mac-Gray Corporation was incorporated in Delaware in 1997. We report our business in two segments, facilities management and product sales. Facilities management consists of our laundry facilities management and reprographics business units. Product sales consists of our laundry equipment sales and MicroFridge® business units.

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base and predictable capital needs. For the three months ended March 31, 2006, our total revenue was $67.7 million. Approximately 87.0% of our total revenue for this period was generated by our facilities management segment. We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect. As of March 31, 2006, approximately 90% of our installed machine base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years. Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies and expenses to refurbish laundry facilities. Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases. Accordingly, our capital needs are predictable and largely within our control. For the three months ended March 31, 2006, we incurred approximately $5.2 million of capital expenditures. In addition, we paid approximately $0.8 million of incentive payments in the first quarter of 2006 to property owners and property management companies in connection with securing our lease arrangements.

In addition, through our product sales segment, we generate revenue by selling commercial laundry equipment, our line of combination refrigerator/freezer/microwave oven units under the MicroFridge® brand and the full lines of Maytag®, Amana® and Magic Chef® domestic laundry and kitchen appliances under our MaytagDirect program. For the three months ended March 31, 2006, our product sales segment generated approximately 13.0% of our total revenue and 12.9% of our gross margin.

Our financial objective is to maintain and enhance profitability by retaining existing customers, adding customers in areas in which we currently operate and selectively expanding our geographic footprint and density through acquisitions. One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. Within any given geographic area, Mac-Gray may compete with local independent operators, regional operators and multi-region operators, and one national operator as well as property owners and property management companies who self operate their laundry facilities. We devote substantial resources to our sales efforts and are focused on continued innovation in order to distinguish us from our competitors. Approximately 10% to 15% of our laundry room leases are up for renewal each year. Over the past five calendar years, we have been able to retain, on average, approximately 97% of our total installed equipment base each year, while adding an average of approximately 4% per year to our revenue base through organic growth.

Recent Developments

On January 20, 2006 we acquired the laundry facilities management assets of a regional operator for approximately $11.5 million. We estimate that the operations, located primarily in Southern New England, will add approximately $8.0 million of annual revenue.

As part of the January 2005 acquisition, we acquired Tucson Laundry Partners, an entity that operates a portion of our Arizona laundry facilities management business, subject to payments of $2.6 million to the limited partner. On May 1, 2006, we made the final payment of $1.0 million.

Results of Operations (Dollars in thousands)

Three months ended March 31, 2006 compared to three months ended March 31, 2005.

The information presented below for the three months ended March 31, 2005 and 2006 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended March 31,
			Increase	%
	2005	2006	Decrease	Change
Laundry facilities management	$52,694	$58,171	$5,477	10%
Reprographics revenue	817	721	(96)	-12%
Total facilities management revenue	53,511	58,892	5,381	10%
MicroFridge® revenue	5,659	5,367	(292)	-5%
Laundry equipment sales revenue	3,203	3,439	236	7%
Total product sales revenue	8,862	8,806	(56)	-1%
Total revenue	$62,373	$67,698	$5,325	9%

Revenue

Total revenue increased by $5,325, or 9%, to $67,698 for the three months ended March 31, 2006 compared to $62,373 for the three months ended March 31, 2005.

Facilities management revenue. Total facilities management revenue increased by $5,381, or 10%, to $58,892 for the three months ended March 31, 2006 compared to $53,511 for the three months ended March 31, 2005. This increase is attributable to increases in revenue in the laundry facilities management business unit partially offset by a decrease in revenue in the reprographics business unit.

Within the facilities management segment, revenue in the laundry facilities management business unit increased by $5,477, or 10%, to $58,171 for the three months ended March 31, 2006 compared to $52,694 for the three months ended March 31, 2005. The increase is attributable primarily to the January 20, 2006 acquisition, a full quarter of activity attributable to the January 10, 2005 acquisition, selected vend-price increases, a net increase in the usage of installed equipment and an increase in revenue associated with the conversion of coin-operated systems to card-operated systems. Due to the convenience of card-operated systems, usage, and therefore revenue, typically increase upon the conversion from a coin-operated system to card-operated systems.

Revenue in the reprographics business unit decreased by $96, or 12%, to $721 for the three months ended March 31, 2006 compared to $817 for the three months ended March 31, 2005. This decline is primarily attributable to the continued decline in the use of copiers in libraries and similar facilities and a reduction in the number of locations we operate. We expect the decreases in revenue from our reprographics business unit to continue, as the usage of vended copiers declines and we continue our strategy of not renewing contracts which we predict will have a negative impact on income.

Product sales revenue. Revenue from our product sales segment decreased by $56 or 1% for the three months ended March 31, 2006 to $8,806 compared to $8,862 for the three months ended March 31, 2005. The decrease in revenue is attributable to a decrease in the MicroFridge business unit partially offset by an increase in the laundry equipment sales business unit.

Revenue in the MicroFridge business unit decreased by $292, or 5%, to $5,367 for the three months ended March 31, 2006 compared to $5,659 for the three months ended March 31, 2005. The decrease is primarily attributable to a decrease in sales to our government customers which were offset, in part, by an increase in sales to the hospitality and property management markets. We believe that our sales to the government will continue to be affected by overall military spending being directed away from housing improvements and toward the current military efforts in the Middle East. Sales to the hospitality industry have increased in 2006 as compared to 2005 as it appears that our long standing customer base has increased their spending on renovations, and sales of appliances through our “Maytag Direct” product line have increased.

Revenue in the laundry equipment sales business unit increased by $236, or 7%, to $3,439 for the three months ended March 31, 2006 compared to $3,203 for the three months ended March 31, 2005, primarily due to an increase in product sales in our northeast market. Sales in the laundry equipment sales business unit are sensitive to the strength of the economy, consumer confidence, local permitting and the availability of financing to small businesses, and therefore tend to fluctuate significantly from quarter to quarter.

Cost of revenue

Cost of facilities management revenue. Cost of facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue increased by $3,740, or 11%, to $38,434 for the three months ended March 31, 2006 as compared to $34,694 for the three months ended March 31, 2005. As a percentage of facilities management revenue, cost of facilities management revenue is consistent at 65% for the three months ended March 31, 2006 and 2005. Facilities management rent as a percentage of facilities management revenue was also unchanged for the three months ended March 31, 2006 and 2005. Facilities management rent can be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the laundry lease. The percentage of facilities management rent to facilities management revenue is also impacted by the facilities management rent rate structure in the reprographics business unit. Because this business unit has a much lower facilities management rent rate structure than the laundry facilities management business unit, the reduction in the size of the reprographics business unit through the non-renewal of leases could result in an increase in the overall facilities management rent as a percentage of revenue.

Depreciation and amortization. Depreciation and amortization increased by $406, or 5%, to $8,151 for the three months ended March 31, 2006 as compared to $7,745 for the three months ended March 31, 2005. The amortization and depreciation of the contract rights and equipment acquired in January 2006 contributed $88 to the increase. Also contributing to the increased depreciation expense was new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts were renegotiated.

Cost of product sales. Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge equipment and parts sold, as well as salaries and related warehousing expenses as part of the product sales segment. Costs of $364 consisting of salaries and other operating expenses, which were included in the cost of facilities management revenue in the first quarter of 2005, have been reclassified to the product sales segment. The following references to 2005 reflect the reclassification. Cost of product sales increased by $49, or 1%, to $6,862 for the three months ended March 31, 2006 as compared to $6,813 for the three months ended March 31, 2005. As a percentage of sales, cost of product sales was approximately 78% for the three months ended March 31, 2006, as compared to 77% for the three months ended March 31, 2005. The gross margin on product sales includes the gross margins from the laundry equipment sales and MicroFridge business units. The gross margin in the laundry equipment sales business unit decreased to 20% for the three month period ended March 31, 2006 as compared to 26% for the same period in 2005. The gross margin in the MicroFridge business unit increased to 23% for the three month period ended March 31, 2006 as compared to 22% for the same period in 2005. The decrease in gross margin within the laundry equipment sales business unit is attributable to cost increases by some of our major suppliers as well as increased distribution costs, which we have not been able to fully recover with price increases. We expect the gross margin within the laundry sales business unit to continue to be affected by increased distribution costs.

Operating expenses

General, administration, sales and marketing, and depreciation and amortization expense. General, administration, sales and marketing, and depreciation and amortization expense increased by $873, or 11%, to $8,580 for the three months ended March 31, 2006 as compared to $7,707 for the three months ended March 31, 2005. As a percentage of total revenue, general, administration, sales and marketing expense was 13% and 12% for the three months ended March 31, 2006 and 2005, respectively. The increase in expenses is attributable primarily to the costs of our new corporate headquarters, a one time cash bonus paid to certain members of senior management in recognition of their success in furthering the Company’s financial and strategic objectives, and outside legal fees incurred while the Company recruited new in-house corporate counsel. The move to new leased corporate office space coincided with the sale of the Company’s Cambridge, Massachusetts facility. The increase in rent expense going forward will be partially offset by the decrease in interest expense, since the proceeds of the sale ($6.1 million, net of tax) reduced the Company’s outstanding loan balance.

Loss on Early Extinguishment of Debt. Concurrent with the January 10, 2005 acquisition, the Company entered into a new senior secured credit facility. In connection with the new facility, unamortized financing costs of $207 associated with the June 2003 loan agreement as amended in January 2004 were expensed during the three months ended March 31, 2005.

Income from operations

Income from operations increased by $346, or 7%, to $5,577 for the three months ended March 31, 2006 compared to $5,231 the three months ended March 31, 2005. To supplement the consolidated financial statements presented according to generally accepted accounting principles (GAAP), we have used a non-GAAP financial measure of adjusted income from operations. Management believes presentation of this measure is useful to investors to enhance an overall understanding of our historical financial performance and future prospects. Adjusted income from operations, which is adjusted to exclude certain gains and losses from the comparable GAAP income from operations, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for income from operations or other measures prepared in accordance with GAAP. Excluding the loss on early extinguishment of debt of $207, adjusted income from operations would have been $5,438 for the three months ended March 31, 2005, compared to $5,577 for the three months ended March 31, 2006, or an increase of 2.6%. This increase is due primarily to the reasons discussed above. A reconciliation of income from operations in accordance with GAAP to adjusted income from operations is provided below:

	For the three months ended
	March 31,
	2005	2006
Income from operations	$5,231	$5,577
Loss on early extinguishment of debt	207	—
Adjusted income from operations	$5,438	$5,577

Interest expense, net

Interest expense, net of interest income, increased by $912, or 40%, to $3,184 for the three months ended March 31, 2006, as compared to $2,272 for the three months ended March 31, 2005. The increase is primarily attributable to an increase in the average borrowing rate to 7.16% for the three months ended March 31, 2006 as compared to 5.0% for the same period in 2005. The increase in average borrowing rate is due, in large part, to our $150,000 of senior notes which we issued on August 16, 2005 and which bear interest at the rate of 7.625% per annum. There was no non-cash interest expense associated with the accounting treatment of our interest rate swap agreements for the three months ended March 31, 2006, as compared to $196 for the three months ended March 31, 2005.

Gain related to derivative instruments

The Company had entered into interest rate swap agreements that it had accounted for as cash flow hedges. The fair value of these swaps had been included in other comprehensive income in the equity section of the balance sheet. As a result of the reduction in the amount outstanding under our 2005 senior credit facility, certain swap agreements no longer qualified for cash flow hedge accounting treatment. The revised accounting treatment resulted in the recording of a gain of $542 in the income statement in the period ended March 31, 2006.

Provision for income taxes

The provision for income taxes decreased by $76, or 6%, to $1,181 for the three months ended March 31, 2006 as compared to $1,257 for the three months ended March 31, 2005. The decrease is the combination of a slight decrease in taxable income and a decrease in the effective tax rate. The effective tax rate decreased 2.3% to 40.2% from 42.5% for the three months ended March 31, 2006 compared to the same period ended March 31, 2005. This decrease is due primarily to the affect of the gain on the sale of our corporate headquarters on the 2005 tax rate as well as a decrease in the blended state tax rate for 2006 as compared to 2005.

Net income

As a result of the foregoing, net income increased by 3% to $1,754 for the three months ended March 31, 2006 as compared to $1,702 for the same period ending March 31, 2005.

Seasonality

We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 17% of our total facilities management revenue in 2005. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, our operating and capital expenditures have historically been higher during the third calendar quarter when we install a large amount of equipment while colleges and universities are generally on summer break. Product sales, principally of MicroFridge products, to this market are typically higher during the third calendar quarter as compared to the rest of the calendar year, somewhat offsetting the seasonality effect of the laundry facilities management business unit

Stock Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (“FAS123(R)”) effective January 1, 2006. FAS123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The Company is using the modified prospective application (“MPA”) transition method, without restatement of prior interim periods. Prior to the adoption of FAS123(R), the Company’s stock option plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company used the disclosure requirements of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under APB No. 25, the Company did not recognize compensation expense on stock options granted to employees, because the exercise price of each option was equal to the market price of the underlying stock on the date of the grant.

For the three months ended March 31, 2006, income before income taxes was reduced by a stock compensation expense of $103 due to the adoption of FAS123(R). Additionally, the impact on net income was a reduction of $64 and a reduction in basic earnings per share of $0.01 and no change in diluted earnings per share. For the three months ended March 31, 2006, cash flows from financing activities were increased (and cash flow from operations were correspondingly decreased) by $73 of additions to the windfall tax pool as a result of the adoption of FAS123(R). The allocation of stock compensation expenses is consistent with the allocation of the participants salary and other compensation expenses.

Had compensation cost for the Company’s stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS 123, the Company’s net income and net income per share for the three months ended March 31, 2005 would have decreased to the pro forma amounts indicated below:

Three months ended March 31, 2005

Net income:	As reported	$1,702
	Pro forma	$1,665

Diluted net income per share:	As reported	$0.13
	Pro forma	$0.13

At March 31, 2006, options for 333,700 shares have been granted but have not yet vested. Compensation expense related to unvested options is will be recognized in the following years:

2006 (nine months)	246
2007	275
2008	116
Total	637

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving loan facility described below. Capital requirements for the year ending December 31, 2006, including contract incentive payments, are currently expected to be between $34,000 and $37,000.  In the three months ended March 31, 2006, spending on capital and contract incentives totaled $5,177 and $846, respectively. The capital expenditures for 2006 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

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

Our current long-term liquidity needs are principally the repayment of the outstanding principal amounts of our long-term indebtedness, including borrowings under our 2005 senior credit facility and our senior notes. We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, then we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. We cannot make any assurances that such refinancings or amendments, if necessary, would be available on reasonable terms, if at all.

Operating Activities

For the three months ended March 31, 2006, our source of cash was primarily from operating activities. Our primary uses of cash for the three months ended March 31, 2006 were the acquisition of a regional operator in January, 2006 and the purchase of new laundry machines and MicroFridge equipment. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, including interest payments on outstanding indebtedness, capital expenditures and other working capital needs.

For the three months ended March 31, 2006 and 2005, net cash flows provided by operating activities were $8,100 and $12,460, respectively. Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sales, and general, administration, sales and marketing expenses. The decrease for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is attributable to ordinary changes in working capital, principally a decrease in accounts payable, accrued facilities management rent and accrued expenses of $3,474 compared to an increase of $2,317, and non-cash interest income of $542 compared to non-cash interest expense of $196. The working capital decrease is primarily due to the timing of purchases of inventory, capital equipment and services and when such expenditures are due to be paid. These decreases were partially offset by a greater decrease in accounts receivable, an increase in deferred income taxes and an increase in depreciation and amortization. The decrease in accounts receivable was primarily attributable to the collection of outstanding balances for sales occurring in the fourth quarter of 2005. Deferred income taxes increased by $652. Depreciation and amortization expense increased due primarily to the assets acquired in January 2006 and to equipment placed in service with customers.

Investing Activities

For the three months ended March 31, 2006 and 2005, net cash flows used in investing activities were $16,676 and $111,804, respectively. Of the 2005 total, $106,186 was used for the 2005 acquisition of the western assets of Web, and of the 2006 total, $11,554 was used for the January 2006 acquisition. Other capital expenditures for the first three months of 2006 and 2005 were $5,177 and $5,651, respectively.

Financing Activities

For the three months ended March 31, 2006 and 2005, net cash flows provided by financing activities were $9,874 and $104,711, respectively. Cash flows provided by financing activities consist primarily of net proceeds from bank borrowings, which increased significantly in 2005 due to borrowings to fund the 2005 acquisition of the western assets of Web. Also included in the period ended March 31, 2005, are the financing costs related to the 2005 senior credit facilities obtained in connection with the same acquisition.

In connection with the 2005 acquisition of Web’s western assets, on January 10, 2005, we and various lenders entered into senior credit facilities that consisted of an $80,000 term loan facility and a $120,000 revolving loan facility, each of which matures on January 10, 2010 (the “2005 Senior Credit Facilities”). The Company used $80,000 of the term loan facility borrowings, which were subsequently retired in August 2005 as discussed below, and approximately $93,400 of the revolving loan facility borrowings to finance the 2005 acquisition and to pay related costs and expenses, and to repay the outstanding obligations under and terminate our prior senior credit facilities. The 2005 Senior Credit Facilities are collateralized by a blanket lien on our assets and the assets of our subsidiaries as well as a pledge by us of all the capital stock of these subsidiaries.

Borrowings outstanding under the 2005 Senior Credit Facilities bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.75% to 2.50% (as of March 31, 2006, 2.25%) determined quarterly by reference to the funded debt ratio or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.75% to 1.50% (as of March 31, 2006, 1.25%), determined quarterly by reference to the funded debt ratio. The average interest rates of our borrowings under the 2005 Senior Credit Facilities at December 31, 2005 and March 31, 2006 were 5.43% and 5.94%, respectively.

Under the 2005 Senior Credit Facilities, we pay a commitment fee equal to a percentage, either 0.375% or 0.50%, determined quarterly by reference to the funded debt ratio, of the average daily-unused portion of the 2005 Senior Credit Facilities. This commitment fee percentage is currently 0.375%.

The credit agreement for the 2005 Senior Credit Facilities includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that we were required to meet as of March 31, 2006 were 4.25 to 1.00, 1.10 to 1.00, and 2.00 to 1.00, respectively. We were in compliance with these and all other covenants at March 31, 2006.

The credit agreement for the 2005 Senior Credit Facilities provides for customary events of default, including, but not limited to:(i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by us proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting us or any of our subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against us or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the credit agreement. We were not in default under the 2005 Senior Credit Facilities at March 31, 2006.

On August 16, 2005, we issued $150,000 of senior unsecured notes maturing on August 15, 2015. Interest on the notes accrues at the rate of 7.625% per annum payable semiannually in arrears. On and after August 15, 2010, we will be entitled at our option to redeem all or a portion of these notes at the redemption prices set forth below (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed, during the 12-month period commencing on August 15 of the years set forth below:

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments; (iii) entering into agreements that restrict distributions from restricted subsidiaries; (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries; (v) transactions with affiliates; (vi)

incurrence of liens; (vii) sale/leaseback transactions and (vii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. We were in compliance with these and all other covenants at March 31, 2006.

The terms of the senior notes provide for customary events of default, including, but not limited to:(i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. We were not in default under the senior notes at March 31, 2006.

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

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of March 31, 2006 is as follows:

Fiscal	Long-term	Interest on	Facilities rent	Capital lease	Operating lease
Year	debt	senior notes	commitments	commitments	commitments	Total
2006 (nine months)	$—	$5,751	$5,136	$1,001	$1,793	$13,681
2007	—	11,438	6,055	952	2,217	20,662
2008	—	11,438	4,827	535	2,007	18,807
2009	—	11,438	3,732	206	1,854	17,230
2010	24,000	11,438	3,069	—	1,519	40,026
Thereafter	150,000	57,185	3,578	—	6,879	217,642
Total	$174,000	$108,688	$26,397	$2,694	$16,269	$328,048

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures. However, we may require external sources of financing for any significant future acquisitions. Further, the 2005 senior secured credit facility matures in January 2010. The repayment of this facility may require external financing.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at March 31, 2006.

(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Variable rate	$—	$—	$—	$—	$24,000	$—	$24,000
Average interest rate	0%	0%	0%	0%	5.94%	0%	5.94%

As required by our 2005 senior credit facilities, we entered into standard International Swaps and Derivatives Association, or ISDA, interest rate swap agreements to manage the interest rate risk associated with our 2005 senior credit facilities. We designated our interest rate swap agreements as cash flow hedges. As a result of retiring our term loan and paying down the balance of our revolving loan, four of our swap agreements ceased to qualify for hedge accounting treatment. The interest rate swap agreement dated June 24, 2003, with a notional amount of $12,143 at March 31, 2006, continues to be accounted for as a cash flow hedge.

The table below outlines the details of each remaining interest rate swap agreement:

				Notional
	Original			Amount
Date of	Notional	Fixed/		March 31,	Expiration	Fixed
Origin	Amount	Amortizing		2006	Date	Rate

Jun 24, 2003	$20,000	Amortizing		$12,143	Jun 30, 2008	2.34%
Jun 24, 2003	$20,000	Fixed		$20,000	Jun 30, 2008	2.69%
May 2, 2005	$17,000	Fixed	(2)	$—	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	(1)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	(2)	$—	Dec 31, 2011	4.77%

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

The fair value of the interest rate swap agreements is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At March 31, 2006, the fair values of the interest rate swap agreements were $2,199. This amount has been included in other assets on the condensed consolidated balance sheets.

As of March 31, 2006, there was $24,000 outstanding under the revolving line of credit and $400 in outstanding letters of credit. The unused balance under the revolving loan facility was $95,600 at March 31, 2006. The average interest rate was approximately 5.94% at March 31, 2006.

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

PART II – OTHER INFORMATION

Item 6.           Exhibits

Exhibits

10.1 Form of Restricted Stock Award Agreement for the awards under the 2006 Long Term Incentive Plan (filed herewith).

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

MAC-GRAY CORPORATION
May 12, 2006	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)