Form 10-Q
period 2006-06-30
MAC-GRAY CORP
filed 2006-08-14
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 11, 2006, 13,018,915 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.           Financial Statements

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	December 31,	June 30,
	2005	2006

Assets
Current assets:
Cash and cash equivalents	$11,046	$10,677
Trade receivables, net of allowance for doubtful accounts	10,308	8,493
Inventory	6,398	8,624
Prepaid expenses, facilities management rent and other current assets	9,961	10,333
Total current assets	37,713	38,127
Property, plant and equipment, net	118,459	119,175
Goodwill	37,941	37,941
Intangible assets, net	116,793	126,341
Prepaid expenses, facilities management rent and other assets	13,177	14,998
Total assets	$324,083	$336,582

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$1,185	$1,240
Trade accounts payable	10,252	7,051
Accrued facilities management rent	15,629	15,043
Accrued expenses	12,472	8,462
Deferred revenues and deposits	682	132
Total current liabilities	40,220	31,928
Long-term debt	164,000	180,000
Long-term capital lease obligations	1,493	1,620
Deferred income taxes	29,010	30,434
Deferred retirement obligation	229	177
Other liabilities	530	510
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 12,924,340 outstanding at December 31, 2005, and 13,443,754 issued and 13,003,469 outstanding at June 30, 2006)	134	134
Additional paid in capital	69,032	69,819
Accumulated other comprehensive income	315	312
Retained earnings	24,513	26,220
	93,994	96,485
Less: common stock in treasury, at cost (519,414 shares at December 31, 2005 and 440,285 shares at June 30, 2006)	(5,393)	(4,572)
Total stockholders’ equity	88,601	91,913
Total liabilities and stockholders’ equity	$324,083	$336,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006

Revenue:
Facilities management revenue	$52,922	$56,579	$106,433	$115,471
Product sales	10,461	12,440	19,323	21,246
Total revenue	63,383	69,019	125,756	136,717

Cost of revenue:
Cost of facilities management revenue	35,444	37,952	70,142	76,386
Depreciation and amortization	7,835	8,566	15,580	16,717
Cost of product sales	8,072	9,696	14,881	16,558
Total cost of revenue	51,351	56,214	100,603	109,661

Gross margin	12,032	12,805	25,153	27,056

General and administration expenses	3,210	4,558	6,817	8,736
Sales and marketing expenses	4,200	4,145	7,988	8,166
Depreciation and amortization	237	383	549	764
Loss on early extinguishment of debt	—	—	207	—
(Gain) loss on sale or disposal of assets, net	(10,863)	21	(10,887)	115
Total operating expenses	(3,216)	9,107	4,674	17,781

Income from operations	15,248	3,698	20,479	9,275

Interest expense, net	(2,553)	(3,397)	(4,825)	(6,581)
Gain related to derivative instruments	—	383	—	925
Income before provision for income taxes	12,695	684	15,654	3,619

Provision for income taxes	5,395	275	6,652	1,456

Net income	$7,300	$409	$9,002	$2,163

Net income per common share—basic	$0.57	$0.03	$0.70	$0.17
Net income per common share—diluted	$0.55	$0.03	$0.68	$0.16
Weighted average common shares outstanding—basic	12,848	12,984	12,829	12,964
Weighted average common shares outstanding—diluted	13,204	13,444	13,183	13,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands, except share data)

				Accumulated
				Other
				Compre-
	Common Stock		Additional	hensive	Compre-		Treasury Stock
	Number		Paid In	(Loss)	hensive	Retained	Number
	of shares	Value	Capital	Income	Income	Earnings	of shares	Cost	Total
Balance, December 31, 2005	13,443,754	$134	$69,032	$315		$24,513	519,414	$(5,393)	$88,601
Net income	—	—	—	—	$2,163	2,163	—	—	$2,163
Other comprehensive income:
Unrealized loss on derivative instrument, net of tax of $6 (Note 5)	—	—	—	(3)	$(3)	—	—	—	$(3)
Comprehensive income	—	—	—	—	$2,160	—	—	—	—
Options exercised	—	—	—	—		(460)	(76,567)	795	$335
Stock compensation expense	—	—	594	—		—	—	—	$594
Tax benefit from exercise of stock options	—	—	16	—		—	—	—	$16
Windfall tax benefit	—	—	177	—		—	—	—	$177
Stock granted to directors	—	—	—	—		4	(2,562)	26	$30
Balance, June 30, 2006	13,443,754	$134	$69,819	$312		$26,220	440,285	$(4,572)	$91,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2005	2006
Cash flows from operating activities:
Net income	$9,002	$2,163
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	16,129	17,481
Loss on early extinguishment of debt	207	—
(Decrease) increase in allowance for doubtful accounts and lease reserves	22	(11)
(Gain) loss on sale of assets	(10,887)	115
Director stock grants	20	30
Non-cash interest expense (income)	196	(925)
Deferred income taxes	1,499	1,345
Stock compensation	—	594
Decrease in accounts receivable	3,472	1,818
Increase in inventory	(5,230)	(2,140)
Increase in prepaid expenses, facilities management rent and other assets	(2,121)	(2,241)
Increase (decrease) in accounts payable, accrued facilities rent, accrued expenses and other liabilities	13,131	(7,817)
Decrease in deferred revenues and customer deposits	(632)	(550)
Net cash flows provided by operating activities	24,808	9,862

Cash flows from investing activities:
Capital expenditures	(11,610)	(11,497)
Payments for acquisitions	(106,244)	(14,626)
Proceeds from sale of assets	12,163	84
Net cash flows used in investing activities	(105,691)	(26,039)

Cash flows from financing activities:
Payments on capital lease obligations	(585)	(652)
Borrowings on 2005 term credit facility	80,000	—
Payments on 2005 term credit facility	(4,000)	—
Payments on 2003 term credit facility and mortgage note payable	(33,880)	—
Borrowings on revolving credit facility, net	45,294	16,000
Payments on deferred retirement obligations	(52)	(52)
Financing costs	(1,329)	—
Windfall tax benefit	—	177
Proceeds from exercise of stock options	240	335
Proceeds from issuance of common stock	79	—
Net cash flows provided by financing activities	85,767	15,808

Increase (decrease) in cash and cash equivalents	4,884	(369)
Cash and cash equivalents, beginning of period	6,491	11,046
Cash and cash equivalents, end of period	$11,375	$10,677

Supplemental disclosure of non-cash investing and financing activities: During the six months ended June 30, 2005  and
2006, the Company acquired various vehicles under capital lease agreements totaling $671 and $834, respectively.

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

2.  Acquisitions

On May 23, 2006, the Company acquired the laundry facilities management assets of a regional operator in the Pennsylvania area.  On January 20, 2006, the Company acquired the laundry facilities management assets of a regional operator in Southern New England.  On January 10, 2005, the Company acquired the laundry facilities management assets of Web Service Company, Inc., or “Web”, in several western and southern states.  These acquisitions have been reflected in the accompanying condensed consolidated financial statements from the date of the acquisition, and have been accounted for as purchase business combinations in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“FAS 141”).  The total purchase price for each of these acquisitions has been allocated to the acquired assets and liabilities based on estimates of their related fair value. For the Web assets acquired, a twenty-year amortization period has been assigned to the acquired contract rights and a five-year depreciation period has been assigned to the acquired used laundry equipment. The amount allocated to the Web trade name will not be amortized, as the Company believes it will use the name indefinitely.  For both the January 2006 and May 2006 acquisitions, a twenty-year amortization period has been assigned to the acquired contract rights and a two-year depreciation period has been assigned to the acquired used laundry equipment. The allocation of the January 2006 and May 2006 acquisition purchase price is subject to the finalization of the asset valuation.

The total purchase price for each of these acquisitions, including assumed liabilities of  $7,500 related to the January 10, 2005 acquisition, which consisted of accrued facilities management rent, accrued notes payable and deferred tax liabilities, was allocated as follows:

	January 10, 2005	January 20, 2006	May 23, 2006
Contract Rights	$71,858	$10,630	$2,344
Equipment	25,099	885	673
Trade Name	12,650	—	—
Accounts Receivable	—	—	8
Inventory	999	86	—
Accrued Uncollected Cash	3,900	—	—
Furniture & Fixtures	1,452	—	—
Total Purchase Price	$115,958	$11,601	$3,025

On July 7, 2006, we acquired the laundry facilities management assets of a regional operator in southern New England.

3.  Sale of Corporate Headquarters

On June 30, 2005, we completed the sale of our corporate headquarters in Cambridge, Massachusetts for $11,800 in cash. We used the net proceeds from the sale to repay the $3,800 balance of the mortgage loan on the property and repay $2,000 under the 2005 senior credit facilities. Concurrently with the closing of the sale, we leased the property back from the purchaser until March 31, 2006 while we relocated our corporate, warehouse and branch operations to new facilities. In connection with this sale, in the second quarter of 2005 we recorded a gain of approximately $6,100, net of taxes.

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments; (iii) entering into agreements that restrict distributions from restricted subsidiaries; (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries; (v) transactions with affiliates; (vi) incurrence of liens; (vii) sale/leaseback transactions and (vii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at June 30, 2006.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at June 30, 2006.

The 2005 Revolver matures on January 10, 2010 and is collateralized by a blanket lien on the assets of the Company and its two main subsidiaries, Mac-Gray Services, Inc. and Intirion Corporation, as well as a pledge by the Company of all the capital stock of these two subsidiaries.

Borrowings outstanding under the 2005 Revolver bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.75% to 2.50% (as of June 30, 2006, 2.25%) determined quarterly by reference to the funded debt ratio, or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.75% to 1.50% (as of June 30, 2006, 1.25%), determined quarterly by reference to the funded debt ratio.  We pay a commitment fee equal to a percentage, either 0.375% or 0.50%, determined quarterly by reference to the funded debt ratio, of the average daily-unused portion of the 2005 Senior Credit Facilities. This commitment fee percentage is currently 0.375%.

As of June 30, 2006, there was $30,000 outstanding under the revolving line of credit and $760 in outstanding letters of credit. The available balance under the revolving line of credit was $89,240 at June 30, 2006.  The actual amount that may be borrowed against the line of credit is governed by the funded debt ratio covenant.  At June 30, 2006, the total additional amount that could be borrowed was $55,000.

The 2005 Revolver includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that the Company was required to meet as of June 30, 2006 were 4.25 to 1.00, 1.10 to 1.00, and 2.00 to 1.00, respectively. The Company was in compliance with these and all other financial covenants at June 30, 2006.

The 2005 Revolver provides for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by the Company proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting the Company or any of its subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against the Company or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the Credit Agreement. There were no events of default under the 2005 Revolver at June 30, 2006.

As a result of the entering into the 2005 Credit Facilities in January 2005, the Company expensed approximately $207 in deferred financing costs in the six months ended June 30, 2005.

The weighted average interest rates of the Company’s borrowings under the 2005 Credit Facilities at December 31, 2005 and June 30, 2006 were 5.43% and 6.53%, respectively.

Long-term debt also includes capital lease obligations on the company’s vehicles totaling $2,678 and $2,860 at December 31, 2005 and June 30, 2006, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2006 (six months)	$637
2007	1,008
2008	675
2009	413
2010	30,127
Thereafter	150,000
$182,860

5.  Derivative Instruments

The Company entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt. Concurrent with the reduction of the amounts due under the 2005 credit facilities, eight swap agreements previously designated as cash flow hedges ceased to qualify as such, of which four were terminated by the Company.  The change in the fair value of the remaining four swap agreements that do not qualify for hedge accounting is recognized in the income statement in the period in which the change occurs. The change in the fair value of these four contracts resulted in a gain of $383 and $925 for the three and six months ended June 30, 2006, respectively.  One swap agreement continues to be designated as a cash flow hedge.

The table below outlines the details of each remaining swap agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount June 30, 2006	Expiration Date	Fixed Rate
June 24, 2003	$20,000	Amortizing	$11,429	Jun 30, 2008	2.34%
June 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
May 2, 2005	$17,000	Fixed(2)	$—	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed(1)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed(2)	$—	Dec 31, 2011	4.77%

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

The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2005 and June 30, 2006, the fair value of the Swap Agreements was $1,647 and $2,562, respectively. These amounts have been included in other assets on the condensed consolidated balance sheets.

The changes in accumulated other comprehensive income relate entirely to the Company’s interest rate swap agreement which is accounted for as a cash flow hedge. If the Company were to change its hedging strategy, it would recognize a gain of approximately $543 based on the fair value of this Swap Agreement at June 30, 2006.

The components of other comprehensive income are as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2006	2005	2006
Unrealized loss on derivative instruments	$(1,633)	$(19)	$(796)	$(9)
Reclassification adjustment	—	—	196	—
Total other comprehensive income before income taxes	(1,633)	(19)	(600)	(9)
Income tax expense	653	7	240	6
Total other comprehensive loss	$(980)	$(12)	$(360)	$(3)

6.  Goodwill and Other Intangible Assets

Goodwill and Trade Name, which are not subject to amortization, and intangible assets to be amortized, consist of the following:

	As of December 31, 2005
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$37,718		$37,718
Product Sales	223		223
	$37,941		$37,941
Intangible assets:
Facilities Management:
Trade Name	$12,650	$—	$12,650
Non-compete agreements	4,580	4,095	485
Contract rights	109,755	12,344	97,411
Product Sales:
Customer lists	1,451	734	717
Deferred financing costs	5,923	393	5,530
	$134,359	$17,566	$116,793

	As of June 30, 2006
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$37,718		$37,718
Product Sales	223		223
	$37,941		$37,941
Intangible assets:
Facilities Management:
Trade Name	$12,650	$—	$12,650
Non-compete agreements	4,580	4,133	447
Contract rights	122,815	15,417	107,398
Product Sales:
Customer lists	1,451	782	669
Deferred financing costs	5,923	746	5,177
	$147,419	$21,078	$126,341

Estimated future amortization expense of intangible assets consists of the following:

2006 (six months)	$3,499
2007	6,999
2008	6,993
2009	6,988
2010	6,783
Thereafter	79,621
$110,883

Amortization expense of intangible assets for the six months ended June 30, 2005 and 2006 was $2,996 and $3,404, respectively.

7.  Commitments and Contingencies

The Company is involved in various litigation proceedings arising in the normal course of business.  In the opinion of management, the Company’s ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

8.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Three Months Ended June 30, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income available to common stockholders—basic	$7,300	12,848	$0.57
Effect of dilutive securities:
Stock options	—	356	(0.02)
Net income available to common stockholders—diluted	$7,300	13,204	$0.55

	For the Three Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income available to common stockholders—basic	$409	12,984	$0.03
Effect of dilutive securities:
Stock options	—	460	—
Net income available to common stockholders—diluted	$409	13,444	$0.03

	For the Six Months Ended June 30, 2005
	Income	Shares
	(Numerator)	(Denominator)	Per Share Amount
Net income available to common stockholders—basic	$9,002	12,829	$0.70
Effect of dilutive securities:
Stock options	—	354	(0.02)
Net income available to common stockholders—diluted	$9,002	13,183	$0.68

	For the Six Months Ended June 30, 2006
	Income	Shares
	(Numerator)	(Denominator)	Per Share Amount
Net income available to common stockholders—basic	$2,163	12,964	$0.17
Effect of dilutive securities:
Stock options	—	447	(0.01)
Net income available to common stockholders—diluted	$2,163	13,411	$0.16

There were 27 and 177,520 shares under option plans that were excluded from the computation of diluted earnings per share at June 30, 2005 and 2006, respectively, due to their anti-dilutive effects.

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

There are no intersegment revenues.

The tables below present information about the operations of the reportable segments of Mac-Gray for the three and six months ended June 30, 2005 and 2006. The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2006	2005	2006

Revenue:
Facilities management	$52,922	$56,579	$106,433	$115,471
Product sales	10,461	12,440	19,323	21,246
Total	63,383	69,019	125,756	136,717
Gross margin:
Facilities management	9,746	10,165	20,916	22,575
Product sales	2,286	2,640	4,237	4,481
Total	12,032	12,805	25,153	27,056
Selling, general, administration,
depreciation and amortization expenses	7,647	9,086	15,354	17,666
Loss on early extinguishment of debt		—	207	—
(Gain) loss on sale of assets	(10,863)	21	(10,887)	115
Gain related to derivative instruments	—	(383)	—	(925)
Interest and other expenses, net	2,553	3,397	4,825	6,581
Income before provision for income taxes	$12,695	$684	$15,654	$3,619

Certain operating expenses in 2005 which were previously included in Facilities Management cost of sales have been reclassed to Product Sales cost of sales to conform with 2006 presentation.  The revised classification of $277 and $560 for the three and six months ended June 30, 2005 consists of salaries, warehousing and other operating expenses that support the Laundry Equipment Sales business unit within the Product Sales segment.

The revised classification is as follows:

	Three months ended		Six months ended
	June 30, 2005		June 30, 2005
	As Reported	Reclassified	As Reported	Reclassified
Revenue:
Facilities management	$52,922	$52,922	$106,433	$106,433
Product sales	10,461	10,461	19,323	19,323
Total	63,383	63,383	125,756	125,756
Gross margin:
Facilities management	9,469	9,746	20,356	20,916
Product sales	2,563	2,286	4,797	4,237
Total	$12,032	$12,032	$25,153	$25,153

	December 31, 2005	June 30, 2006
Assets:
Facilities management	$281,864	$293,126
Product sales	23,757	23,762
Total for reportable segments	305,621	316,888
Corporate(1)	17,553	18,583
Deferred income taxes	909	1,111
Total	$324,083	$336,582

(1)   Principally cash and cash equivalents, prepaid expenses and property, plant & equipment not included elsewhere.

10.  Stock Compensation

On April 7, 1997, the Company’s stockholders approved the 1997 Stock Option and Incentive Plan for the Company (the “1997 Stock Plan”). On May 26, 2005, the Company’s stockholders approved the 2005 Stock Option and Incentive Plan for the Company (the “2005 Stock Plan”; together the “Stock Plans”). The Stock Plans are designed and intended as a performance incentive for officers, employees, consultants and directors to promote the financial success and progress of the Company. All officers, employees and independent directors are eligible to participate in the Stock Plans. Awards, when made, may be in the form of stock options, restricted stock, unrestricted stock options, and dividend equivalent rights. The Stock Plans require the maximum term of options to be ten years.

Employee options generally vest such that thirty-three percent (33%) of the options will become exercisable on each of the first through third anniversaries of the date of grant of the options; however, the Administrator of the Stock Plans may determine, at its discretion, the vesting schedule for any option award. In the event of termination of the optionees’ relationship with the Company, vested options not yet exercised terminate within 90 days.  The non-qualified options granted to independent directors are exercisable immediately and terminate on the tenth anniversary of the grant. The exercise prices are the fair market value of the shares underlying the options on the respective dates of the grants.  The Company issues shares upon exercise of options from its treasury shares, if available.

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

The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model. During the six months ended June 30, 2006, two grants of options for 176,520 shares were issued.  The fair values of the stock options granted were estimated using the following components:

	Employees	Directors
Fair value of options at grant date	$5.41	$4.61
Risk free interest rate	4.88%	5.05%
Estimated forfeiture rate	1.65%	0%
Estimated option term	9.0 years	6 years
Expected volatility	25.1%	24.5%

The expected volatility of the Company’s stock price was based on historical performance over the prior four years.

During the six-month period ended June 30, 2006, the Company granted 59,674 shares of restricted stock with an average fair market value of $11.86 per share.  The stock vests evenly over three years upon the achievement of certain performance objectives to be determined by the Board of Directors at the beginning of each fiscal year.  Because the performance objectives for 2006 had not been achieved as of June 30, 2006, the restricted stock subject to vesting based upon the performance objectives for 2006 was not included in the computation of diluted earnings per share.

For the three months ended June 30, 2006, income before taxes was reduced by a stock compensation expense of $490 due to the adoption of FAS123(R).  Additionally, the impact on net income was a reduction of $293 and a reduction in basic and diluted earnings per share of $0.02.  For the three months ended June 30, 2006, cash flows from financing activities were increased (and cash flows from operations were correspondingly decreased) by $104 due to additions to the windfall tax pool as a result of the adoption of FAS123(R).  For the six months ended June 30, 2006, income before taxes was reduced by a stock compensation expense of $594 due to the adoption of FAS123(R).  Additionally, the impact on net income was a reduction of $355 and a reduction in basic and diluted earnings per share of $0.03.  For the six months ended June 30, 2006, cash flows from financing activities were increased (and cash flows from operations were correspondingly decreased) by $177 due to additions to the windfall tax pool as a result of the adoption of FAS123(R).

The allocation of stock compensation expense is consistent with the allocation of the participants’ salary and other compensation expenses.

The Company is using the modified prospective application (“MPA”) transition method without restatement of prior interim periods in the year of adoption. Prior to the adoption of FAS123(R) in fiscal 2006, the Company’s stock option plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company used the disclosure requirements of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FAS123”). Under APB No. 25, the Company did not recognize compensation expense on stock options granted to employees, because the exercise price of each option was equal to the market price of the underlying stock on the date of the grant. Had compensation cost for the Company’s stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of FAS123, the Company’s net income and net income per share for the three and six months ended June 30, 2005 would have decreased to the pro forma amounts indicated below:

		Three months ended June 30, 2005	Six months ended June 30, 2005
Net income:	As reported	$7,300	$9,002
	Pro forma	$7,228	$8,893
Basic net income
per share:	As reported	$0.57	$0.70
	Pro forma	$0.56	$0.69
Diluted net income
per share:	As reported	$0.55	$0.68
	Pro forma	$0.55	$0.67

At June 30, 2006, the stock plans provide for the issuance of up to 2,600,347 shares of common stock. At June 30, 2006, options for approximately 1,870,220 shares of common stock were granted under the stock plans, of which options for 1,209,637 shares were outstanding, 377,083 shares were issued pursuant to the exercise of options and 283,500 were forfeited and remained available for issuance.

The following is a summary of stock option plan activity for the six months ended June 30, 2006:

	Six months ended
	June 30, 2006

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, beginning of period	1,123,284	$5.60
Granted	176,520	$12.13
Exercised	(76,567)	$4.30
Forfeited	(13,600)	$8.45
Outstanding, end of period	1,209,637	$6.60
Exercisable, end of period	836,524	$5.31

	Options Outstanding			Options Exercisable
	Number Outstanding at 6/30/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/06	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$3.00 - $4.54	536,920	5.28	$3.55	536,920	$3.55	5.28	$4,725
$4.55 - $7.56	122,630	7.58	5.46	85,230	5.54	7.17	581
$7.57 - $15.13	550,087	8.61	9.83	214,374	9.62	5.82	585
	1,209,637	7.03	$6.60	836,524	$5.31	5.61	$5,891

For the three and six months ended June 30, 2006, 42,367 options and 34,200 options with intrinsic values of $331 and $259 were exercised.  The fair values of the options vested during the three and six months ended June 30, 2006 were $488 and $22.

At June 30, 2006, options for 373,113 shares have been granted but have not yet vested.  Compensation expense related to unvested options will be recognized in the following years:

2006 (six months)	$309
2007	510
2008	337
2009	56
$1,212

11.  Product Warranties

The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs.  Actual costs have not exceeded the Company’s estimates.

The activity for the six months ended June 30, 2006 is as follows:

Accrued
Warranty

Balance, December 31, 2005	$290
Accruals for warranties issued	69
Settlements made (in cash or in kind)	(143)
Balance, June 30, 2006	$216

12. New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. The new accounting model for uncertain tax positions is effective for annual periods beginning after December 15, 2006. Companies need to assess all material open positions in all tax jurisdictions as of the adoption date and determine the appropriate amount of tax benefits that are recognizable under FIN 48. Any difference between the amounts previously recognized and the benefit determined under the new guidance, including changes in accrued interest and penalties, has to be recorded on the date of adoption. For certain types of income tax uncertainties, existing generally accepted accounting principles provide specific guidance on the accounting for modifications of the recognized benefit. Any differences in recognized tax benefits on the date of adoption that are not subject to specific guidance would be an adjustment to retained earnings as of the beginning of the adoption period. The Company is currently evaluating the impact the adoption of FIN 48 will have on its financial statements.

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

•            actions of our controlling stockholders; and

•                                    those factors discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2005, the factor discussed under Item 1A of this filing, and our other filings with the Securities and Exchange Commission (“SEC”).

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

In this Quarterly Report on Form 10-Q, unless the context suggest otherwise, references to the “Company,” “Mac-Gray,” “we,” “us,” “our” and similar terms refer to Mac-Gray Corporation and its subsidiaries.  We have registered, applied to register or are using the following trademarks: MicroFridge®, MaytagDirect™, LaundryView™, PrecisionWash™, LaundryLinx™, TechLinx™ and Safe Plug™.  The following are trademarks of parties other than us: Maytag®, Amana®, Whirlpool® and Magic Chef®.

Overview

Since its founding in 1927, Mac-Gray Corporation has grown to become the second largest laundry facilities management business in the United States.  Through our portfolio of card and coin-operated laundry equipment located in laundry facilities across the country, we provide laundry convenience to residents of multi-unit housing, such as apartment buildings, condominiums, colleges and universities, and hotels and motels.  Based on our ongoing survey of colleges and universities, we believe we are the largest provider of such services to the college and university market in the United States.  Mac-Gray Corporation was incorporated in Delaware in 1997. We report our business in two segments, facilities management and product sales. Facilities management consists of our laundry facilities management and reprographics business units. Product sales consist of our laundry equipment sales and MicroFridge® business units.

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base and predictable capital needs.  For the three and six months ended June 30, 2006, our total revenue was $69.0 million and $136.7 million, respectively.  Approximately 82.0% and 84.5% of our total revenue for these same three and six month periods were generated by our facilities management segment.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of June 30, 2006, approximately 90% of our installed machine base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases.  Accordingly, our capital needs are predictable and largely within our control.  For the three and six months ended June 30, 2006, we incurred approximately $6.2 million and $11.5 million, respectively, of capital expenditures.  In addition, we paid approximately $1.4 million and $2.2 million, respectively, of incentive payments in the three and six months ended June 30, 2006 to property owners and property management companies in connection with securing our lease arrangements.

In addition, through our product sales segment, we generate revenue by selling commercial laundry equipment, our line of combination refrigerator/freezer/microwave oven units under the MicroFridge® brand and the full lines of Maytag®, Whirlpool®, Amana® and Magic Chef® domestic laundry and kitchen appliances under our MaytagDirectTM program.  For the three months ended June 30, 2006, our product sales segment generated approximately 18.0% of our total revenue and 20.6% of our gross margin.  For the six months ended June 30, 2006, our product sales segment contributed 15.5% of our total revenue and 16.6% of our gross margin.

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

Recent Developments

On May 23, 2006, we acquired the laundry facilities management assets of a regional operator in the Philadelphia area.

On July 7, 2006, we acquired the laundry facilities management assets of a regional operator in southern New England.

The combined cost of these acquisitions was approximately $7.5 million and was funded by borrowings under our revolving credit facility.  We estimate that the combined acquisitions will add approximately $5.0 million of annual revenue.

As part of an acquisition made in January 2005, we acquired Tucson Laundry Partners, an entity that operates a portion of our Arizona laundry facilities management business, subject to payments of $2.6 million to the limited partner.  On May 1, 2006, we made the final payment of $1.0 million.

Results of Operations (Dollars in thousands)

Three and six months ended June 30, 2006 compared to three and six months ended June 30, 2005.

The information presented below for the three and six months ended June 30, 2005 and 2006 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended June 30,				For the six months ended June 30,
			Increase	%			Increase	%
	2005	2006	Decrease	Change	2005	2006	Decrease	Change
Laundry facilities management	$52,140	$55,939	$3,799	7%	$104,834	$114,110	$9,276	9%
Reprographics revenue	782	640	(142)	-18%	1,599	1,361	(238)	-15%
Total facilities management revenue	52,922	56,579	3,657	7%	106,433	115,471	9,038	8%
MicroFridge® revenue	6,429	8,031	1,602	25%	12,088	13,398	1,310	11%
Laundry equipment sales revenue	4,032	4,409	377	9%	7,235	7,848	613	8%
Total product sales revenue	10,461	12,440	1,979	19%	19,323	21,246	1,923	10%
Total revenue	$63,383	$69,019	$5,636	9%	$125,756	$136,717	$10,961	9%

Revenue

Total revenue increased by $5,636, or 9%, to $69,019 for the three months ended June 30, 2006 compared to $63,383 for the three months ended June 30, 2005.  Total revenue increased by $10,961, or 9%, to $136,717 for the six months ended June 30, 2006 compared to $125,756 for the six months ended June 30, 2005.

Facilities management revenue.  Total facilities management revenue increased by $3,657, or 7%, to $56,579 for the three months ended June 30, 2006 compared to $52,922 for the three months ended June 30, 2005.   Total facilities management revenue increased by $9,038, or 8%, to $115,471 for the six months ended June 30, 2006 compared to $106,433 for the six months ended June 30, 2005. This increase is attributable to increases in revenue in the laundry facilities management business unit partially offset by a decrease in revenue in the reprographics business unit.

Within the facilities management segment, revenue in the laundry facilities management business unit increased by $3,799, or 7%, to $55,939 for the three months ended June 30, 2006 compared to $52,140 for the three months ended June 30, 2005.   Revenue in the laundry facilities management business unit increased by

$9,276, or 9%, to $114,110 for the six months ended June 30, 2006 compared to $104,834 for the six months ended June 30, 2005. The increase is attributable primarily to the January 20th 2006 acquisition and, for the six month increase, the May 23rd 2006 acquisition, a full quarter of activity attributable to the January 10, 2005 acquisition, selected vend-price increases, a net increase in the usage of installed equipment and an increase in revenue associated with the conversion of coin-operated systems to card-operated systems. Due to the convenience of card-operated systems, usage, and therefore revenue, typically increases upon the conversion from a coin-operated system to a card-operated system.

Revenue in the reprographics business unit decreased by $142, or 18%, to $640 for the three months ended June 30, 2006 compared to $782 for the three months ended June 30, 2005.   Revenue in the reprographics business unit decreased by $238, or 15%, to $1,361 for the six months ended June 30, 2006 compared to $1,599 for the six months ended June 30, 2005. This decrease is primarily attributable to the continued decline in the use of copiers in libraries and similar facilities and a reduction in the number of locations we operate. We expect the decreases in revenue from our reprographics business unit to continue, as the usage of vended copiers declines and we continue our strategy of not renewing contracts which we predict will have a negative impact on income.

Product sales revenue.  Revenue from our product sales segment increased by $1,979 or 19% for the three months ended June 30, 2006 to $12,440 compared to $10,461 for the three months ended June 30, 2005.  Product sales revenue increased by $1,923 or 10% for the six months ended June 30, 2006 to $21,246 compared to $19,323 for the six months ended June 30, 2005. The increase in revenue is attributable to both an increase in the MicroFridge® business unit as well as an increase in the laundry equipment sales business unit.

Revenue in the MicroFridge® business unit increased by $1,602, or 25%, to $8,031 for the three months ended June 30, 2006 compared to $6,429 for the three months ended June 30, 2005.   Revenue in the MicroFridge® business unit increased by $1,310, or 11%, to $13,398 for the six months ended June 30, 2006 compared to $12,088 for the six months ended June 30, 2005. The increase in revenue for the three and six months ended June 30, 2006 compared to the same periods in 2005 is primarily attributable to an increase in sales to the hospitality and property management markets. Sales to the government also increased significantly in the three months ended June 30, 2006 compared to the same period in 2005. However, sales year to date to the government sector are lower than in 2005.  We believe that our sales to the government will continue to be affected by overall military spending being directed away from housing improvements and toward the current military efforts in the Middle East.  Sales to the hospitality industry have increased in the first six months of 2006 as compared to 2005 as it appears that our long-standing customer base has increased their spending on renovations, and sales of appliances through our “Maytag Direct” product line have increased.

Revenue in the laundry equipment sales business unit increased by $377, or 9%, to $4,409 for the three months ended June 30, 2006 compared to $4,032 for the three months ended June 30, 2005.   Revenue in the laundry equipment sales business unit increased by $613, or 8%, to $7,848 for the six months ended June 30, 2006 compared to $7,235 for the six months ended June 30, 2005.  These increases are primarily due to an increase in product sales in our northeast market.  Sales in the laundry equipment sales business unit are sensitive to the strength of the economy, consumer confidence, local permitting and the availability of financing to small businesses, and therefore tend to fluctuate significantly from quarter to quarter.

Cost of revenue

Cost of facilities management revenue.  Cost of facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue increased by $2,508, or 7%, to $37,952 for the three months ended June 30, 2006 as compared to $35,444 for the three months ended June 30, 2005 and by $6,244, or 9%, to $76,386 for the six months ended June 30, 2006 as compared to $70,142 for the six months ended June 30, 2005. As a percentage of facilities management revenue, cost of facilities management revenue was consistent year over year at 67% for the three months ended June 30, 2006 and 2005 and 66% for the six months ended June 30, 2006 and 2005.  Facilities management rent as a percentage of facilities management revenue decreased slightly for the three and six months ended June 30, 2006 compared to the corresponding periods in 2005. Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the laundry lease. The percentage of facilities management rent to facilities management revenue is also impacted by the facilities management rent rate structure in the reprographics business unit. Because this business unit has a much lower facilities management rent rate structure than the laundry facilities management business unit, the reduction in the size of the reprographics business unit through the non-renewal of leases could result in an increase in the overall facilities management rent as a percentage of revenue.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations increased by $731, or 9%, to $8,566 for the three months ended June 30, 2006 as compared to $7,835 for the three months ended June 30, 2005. Depreciation and amortization increased by $1,137, or 7%, to $16,717 for the six months ended June 30, 2006 as compared to $15,580 for the six months ended June 30, 2005. The amortization and depreciation of the contract rights and equipment acquired in January and April 2006 contributed $316 to the increase in the three months ended June 30, 2006 and $404 to the increase in the six months ended June 30, 2006.  Also contributing to the increased depreciation expense was new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts were renegotiated.

Cost of product sales.  Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® equipment and parts sold, as well as salaries and related warehousing expenses as part of the product sales segment. Costs of $277 and $560 consisting of salaries and other operating expenses, which were included in the cost of facilities management revenue in the three and six months ended June 30, 2005, have been reclassified to the product sales segment.  The following references to 2005 give effect to the reclassification.  Cost of product sales increased by $1,624, or 20%, to $9,696 for the three months ended June 30, 2006 as compared to $8,072 for the three months ended June 30, 2005 and by $1,677, or 11%, to $16,558 for the six months ended June 30, 2006 as compared to $14,881 for the six months ended June 30, 2005.  As a percentage of sales, cost of product sales was approximately 78% for the three and six months ended June 30, 2006, as compared to 77% for the three and six months ended June 30, 2005. The gross margin on product sales includes the gross margins from the laundry equipment sales and MicroFridge® business units. The gross margin in the laundry equipment sales business unit decreased to 22% for the three month period ended June 30, 2006 as compared to 27% for the same period in 2005 and decreased to 21% from 27% for the six months ended June 30, 2006 compared to the same period in 2005.  The gross margin in the MicroFridge® business unit increased to 22% for the three month period ended June 30, 2006 as compared to 20% for the same period in 2005 and to 23% for the six months ended June 30, 2006 compared to 21% in the corresponding period in 2005.  The decrease in gross margin within the laundry equipment sales business unit is attributable to product mix, cost increases by some of our major suppliers as well as increased distribution costs, which we have not been able to fully recover with price increases.

Operating expenses

General, administration, sales and marketing, and related depreciation and amortization expense.  General, administration, sales and marketing, and related depreciation and amortization expense increased by $1,439, or 19%, to $9,086 for the three months ended June 30, 2006 as compared to $7,647 for the three months ended June 30, 2005.  General, administration, sales and marketing, and depreciation and amortization expense increased by $2,312, or 15%, to $17,666 for the six months ended June 30, 2006 as compared to $15,354 for the six months ended June 30, 2005. As a percentage of total revenue, general, administration, sales and marketing and related depreciation expenses were 13% and 12% for the three months ended June 30, 2006 and 2005, respectively and 13% and 12% for the six months ended June 30, 2006 and 2005, respectively. The increase in expenses in the second quarter of 2006 compared to the same period in 2005 is attributable primarily to the costs of our new corporate headquarters, the compensation expenses related to the adoption of FAS 123(R), and a significant increase in the cost of employee health care.  In addition to the items discussed above, the increase in expenses in the first six months of 2006 compared to the same period in 2005 is also attributable to the costs of a one time cash bonus paid to certain members of senior management in recognition of their success in furthering the Company’s financial and strategic objectives, and outside legal fees incurred while the Company recruited new in-house corporate counsel.  The move to new leased corporate office space coincided with the sale of the Company’s Cambridge, Massachusetts facility.  The increase in rent expense going forward will be partially offset by the decrease in interest expense, since the proceeds of the sale ($6.1 million, net of tax) reduced the Company’s outstanding loan balance.

Loss on Early Extinguishment of Debt.   Concurrent with the acquisition made in January 2005, the Company entered into a new senior secured credit facility. In connection with the new facility, unamortized financing costs of $207 associated with the June 2003 loan agreement as amended in January 2004 were expensed during the six months ended June 30, 2005.

Income from operations

Income from operations decreased by $11,550, or 76%, to $3,698 for the three months ended June 30, 2006 compared to $15,248 for the three months ended June 30, 2005 and by $11,204 or 55% to $9,275 for the six months ended June 30 2006 compared to $20,479 for the same period in 2005.  To supplement the consolidated financial statements presented according to generally accepted accounting principles (GAAP), we have used a non-GAAP financial measure of adjusted income from operations. Management believes presentation of this measure is useful to investors to enhance an overall understanding of our historical financial performance and future prospects. Adjusted income from operations, which is adjusted to exclude certain gains and losses from the comparable GAAP income from operations, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for income from operations or other measures prepared in accordance with GAAP.  Excluding the expense related to stock compensation in 2006 which was not included in 2005, the gain on the sale of real estate and the loss on early extinguishment of debt, adjusted income from operations would have been $4,188 and $9,869, respectively, for the three and six months ended June 30, 2006, compared to $4,481 and $9,919, respectively, for the three and six months ended June 30, 2005.  This decrease is due primarily to the reasons discussed above. A reconciliation of income from operations in accordance with GAAP to adjusted income from operations is provided below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2006	2005	2006
Income from operations	$15,248	$3,698	$20,479	$9,275
Stock compensation expense		490		594
Gain on non-recurring sale of assets	(10,767)		(10,767)
Loss on early extinguishment of debt	—	—	207	—
Adjusted income from operations	$4,481	$4,188	$9,919	$9,869

Non-GAAP financial measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States.  The Company’s non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with the Company’s consolidated financial statements prepared in accordance with GAAP.

Interest expense, net

Interest expense, net of interest income, increased by $844, or 33%, to $3,397 for the three months ended June 30, 2006, as compared to $2,553 for the three months ended June 30, 2005. For the six months ended June 30, 2006 interest expense, net of interest income, increased $1,756 or 36% to $6,581 from $4,825 in the corresponding period in 2005.  The increase is primarily attributable to an increase in the average borrowing rate to 7.23% and 7.20%, respectively, for the three and six months ended June 30, 2006 as compared to 5.6% and 5.5%, respectively, for the same periods in 2005. The increase in average borrowing rate is due, in large part, to our issuance of $150,000 of senior notes on August 16, 2005 which bear interest at the rate of 7.625% per annum.  There was no non-cash interest expense associated with the accounting treatment of our interest rate swap agreements for the six months ended June 30, 2006, as compared to $196 for the six months ended June 30, 2005.

Gain related to derivative instruments

The Company had entered into interest rate swap agreements that it had accounted for as cash flow hedges.  The fair value of these swaps had been included in other comprehensive income in the equity section of the balance sheet.  As a result of the reduction in the amount outstanding under our 2005 senior credit facility, certain swap agreements no longer qualified for cash flow hedge accounting treatment.  The revised accounting treatment resulted in the recording of gains of $383 and $925 in the income statement in the three and six months ended June 30, 2006, respectively.

Provision for income taxes

The provision for income taxes decreased by $5,120 or 95% to $275 for the three months ended June 30, 2006 as compared to $5,395 for the three months ended June 30, 2005 and by $5,196 or 78% to $1,456 from $6,652 for the six months ended June 30, 2006.  The decrease is the combination of a decrease in taxable income and a decrease in the effective tax rate. The effective tax rate decreased 2.3% to 40.2% from 42.5% for the three and six months ended June 30, 2006 compared to the same periods in 2005.  This decrease is due primarily to the affect of the gain on the sale of our corporate headquarters on the 2005 tax rate as well as a decrease in the blended state tax rate for 2006 as compared to 2005.

Net income

As a result of the foregoing, net income decreased by 94% to $409 for the three months ended June 30, 2006 as compared to $7,300 for the same period ending June 30, 2005. Net income decreased by 76% to $2,163 for the six months ended June 30, 2006 as compared to $9,002 for the same period ending June 30, 2005.

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

For the three months ended June 30, 2006, income before income taxes was reduced by a stock compensation expense of $490 due to the adoption of FAS123(R). Additionally, the impact on net income was a reduction of $293 and a reduction in basic and diluted earnings per share of $0.02. For the three months ended June 30, 2006, cash flows from financing activities were increased (and cash flow from operations were correspondingly decreased) by $104 due to additions to the windfall tax pool as a result of the adoption of FAS123(R).

For the six months ended June 30, 2006, income before income taxes was reduced by a stock compensation expense of $594 due to the adoption of FAS123(R). Additionally, the impact on net income was a reduction of $355 and a reduction in basic and diluted earnings per share of $0.02.  For the six months ended June 30, 2006, cash flows from financing activities were increased (and cash flows from operations were correspondingly decreased) by $177 due to additions to the windfall tax pool as a result of the adoption of FAS123(R).

The allocation of stock compensation expense is consistent with the allocation of the participants’ salary and other compensation expenses.

Had compensation cost for the Company’s stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of FAS 123, the Company’s net income and net income per share for the three and six months ended June 30, 2005 would have decreased to the pro forma amounts indicated below:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income:
As reported	$7,300	$9,002
Pro forma	$7,228	$8,893

Diluted net income
per share:
As reported	$0.55	$0.68
Pro forma	$0.55	$0.67

At June 30, 2006, options for 373,113 shares have been granted but have not yet vested.  Compensation expense related to unvested options will be recognized in the following years:

2006 (six months)	$309
2007	510
2008	337
2009	56
Total	$1,212

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving loan facility described below.  Capital requirements for the year ending December 31, 2006, including contract incentive payments, are currently expected to be between $32,000 and $35,000.  In the six months ended June 30, 2006, spending on capital and contract incentives totaled $11,497 and $2,230, respectively.  The capital expenditures for 2006 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

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

For the six months ended June 30, 2006, our source of cash was from financing and operating activities.  Our primary uses of cash for the six months ended June 30, 2006 were the acquisition of several regional laundry facility management operators and the purchase of new laundry machines and MicroFridge® equipment. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, including interest payments on outstanding indebtedness, capital expenditures and other working capital needs.

Operating Activities

For the six months ended June 30, 2006 and 2005, net cash flows provided by operating activities were $9,862 and $24,808, respectively. Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sales, and general, administration, sales and marketing expenses. The decrease for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 is attributable the gain on the sale of the Company’s headquarters included in net income in 2005, ordinary changes in working capital, a decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities of $7,817 compared to an increase of $13,131 in 2005 and non-cash interest income of $925 compared to non-cash interest expense of $196.  The change in working capital is primarily due to the timing of purchases of inventory, capital equipment and services and when such expenditures are due to be paid. These decreases were partially offset by an increase in depreciation and amortization and a decrease in accounts receivable.  Depreciation and amortization expense increased due primarily to the assets acquired in January 2006 and to equipment placed in service with customers.

Investing Activities

For the six months ended June 30, 2006 and 2005, net cash flows used in investing activities were $26,039 and $105,691, respectively. Of the 2005 total, $106,244 was used for the January 2005 acquisition, and of the 2006 total, $14,626 was used for the January and May 2006 acquisitions.  Other capital expenditures for the first six months of 2006 and 2005, primarily laundry equipment for new and renewed lease locations, were $11,497 and $11,610, respectively.

Financing Activities

For the six months ended June 30, 2006 and 2005, net cash flows provided by financing activities were $15,808 and $85,767, respectively. Cash flows provided by financing activities consist primarily of net proceeds from bank borrowings, which increased significantly in 2005 due to borrowings to fund the January 2005 acquisition. Also included in the period ended June 30, 2005, are the financing costs related to the 2005 senior credit facilities obtained in connection with the same acquisition.  For the six months ended June 30, 2006, bank borrowings included $13.5 million used to fund several acquisitions of regional operators.

In connection with the January 2005 acquisition, we and various lenders entered into senior credit facilities that consisted of an $80,000 term loan facility and a $120,000 revolving loan facility, each of which matures on January 10, 2010 (the “2005 Senior Credit Facilities”).  The Company used $80,000 of the term loan facility borrowings, which were subsequently retired in August 2005 as discussed below, and approximately $93,400 of the revolving loan facility borrowings to finance the 2005 acquisition and to pay related costs and expenses, and to repay the outstanding obligations under and terminate our prior senior credit facilities. The 2005 Senior Credit Facilities are collateralized by a blanket lien on our assets and the assets of our subsidiaries as well as a pledge by us of all the capital stock of these subsidiaries.

As of June 30, 2006, there was $30,000 outstanding under the revolving line of credit and $760 in outstanding letters of credit. The available balance under the revolving line of credit was $89,240 at June 30, 2006.  The actual amount that may be borrowed against the line of credit is governed by the funded debt ratio covenant.  At June 30, 2006, the total additional amount that could be borrowed was $55,000.

Borrowings outstanding under the 2005 Senior Credit Facilities bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.75% to 2.50% (as of June 30, 2006, 2.25%) determined quarterly by reference to the funded debt ratio or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.75% to 1.50% (as of June 30, 2006, 1.25%), determined quarterly by reference to the funded debt ratio. The average interest rates of our borrowings under the 2005 Senior Credit Facilities at December 31, 2005 and June 30, 2006 were 5.43% and 6.53%, respectively.  Under the 2005 Senior Credit Facilities, we pay a commitment fee equal to a percentage, either 0.375% or 0.50%, determined quarterly by reference to the funded debt ratio, of the average daily-unused portion of the 2005 Senior Credit Facilities. This commitment fee percentage is currently 0.375%.

The credit agreement for the 2005 Senior Credit Facilities includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that we were required to meet as of June 30, 2006 were 4.25 to 1.00, 1.10 to 1.00, and 2.00 to 1.00, respectively. We were in compliance with these and all other covenants at June 30, 2006.

The credit agreement for the 2005 Senior Credit Facilities provides for customary events of default, including, but not limited to:(i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by us proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting us or any of our subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against us or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the credit agreement. We were not in default under the 2005 Senior Credit Facilities at June 30, 2006.

On August 16, 2005, we issued $150,000 of senior unsecured notes maturing on August 15, 2015.  Interest on the notes accrues at the rate of 7.625% per annum payable semiannually in arrears in February and August.  On and after August 15, 2010, we will be entitled at our option to redeem all or a portion of these notes at the redemption prices set forth below (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed, during the 12-month period commencing on August 15 of the years set forth below:

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments; (iii) entering into agreements that restrict distributions from restricted subsidiaries; (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries; (v) transactions with affiliates; (vi) incurrence of liens; (vii) sale/leaseback transactions and (vii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds.  We were in compliance with these and all other covenants at June 30, 2006.

The terms of the senior notes provide for customary events of default, including, but not limited to:(i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. We were not in default under the senior notes at June 30, 2006. The net proceeds of the senior notes were used to retire the term loan and reduce the revolving loan balance outstanding under the 2005 senior credit facility.

We have entered into standard International Swaps and Derivatives Association, or ISDA, interest rate swap agreements to manage the interest rate risk associated with our 2005 senior credit facilities. For a description of our interest rate swap agreements, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of June 30, 2006 is as follows:

			Facilities	Capital	Operating
	Long-term	Interest on	rent	lease	lease
Fiscal Year	debt	senior notes	commitments	commitments	commitments	Total
2006	$—	$10,167	$3,470	$637	$1,195	$15,469
2007	—	11,438	6,243	1,008	2,217	20,906
2008	—	11,438	5,038	675	2,007	19,158
2009	—	11,438	3,876	413	1,854	17,581
2010	30,000	11,438	3,212	127	1,519	46,296
Thereafter	150,000	57,185	4,373	—	6,879	218,437
Total	$180,000	$113,104	$26,212	$2,860	$15,671	$337,847

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

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at June 30, 2006.

(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Variable rate	$—	$—	$—	$—	$30,000	$—	$30,000
Average interest rate	0%	0%	0%	0%	6.53%	0%	6.53%

As required by our 2005 senior credit facilities, we entered into standard International Swaps and Derivatives Association, or ISDA, interest rate swap agreements to manage the interest rate risk associated with our 2005 senior credit facilities.  We designated our interest rate swap agreements as cash flow hedges.  As a result of retiring our term loan and paying down the balance of our revolving loan, four of our swap agreements ceased to qualify for hedge accounting treatment.  The interest rate swap agreement dated June 24, 2003, with a notional amount of $11,429 at June 30, 2006, continues to be accounted for as a cash flow hedge.

The table below outlines the details of each remaining interest rate swap agreement:

				Notional
	Original			Amount
	Notional	Fixed/		June 30,	Expiration	Fixed
Date of Origin	Amount	Amortizing		2006	Date	Rate

June 24, 2003	$20,000	Amortizing		$11,429	Jun 30, 2008	2.34%
June 24, 2003	$20,000	Fixed		$20,000	Jun 30, 2008	2.69%
May 2, 2005	$17,000	Fixed	(2)	$—	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	(1)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	(2)	$—	Dec 31, 2011	4.77%

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

The fair value of the interest rate swap agreements is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At June 30, 2006, the fair values of the interest rate swap agreements were $2,562. This amount has been included in other assets on the condensed consolidated balance sheets.

As of June 30, 2006, there was $30,000 outstanding under the revolving line of credit and $760 in outstanding letters of credit. The unused balance under the revolving loan facility was $89,240 at June 30, 2006. The actual amount that may be borrowed against the line of credit is governed by the funded debt ratio covenant. At June 30, 2006 the total additional amount that could be borrowed was $55,000. The average interest rate was approximately 6.53% at June 30, 2006.

Item 4.

CONTROLS AND PROCEDURES

In connection with a review of our financial statements for the quarter ended June 30, 2006 for inclusion in this Quarterly Report on Form 10-Q, we identified a deficiency in our internal controls.  Specifically, we noted that we failed to consider certain stock option grants in calculating compensation expense under FAS 123R. For the quarter the error reduced income before taxes and net income for the quarter ended June 30, 2006 by $207 and $124 respectively. The error was detected after we had issued our quarterly earnings release and we subsequently issued a correcting press release.  In order to remediate, we have implemented specific additional management analysis, procedures and reviews.  As of August 11, 2006, we believe that we have taken the necessary actions to remediate this deficiency.

As of the end of the period covered by this report, and pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, due to the deficiency described above, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we submit or file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will be required to comply with Section 404 of the Sarbanes-Oxley Act as of December 31, 2006. See Part II, Item 1A, “Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.”

PART II — OTHER INFORMATION

Item 1A.                 Risk Factors

Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. Section 404 requires a reporting company such as ours to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We will be required to comply with Section 404 as of December 31, 2006. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance or our independent auditors are not able to certify as to the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results.

There have been no other material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

Item 4.                          Submission of Matters to a Vote of Security Holders

(a)             The Company held its annual meeting of stockholders on May 25, 2006.

(b)            The following directors were elected:

Stewart G. MacDonald, Jr.
Larry Mihalchik*
Christopher T. Jenny

*(Mr. Mihalchik resigned from the Board effective July 28, 2006, as previously disclosed on a Form 8-K filed on July 27, 2006)

The following directors continued in office after the annual stockholders meeting:

Thomas E. Bullock
Edward F. McCauley
David W. Bryan
Jerry A. Schiller

(c)             The only matter voted upon at the annual meeting was the election of three Directors to hold office until the annual meeting of stockholders to be held in 2009 and until their respective successors are duly elected and qualified. The results of the vote were as follows:

Director	For	Withheld

Stewart G. MacDonald, Jr.	8,717,195	7,850

Larry Mihalchik	8,460,820	264,225

Christopher T. Jenny	8,719,720	5,325

Item 6.                          Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION

August 11, 2006	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)