Form 10-Q
period 2006-09-30
MAC-GRAY CORP
filed 2006-11-14
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 13, 2006, 13,076,149 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.           Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	September 30,
	2005	2006

Assets
Current assets:
Cash and cash equivalents	$11,046	$11,862
Trade receivables, net of allowance for doubtful accounts	10,308	10,493
Inventory	6,398	7,679
Prepaid expenses, facilities management rent and other current assets	9,961	11,164
Total current assets	37,713	41,198
Property, plant and equipment, net	118,459	121,411
Goodwill	37,941	38,454
Intangible assets, net	116,793	127,656
Prepaid expenses, facilities management rent and other assets	13,177	16,962
Total assets	$324,083	$345,681

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$1,185	$1,164
Trade accounts payable	10,252	10,437
Accrued facilities management rent	15,629	15,577
Accrued expenses	12,472	9,200
Deferred revenues and deposits	682	623
Total current liabilities	40,220	37,001
Long-term debt	164,000	183,000
Long-term capital lease obligations	1,493	1,480
Deferred income taxes	29,010	31,270
Deferred retirement obligation	229	151
Other liabilities	530	519
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 12,924,340 outstanding at December 31, 2005, and 13,443,754 issued and 13,050,549 outstanding at September 30, 2006)	134	134
Additional paid in capital	69,032	70,239
Accumulated other comprehensive income	315	228
Retained earnings	24,513	25,742
	93,994	96,343
Less: common stock in treasury, at cost (519,414 shares at December 31, 2005 and 393,205 shares at September 30, 2006)	(5,393)	(4,083)
Total stockholders’ equity	88,601	92,260
Total liabilities and stockholders’ equity	$324,083	$345,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006

Revenue:
Facilities management revenue	$51,457	$55,770	$157,890	$171,241
Product sales	14,116	14,233	33,439	35,479
Total revenue	65,573	70,003	191,329	206,720

Cost of revenue:
Cost of facilities management revenue	34,916	37,539	105,058	113,925
Depreciation and amortization	7,780	9,189	23,360	25,906
Cost of product sales	11,234	11,329	26,115	27,887
Total cost of revenue	53,930	58,057	154,533	167,718

Gross margin	11,643	11,946	36,796	39,002

General and administration expenses	3,432	4,039	10,249	12,775
Sales and marketing expenses	3,704	3,747	11,692	11,913
Depreciation and amortization	281	411	830	1,175
Loss on early extinguishment of debt	461	—	668	—
(Gain) loss on sale or disposal of assets, net	(52)	(92)	(10,939)	23
Total operating expenses	7,826	8,105	12,500	25,886

Income from operations	3,817	3,841	24,296	13,116

Interest expense, net	(2,899)	(3,666)	(7,724)	(10,247)
Gain (loss) related to derivative instruments	1,659	(965)	1,659	(40)
Income (loss) before provision for income taxes	2,577	(790)	18,231	2,829

Provision for income taxes	1,141	(523)	7,793	933

Net income (loss)	$1,436	$(267)	$10,438	$1,896

Net income (loss) per common share - basic	$0.11	$(0.02)	$0.81	$0.15
Net income (loss) per common share – diluted	$0.11	$(0.02)	$0.79	$0.14
Weighted average common shares outstanding - basic	12,879	13,034	12,845	12,988
Weighted average common shares outstanding – diluted	13,351	13,034	13,240	13,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive			Treasury Stock
	Number		Paid In	(Loss)	Comprehensive	Retained	Number
	of shares	Value	Capital	Income	Income	Earnings	of shares	Cost	Total

Balance, December 31, 2005	13,443,754	$134	$69,032	$315		$24,513	519,414	$(5,393)	$88,601
Net income	—	—	—	—	$1,896	1,896	—	—	$1,896
Other comprehensive loss:
Unrealized loss on derivative instrument, net of tax of $69 (Note 5)	—	—	—	(87)	$(87)	—	—	—	$(87)
Comprehensive loss	—	—	—	—	$1,809	—	—	—	—
Options exercised	—	—	—	—		(630)	(104,367)	1,084	$454
Stock issuance- Employee
Stock Purchase Plan						(44)	(17,534)	182	$138
Stock compensation expense	—	—	888	—		—	—	—	$888
Windfall tax benefit	—	—	319	—		—	—	—	$319
Stock granted to directors	—	—	—	—		7	(4,308)	44	$51
Balance, September 30, 2006	13,443,754	$134	$70,239	$228		$25,742	393,205	$(4,083)	$92,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2005	2006
Cash flows from operating activities:
Net income	$10,438	$1,896
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	24,190	27,081
Loss on early extinguishment of debt	668	—
Increase in allowance for doubtful accounts and lease reserves	32	17
(Gain) loss on sale of assets	(10,939)	23
Director stock grants	20	51
Non-cash interest (income) expense	(1,463)	40
Deferred income taxes	1,213	2,219
Stock compensation	—	888
Increase in accounts receivable	(1,744)	(194)
Increase in inventory	(2,103)	(1,156)
Increase in prepaid expenses, facilities management rent and other assets	(4,594)	(6,724)
Increase (decrease) in accounts payable, accrued facilities rent, accrued expenses and other liabilities	10,796	(3,150)
Decrease (increase) in deferred revenues and customer deposits	45	(59)
Net cash flows provided by operating activities	26,559	20,932

Cash flows from investing activities:
Capital expenditures	(19,950)	(20,340)
Payments for acquisitions	(106,244)	(18,780)
Proceeds from sale of assets	12,331	200
Net cash flows used in investing activities	(113,863)	(38,920)

Cash flows from financing activities:
Payments on capital lease obligations	(964)	(1,029)
Borrowings on 2005 Senior Notes	150,000	—
Borrowings on 2005 term credit facility	80,000	—
Payments on 2005 term credit facility	(80,000)	—
Payments on 2003 term credit facility and mortgage note payable	(33,880)	—
(Payments) borrowings on revolving credit facility, net	(15,131)	19,000
Payments on deferred retirement obligations	(78)	(78)
Financing costs	(6,015)	—
Windfall tax benefit	—	319
Proceeds from termination of derivative instruments	782	—
Proceeds from exercise of stock options	353	454
Proceeds from issuance of common stock	201	138
Net cash flows provided by financing activities	95,268	18,804

Increase (decrease) in cash and cash equivalents	7,964	816
Cash and cash equivalents, beginning of period	6,491	11,046
Cash and cash equivalents, end of period	$14,455	$11,862

Supplemental disclosure of non-cash investing and financing activities: During the nine months ended September 30, 2005 and 2006, the Company acquired various vehicles under capital lease agreements totaling $1,421 and $982, respectively.

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

The Company generates the majority of its revenue from card and coin-operated laundry equipment located in 40 states throughout the United States, as well as the District of Columbia.  The Company’s principal customer base is the multi-unit housing market, which consists of apartments, condominium units, colleges and universities, military bases, hotels and motels. The Company also sells the MicroFridge® product lines, kitchen appliances and sells, services and leases commercial laundry equipment to commercial laundromats and institutions. The majority of the Company’s purchases of laundry equipment are from one supplier. The Company also derives a small portion of its revenue from card/coin-operated reprographic equipment.

2.  Acquisitions

On July 7, 2006, the Company acquired the laundry facilities management assets of a regional operator in Southern New England.  On May 23, 2006, the Company acquired the laundry facilities management assets of a regional operator in the Pennsylvania area.  On January 20, 2006, the Company acquired the laundry facilities management assets of a regional operator in Southern New England.  On January 10, 2005, the Company acquired the laundry facilities management assets of Web Service Company, Inc., or “Web”, in several western and southern states.  These acquisitions have been reflected in the accompanying condensed consolidated financial statements from the date of the acquisition, and have been accounted for as purchase business combinations in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“FAS 141”).  The total purchase price for each of these acquisitions has been allocated to the acquired assets and liabilities based on estimates of their related fair value. For the Web assets acquired, a twenty-year amortization period has been assigned to the acquired contract rights and a five-year depreciation period has been assigned to the acquired used laundry equipment. The amount allocated to the Web trade name will not be amortized, as the Company believes it will use the name indefinitely.  For the 2006 acquisitions, a twenty-year amortization period has been assigned to the acquired contract rights and the acquired used laundry equipment has been assigned a life ranging from two to five years.

The total purchase price for each of these acquisitions, including assumed liabilities of  $7,500 related to the January 10, 2005 acquisition, which consisted of accrued facilities management rent, accrued notes payable and deferred tax liabilities, was allocated as follows:

	January 10, 2005	January 20, 2006	May 23, 2006	July 7, 2006
Contract Rights	$71,858	$10,730	$2,344	$2,939
Goodwill	—	—	—	513
Equipment	25,099	885	673	497
Trade Name	12,650	—	—	—
Accounts Receivable	—	—	8	—
Inventory	999	86	—	39
Accrued Uncollected Cash	3,900	—	—	—
Furniture & Fixtures	1,452	—	—	66

Total Purchase Price	$115,958	$11,701	$3,025	$4,054

The allocation of the purchase price for each of the 2006 acquisitions is subject to the finalization of the asset valuations.

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

On August 16, 2005, the Company restructured its long-term debt by issuing senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. The maturity date of the notes is August 15, 2015. The 2005 Credit Facilities were amended to permit the offering of the notes and modify certain of the covenants applicable to the 2005 Credit Facilities. The proceeds from the senior notes, less financing costs, were used to retire the 2005 Term Loan and pay down the 2005 Revolver.

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments; (iii) entering into agreements that restrict distributions from restricted subsidiaries; (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries; (v) transactions with affiliates; (vi) incurrence of liens; (vii) sale/leaseback transactions and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at September 30, 2006.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at September 30, 2006.

The 2005 Revolver matures on January 10, 2010 and is collateralized by a blanket lien on the assets of the Company and its two main subsidiaries, Mac-Gray Services, Inc. and Intirion Corporation, as well as a pledge by the Company of all the capital stock of these two subsidiaries.

Borrowings outstanding under the 2005 Revolver bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.75% to 2.50% (as of September 30, 2006, 2.25%) determined quarterly by reference to the funded debt ratio, or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.75% to 1.50% (as of September 30, 2006, 1.25%), determined quarterly by reference to the funded debt ratio.  We pay a commitment fee equal to a percentage, either 0.375% or 0.50%, determined and payable quarterly by reference to the funded debt ratio, of the average daily unused portion of the 2005 Senior Credit Facilities. This commitment fee percentage is currently 0.375%.

As of September 30, 2006, there was $33,000 outstanding under the revolving line of credit and $760 in outstanding letters of credit. The available balance under the revolving line of credit was $86,240 at September 30, 2006.  The actual amount that may be borrowed against the line of credit is governed by the funded debt ratio covenant.  At September 30, 2006, the total additional amount that could be borrowed was $44,000.

The 2005 Revolver includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that the Company was required to meet as of September 30, 2006 were 4.25 to 1.00, 1.10 to 1.00, and 2.00 to 1.00, respectively. The Company was in compliance with these and all other financial covenants at September 30, 2006.

The 2005 Revolver provides for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by the Company proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting the Company or any of its subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against the Company or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the Credit Agreement. There were no events of default under the 2005 Revolver at September 30, 2006.

The Company used a portion of the proceeds from our $150,000 senior note offering to repay the term loan portion of the 2005 senior credit facility.  Unamortized financing costs of  $461 related to the term loan were expensed during the three months ended September 30, 2005.  In connection with the 2005 senior credit facilities, the Company repaid in full and terminated our 2003 senior credit facilities.  Unamortized financing costs of $207 associated with our 2003 senior credit facilities as amended in January 2004 were expensed during the first quarter of 2005.

The weighted average interest rates of the Company’s borrowings under the 2005 Credit Facilities at December 31, 2005 and September 30, 2006 were 5.43% and 6.65%, respectively.

Long-term debt also includes capital lease obligations on the company’s vehicles totaling $2,678 and $2,644 at December 31, 2005 and September 30, 2006, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2006 (three months)	$319
2007	1,051
2008	703
2009	423
2010	33,148
Thereafter	150,000
$185,644

5.  Derivative Instruments

The Company entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt. Concurrent with the reduction of the amounts due under the 2005 credit facilities, eight swap agreements previously designated as cash flow hedges ceased to qualify as such, of which four were terminated by the Company.  The change in the fair value of the remaining four swap agreements that do not qualify for hedge accounting is recognized in the income statement in the period in which the change occurs. The change in the fair value of these four contracts resulted in a loss of $965 and $40 for the three and nine months ended September 30, 2006, respectively.  One swap agreement continues to be designated as a cash flow hedge.

The table below outlines the details of each remaining swap agreement:

			Notional
	Original		Amount
Date of	Notional	Fixed/	September 30,	Expiration	Fixed
Origin	Amount	Amortizing	2006	Date	Rate

June 24, 2003	$20,000	Amortizing	$10,714	Jun 30, 2008	2.34%
June 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
May 2, 2005	$17,000	Fixed (2)	$—	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed (1)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed (2)	$—	Dec 31, 2011	4.77%

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

The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2005 and September 30, 2006, the fair value of the Swap Agreements was $1,647 and $1,450, respectively. These amounts have been included in other assets on the condensed consolidated balance sheets.

The changes in accumulated other comprehensive income relate entirely to the Company’s interest rate swap agreement which is accounted for as a cash flow hedge. If the Company were to change its hedging strategy, it would recognize a gain of approximately $396 based on the fair value of this Swap Agreement at September 30, 2006.

The components of other comprehensive income are as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006

Unrealized gain (loss) on derivative instruments	$1,426	$(147)	$630	$(156)
Reclassification adjustment	(1,659)	—	(1,463)	—
Total other comprehensive income before income taxes	(233)	(147)	(833)	(156)
Income tax expense	93	63	333	69
Total other comprehensive loss	$(140)	$(84)	$(500)	$(87)

6.  Goodwill and Other Intangible Assets

Goodwill and Trade Name, which are not subject to amortization, and intangible assets to be amortized, consist of the following:

	As of December 31, 2005
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$37,718		$37,718
Product Sales	223		223
	$37,941		$37,941
Intangible assets:
Facilities Management:
Trade Name	$12,650	$—	$12,650
Non-compete agreements	4,580	4,095	485
Contract rights	109,755	12,344	97,411
Product Sales:
Customer lists	1,451	734	717
Deferred financing costs	5,923	393	5,530
	$134,359	$17,566	$116,793

	As of September 30, 2006
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$38,231		$38,231
Product Sales	223		223
	$38,454		$38,454
Intangible assets:
Facilities Management:
Trade Name	$12,650	$—	$12,650
Non-compete agreements	4,580	4,152	428
Contract rights	126,053	17,121	108,932
Product Sales:
Customer lists	1,451	806	645
Deferred financing costs	5,923	922	5,001
	$150,657	$23,001	$127,656

Estimated future amortization expense of intangible assets consists of the following:

2006 (three months)	$1,847
2007	7,217
2008	7,212
2009	7,206
2010	6,969
Thereafter	81,801
$112,252

Amortization expense of intangible assets for the nine months ended September 30, 2005 and 2006 was $4,521 and $5,275, respectively.

7.  Commitments and Contingencies

The Company is involved in various litigation proceedings arising in the normal course of business.  In the opinion of management, the Company’s ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

8.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Three Months Ended September 30, 2005
	Income	Shares
	(Numerator)	(Denominator)	Per Share Amount

Net income available to common stockholders - basic	$1,436	12,879	$0.11
Effect of dilutive securities:
Stock options	—	472
Net income available to common stockholders - diluted	$1,436	13,351	$0.11

	For the Three Months Ended September 30, 2006
	Income	Shares
	(Numerator)	(Denominator)	Per Share Amount

Net income available to common stockholders - basic	$(267)	13,034	$(0.02)
Effect of dilutive securities:
Stock options			—
Net income available to common stockholders - diluted	$(267)	13,034	$(0.02)

	For the Nine Months Ended September 30, 2005
	Income	Shares
	(Numerator)	(Denominator)	Per Share Amount

Net income available to common stockholders - basic	$10,438	12,845	$0.81
Effect of dilutive securities:
Stock options	—	395	(0.02)
Net income available to common stockholders - diluted	$10,438	13,240	$0.79

	For the Nine Months Ended September 30, 2006
	Income	Shares
	(Numerator)	(Denominator)	Per Share Amount

Net income available to common stockholders - basic	$1,896	12,988	$0.15
Effect of dilutive securities:
Stock options		426	(0.01)
Net income available to common stockholders - diluted	$1,896	13,414	$0.14

There were 6 and 216 shares under option plans that were excluded from the computation of diluted earnings per share at September 30, 2005 and 2006, respectively, due to their anti-dilutive effects.

9.  Segment Information

The Company operates four business units which are based on the Company’s different product and service categories: Laundry Facilities Management, Laundry Equipment Sales, MicroFridge® and Reprographics. These four business units have been aggregated into two reportable segments (“Facilities Management” and “Product Sales”). The Facilities Management segment includes two business units: Laundry Facilities Management and Reprographics. The Laundry Facilities Management business unit provides coin and debit card-operated laundry equipment to multi-unit housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Reprographics business unit provides coin and debit-card-operated copiers to academic and public libraries. The Product Sales segment includes two business units: MicroFridge® and Laundry Equipment Sales. The MicroFridge® business unit revenue includes sales of its own patented and proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes hospitality and assisted living facilities, military housing and colleges and universities.  The MicroFridge business unit also sells a full range of kitchen appliances. The Laundry Equipment Sales business unit operates as a distributor of, and provides service to, commercial laundry equipment in public laundromats, as well as for institutional purchasers, including hospitals, hotels and the United States military for use in their own on-premise laundry facilities.

There are no intersegment revenues.

The tables below present information about the operations of the reportable segments of Mac-Gray for the three and nine months ended September 30, 2005 and 2006. The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2006	2005	2006

Revenue:
Facilities management	$51,457	$55,770	$157,890	$171,241
Product sales	14,116	14,233	33,439	35,479
Total	65,573	70,003	191,329	206,720
Gross margin:
Facilities management	8,800	9,081	29,716	31,656
Product sales	2,843	2,865	7,080	7,346
Total	11,643	11,946	36,796	39,002
Selling, general, administration, depreciation and amortization expenses	7,417	8,197	22,771	25,863
Loss on early extinguishment of debt	461	—	668	—
(Gain) loss on sale of assets	(52)	(92)	(10,939)	23
(Gain) loss related to derivative instruments	(1,659)	965	(1,659)	40
Interest and other expenses, net	2,899	3,666	7,724	10,247
Income (loss) before provision (benefit) for income taxes	$2,577	$(790)	$18,231	$2,829

Certain operating expenses in 2005 which were previously included in Facilities Management cost of sales have been reclassed to Product Sales cost of sales to conform with 2006 presentation.  The revised classification of $273 and $837 for the three and nine months ended September 30, 2005 consists of salaries, warehousing and other operating expenses that support the Laundry Equipment Sales business unit within the Product Sales segment.

The revised classification is as follows:

	Three months ended		Nine months ended
	September 30, 2005		September 30, 2005
	As Reported	Reclassified	As Reported	Reclassified

Revenue:
Facilities management	$51,457	$51,457	$157,890	$157,890
Product sales	14,116	14,116	33,439	33,439
Total	65,573	65,573	191,329	191,329
Gross margin:
Facilities management	8,527	8,800	28,879	29,716
Product sales	3,116	2,843	7,917	7,080
Total	$11,643	$11,643	$36,796	$36,796

	December 31, 2005	September 30, 2006
Assets:
Facilities management	$281,864	$301,631
Product sales	23,757	26,833
Total for reportable segments	305,621	328,464
Corporate (1)	17,553	16,106
Deferred income taxes	909	1,111
Total	$324,083	$345,681

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

Employee options generally vest such that thirty-three percent (33%) of the options will become exercisable on each of the first through third anniversaries of the date of grant of the options; however, the Administrator of the Stock Plans may determine, at its discretion, the vesting schedule for any option award. In the event of termination of the optionees’ relationship with the Company, vested options not yet exercised terminate within 90 days.  The non-qualified options granted to independent directors are exercisable immediately and terminate ten years from the date of the grant. The exercise prices are the fair market value of the shares underlying the options on the respective dates of the grants.  The Company issues shares upon exercise of options from its treasury shares, if available.

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

The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model. During the nine months ended September 30, 2006, three grants of options for 196,520 shares were issued.  The fair values of the stock options granted were estimated using the following components:

	Employees	Directors
Fair value of options at grant date	$4.64 - $5.41	$4.61
Risk free interest rate	4.86% - 4.88%	5.05%
Estimated forfeiture rate	0% - 1.65%	0%
Estimated option term	7.0 - 9.0 years	6.0 years
Expected volatility	25.1%	24.5%

The expected volatility of the Company’s stock price was based on historical performance over the prior four years.

During the nine-month period ended September 30, 2006, the Company granted 59,674 shares of restricted stock with an average fair market value of $11.86 per share.  The stock vests evenly over three years upon the achievement of certain performance objectives to be determined by the Board of Directors at the beginning of each fiscal year.  Because the performance objectives for 2006 had not been achieved as of September 30, 2006, the restricted stock subject to vesting based upon the performance objectives for 2006 was not included in the computation of diluted earnings per share.

For the three months ended September 30, 2006, income before taxes was reduced by a stock compensation expense of $294 due to the adoption of FAS123(R).  Additionally, the impact on net income was a reduction of $174 and a reduction in basic and diluted earnings per share of $0.01.  For the nine months ended September 30, 2006, income before taxes was reduced by a stock compensation expense of $888 due to the adoption of FAS123(R).  Additionally, the impact on net income was a reduction of $533 and a reduction in basic and diluted earnings per share of $0.04.  For the nine months ended September 30, 2006, cash flows from financing activities were increased (and cash flows from operations were correspondingly decreased) by $319 due to additions to the windfall tax pool as a result of the adoption of FAS123(R).

The allocation of stock compensation expense is consistent with the allocation of the participants’ salary and other compensation expenses.

The Company is using the modified prospective application (“MPA”) transition method without restatement of prior interim periods in the year of adoption. Prior to the adoption of FAS123(R) in fiscal 2006, the Company’s stock option plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company used the disclosure requirements of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FAS123”). Under APB No. 25, the Company did not recognize compensation expense on stock options granted to employees, because the exercise price of each option was equal to the market price of the underlying stock on the date of the grant. Had compensation cost for the Company’s stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of FAS123, the Company’s net income and net income per share for the three and nine months ended September 30, 2005 would have decreased to the pro forma amounts indicated below:

		Three	Nine
		months ended	months ended
		September 30,	September 30,
		2005	2005
Net income:	As reported	$1,436	$10,438
	Pro forma	$1,328	$10,182

Basic net income per share:	As reported	$0.11	$0.81
	Pro forma	$0.10	$0.79

Diluted net income per share:	As reported	$0.11	$0.79
	Pro forma	$0.10	$0.77

At September 30, 2006, the stock plans provide for the issuance of up to 2,605,055 shares of common stock. At September 30, 2006, options for approximately 1,890,220 shares of common stock were granted under the stock plans, of which options for 1,189,170 shares were outstanding, 404,883 shares were issued pursuant to the exercise of options and 296,167 were forfeited and remained available for issuance.

The following is a summary of stock option plan activity for the nine months ended September 30, 2006:

	Nine months ended
	September 30, 2006
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, beginning of period	1,123,284	$5.60
Granted	196,520	$12.10
Exercised	(104,367)	$4.31
Forfeited	(26,267)	$8.27
Outstanding, end of period	1,189,170	$6.73
Exercisable, end of period	814,390	$5.37

	Options Outstanding			Options Exercisable
	Number Outstanding at 9/30/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/06	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$3.00 - $4.54	523,320	5.04	$3.55	523,320	$3.55	5.04	$4,291
$4.55 - $7.56	105,830	7.27	5.52	71,030	5.65	7.15	433
$7.57 - $15.13	560,020	8.35	9.93	220,040	9.62	5.82	469
	1,189,170	6.80	$6.73	814,390	$5.37	7.33	$5,193

For the three and nine months ended September 30, 2006, 27,800 options and 104,367 options with intrinsic values of $208 and $809 were exercised.  The fair values of the options vested during the three and nine months ended September 30, 2006 were $29 and $606, respectively.

At September 30, 2006, options for 374,780 shares have been granted but have not yet vested.  Compensation expense related to unvested options will be recognized in the following years:

2006 (three months)	$144
2007	541
2008	317
2009	64
$1,066

11.  Product Warranties

The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs.  Actual costs have not exceeded the Company’s estimates.

The activity for the nine months ended September 30, 2006 is as follows:

Accrued
Warranty

Balance, December 31, 2005	$290
Accruals for warranties issued	187
Settlements made (in cash or in kind)	(261)
Balance, September 30, 2006	$216

12. Property, Plant and Equipment

During the three months ended September 30, 2006, the Company completed an analysis of laundry equipment disposals and as a result recorded a loss on the disposal of equipment of $512 which was recorded as depreciation expense within cost of revenue. A portion of this expense pertained to prior periods of 2006 but was deemed immaterial to the results of operations for those periods.

13. New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is in the process of evaluating SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, with early adoption encouraged. The Company does not believe SFAS No. 158 will have any impact on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006, with early adoption encouraged. The Company does not believe SAB 108 will have any impact on its financial statements.

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

•            actions of our controlling stockholders; and

•                                    those factors discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2005 and our other filings with the Securities and Exchange Commission (“SEC”).

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

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base and predictable capital needs.  For the three and nine months ended September 30, 2006, our total revenue was $70.0 million and $206.7 million, respectively.  Approximately 79.7% and 82.8% of our total revenue for these same three and nine month periods were generated by our facilities management segment.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of September 30, 2006, approximately 90% of our installed machine base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases.  Accordingly, our capital needs are predictable and largely within our control.  For the three and nine months ended September 30, 2006, we incurred approximately $8.8 million and $20.3 million, respectively, of capital expenditures.  In addition, we paid approximately $1.2 million and $3.5 million, respectively, of incentive payments in the three and nine months ended September 30, 2006 to property owners and property management companies in connection with securing our lease arrangements.

In addition, through our product sales segment, we generate revenue by selling commercial laundry equipment, our line of combination refrigerator/freezer/microwave oven units under the MicroFridge® brand and the full lines of Maytag®, Whirlpool®, Amana® and Magic Chef® domestic laundry and kitchen appliances under our MaytagDirectTM program.  For the three months ended September 30, 2006, our product sales segment generated approximately 20.3% of our total revenue and 24.0% of our gross margin.  For the nine months ended September 30, 2006, our product sales segment contributed 17.2% of our total revenue and 18.8% of our gross margin.

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

Results of Operations (Dollars in thousands)

Three and nine months ended September 30, 2006 compared to three and nine months ended September 30, 2005.

The information presented below for the three and nine months ended September 30, 2005 and 2006 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended September 30,				For the nine months ended September 30,
			Increase	%			Increase	%
	2005	2006	Decrease	Change	2005	2006	Decrease	Change
Laundry facilities management	$50,895	$55,281	$4,386	9%	$155,729	$169,391	$13,662	9%
Reprographics revenue	562	489	(73)	-13%	2,161	1,850	(311)	-14%
Total facilities management revenue	51,457	55,770	4,313	8%	157,890	171,241	13,351	8%
MicroFridge® revenue	10,205	9,575	(630)	-6%	22,293	22,973	680	3%
Laundry equipment sales revenue	3,911	4,658	747	19%	11,146	12,506	1,360	12%
Total product sales revenue	14,116	14,233	117	1%	33,439	35,479	2,040	6%
Total revenue	$65,573	$70,003	$4,430	7%	$191,329	$206,720	$15,391	8%

Revenue

Total revenue increased by $4,430, or 7%, to $70,003 for the three months ended September 30, 2006 compared to $65,573 for the three months ended September 30, 2005.  Total revenue increased by $15,391, or 8%, to $206,720 for the nine months ended September 30, 2006 compared to $191,329 for the nine months ended September 30, 2005.

Facilities management revenue.  Total facilities management revenue increased by $4,313, or 8%, to $55,770 for the three months ended September 30, 2006 compared to $51,457 for the three months ended September 30, 2005.   Total facilities management revenue increased by $13,351, or 8%, to $171,241 for the nine months ended September 30, 2006 compared to $157,890 for the nine months ended September 30, 2005. This increase is attributable to increases in revenue in the laundry facilities management business unit partially offset by a decrease in revenue in the reprographics business unit.

Within the facilities management segment, revenue in the laundry facilities management business unit increased by $4,386, or 9%, to $55,281 for the three months ended September 30, 2006 compared to $50,895 for the three months ended September 30, 2005.   Revenue in the laundry facilities management business unit increased by $13,662, or 9%, to $169,391 for the nine months ended September 30, 2006 compared to $155,729 for the nine months ended September 30, 2005. Our 2006 acquisitions accounted for approximately 62% and 45% of our growth in the three and nine months ended September 30, 2006.  The remaining increases for the three and nine months ended September 30, 2006 are attributable primarily to selected vend-price increases, a net increase in the usage of installed equipment and an increase in revenue associated with the conversion of coin-operated systems to card-operated systems. Due to the convenience of card-operated systems, usage, and therefore revenue, typically increases upon the conversion from a coin-operated system to a card-operated system.

Revenue in the reprographics business unit decreased by $73, or 13%, to $489 for the three months ended September 30, 2006 compared to $562 for the three months ended September 30, 2005.   Revenue in the reprographics business unit decreased by $311, or 14%, to $1,850 for the nine months ended September 30, 2006 compared to $2,161 for the nine months ended September 30, 2005. These decreases are primarily attributable to the continued decline in the use of copiers in libraries and similar facilities and a reduction in the number of locations we operate. We expect the decreases in revenue from our reprographics business unit to continue, as the usage of vended copiers declines and we continue our strategy of not renewing contracts which we predict will have a negative impact on income.

Product sales revenue.  Revenue from our product sales segment increased by $117 or 1% for the three months ended September 30, 2006 to $14,233 compared to $14,116 for the three months ended September 30, 2005.  Product sales revenue increased by $2,040 or 6% for the nine months ended September 30, 2006 to $35,479 compared to $33,439 for the nine months ended September 30, 2005. The increase in revenue for the three months ended September 30, 2006 as compared to the same period in 2005 is primarily attributable to an increase in the laundry equipment sales business unit partially offset by a decrease in the MicroFridge® business unit.  The increase in revenue for the nine months ended September 30, 2006 as compared to the same period in 2005 is attributable to an increase in both the laundry and MicroFridge® business units.

Revenue in the laundry equipment sales business unit increased by $747, or 19%, to $4,658 for the three months ended September 30, 2006 compared to $3,911 for the three months ended September 30, 2005.   Revenue in the laundry equipment sales business unit increased by $1,360, or 12%, to $12,506 for the nine months ended September 30, 2006 compared to $11,146 for the nine months ended September 30, 2005.  Sales in the laundry equipment sales business unit are sensitive to the strength of the economy, local economic factors, local permitting and the availability of financing to small businesses, and therefore tend to fluctuate significantly from quarter to quarter.

Revenue in the MicroFridge® business unit decreased by $630, or 6%, to $9,575 for the three months ended September 30, 2006 compared to $10,205 for the three months ended September 30, 2005.   Revenue in the MicroFridge® business unit increased by $680, or 3%, to $22,973 for the nine months ended September 30, 2006 compared to $22,293 for the nine months ended September 30, 2005. The decrease in revenue for the three months ended September 30, 2006 compared to the same period in 2005 is primarily attributable to a decrease in sales to the academic and government markets which were only partially offset by increased sales in the hospitality and property management markets. The increase in revenue for the nine months ended September 30, 2006 compared to the same period in 2005 is primarily attributable to an increase in sales to the hospitality and property management markets which were offset in part by decreases in the academic and government markets.  Sales to the academic market are affected, among other things, by the rate of new campus housing construction and the availability of funding to state institutions. We believe that our sales to the government will continue to be affected by overall military spending being directed away from housing improvements and toward the current military efforts in the Middle East.  Sales to the hospitality industry have increased in the first nine months of 2006 as compared to 2005 as a result of increased spending on new construction and renovations. Sales of appliances to the property management market through our “Maytag Direct” product line have continued to increase in the first nine months of 2006 compared to the same period in 2005.

Cost of revenue

Cost of facilities management revenue.  Cost of facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue increased by $2,623, or 8%, to $37,539 for the three months ended September 30, 2006 as compared to $34,916 for the three months ended September 30, 2005 and by $8,867, or 8%, to $113,925 for the nine months ended September 30, 2006 as compared to $105,058 for the nine months ended September 30, 2005. As a percentage of facilities management revenue, cost of facilities management revenue decreased slightly year over year to 67.3% as compared to 67.9% for the three months ended September 30, 2006 and 2005, respectively and remained consistent at 66.5% for the nine months ended September 30, 2006 and 2005.  Facilities management rent as a percentage of facilities management revenue increased slightly for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 and remained relatively consistent for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the laundry lease. The percentage of facilities management rent to facilities management revenue is also impacted by the facilities management rent rate structure in the reprographics business unit. Because this business unit has a much lower facilities management rent rate structure than the laundry facilities management business unit, the reduction in the size of the reprographics business unit through the non-renewal of leases could result in an increase in the overall facilities management rent as a percentage of revenue.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations increased by $1,409, or 18%, to $9,189 for the three months ended September 30, 2006 as compared to $7,780 for the three months ended September 30, 2005. Depreciation and amortization increased by $2,546, or 11%, to $25,906 for the nine months ended September 30, 2006 as compared to $23,360 for the nine months ended September 30, 2005. The increase in depreciation and amortization for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 is primarily attributable to the contract rights and equipment we acquired as part of our 2006 acquisitions. In addition, due to the decreased demand for remanufactured equipment that is not energy efficient, during the three months ended September 30, 2006 we disposed of certain laundry equipment that had a remaining net book value of $512. This cost is included in depreciation expense.  Also contributing to the increased depreciation expense was new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts were renegotiated.

Cost of product sales.  Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® equipment and parts sold, as well as salaries and related warehousing expenses as part of the product sales segment. Costs of $273 and $837 for the three and nine months ended September 30, 2005, respectively, consisting of salaries and other operating expenses, which were included in the cost of facilities management revenue, have been reclassified to the product sales segment.  The following references to 2005 give effect to the reclassification.  Cost of product sales increased by $95, or 1%, to $11,329 for the three months ended September 30, 2006 as compared to $11,234 for the three months ended September 30, 2005 and by $1,772, or 7%, to $27,887 for the nine months ended September 30, 2006 as compared to $26,115 for the nine months ended September 30, 2005.  As a percentage of sales, cost of product sales was consistent at 79.6% for the three months ended September 30, 2006 and 2005. Cost of product sales as a percent of sales increased by less than 1% for the nine months ended September 30, 2006 to 78.6% as compared to 78.1% for the nine months ended September 30, 2005. The gross margin on product sales includes the gross margins from the laundry equipment sales and MicroFridge® business units. The gross margin in the laundry equipment sales business unit decreased to 18% for the three month period ended September 30, 2006 as compared to 28% for the same period in 2005 and decreased to 20% from 27% for the nine months ended September 30, 2006 compared to the same period in 2005. The decrease in the margin is primarily attributable to selling Whirlpool equipment into a different distribution channel at a lower margin.  The gross margin in the MicroFridge® business unit increased to 21% for the three month period ended September 30, 2006 as compared to 17% for the same period in 2005 and to 21% for the nine months ended September 30, 2006 compared to 18% in the corresponding period in 2005.  The decrease in gross margin within the laundry equipment sales business unit is largely attributable to product mix.  Also affecting gross margin are cost increases by some of our major suppliers as well as increased distribution costs, which we have not been able to fully recover with price increases.

Operating expenses

General, administration, sales and marketing, and related depreciation and amortization expense.  General, administration, sales and marketing, and related depreciation and amortization expense increased by $780, or 11%, to $8,197 for the three months ended September 30, 2006 as compared to $7,417 for the three months ended September 30, 2005.  General, administration, sales and marketing, and related depreciation and amortization expense increased by $3,092, or 14%, to $25,863 for the nine months ended September 30, 2006 as compared to $22,771 for the nine months ended September 30, 2005. As a percentage of total revenue, general, administration, sales and marketing and related depreciation expenses were 11.7% and 11.3% for the three months ended September 30, 2006 and 2005, respectively and 12.5% and 11.9% for the nine months ended September 30, 2006 and 2005, respectively. The increase in expenses in the third quarter of 2006 compared to the same period in 2005 is attributable primarily to the costs of our new corporate headquarters, compensation expense related to the adoption of FAS 123(R), and compliance costs in conjunction with the first-year implementation of Sarbanes-Oxley Section 404.  In addition to the items discussed above, the increase in expenses in the first nine months of 2006 compared to the same period in 2005 is also attributable to the costs of a one time cash bonus paid to certain members of senior management in recognition of their success in furthering the Company’s financial and strategic objectives, and outside legal fees incurred while the Company recruited new in-house corporate counsel.  The move to new leased corporate office space coincided with the sale of the Company’s Cambridge, Massachusetts facility.  The increase in rent expense going forward will be partially offset by the decrease in interest expense, since the proceeds of the sale ($6.1 million, net of tax) reduced the Company’s outstanding loan balance.

Loss on Early Extinguishment of Debt.   We used a portion of the proceeds from our $150,000 senior note offering to repay the term loan portion of the 2005 senior credit facility.  Unamortized financing costs of  $461 related to the term loan were expensed during the three months ended September 30, 2005.  In connection with the 2005 senior credit facilities, we repaid in full and terminated our 2003 senior credit facilities.  Unamortized financing costs of $207 associated with our 2003 senior credit facilities as amended in January 2004 were expensed during the first quarter of 2005.

Income from operations

Income from operations increased by $24, or 1%, to $3,841 for the three months ended September 30, 2006 compared to $3,817 for the three months ended September 30, 2005 and decreased by $11,180 or 46% to $13,116 for the nine months ended September 30 2006 compared to $24,296 for the same period in 2005.  To supplement the consolidated financial statements presented according to generally accepted accounting principles (GAAP), we have used a non-GAAP financial measure of adjusted income from operations. Management believes presentation of this measure is useful to investors to enhance an overall understanding of our historical financial performance and future prospects. Adjusted income from operations, which is adjusted to exclude certain gains and losses from the comparable GAAP income from operations, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for income from operations or other measures prepared in accordance with GAAP.  Excluding the expense related to stock compensation in 2006 which was not included in 2005, the gain on the sale of real estate and the loss on early extinguishment of debt, adjusted income from operations would have been $4,135 and $14,004, respectively, for the three and nine months ended September 30, 2006, compared to $4,278 and $14,197, respectively, for the three and nine months ended September 30, 2005.  These decreases are due primarily to the reasons discussed above. A reconciliation of income from operations in accordance with GAAP to adjusted income from operations is provided below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2006	2005	2006
Income from operations	$3,817	$3,841	$24,296	$13,116
Stock compensation expense (1)	—	294	—	888
Gain on non-recurring sale of assets (2)	—	—	(10,767)	—
Loss on early extinguishment of debt (3)	461	—	668	—
Adjusted income from operations	$4,278	$4,135	$14,197	$14,004

(1)          On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments”, (“FAS123(R)”).  These amounts represent expenses relating to issuances of equity awards during the periods presented.

(2)          Represents a pre-tax gain recognized in connection with the sale of the Company’s office and warehouse facility in Cambridge, Massachusetts on June 30, 2005.

(3)          Represents unamortized costs related to terminated credit facilities.

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

Interest expense, net

Interest expense, net of interest income, increased by $767, or 26%, to $3,666 for the three months ended September 30, 2006, as compared to $2,899 for the three months ended September 30, 2005. For the nine months ended September 30, 2006 interest expense, net of interest income, increased by $2,523 or 33% to $10,247 from $7,724 in the corresponding period in 2005.  The increase is primarily attributable to an increase in the average borrowing rate to 7.3% and 7.2%, respectively, for the three and nine months ended September 30, 2006 as compared to 6.3% and 5.7%, respectively, for the same periods in 2005. The increase in average borrowing rate is due, in large part, to our issuance of $150,000 of senior notes on August 16, 2005 which bear interest at the rate of 7.625% per annum.  There was no non-cash interest expense associated with the accounting treatment of our interest rate swap agreements for the nine months ended September 30, 2006, as compared to $196 for the nine months ended September 30, 2005.

Loss related to derivative instruments

The Company had entered into interest rate swap agreements that it had accounted for as cash flow hedges.  The fair value of these swaps had been included in other comprehensive income in the equity section of the balance sheet.  As a result of the reduction in the amount outstanding under our 2005 senior credit facility, certain swap agreements no longer qualified for cash flow hedge accounting treatment.  The revised accounting treatment resulted in the recording of losses of $965 and $40 in the income statement in the three and nine months ended September 30, 2006, respectively as compared to a gain of $1,659 for the corresponding periods in 2005.

Provision for income taxes

The provision for income taxes decreased by $1,664 or 146% to a benefit of $523 for the three months ended September 30, 2006 as compared to a provision of $1,141 for the three months ended September 30, 2005 and by $6,860 or 88% to $933 from $7,793 for the nine months ended September 30, 2006.  The decrease is the combination of a decrease in taxable income, a decrease in the effective tax rate and a reduction in the reserve for uncertain tax positions. The effective tax rate, without considering the impact of the reduction in the reserve, decreased 1.9% to 40.9% from 42.8% and 2.8% from 42.8% to 40% respectively, for the three and nine months ended September 30, 2006 compared to the same periods in 2005.  This decrease in the effective tax rate is due primarily to the affect of the gain on the sale of our corporate headquarters on the 2005 tax rate as well as a decrease in the blended state tax rate for 2006 as compared to 2005.  The reduction in the reserve for uncertain tax positions further reduced the effective tax rate to 33% for the nine months ended September 30, 2006.  The Company had estimated potential state income tax nexus exposure by its subsidiary for the years 2001 and 2002.  As of September 15, 2006 the statute of limitations had expired and the reserve was no longer required.

Net income

As a result of the foregoing, net income decreased by 119% to a net loss of $267 for the three months ended September 30, 2006 as compared to net income of $1,436 for the same period ending September 30, 2005. Net income decreased by 82% to $1,896 for the nine months ended September 30, 2006 as compared to $10,438 for the same period ending September 30, 2005.

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

For the three months ended September 30, 2006, income before income taxes was reduced by a stock compensation expense of $294 due to the adoption of FAS123(R). Additionally, the impact on net income was a reduction of $174 and a reduction in basic and diluted earnings per share of $0.01. For the three months ended September 30, 2006, cash flows from financing activities were increased (and cash flow from operations were correspondingly decreased) by $126 due to additions to the windfall tax pool as a result of the adoption of FAS123(R).

For the nine months ended September 30, 2006, income before income taxes was reduced by a stock compensation expense of $888 due to the adoption of FAS123(R). Additionally, the impact on net income was a reduction of $533 and a reduction in basic and diluted earnings per share of $0.04.  For the nine months ended September 30, 2006, cash flows from financing activities were increased (and cash flows from operations were correspondingly decreased) by $319 due to additions to the windfall tax pool as a result of the adoption of FAS123(R).

The allocation of stock compensation expense is consistent with the allocation of the participants’ salary and other compensation expenses.

Had compensation cost for the Company’s stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of FAS 123, the Company’s net income and net income per share for the three and nine months ended September 30, 2005 would have decreased to the pro forma amounts indicated below:

		Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income:	As reported	$1,436	$10,438
	Pro forma	$1,328	$10,182

Diluted net income per share:	As reported	$0.11	$0.79
	Pro forma	$0.10	$0.77

At September 30, 2006, options for 374,780 shares have been granted but have not yet vested.  Compensation expense related to unvested options will be recognized in the following years:

2006 (three months)	$144
2007	541
2008	317
2009	64
Total	$1,066

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving loan facility described below.  Capital requirements for the year ending December 31, 2006, including contract incentive payments, are currently expected to be between $32,000 and $34,000.  In the nine months ended September 30, 2006, spending on capital expenditures and contract incentives totaled $20,340 and $3,459, respectively.  The capital expenditures for 2006 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

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

For the nine months ended September 30, 2006, our source of cash was from financing and operating activities.  Our primary uses of cash for the nine months ended September 30, 2006 were the acquisition of several regional laundry facility management operators and the purchase of new laundry machines and MicroFridge® equipment. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, including interest payments on outstanding indebtedness, capital expenditures and other working capital needs.

Operating Activities

For the nine months ended September 30, 2006 and 2005, net cash flows provided by operating activities were $20,932 and $26,559, respectively. Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sales, and general, administration, sales and marketing expenses. The decrease for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 is attributable to the gain on the sale of the Company’s headquarters included in net income in 2005, ordinary changes in working capital, and a decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities of $3,150 compared to an increase of $10,796 in 2005.  The change in working capital is primarily due to the timing of purchases of inventory, capital equipment and services and when such expenditures are due to be paid. These decreases were partially offset by an increase in depreciation and amortization.  Depreciation and amortization expense increased due primarily to the assets acquired in our 2006 acquisitions new equipment placed in service with customers and the disposal of equipment with a remaining net book value.

Investing Activities

For the nine months ended September 30, 2006 and 2005, net cash flows used in investing activities were $38,920 and $113,863, respectively. Of the 2005 total, $106,244 was used for the January 2005 acquisition, and of the 2006 total, $18,780 was used for the 2006 acquisitions.  Other capital expenditures for the first nine months of 2006 and 2005, primarily laundry equipment for new and renewed lease locations, were $20,340 and $19,950, respectively.

Financing Activities

For the nine months ended September 30, 2006 and 2005, net cash flows provided by financing activities were $18,804 and $95,268, respectively. Cash flows provided by financing activities consist primarily of net proceeds from bank borrowings, which increased significantly in 2005 due to borrowings to fund the January 2005 acquisition. Also included in the period ended September 30, 2005, are the financing costs related to the 2005 senior credit facilities obtained in connection with the same acquisition.  For the nine months ended September 30, 2006, bank borrowings included approximately $19.0 million used to fund several acquisitions of regional operators.

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

As of September 30, 2006, there was $33,000 outstanding under the revolving line of credit and $760 in outstanding letters of credit. The available balance under the revolving line of credit was $86,240 at September 30, 2006.  The actual amount that may be borrowed against the line of credit is governed by the funded debt ratio covenant.  At September 30, 2006, the total additional amount that could be borrowed was $44,000.

Borrowings outstanding under the 2005 Senior Credit Facilities bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.75% to 2.50% (as of September 30, 2006, 2.25%) determined quarterly by reference to the funded debt ratio or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.75% to 1.50% (as of September 30, 2006, 1.25%), determined quarterly by reference to the funded debt ratio. The average interest rates of our borrowings under the 2005 Senior Credit Facilities at December 31, 2005 and September 30, 2006 were 5.43% and 6.65%, respectively.  Under the 2005 Senior Credit Facilities, we pay a commitment fee equal to a percentage, either 0.375% or 0.50%, determined and payable quarterly by reference to the funded debt ratio, of the average daily-unused portion of the 2005 Senior Credit Facilities. This commitment fee percentage is currently 0.375%.

The credit agreement for the 2005 Senior Credit Facilities includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that we were required to meet as of September 30, 2006 were 4.25 to 1.00, 1.10 to 1.00, and 2.00 to 1.00, respectively. We were in compliance with these and all other covenants at September 30, 2006.

The credit agreement for the 2005 Senior Credit Facilities provides for customary events of default, including, but not limited to:(i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by us proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting us or any of our subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against us or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the credit agreement. We were not in default under the 2005 Senior Credit Facilities at September 30, 2006.

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments; (iii) entering into agreements that restrict distributions from restricted subsidiaries; (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries; (v) transactions with affiliates; (vi) incurrence of liens; (vii) sale/leaseback transactions and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds.  We were in compliance with these and all other covenants at September 30, 2006.

The terms of the senior notes provide for customary events of default, including, but not limited to:(i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. We were not in default under the senior notes at September 30, 2006.

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

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of September 30, 2006 is as follows:

Fiscal	Long-term	Interest on	Facilities rent	Capital lease	Operating lease
Year	debt	senior notes	commitments	commitments	commitments	Total
2006	$—	$4,448	$1,797	$319	$598	$7,162
2007	—	11,438	6,524	1,051	2,217	21,230
2008	—	11,438	5,359	703	2,007	19,507
2009	—	11,438	4,179	423	1,854	17,894
2010	33,000	11,438	3,514	148	1,519	49,619
Thereafter	150,000	57,185	5,371	—	6,879	219,435
Total	$183,000	$107,385	$26,744	$2,644	$15,074	$334,847

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

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at September 30, 2006.

(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Variable rate	$—	$—	$—	$—	$33,000	$—	$33,000
Average interest rate	0%	0%	0%	0%	6.65%	0%	6.65%

As required by our 2005 senior credit facilities, we entered into standard International Swaps and Derivatives Association, or ISDA, interest rate swap agreements to manage the interest rate risk associated with our 2005 senior credit facilities.  We designated our interest rate swap agreements as cash flow hedges.  As a result of retiring our term loan and paying down the balance of our revolving loan, four of our swap agreements ceased to qualify for hedge accounting treatment.  The interest rate swap agreement dated June 24, 2003, with a notional amount of $10,714 at September 30, 2006, continues to be accounted for as a cash flow hedge.

The table below outlines the details of each remaining interest rate swap agreement:

			Notional
	Original		Amount
Date of	Notional	Fixed/	September 30,	Expiration	Fixed
Origin	Amount	Amortizing	2006	Date	Rate

June 24, 2003	$20,000	Amortizing	$10,714	Jun 30, 2008	2.34%
June 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
May 2, 2005	$17,000	Fixed (2)	$—	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed (1)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed (2)	$—	Dec 31, 2011	4.77%

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

The fair value of the interest rate swap agreements is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At September 30, 2006, the fair values of the interest rate swap agreements were $1,450. This amount has been included in other assets on the condensed consolidated balance sheets.

As of September 30, 2006, there was $33,000 outstanding under the revolving line of credit and $760 in outstanding letters of credit. The unused balance under the revolving loan facility was $86,240 at September 30, 2006. The actual amount that may be borrowed against the line of credit is governed by the funded debt ratio covenant. At September 30, 2006 the total additional amount that could be borrowed was $44,000. The average interest rate was approximately 6.65% at September 30, 2006.

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

PART II – OTHER INFORMATION

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

MAC-GRAY CORPORATION
November 13, 2006	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)