Form 10-K
period 2006-12-31
MAC-GRAY CORP
filed 2007-03-16
CIK 1038280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

COMMISSION FILE NUMBER 1-13495

MAC-GRAY CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	04-3361982
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)
404 WYMAN STREET, SUITE 400	02451-1212
WALTHAM, MASSACHUSETTS	(Zip Code)
(Address of principal executive offices)

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

Large Accelerated Filer ☐               Accelerated Filer ☒               Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2006 was $96,608,777.

As of March 1, 2007, 13,141,597 shares of common stock of the registrant, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2007, are incorporated by reference into Part III of this report.

MAC-GRAY CORPORATION
Annual Report on Form 10-K
Table of Contents

PART I

Forward-Looking Statements

Some of the statements made in this report under the captions “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report or in documents incorporated herein by reference are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” and other similar expressions. Investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond the Company’s control and which could materially affect actual results, performance or achievements. Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, without limitation, the factors described under Item 1A, “Risk Factors.” Investors should carefully review all of the factors described therein, which may not be an exhaustive list of the factors that could cause these differences.

Item 1.   Business

Overview

Since its founding in 1927, Mac-Gray Corporation has grown to become the second largest laundry facilities management business in the United States. Through our portfolio of card- and coin-operated laundry equipment located in laundry facilities across the country, we provide laundry convenience to residents of multi-unit housing; such as apartment buildings, condominiums, colleges and university residence halls, and hotels and motels. Based on our ongoing survey of colleges and universities, we believe we are the largest provider of such services to the college and university market in the United States. Unless the context requires otherwise, all references in this report to “we,” “our,” “Mac-Gray,” the “Company,” or “us” means Mac-Gray Corporation and its subsidiaries and predecessors. Mac-Gray Corporation was incorporated in Delaware in 1997.

We derive our revenue principally as a laundry facilities management contractor for the multi-unit housing industry. In 2006, 82% of our consolidated revenue was derived from laundry facilities management. We manage laundry rooms under long-term leases with property owners, colleges and universities and governmental agencies. We refer to these leases as “laundry leases” or “management contracts” and this business as “laundry facilities management.” As of December 31, 2006, our laundry facilities management business had revenue-generating laundry equipment operating in 43 states and the District of Columbia.

Intirion, which operates our MicroFridge® business, derives revenue through the sale and rental of a family of patented combination refrigerator/freezer/microwave ovens, or “Units,” and other household appliances to colleges and universities, military bases, the hotel and motel market, and assisted living facilities. Intirion also derives revenue through the sales of commercial laundry equipment to the United States military and is also a national distributor of Whirlpool’s Maytag, Amana®, and Magic Chef® brands of appliances using the brand name “Maytag Direct®.”

Our laundry equipment sales unit sells and services commercial laundry equipment manufactured by Whirlpool Corporation, Dexter Laundry Company, and American Dryer Corporation. This business unit sells commercial laundry equipment to retail laundromats, restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities. We refer to this business as our “equipment sales business.”

Our reprographics business unit (“Copico”) derives its revenue principally through managing college and municipal libraries’ vended reprographic equipment, with operations concentrated in the northeast

United States. In the fourth quarter of 2006, the Company incurred an impairment charge for the write-off of a significant portion of the assets associated with the operations of this business unit.

Segment Information

The following is a discussion of each of our reportable business segments: (i) Facilities Management and (ii) Product Sales. Financial information with regard to each business segment is reported under Note 16 to the Company’s consolidated financial statements included in this report.

Facilities Management Segment

Mac-Gray’s Facilities Management segment includes both our laundry facilities management business and reprographics facilities management business. For the years ended December 31, 2005 and 2006, our facilities management segment accounted for approximately 82% and 83% of our total revenue, respectively, and 82% of our gross margin for each year.

Laundry Facilities Management Business

Through our Facilities Management segment, we act as a laundry facilities management contractor with property owners or managers. The property owner or manager is usually responsible for maintaining, cleaning, and securing of the premises and payment of utilities. Mac-Gray leases space within a property, in some instances improves the leased space with flooring, ceilings and other improvements (“betterments”), and then installs and services the laundry equipment and collects the payments. Under our long-term leases, we typically receive the exclusive right to service laundry rooms within a multi-unit housing property in exchange for a negotiated percentage of the total revenue collected. This percentage is referred to herein as “facilities management rent.”  During the past five years, we have retained approximately 97% of our equipment base per year. For the years ended December 31, 2005 and 2006, we have been able to add 5% and 4%, respectively, to our equipment base through internally generated growth. Mac-Gray believes that its ability to retain its existing equipment base, while growing that base through internally generated growth in equipment installations, is indicative of its service of, and attention to, property owners and managers. The Company has also been able to provide its customers with proprietary technologies, and continues to invest in research and development of such technologies. We generally have the ability to set and adjust the vend pricing for our equipment based upon local market conditions.

Mac-Gray has centralized its administrative and marketing operations at its corporate headquarters in Waltham, Massachusetts. Mac-Gray also operates sales and/or service centers in Connecticut, Florida (four locations), Georgia, Illinois, Maine, Maryland, Massachusetts (two locations), New York (two locations), North Carolina, Tennessee, New Jersey, Arizona (two locations), Colorado, Louisiana, New Mexico, Oregon, Texas (three locations), Utah, and Washington.

Mac-Gray also generates revenue by leasing equipment to commercial laundry customers who choose neither to purchase equipment nor to become a laundry facilities management customer, but instead wish to maintain their own laundry rooms. This leasing business generated revenue of $3.6 million and $4.0 million for the years ended December 31, 2005 and 2006, respectively, and is included in the laundry facilities management business unit.

Mac-Gray’s laundry facilities management business has certain intrinsic characteristics in both its industry and its customer base, including the following:

Revenue.   Mac-Gray operates as a laundry facilities management contractor under long-term leases and other arrangements with property owners or managers. Mac-Gray’s efforts are designed to maintain these customer relationships over the long-term. Our typical lease has an original average term of approximately seven years, with an option to renew if mutually agreed upon by us and the owner or manager. In each of the past five years, we have retained approximately 97% of our equipment base per year.

Customers.   As of February 1, 2007, Mac-Gray provided laundry equipment and related services to approximately 58,000 laundry rooms located in 43 states in the northeast, south, midwest, and northwest United States, as well as the District of Columbia. As of February 1, 2007, no customer contract accounted for more than 1% of Mac-Gray’s laundry facilities management revenue. Mac-Gray serves customers in multi-unit housing facilities, including apartment buildings, college and university residence halls, condominiums and public-housing complexes.

Seasonality.   The Company experiences moderate seasonality as a result of its operations in the college and university market. Revenues derived from the college and university market represented approximately 16% of the laundry facilities management revenue for 2006. Academic facilities management revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, the Company increases its operating and capital expenditures during a significant portion of the third calendar quarter, when it has its greatest product installation activities, which is when most colleges and universities are not in session. Product sales, principally of MicroFridge® products, to this market are typically higher during the third calendar quarter as compared to the rest of the calendar year, somewhat offsetting the seasonality effect of the laundry facilities management business unit.

Competition.   The laundry facilities management industry is highly competitive, capital intensive and requires the delivery of reliable and prompt services to customers. Mac-Gray believes that customers consider different factors in selecting a laundry facilities management contractor, such as customer service, reputation, facilities management rent rates, including incentives, advance rents, and range of products and services. Mac-Gray believes that different types of customers assign varied weight to each of these factors and that no one factor alone determines a customer’s selection of a laundry facilities management contractor. Within any given geographic area, Mac-Gray may compete with local independent operators, regional and multi-regional operators, and one national operator. The industry is highly fragmented; consequently, Mac-Gray has grown by acquisitions, as well as through new equipment placement. As of February 1, 2007, Mac-Gray believes that it is the second largest laundry facilities management contractor in the United States.

Impact of Occupancy Rates.   The Company’s laundry facilities management revenue is affected by changes in the multi-unit housing occupancy rates. Occupancy rates in the multi-unit housing industry are affected by several factors. These factors include local economic conditions, local unemployment levels and mortgage interest rates as they relate to first-time homebuyers, and the supply of apartments in specific markets, particularly the conversion of apartments to condominiums. The Company is somewhat protected from revenue decreases caused by declining occupancy rates due to the variation of markets served, the various types of multi-unit housing facilities therein, and the high percentage of revenue derived from colleges and universities. The Company monitors independent market research data regarding trends in occupancy rates in all of its significant markets, to better understand laundry facilities revenue trends and variations.

Suppliers.   The Company currently purchases substantially all of the equipment that it uses in its laundry facilities management business from Whirlpool. In addition, the Company derives a portion of its revenue, as well as certain competitive advantages, from its position as a distributor of Whirlpool commercial laundry products. The Company has maintained a relationship with Whirlpool and its predecessor corporation, Maytag, since 1927. Either party upon written notice may terminate the purchase and distribution agreements between the Company and Whirlpool. A termination of, or substantial revision of the terms of, the contractual arrangements or business relationships with Whirlpool could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects.

Reprographics Facilities Management Business

Our reprographics facilities management business unit, operating as Copico, is a provider of card- and coin-operated reprographics equipment and services to the academic and public library markets in the Northeast, and to a lesser extent in the Mid-Atlantic and the Midwest. Copico provides and services copiers and laser printers for the libraries of colleges, universities, graduate schools and public libraries. Copico represented less than 1% of the Company’s consolidated revenue in 2006.

Copico’s revenue and corresponding operating income have been declining since 1999 when college libraries, followed by public libraries, began to make reference material electronically available to patrons. Electronic availability, widespread conversion to laser printers (free of charge in many school libraries) and other technical advancements have led to reduced use of vended copy machines resulting in reduced revenue at several accounts. As a result, in 2006 the Company recorded a pre-tax impairment charge of $2.5 million to write down the value of the reprographics business unit to its net realizable value.

Product Sales Segment

Mac-Gray’s Product Sales segment includes both MicroFridge® and Laundry Equipment Sales. For the years ended December 31, 2005 and 2006, our product sales segment accounted for approximately 18% and 17% of our total revenue, respectively, and 18% of our gross margin for each year.

MicroFridge® Sales Business

Revenue.   Our MicroFridge® business unit consists of supplying combination refrigerator/ freezer/microwave ovens (Units) under the brand name MicroFridge® to multi-unit housing facilities such as military bases, hotels, motels, colleges and universities and assisted living facilities. The MicroFridge® business unit revenue includes sales of Units under the brand name MicroFridge® to a customer base which includes hospitality and assisted living facilities, military housing, and colleges and universities. The MicroFridge® business unit is a national distributor of Whirlpool’s Maytag, Amana® and Magic Chef® brands of kitchen appliances using “Maytag Direct.”®, our brand name. For the years ended December 31,

2005 and 2006, our MicroFridge® business unit accounted for approximately 12% and 11% of our total revenue, respectively.

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

Customers.   The MicroFridge® business unit revenue is derived from both the sale and rental of MicroFridge® Units and related products. In 2006, the largest market was the hospitality lodging industry and assisted living market throughout the United States, to which we sell both directly and through an independent dealer network. The second largest market was government living, consisting principally of military bases. In this market, the MicroFridge® Unit product line is available through government contracts with various governmental agencies. MicroFridge® Units have been installed at a number of United States government facilities throughout the world. MicroFridge® Units are also sold and leased to the academic living market. The academic living market is composed of more than 1,800 colleges and universities across the United States that have on-campus residence halls.

Competition.   In addition to large direct sellers, the MicroFridge® business unit also competes with the major retail stores and local and regional distributors who sell various brand-name compact refrigerators as well as microwave ovens in the markets served by MicroFridge®. Although we jointly hold a patent on combination units utilizing internal circuitry, there has been continuing competition from “similar look” products utilizing an external circuitry control mechanism. There also exists local and regional competition in the MicroFridge® rental business. Management believes that its expertise gained from being the first entrant in the market enables it to compete effectively against new entrants in the combination appliance business. MicroFridge®’s principal competitors include Absocold, Avanti, General Electric, Sanyo Fisher Sales, Sears, Tatung, Home Depot, Lowe’s, Wal-Mart, and several companies focused on the college rental marketplace.

Suppliers.   The MicroFridge® business unit maintains original equipment manufacturer, or “OEM,” arrangements with two primary manufacturers: Sanyo E&E Corporation, and Nisshin Industry Co. Ltd. The principal patent underlying the MicroFridge® product is held jointly by Sanyo and us. The patented circuitry of the MicroFridge® Units is marketed under the trade name Safe Plug™. In 1997 Sanyo signed a non-competition agreement with us whereby Sanyo is precluded from entering the MicroFridge® market, provided that certain minimum annual quantities of products are purchased from Sanyo. These quantity requirements were met in 2006. The OEM agreement with Nisshin Industry Co. Ltd. is renewable year to year unless terminated with proper notice.

Laundry Equipment Sales and Services Business

Through its equipment sales and services business, Mac-Gray is a significant distributor for several commercial laundry equipment manufacturers, primarily Whirlpool. Mac-Gray does not manufacture any of the commercial laundry equipment that it sells. As an equipment distributor, Mac-Gray sells commercial laundry equipment to public retail laundromats, as well as to the multi-unit housing industry. In addition, Mac-Gray sells commercial laundry equipment directly to institutional purchasers, including hospitals, restaurants, and hotels, for use in their own on-premise laundry facilities. Mac-Gray is certified by the manufacturers to service the commercial laundry equipment that it sells. All installation and repair services are provided on an occurrence basis, not on a contractual basis. Related revenue is recognized at the time the installation service, or other service, is provided to the customer. For the years ended December 31, 2005 and 2006, our laundry equipment sales business unit accounted for approximately 6% of our total revenue each year.

Employee Base

As of February 1, 2007, the Company employed 737 full-time employees. No employee is covered by a collective bargaining agreement and the Company believes that its relationship with its employees is good.

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

Backlog

Due to the nature of the Company’s laundry facilities management business, backlogs do not exist. There is no significant backlog of orders in the Company’s two sales businesses.

Contact Information

The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission, or “SEC.” Company reports filed with the SEC are available at the SEC’s website at www.sec.gov and the Company’s website at www.macgray.com. The information contained on our website is not included as a part of, or incorporated by reference into, this annual report on Form 10-K.

The Company’s corporate offices are located at 404 Wyman Street, Suite 400, Waltham, Massachusetts, 02451-1212. The Company’s telephone number is (781) 487 7600, its fax number is (781) 487 7606, and its email address for investor relations is ir@macgray.com.

Item 1A.   Risk Factors

This annual report on Form 10-K contains statements, which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of the Company’s future results of operations or financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. These risks, uncertainties and other factors may cause the Company’s actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are as follows:

If we are unable to establish new laundry leases, renew our existing laundry leases or retain relationships with our customers who are not subject to leases, our business, results of operations, cash flows and financial condition could be adversely affected.

Our laundry facilities management business unit, which provided 82% of our total revenue for the year ended December 31, 2006, is highly dependent upon the renewal of leases with property owners or property management companies. Leases that we have entered into or renewed since 2001 provide for an average initial term of seven years. Approximately 10% to 15% of our leases are up for renewal each year. We have traditionally relied upon exclusive, long-term leases with our customers, as well as frequent customer interaction and an emphasis on customer service, to assure continuity of financial and operating results. We cannot guarantee that in the future we will be able to establish long-term leases with new customers or renew existing long term leases as they expire on favorable terms, or at all.

Failure by us to continue to establish long-term leases with new customers, or to successfully renew existing long-term leases as they expire, could have a material adverse effect on our business, results of operations, cash flows and financial condition. Further, approximately 10% of our customers are not subject to leases, are subject to short term leases of less than one year remaining, or have the right to terminate their lease with us at their option. Failure to retain these customers could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We face strong competition in the outsourced laundry facilities management industry.

The outsourced laundry facilities management industry is highly competitive, and we compete for long-term leases, both locally and nationally, with property owners and other operators in the industry. We compete based on customer service, reputation, facilities management rent rates, incentive payments and a range of products and services. Smaller local and regional operators typically have long standing relationships with property owners and managers in their specific geographic market. As such, we may have difficulty penetrating such markets, as property owners and managers may be resistant to terminating such long-standing relationships. We also compete with property owners, as there is no guarantee that property owners will continue to outsource their laundry facilities management to operators. Nationally, there is one competitor in the industry, Coinmach Corporation, with a larger installed equipment base than us. Competition in the industry may make it more difficult and more expensive to consummate acquisitions in the future and to maintain and expand our installed equipment base. In addition, some of our competitors may have less indebtedness than we do, and therefore, more of their cash is potentially available for business purposes other than debt service. We cannot assure you that our results of operations, cash flows or financial condition will not be materially and adversely affected by competition, or that we will be able to maintain our profitability if the competitive environment changes.

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

If we are unable to continue our relationships with Whirlpool and other equipment suppliers, our revenues could be reduced, and our ability to meet customer requirements could be materially and adversely affected.

We purchase substantially all of the equipment that we use in our laundry facilities management business unit from Whirlpool. In addition, we derive a significant amount of our product sales revenue from our position as a distributor of Whirlpool commercial laundry products. We cannot assure you that Whirlpool will continue its relationship with us. If Whirlpool terminates its relationship with us, our results of operations, cash flows and financial condition could be materially and adversely affected, and further, we may be unable to replace our relationship with Whirlpool with a comparable company on favorable terms, or at all. Whirlpool has become our largest supplier of laundry equipment following its acquisition of Maytag Corporation in March 2006. There have been no significant changes in our relationship as a result of the acquisition.

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

The MicroFridge business has a non-competition agreement with Sanyo whereby Sanyo is precluded from entering the MicroFridge market provided that certain minimum annual quantities of products are purchased from Sanyo. If we are unable to meet the minimum requirements stipulated in the agreement, Sanyo may enter the MicroFridge market and, as a result, our market share may decrease. In addition, as our agreement with Sanyo has a one year term and is renegotiated annually, there is a possibility that Sanyo may choose not to renew the agreement.

A decrease in multi-unit housing sector occupancy rates in the markets in which we conduct business could adversely affect our facilities management revenue.

Our facilities management revenue from our operation of card- and coin-operated laundry equipment, particularly in the multi-unit housing sector, depends partially upon the level of tenant occupancy. The number of apartments occupied in an apartment building with a vended laundry facility directly affects our revenue. Extended periods of reduced occupancy in our clients’ buildings can adversely affect our operations. The level of occupancy can be adversely affected by many market and general economic conditions, all of which are beyond our control, including:

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

•       if we are unable to generate sufficient cash for acquisitions from existing operations, we will not be able to consummate acquisitions unless we are able to obtain additional capital through external financings, which we may not be able to consummate on commercially reasonable terms, or at all;

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires a reporting company such as ours to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. Although we were successful in 2006, if we are not able to achieve and maintain adequate compliance or our independent auditors are not able to certify as to the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results.

Our MicroFridge® products may be susceptible to product liability claims for which our current levels of insurance coverage may not be adequate.

Through our MicroFridge® business, we market and distribute combination refrigerator/freezer/ microwave oven units under the brand name MicroFridge®. The sale and distribution of MicroFridge® units, as well as other products, entails a risk of product liability claims. Although MicroFridge® units are manufactured by third parties under contract with us, we may still be subject to risks of product liability claims related to MicroFridge® units. Potential product liability claims may exceed the amount of our product liability insurance coverage or may be excluded from that coverage. We cannot assure you that we will be able to renew our existing product liability insurance at a cost and level of coverage comparable to that currently in place, if at all. In the event that our MicroFridge® business is held liable for a claim for which it is not indemnified or for damages exceeding the limits of our product liability insurance coverage, the claim could have a material adverse effect on our business, results of operations and financial condition.

Inability to protect our trademarks and other proprietary rights could adversely impact our competitive position.

We rely on patents, copyrights, trademarks, trade secrets, confidentiality provisions and employee and third party non-disclosure and non-solicitation agreements to establish and protect our intellectual property and proprietary rights. We cannot be certain that steps we have taken to protect our intellectual property and proprietary rights will be adequate or that third parties will not infringe or misappropriate any of our intellectual property or proprietary rights. While we have periodically made filings with the U.S. Patent and Trademark Office, we have traditionally relied upon the protections afforded by contract rights and common law ownership rights, and we cannot assure you that these contract rights and common law ownership rights will adequately protect our intellectual property and proprietary rights. Any infringement or misappropriation of our intellectual property and proprietary rights could damage their value and could have a material adverse effect on our business, results of operations and financial condition. We may have to engage in litigation to protect our rights to our intellectual property and proprietary rights, which could result in significant litigation expenses and require a significant amount of management’s time.

We own or license several registered and unregistered trademarks, including Mac-Gray, Web, MicroFridge, Intelligent Laundry Solutions, LaundryView, LaundryLinx, PrecisionWash, TechLinx, VentSnake, IntelliVault, and SnackMate that we use in the marketing and sale of our products. However, the degree of protection that these trademarks afford us is unknown and these trademarks may expire or be terminated. In the event that someone infringes on or misappropriates our trademarks, the brand images and reputations, which we have developed, could be damaged and could have a material adverse effect on our business, results of operations and financial condition.

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

We have significant intangible assets and goodwill, the value of which might not be realized in the event of an impairment in, or a sale or liquidation of our businesses.

At December 31, 2006, approximately $164.0 million, or 48.4%, of our total assets were intangible assets, consisting primarily of contract rights and goodwill. In the event of a sale or liquidation, there can be no assurance that the value of our intangible assets would be realized.

We face risks associated with environmental regulation.

Our business and operations are subject to federal, state and local environmental laws and regulations, including those governing the discharge of pollutants, the handling, generation, storage and disposal of hazardous materials, substances and wastes and the cleanup of contaminated sites. In connection with current or historical operations by us or at our sites, we could incur substantial costs, including clean up costs, fines and civil or criminal sanctions, and third party claims for property damage or personal injury, as a result of violations of, or liabilities under, environmental laws and regulations. While we are not aware of any existing or potential environmental claims against us that are likely to have a material adverse effect on our business or financial condition, we cannot guarantee you that we will not in the future incur liability or other costs under environmental laws and regulations that could have a material adverse effect on our business or financial condition.

We are controlled by a concentrated group of stockholders, whose interests could be in conflict with yours.

As of December 31, 2006, our directors, executive officers, and certain of our stockholders related to such persons and their affiliates beneficially owned in the aggregate approximately 35.3% of the outstanding shares of our common stock. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” below. This percentage ownership does not include options to purchase 485,000 shares of our common stock held by some of these persons, which are exercisable at, or 60 days subsequent to, December 31, 2006. If all of these options had been exercised as of December 31, 2006, then these stockholders and their affiliates would have beneficially owned 40.0% of the outstanding shares of our common stock. Additionally, we have entered into a stockholders’ agreement, dated June 26, 1997, with some of these stockholders that gives them rights of first offer to purchase shares of our common stock offered for sale by another stockholder party thereto. See Item 13, “Certain Relationships and Related Transactions and Director Independence” below. As a result of this concentration in ownership, these stockholders, acting together, have the ability to significantly influence the outcome of the election of directors and all other matters requiring approval by a majority of stockholders. Circumstances may arise in which the interests of this group of stockholders could be in conflict with interests of other stockholders.

Provisions in our charter and bylaws, Delaware law, and the stockholder rights agreement could have the effect of discouraging takeovers.

Specific provisions of our charter and bylaws, as described below; sections of the corporate law of Delaware; the stockholder rights agreement, and powers of our Board of Directors may discourage takeover attempts not first approved by the Board of Directors, including takeovers which some stockholders may deem to be in their best interests. These provisions and powers of the Board of Directors could delay or prevent the removal of incumbent directors or the assumption of control by stockholders, even if the particular removal or assumption of control would be beneficial to stockholders. These provisions and powers of the Board of Directors could also discourage or make more difficult a merger, tender offer or proxy contest, even if these events would be beneficial, in the short term, to the interests of stockholders. The anti-takeover provisions and powers of the Board of Directors include, among other things:

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

Item 1B.   Unresolved SEC Staff Comments

None.

Item 2.                        Properties

Mac-Gray rents approximately 32,000 square feet in Waltham, Massachusetts that it uses as its corporate headquarters and which houses the Company’s administrative and central services. Mac-Gray owns a sales and service facility in Tampa, Florida consisting of approximately 12,000 square feet. At December 31, 2006, Mac-Gray leased the following regional facilities, which are largely operated as sales and service facilities, although limited administrative functions are also performed at many of them:

Location	Approximate Square Footage	Annual Rental Rate	Expiration Date
Albuquerque, New Mexico	6,600	$43,800	4/2007
Auburn, Washington	7,253	51,842	4/2009
Buda, Texas	7,000	46,200	1/2009
Buffalo, New York	10,000	52,800	9/2008
Charlotte, North Carolina	10,640	51,072	3/2008
College Station, Texas	1,250	6,660	12/2007
Deerfield Beach, Florida	8,300	68,475	5/2007
Denver, Colorado	5,000	28,750	9/2010
East Brunswick, New Jersey	9,600	60,720	7/2010
East Hartford, Connecticut	14,900	66,992	5/2013
Eugene, Oregon	2,500	17,580	6/2008
Euless, Texas	10,000	43,200	4/2007
Gurnee, Illinois	22,521	131,856	4/2011
Gurnee, Illinois	12,000	66,000	7/2011
Hendersonville, Tennessee	11,000	51,000	4/2008
Houston, Texas	10,687	43,603	10/2010
Jessup, Maryland	10,361	64,138	3/2007
Lake City, Florida	1,125	7,704	4/2007
Lithia Springs, Georgia	10,675	56,044	2/2011
Metairie, Louisiana	4,000	43,800	4/2007
Oklahoma City, Oklahoma	2,250	11,475	11/2007
Orlando, Florida	2,100	20,168	12/2007
Phoenix, Arizona	25,920	102,000	4/2007
Portland, Oregon	10,000	62,904	3/2011
Salt Lake City, Utah	4,750	29,580	6/2008
Syracuse, New York	8,400	44,520	10/2008
Tucson, Arizona	4,676	37,325	4/2007
Walpole, Massachusetts	19,000	151,920	5/2011
Waltham, Massachusetts	32,000	945,360	11/2015
Westbrook, Maine	5,625	39,375	7/2011
Woburn, Massachusetts	40,000	190,000	2/2016

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

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to vote of security holders during the fourth quarter of 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Mac-Gray common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “TUC.”

The following table sets forth the high and low sales prices for Mac-Gray common stock on the NYSE for the periods indicated.

	December 31, 2005		December 31, 2006
	High	Low	High	Low
First Quarter	$8.74	$7.77	$12.70	$10.95
Second Quarter	$9.17	$8.50	$13.10	$11.51
Third Quarter	$12.95	$9.30	$12.35	$10.91
Fourth Quarter	$13.24	$10.70	$11.98	$10.53

As of March 8, 2007 there were 141 shareholders of record of Mac-Gray common stock.

The Company does not currently pay dividends to the holders of Mac-Gray common stock. The Company currently intends to retain future earnings, if any, for the development of its businesses and does not anticipate paying cash dividends on its common stock in the foreseeable future. Future determinations by the Board of Directors to pay dividends on the Company’s common stock would be based primarily upon the financial condition, results of operations, and business requirements of the Company. Dividends, if any, would be payable at the sole discretion of the Board of Directors out of the funds legally available therefor. In addition, the payment of dividends is restricted under the Company’s senior credit facilities.

For information related to our stock option plans and employee stock purchase plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

The information appearing under the caption “Executive Compensation” in the Company’s definitive proxy statement for its 2006 annual meeting of stockholders is incorporated herein by reference.

Item 6.                        Selected Financial Data (Dollars in thousands, except per share data)

Set forth below are selected historical financial data as of the dates and for the periods indicated. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Mac-Gray and the notes thereto included elsewhere in this report.

	Year Ended December 31,
	2002	2003	2004(1)	2005(2)	2006
Statement of Income Data:
Revenue	$150,368	$149,656	$182,694	$260,623	$279,327
Cost of revenue:
Cost of facilities management revenues	73,402	72,823	93,512	142,052	153,861
Depreciation and amortization	16,501	16,723	20,747	31,337	35,156
Cost of product sales	28,053	28,803	30,821	36,173	37,352
Total cost of revenue	117,956	118,349	145,080	209,562	226,369
Operating expenses:
General and administration	9,359	9,519	11,078	14,164	17,826
Sales and marketing	11,125	11,341	13,005	16,097	16,248
Depreciation	1,197	1,100	1,047	1,189	1,589
Gain on sale of assets	(192)	(145)	(1,208)	(10,735)	(32)
Loss on early extinguishment of debt	—	381	183	668	73
Impairment of assets	—	—	—	—	2,502
Total operating expenses	21,489	22,196	24,105	21,383	38,206
Income from operations	10,923	9,111	13,509	29,678	14,752
Interest expense, net	(4,578)	(2,807)	(4,312)	(10,939)	(13,653)
Gain (loss) related to derivative instruments	—	—	—	1,876	(96)
Gain on sale of lease receivables	—	836	—	—	—
Other expense, net	(4)	—	—	—	—
Income before provision for income taxes and effect of change in accounting principle	6,341	7,140	9,197	20,615	1,003
Provision for income taxes	(2,567)	(3,036)	(3,934)	(8,563)	(147)
Net income before effect of change in accounting principle	3,774	4,104	5,263	12,052	856
Effect of change in accounting principle, net of tax	(906)	—	—	—	—
Net income available to common stockholders	$2,868	$4,104	$5,263	$12,052	$856
Net income per common share before the effect of change in accounting principle—basic	$0.30	$0.32	$0.41	$0.94	$0.07
Net income per common share before the effect of change in accounting principle—diluted	$0.30	$0.32	$0.40	$0.91	$0.06
Net income per common share—basic	$0.23	$0.32	$0.41	$0.94	$0.07
Net income per common share—diluted	$0.23	$0.32	$0.40	$0.91	$0.06
Weighted average common shares outstanding—basic	12,661	12,635	12,702	12,864	13,008
Weighted average common shares outstanding—diluted	12,664	12,741	13,028	13,283	13,448

	Year Ended December 31,
	2002	2003	2004(1)	2005(2)	2006
Other Financial Data:
EBITDA(3)	27,711	27,770	35,303	64,080	51,401
Depreciation and amortization	17,698	17,823	21,794	32,526	36,745
Capital expenditures(4)	13,334	15,372	17,826	26,380	26,487
Cash flows provided by operating activities	26,835	24,480	37,108	37,902	36,507
Cash flows used in investing activities	(12,436)	(12,802)	(57,101)	(120,251)	(44,975)
Cash flows (used in) provided by financing activities	(14,608)	(11,398)	21,188	86,904	9,416
Balance Sheet Data (at end of period):
Working capital	(2,601)	5,247	(2,737)	(1,673)	2,064
Long-term debt and capital lease obligations, including current portion	56,825	50,873	73,328	166,678	177,068
Long-term debt and capital lease obligations, net of current portion	47,975	47,254	67,225	165,493	175,823
Total assets	162,379	162,005	202,330	324,917	339,004
Stockholders’ equity	63,688	68,729	75,936	88,601	91,640

(1)          Includes the results of operations of the eastern region laundry facilities management assets acquired on January 16, 2004 from Web Service Company, Inc. for approximately $42,000.

(2)          Includes the results of operations of the western region laundry facilities management assets acquired on January 10, 2005 from Web Service Company, Inc. for approximately $113,000.

(3)          EBITDA is defined as net income before provision for income taxes, depreciation and amortization expense and interest expense. Adjusted EBITDA is EBITDA further adjusted to exclude the items described in the table below. We have excluded these items because we believe they are not reflective of our ongoing operating performance. EBITDA and Adjusted EBIDTA are included in this report because they are a basis upon which our management assesses our operating performance. EBITDA and Adjusted EBITDA are not measures of our liquidity or financial performance under GAAP and should not be considered as alternatives to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. The use of EBITDA and Adjusted EBITDA instead of net income has limitations as an analytical tool, including the exclusion of interest expense and depreciation and amortization expense, which represent significant and unavoidable operating costs given the level of indebtedness and the capital expenditures needed to maintain our business. Management compensates for these limitations by relying primarily on our GAAP results and by using EBITDA and Adjusted EBITDA only supplementally. Our management believes EBITDA and Adjusted EBITDA are useful to investors because they help enable investors to evaluate our business in the same manner as our management and because they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

(4)          Excludes $915, $1,380, $1,579, $1,499 and $1,776 in 2002, 2003, 2004, 2005, and 2006, respectively, of capital leases associated with vehicles acquired and used in the operation of the Company.

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2002	2003	2004(1)		2005(2)		2006
Net income	$2,868	$4,104	$5,263		$12,052		$856
Add:
Provision for income taxes	2,567	3,036	3,934		8,563		147
Cost of revenue, depreciation and amortization expense	16,501	16,723	20,747		31,337		35,156
Operating expenses, depreciation and amortization expense	1,197	1,100	1,047		1,189		1,589
Interest expense, net	4,578	2,807	4,312		10,939		13,653
EBITDA	$27,711	$27,770	$35,303		$64,080		$51,401
Add (Subtract):
Gain on sale of certain assets, net	$—	$—	($1,218	)(a)	($10,767	)(b)	—
Stock compensation expense	—	—	—		—		1,147
Impairment of assets	—	—	—		—		2,502
(Gain) loss related to derivative instruments	—	—	—		(1,876)		96
Loss related to 2005 hurricanes	—	—	—		316		—
Loss on early extinguishment of debt	—	381	183		668		73
Effect of change in accounting principle	906	—	—		—		—
Adjusted EBITDA	$28,617	$28,151	$34,268		$52,421		$55,219

(a)           Represents a pretax gain recognized in connection with the sale of certain laundry facilities management assets and related contracts.

(b)          Represents a pretax gain recognized in connection with the sale of our corporate headquarters in Cambridge, Massachusetts on June 30, 2005.

Following is the impact on earnings of implementing FAS 142 on the years ended December 31, 2002 through 2006:

	For the year ended December 31, (In thousands, except per share data)
	2002	2002 per share	2003	2003 per share	2004	2004 per share	2005	2005 per share	2006	2006 per share
Reported earnings	$2,868	$0.23	$4,104	$0.32	$5,263	$0.40	$12,052	$0.91	$856	$0.06
Add: Impairment charge to comply with new accounting standard—net of taxes	906	0.07	—	—	—	—	—	—	—	—
	$3,774	$0.30	$4,104	$0.32	$5,263	$0.40	$12,052	$0.91	$856	$0.06

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

Overview

Mac-Gray was founded in 1927 and incorporated in Delaware in 1997. We conduct our business in the following four units: (1) the laundry facilities management business unit, through which we manage laundry facilities in multi-unit housing; (2) the MicroFridge® business unit, through which we sell a line of combination refrigerator/freezer/microwave oven units under the MicroFridge® brand to multi-unit housing facilities such as hospitality and assisted living facilities, military housing, and colleges and universities; (3) the laundry equipment sales business unit, through which we sell commercial laundry equipment; and (4) the reprographics business unit, through which we provide card- and coin-operated reprographics equipment and services to the academic and public library markets. We report our business in two segments: facilities management and product sales. Facilities management consists of our laundry facilities management and reprographics business units. Product sales consists of our laundry equipment sales and MicroFridge® business units.

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base and predictable capital needs. For the years ended December 31, 2005 and 2006 our total revenues were $260,600 and $279,300, respectively. Approximately 81% and 82% of our total revenue for these periods, respectively, was generated by our laundry facilities management business unit. We generate laundry facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties, in exchange for a negotiated portion of the revenue we collect. As of December 31, 2006, approximately 90% of our installed machine base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years. Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card- and coin-operated systems, incentive payments to property owners or property management companies and expenses to refurbish laundry facilities. Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases. Accordingly, our capital needs are predictable and largely within our control. For the years ended December 31, 2005 and 2006, we incurred approximately $26,400 and $26,500 of capital expenditures, respectively. In addition, we make incentive payments to property owners and property management companies to secure our lease arrangements. We paid approximately $4.5 million of incentive payments in each of the years ended December 31, 2005 and 2006.

In addition, through our product sales segment, we generate revenue by selling commercial laundry equipment, our line of combination refrigerator/freezer/microwave oven units under the MicroFridge® brand and the full lines of Maytag, Amana and Magic Chef domestic laundry and kitchen appliances under our Maytag Direct program. For the years ended December 31, 2005 and 2006, our product sales segment accounted for approximately 18% and 17% of our total revenue, respectively, and 18% of our gross margin for each year.

Our financial objective is to maintain and enhance profitability by retaining existing customers, adding customers in areas in which we currently operate, selectively expanding our geographic footprint and density through acquisitions, and controlling costs. One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. We experience competition from other industry participants, including national, regional and local laundry facilities management operators and from property owners and property management companies who self-operate their laundry facilities. We devote substantial resources to our sales efforts and are focused on continued innovation in order to distinguish us from competitors. Approximately 10% to 15% of such laundry room leases are up for renewal each year. Over the past five calendar years, we have been able to retain, on average, approximately 97% of our total installed equipment base each year. For the years ended December 31, 2005 and 2006, we have been able to add 5% and 4%, respectively, to our equipment base through internally generated growth.

The MicroFridge® business unit derives revenue through the sale and rental of its MicroFridge® appliances to the hospitality industry and assisted living market, military bases and colleges and universities. The MicroFridge® business unit also derives revenue through the sales of laundry equipment to the United States government and sales of kitchen appliances to the multi-housing market.

Recent Developments

On January 20, 2006 we acquired the laundry facilities management assets of a regional operator for approximately $11,500. We estimate that the operations, located primarily in the Southern New England area, will add approximately $8,000 of annual revenue.

On May 23, 2006, we acquired the laundry facilities management assets of a regional operator in the Philadelphia area. On July 7, 2006, we acquired the laundry facilities management assets of a regional operator in southern New England. The combined cost of these acquisitions was approximately $7,500 and was funded by borrowings under our revolving credit facility. We estimate that the two combined acquisitions will add approximately $5,000 of annual revenue.

Effective December 29, 2006, we amended our senior bank credit facilities, reducing the credit line to $65,000 (with the option, subject to customary terms and conditions, to increase the line up to $100,000, in increments of not less than $10,000, over the life of the facility), reducing the interest rate on outstanding borrowings, modifying certain covenants and extending the maturity date to December 29, 2011. The senior credit facilities are collateralized by a blanket lien on all of our assets and our two main subsidiaries, Mac-Gray Services, Inc. and Intirion Corporation, as well as a pledge by us of all of the capital stock of our two subsidiaries.

We used approximately $25,000 of the revolver under the senior credit facilities, as amended, to repay the outstanding obligations under the prior credit facility and to pay fees and expenses relating to the amendment.

On February 28, 2007, we acquired the laundry facilities management assets and distribution rights of a regional operator in the southeast for approximately $2,500 in cash.

Results of Operations (Dollars in thousands, except per share data)

The information presented below for the years ended December 31, 2005 and 2006 is derived from Mac-Gray’s consolidated financial statements and related notes included in this report.

Revenue

			2006 to 2005
	2005	2006	Increase (Decrease)	% Change
Laundry facilities management	$211,892	$229,719	$17,827	8%
Reprographics revenue	2,924	2,462	(462)	(16%	)
Total facilities management revenue.	214,816	232,181	17,365	8%
MicroFridge® revenue	30,513	30,410	(103)	0%
Laundry equipment sales revenue	15,294	16,736	1,442	9%
Total product sales revenue	45,807	47,146	1,339	3%
Total revenue	$260,623	$279,327	$18,704	7%

Fiscal year ended December 31, 2006 compared to fiscal year ended December 31, 2005

Total revenue increased by $18,704, or 7%, to $279,327 for the year ended December 31, 2006 compared to $260,623 for the year ended December 31, 2005. This growth in revenue is primarily attributable to an increase in laundry facilities management revenue associated with several acquisitions in 2006, additional laundry leases through organic growth, and vend increases.

Facilities management revenue.   Total facilities management revenue increased $17,365, or 8%, to $232,181 for the year ended December 31, 2006 compared to $214,816 for the year ended December 31, 2005. This increase is attributable to increases in revenue in the laundry facilities management business unit, primarily due to the impact of several acquisitions during 2006, organic growth in the number of management contracts and vend increases partially offset to a small extent by decreases in revenue in the reprographics business unit.

Within the facilities management segment, revenue in the laundry facilities management business unit increased $17,827, or 8%, to $229,719 for the year ended December 31, 2006 compared to $211,892 for the year ended December 31, 2005. The increase is attributable primarily to the revenue generated by the assets acquired during 2006, which accounted for approximately 50% of the 2006 increase over 2005. The remaining 50% is attributable to organic growth in the number of management contracts signed, increases in the vend prices charged for use of the equipment and an increase in revenue associated with the conversion of coin-operated locations to card-operated locations. Due to the convenience of card-operated systems, usage, and therefore revenue, typically increases upon the conversion from a coin operated system.

Revenue in the reprographics business unit decreased $462, or 16%, to $2,462 for the year ended December 31, 2006 compared to $2,924 for the year ended December 31, 2005. In the year ended December 31, 2006 the reprographics business unit accounted for less than 1% of consolidated revenue. Due to the continued decline in the use of copiers in libraries and similar facilities, the reduction in the number of locations we operate, the difficulty of servicing fewer accounts over a wider territory, and the difficulty of predicting future income generation, in the fourth quarter of 2006 the Company decided not to renew contracts which will expire in the next twelve months in selected geographic markets. This decision, in addition to the Company’s inability to predict success at negotiating profitable contracts going forward for this business in any of its present markets, resulted in the Company taking a non-cash impairment charge of $1.6 million, net of tax, in the fourth quarter.

Product sales revenue.   Product sales revenue increased $1,339, or 3%, to $47,146 for the year ended December 31, 2006 compared to $45,807 for the year ended December 31, 2005. The increase in revenue for the year ended December 31, 2006 as compared to the same period in 2005 is attributable to increases in revenue in the laundry equipment sales business unit.

Revenue in the MicroFridge® business unit decreased $103, or less than 1%, to $30,410 for the year ended December 31, 2006 compared to $30,513 for the year ended December 31, 2005. The decrease is primarily attributable to a decrease in sales to the academic market and government market, partially offset by a increase in hospitality and assisted living sales. The hospitality sales increase is attributable to an increase in capital spending by the industry and a full year of sales to several new distributors added by our Company in 2005. We believe the decrease in academic sales can be attributed to constraints by academic institutions on capital spending on amenity items. Our sales to the government are continually affected by changes in government spending priorities. We believe current spending on military housing improvements has been delayed as a result of current military efforts in the Middle East.

Revenue in the laundry equipment sales business unit increased $1,442, or 9%, to $16,736 for the year ended December 31, 2006 compared to $15,294 for the year ended December 31, 2005. Sales in the laundry equipment sales business unit are sensitive to the strength of the economy, consumer confidence, local permitting and the availability of financing to small businesses, and therefore tend to fluctuate from period to period. The combination of these factors, coupled with the Company’s marketing efforts, contributed to the increase in sales.

Cost of revenue

Cost of facilities management revenue.   Cost of facilities management revenue includes rent paid to customers as well as costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue, and the costs of purchasing, delivering and servicing rented facilities management equipment. Salaries, warehousing and other operating expenses include $1,104 which had been included in facilities management costs in 2005 have been reclassified to cost of sales for the product sales segment to conform to 2006’s presentation. The following references to 2005 give effect to the reclassification. Cost of facilities management revenue increased $11,809, or 8%, to $153,861 for the year ended December 31, 2006, as compared to $142,052 for the year ended December 31, 2005. This increase is attributable primarily to the cost, primarily facilities management rent, associated with the increase in facilities management revenue of $17,365, partially offset by the costs associated with the 2005 hurricanes which did not recur in 2006. Included in the cost for the year ended December 31, 2005 are costs associated with the 2005 hurricanes. Adjusting 2005 total costs to exclude the hurricane costs, cost of facilities management as a percentage of facilities management revenue remained consistent at 66% for the years ended December 31, 2006 and 2005. Changes in facilities management rent as a percentage of facilities management revenue can be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the laundry lease.

Depreciation and amortization.   Depreciation and amortization increased by $3,819, or 12%, to $35,156 for the year ended December 31, 2006 as compared to $31,337 for the year ended December 31, 2005. Laundry facilities management equipment and contract rights are depreciated and amortized using the straight-line method. The increased depreciation expense is attributable to new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts were renegotiated. In addition, due to management’s decision not to recondition and redeploy equipment which is not as energy efficient as newer equipment, we disposed of certain laundry equipment in 2006 that had a remaining net book value of $847. This cost is included in depreciation expense.

Cost of product sales.   Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® equipment and parts and supplies sold, as well as salaries and related warehousing expenses as part of the product sales segment. Costs of $1,104 consisting of salaries and other operating expenses, which were included in the cost of facilities management revenue in 2005, have been reclassified to the product sales segment to conform to 2006’s presentation. The following references to 2005 give effect to the reclassification. Cost of product sales increased by $1,179, or 3%, to $37,352 for the year ended December 31, 2006 as compared to $36,173 for the year ended December 31, 2005. As a percentage of sales, cost of product sold was consistent at 79% for the years ended December 31, 2006 and 2005. The gross margin on product sales includes the gross margins from the laundry equipment sales and MicroFridge® business units. The gross margin in the laundry equipment sales business unit decreased to 20% for the year ended December 31, 2006 as compared to 24% for the same period in 2005. The decrease in margin is attributable to product mix and increased costs from our suppliers. The gross margin in the MicroFridge® business unit increased to 20% for the year ended December 31, 2006 as compared to 18% for the same period in 2005. The slight increase in margin is attributable to the mix of products sold as well as the Company’s ability to pass on some of the increased fuel costs.

Operating expenses

General, administration, sales, marketing and depreciation expense.   General, administration, sales, marketing and depreciation expense increased by $4,213, or 13%, to $35,663 for the year ended December 31, 2006 as compared to $31,450 for the year ended December 31, 2005. As a percentage of total revenue, general, administration, sales, marketing and depreciation expense increased from 12% for the year ended December 31, 2005 to 13% for the year ended December 31, 2006. The increase in total expenses is primarily attributable to the costs incurred to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the non-cash expense related to stock compensation, which was required to be recorded in 2006 in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments”, (“FAS123R”).

Loss on early extinguishment of debt.   Unamortized financing costs of $461 related to the term loan were expensed in 2005. In connection with the senior credit facilities we repaid in full and terminated our 2003 senior credit facilities. Unamortized financing costs of $207 associated with our 2003 senior credit facilities were also expensed in 2005. Effective December 29, 2006, the Company amended its bank credit facilities. As a result of this amendment, a portion of the unamortized financing costs amounting to $73, which had been incurred as part of the prior credit facility, were expensed.

Gain on sale of assets.   Gain on sale of assets represents the gain from the sale of vehicles and other non-inventory assets in the ordinary course of business. In the year ended December 31, 2005, the gain included $10,588 from the sale of our corporate headquarters.

Impairment of assets.   The revenue and corresponding operating income in our reprographics business unit have been declining since 1999 when college libraries, followed by public libraries, began to make reference material electronically available to patrons. Electronic availability, widespread conversion to laser printers (free of charge in many school libraries) and other technical advancements have led to reduced use of vended copy machines resulting in reduced revenue at several accounts. During the fourth quarter of 2006, the Company performed an evaluation of the reprographics business unit and its long-term prospects. As a result of this evaluation, management determined that the carrying amount of the business unit’s long lived assets exceeded the estimated undiscounted cash flows expected to result from operating this business unit, and recognized a non-cash, non-recurring impairment charge of $2,502, or $0.19 per diluted share before taxes ($1,639, or $0.12 per diluted share net of taxes). This charge was calculated in accordance with SFAS No. 144, “Accounting for the Impairment or disposal of Long-Lived Assets”, (“FAS 144”). Accordingly, the Company used a discounted cash flow model to calculate the amount of the impairment charge after it was determined that, pre-write-down, the carrying amount of the business unit’s long lived assets exceeded the estimated undiscounted future cash flows expected to result from operating this business unit.

Income from operations

Income from operations decreased by $14,926, or 50%, to $14,752 for the year ended December 31, 2006 as compared to $29,678 for the year ended December 31, 2005. Excluding the cost of non-cash compensation recorded in 2006, impairment of assets, loss on early extinguishment of debt and the gain on sale of certain assets, income from operations, as adjusted, would have been $18,474 for the year ended December 31, 2006, compared to $19,758 for the year ended 2005, or a decrease of 6%. This decrease is due primarily to the reasons discussed above. To supplement the consolidated financial statements presented according to generally accepted accounting principles (GAAP), we have used a non-GAAP financial measure of adjusted income from operations. Management believes presentation of this measure is useful to investors to enhance an overall understanding of our historical financial performance and future prospects. Adjusted income from operations, which is adjusted to exclude certain gains and losses from the comparable GAAP income from operations, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for income from operations or other measures prepared in accordance with GAAP.

A reconciliation of income from operations in accordance with GAAP to income from operations, as adjusted, is provided below:

	Years ended December 31,
	2005	2006
Income from operations	$29,678	$14,752
Non-cash compensation(1)	—	1,147
Impairment of assets(2)	—	2,502
Loss on early extinguishment of debt(3)	668	73
Gain on sale of certain fixed assets(4)	(10,588)	—
Income from operations, as adjusted	$19,758	$18,474

(1)          On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments”, (“FAS123(R)”). These amounts represent expenses relating to issuances of equity awards in the periods presented.

(2)          Represents a pre-tax charge associated with the reprographics business unit.

(3)          Represents unamortized costs related to terminated credit facilities.

(4)          Represents a pre-tax gain recognized in connection with the sale of the Company’s office and warehouse facility in Cambridge, Massachusetts on June 30, 2005.

Interest expense, net

Interest expense, net of interest income, increased by $2,714, or 25%, to $13,653 for the year ended December 31, 2006 as compared to $10,939 for the year ended December 31, 2005. The increase is primarily attributable to an increase in the average borrowing rates to 7.2% for the year ended December 31, 2006 as compared to 5.9% for the year ended December 31, 2005. The increase in average borrowing rates is due, in large part, to the $150,000 of senior notes that we issued on August 16, 2005 and which bear interest at the rate of 7.625% per annum for which we recognized a full year’s expense in 2006. Also contributing to the increase is our increased borrowing in 2006 of approximately $19,000 attributable to our 2006 acquisitions.

Gain or loss related to derivative instruments

The Company is party to interest rate swap agreements that it had accounted for as cash flow hedges. The fair value of these swaps has been included in other comprehensive income in the equity section of the balance sheet. As a result of the reduction in the amount outstanding under our senior credit facilities, certain swap agreements no longer qualified for cash flow hedge accounting treatment. The revised accounting treatment resulted in an expense of $96 and a gain of $1,876 in the income statement for the years ended December 31, 2006 and 2005, respectively.

Provision for income taxes

The provision for income taxes decreased by $8,416, or 98%, to $147 for the year ended December 31, 2006 compared to $8,563 for the year ended December 31, 2005. The decrease is the combination of a decrease in taxable income, an increase in the effective tax rate and a reduction in the reserve for uncertain tax positions. The effective tax rate, without considering the impact of the reduction in the reserve, increased to 54.5% from 41.5% for the year ended December 31, 2006 compared to the same period in 2005. The increase in the effective tax rate is due primarily to the impact of permanent book/tax differences on the decreased taxable income in 2006 compared to 2005. The reduction in the reserve for uncertain tax provisions further reduced the effective rate to 14.7% for the year ended December 31, 2006. This reduction relates to the expiration of the statute of limitations as of September 15, 2006 for certain state tax exposures.

Net income

As a result of the foregoing, net income decreased $11,196, or 93%, to $856 for the year ended December 31, 2006 as compared to $12,052 for the year ended December 31, 2005. Net income, as adjusted for the items in the table below, decreased $1,125, or 21%, to $4,114 for the year ended December 31, 2006 as compared to $5,239 for the year ended December 31, 2005. A reconciliation of net income, as reported to net income, as adjusted is provided below:

	Years Ended
	December 31,
	2005	2006
Net income, as reported	$12,052	$856
Income before provision for income taxes, as reported	$20,615	$1,003
Non-cash compensation expense(1)	—	1,147
Gain on non-recurring sale of assets(2)	(10,767)	—
Impairment of assets(3)	—	2,502
(Gain) loss related to derivative instruments(4)	(1,876)	96
Loss related to 2005 hurricanes	316	—
Loss on early extinguishment of debt(5)	668	73
Income before provision for income taxes, as adjusted	8,956	4,821
Provision for income taxes, as adjusted	3,717	707
Net income, as adjusted	$5,239	$4,114
Diluted earnings per share, as adjusted	$0.39	$0.31

(1)          On January 1, 2006, the Company adopted FAS 123(R). These amounts represent expenses relating to issuances of equity awards in the periods presented.

(2)          Represents a pre-tax gain recognized in connection with the sale of the Company’s office and warehouse facility in Cambridge, Massachusetts on June 30, 2005.

(3)          Represents a pre-tax charge associated with the reprographics business unit.

(4)          Represents the un-realized (gain) loss on interest rate protection contracts, which do not qualify for hedge accounting treatment.

(5)          Represents unamortized costs related to terminated credit facilities.

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

Fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004

The information presented below for the years ended December 31, 2004 and 2005 is derived from Mac-Gray’s consolidated financial statements and related notes thereto.

Revenue

			Increase	%
	2004	2005	(Decrease)	Change
Laundry facilities management	$136,725	$211,892	$75,167	55%
Reprographics revenue	3,755	2,924	(831)	(22)%
Total facilities management revenue	140,480	214,816	74,336	53%
MicroFridge® revenue	27,287	30,513	3,226	12%
Laundry equipment sales revenue	14,927	15,294	367	2%
Total product sales revenue	42,214	45,807	3,593	9%
Total revenue	$182,694	$260,623	$77,929	43%

Total revenue increased by $77,929, or 43%, to $260,623 for the year ended December 31, 2005 compared to $182,694 for the year ended December 31, 2004. The increase in total revenue for the year ended December 31, 2005 is primarily attributable to the revenue associated with our acquisition on January 10, 2005 of the laundry facilities management assets of Web Service Company, Inc. in several western and southern states for approximately $112,700 (the “2005 Acquisition”). This acquisition added approximately $70,000 of revenue in 2005, representing approximately 33% of our 2005 revenue derived from laundry facilities management operations.

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

Within the facilities management segment, revenue in the laundry facilities management business unit increased $75,167, or 55%, to $211,892 for the year ended December 31, 2005 compared to $136,725 for the year ended December 31, 2004. The increase is attributable primarily to the revenue generated by the assets acquired in the 2005 Acquisition. The acquired assets generated $69,776, or 93%, of the increase in laundry facilities management revenue for the year ended December 31, 2005. The remainder of the increase is attributable primarily to the net increase in the number of revenue generating laundry installed equipment, selected vend price increases, a net increase in the usage of installed equipment and an increase in revenue associated with the conversion of coin-operated systems to card-operated systems. Due to the convenience of card-operated systems, usage, and therefore revenue, typically increases upon the conversion from a coin operated system.

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

Cost of revenue

Cost of facilities management revenue.   Cost of facilities management revenue includes rent paid to customers as well as costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue, and the costs of purchasing, delivering and servicing rented facilities management equipment and MicroFridge® equipment. Salaries, warehousing and other operating expenses amounting to $947 which had been included in facilities management costs in 2004 have been reclassified to cost of sales for the product sales segment to conform to 2005’s presentation. The following references to 2004 give effect to the reclassification. Cost of facilities management revenue increased by $48,540, or 52%, to $142,052 for the year ended December 31, 2005 as compared to $93,512 for the year ended December 31, 2004. This increase is attributable primarily to the cost associated with the revenue generated by the assets acquired in the 2005 Acquisition. Included in the cost for the year ended December 31, 2005 is $316 related to losses incurred as a result of the 2005 hurricanes. As a percentage of facilities management revenue, cost of facilities management revenue was consistent at 67% for the years ended December 31, 2005 and 2004. Changes in facilities management rent as a percentage of facilities management revenue can be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the laundry lease. The percentage of facilities management rent to facilities management revenue is also impacted by the facilities management rent rate structure in the reprographics business unit. Because this business unit has a much lower facilities management rent rate structure than the laundry facilities management business unit, the reduction in the size of the reprographics business unit through the non-renewal of leases will result in an increase in the overall facilities management rent as a percentage of revenue.

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

Cost of product sales.   Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® equipment and parts and supplies sold as well as salaries and related warehousing expenses as part of the product sales segment. Costs of $947 consisting of salaries and other operating expenses, which were included in the cost of facilities management revenue in 2004 have been reclassified to the product sales segment to conform with 2005’s presentation. The following references to 2004 give effect to the reclassification.  Cost of product sales increased by $5,352, or 17%, to $36,173 for the year ended December 31, 2005 as compared to $30,821 for the year ended December 31, 2004. As a percentage of sales, cost of product sold was approximately 77% and 71% for the years ended December 31, 2005 and 2004, respectively. The gross margin on product sales includes the gross margins from the laundry equipment sales and MicroFridge® business units. The gross margin in the laundry equipment sales business unit decreased to 31% for the year ended December 31, 2005 as compared to 32% for the same period in 2004. The gross margin in the MicroFridge® business unit decreased to 20% for the year ended December 31, 2005 as compared to 25% for the same period in 2004. The erosion of margins is attributable to the increased cost of product, fuel cost surcharges passed through to us and the cost of carrying more inventory than in prior years due to supplier shortages. The Company was unable to recover all of these expenses.

Operating expenses

General, administration, sales, marketing and depreciation expense.   General, administration, sales, marketing and depreciation expense increased by $6,320, or 25%, to $31,450 for the year ended December 31, 2005 as compared to $25,130 for the year ended December 31, 2004. As a percentage of total revenue, general, administration, sales, marketing and depreciation expense decreased by 2% from 14% for the year ended December 31, 2004 to 12% for the year ended December 31, 2005. The increase in total expenses is primarily attributable to increases in sales personnel and related costs resulting from the 2005 Acquisition.

Loss on early extinguishment of debt.   We used a portion of the proceeds from our $150,000 senior note offering to repay the term loan portion of the senior credit facility. Unamortized financing costs of $461 related to the term loan were expensed in the third quarter of 2005. In connection with the senior credit facilities we repaid in full and terminated our 2003 senior credit facilities. Unamortized financing costs of $207 associated with our 2003 senior credit facilities were expensed in the first quarter of 2005. In connection with an amendment to our 2003 senior credit facilities, unamortized financing costs of $183 were expensed in the first quarter of 2004.

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

	Years ended December 31,
	2004	2005
Income from operations	$13,509	$29,678
Loss on early extinguishment of debt	183	668
Gain on sale of certain fixed assets	(1,218)	(10,588)
Income from operations, as adjusted	$12,474	$19,758

Interest expense, net

Interest expense, net of interest income, increased by $6,627, or 154%, to $10,939 for the year ended December 31, 2005 as compared to $4,312 for the year ended December 31, 2004. The increase is primarily attributable to the increased borrowings in January 2005 to finance the 2005 Acquisition and an increase in the average borrowing rates to 5.9% for the year ended December 31, 2005 as compared to 4.5% for the year ended December 31, 2004. The increase in average borrowing rates is due, in large part, to the $150,000 of senior notes that we issued on August 16, 2005 and which bear interest at the rate of 7.625% per annum. Non-cash interest associated with the accounting treatment of our interest rate swap agreements resulted in interest expense of  $196 for the year ended December 31, 2005, as compared to interest expense of $1,368 for the year ended December 31, 2004.

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

A reconciliation of net income, as reported to net income, as adjusted is provided below:

	Years Ended
	December 31,
	2004	2005
Net income, as reported	$5,263	$12,052
Income before provision for income taxes, as reported	$9,197	$20,615
Gain on non-recurring sale of assets	(1,218)	(10,767)
(Gain) loss related to derivative instruments	—	(1,876)
Loss related to 2005 hurricanes	—	316
Loss on early extinguishment of debt	183	668
Income before provision for income taxes, as adjusted	8,162	8,956
Provision for income taxes, as adjusted	3,491	3,717
Net income, as adjusted	$4,671	$5,239
Diluted earnings per share, as adjusted	$0.36	$0.39

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

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings under our revolving loan facility described below. Included in the capital requirements that we expect to be able to fund during 2007 is approximately $30,000 of laundry equipment and laundry room betterments incurred in connection with new customer leases and the renewal of existing leases.

During 2005, we required substantial amounts of new debt financing to fund our 2005 Acquisition. Absent extraordinary transactions such as these, we historically have not needed sources of financing other than our internally generated cash flow and our revolving credit facility to fund our working capital, capital expenditures and investment requirements. As a result, we anticipate that our cash flow from operations and revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

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

Our current long-term liquidity needs are principally the repayment of the outstanding principal amounts of our long-term indebtedness, including borrowings under our senior credit facilities. We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow were insufficient, then we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. We cannot make any assurances that such refinancing or amendments, if necessary, would be available on reasonable terms, if at all.

Operating Activities

For the years ended December 31, 2004, 2005, and 2006, cash flows provided by operating activities were $37,108, $37,902 and $36,507, respectively. Cash flows from operations consist primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and selling, general and administration expenses. The decrease for the year ended December 31, 2006 as compared to the year ended December 31, 2005 is primarily attributable to ordinary changes in working capital. The most significant increases in cash flows provided by operating activities were depreciation and amortization expense and expenses related to the impairment of assets and non-cash compensation expense as well as a decrease in accounts receivable. The increase in depreciation and amortization expense is primarily attributable to the equipment acquired in our 2006 acquisitions, additional laundry facilities management equipment placed in service in 2006 and the disposal of equipment with a remaining net book value . The decrease in accounts receivable was primarily attributable to the timing of sales of laundry equipment and MicroFridge® equipment. The most significant decreases in cash flows provided by operating activities were caused by increases in prepaid expenses, facilities management rent and other assets. The increase in prepaid expenses is primarily attributable to an increase in prepaid facilities management rent as a result of the 2005 Acquisition and the income tax receivable attributable to the tax loss carryback.

Investing Activities

For the years ended December 31, 2004, 2005, and 2006, cash flows used in investing activities were $57,101, $120,251 and $44,975, respectively. The decrease for the year ended December 31, 2006 as compared to the year ended December 31, 2005 is primarily attributable to the payment for certain acquisitions of laundry facilities management assets during 2005 of $112,680. Other capital expenditures for the years ended December 31, 2006 and 2005 were consistent at $26,487 and $26,380, respectively.

Financing Activities

For the years ended December 31, 2004, 2005, and 2006, cash flows provided by financing activities were $21,188, $86,904 and $9,416, respectively. Cash flows provided by financing activities consist primarily of proceeds from and repayments of bank borrowings, and other long-term debt which increased in 2005 and 2004 due to borrowings to fund the 2005 Acquisition and the 2004 Acquisition. Also included in the years ended December 31, 2005 and 2004 are the financing costs related to the 2005 senior note offering, senior credit facilities and an amendment to our 2003 senior credit facilities obtained in January 2004, in connection with the 2005 Acquisition and the 2004 Acquisition.

In connection with the 2005 Acquisition, on January 10, 2005, we and various lenders entered into senior credit facilities consisting of an $80,000 term loan facility and a $120,000 revolving loan facility, each of which was to mature on January 10, 2010. We used $80,000 of the term loan facility (which was subsequently retired in August 2005 as discussed below) and approximately $93,400 of the revolving loan facility to finance the 2005 Acquisition, pay related costs and expenses, and repay the outstanding obligations under and terminate our 2003 senior credit facilities.

Effective December 29, 2006, we amended our senior bank credit facilities, reducing the credit line to  $65,000 (with the option, subject to customary terms and conditions, to increase the line up to $100,000, in increments of not less than $10,000, over the life of the facility), reducing the interest rate on outstanding borrowings, modifying certain covenants and extending the maturity date to December 29, 2011. The senior credit facilities are collateralized by a blanket lien on all of our assets and our two main subsidiaries, Mac-Gray Services, Inc. and Intirion Corporation, as well as a pledge by us of all of the capital stock of our two subsidiaries. Borrowings outstanding under the senior credit facilities bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.00% to 1.50% (1.25% as of December 31, 2006), determined quarterly by reference to the funded debt ratio or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.00% to 0.50% (0.25% as of December 31, 2006), determined quarterly by reference to the funded debt ratio. The average interest rates of our borrowings under the senior credit facilities at December 31, 2005 and December 31, 2006 were 5.4% and 5.9%, respectively.

Under the senior credit facilities, we pay a commitment fee equal to a percentage, ranging from 0.25% to 0.30%, determined quarterly by reference to the funded debt ratio, of the average daily-unused portion of the senior credit facilities. This commitment fee percentage was 0.275% as of December 31, 2006.

The credit agreement for the senior credit facilities includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that we were required to meet as of December 31, 2006 were 4.25 to 1.00, 1.10 to 1.00, and 2.50 to 1.00, respectively. We were in compliance with these and all other financial covenants at December 31, 2006.

The credit agreement for the senior credit facilities provides for customary events of default, including, but not limited to:(i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by us proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting us or any of our subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against us or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the credit agreement. There were no events of default under the 2005 senior credit facilities at December 31, 2006.

As of December 31, 2006, there was $24,000 outstanding under the revolving line of credit and $760 in outstanding letters of credit under the senior credit facilities. The available balance under the revolving line of credit was $40,240 at December 31, 2006.  The average interest rate on the borrowings outstanding at December 31, 2006 was approximately 5.9%, including the applicable spread paid to the banks.

On August 16, 2005, we issued $150,000 of senior unsecured notes maturing on August 15, 2015. Interest on the notes will accrue at the rate of 7.625% per annum payable semiannually in arrears. On and after August 15, 2010, we will be entitled at our option to redeem all or a portion of these notes at the redemption prices set forth below (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed, during the 12 month period commencing on August 15 of the years set forth below:

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

The terms of senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments; (iii) entering into agreements that restrict distributions from restricted subsidiaries; (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries; (v) transactions with affiliates; (vi) incurrence of liens; (vii) sale/leaseback transactions and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. We were in compliance with all financial covenants at December 31, 2006.

The terms of senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at December 31, 2006.

The net proceeds of the senior notes were used to retire the term loan and reduce the revolving loan balance outstanding under the senior credit facilities.

We have entered into standard International Swaps and Derivatives Association, or ISDA, interest rate swap agreements to manage the interest rate risk associated with our senior credit facilities. For a description of our interest rate swap agreements see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Contractual Obligations

A summary of the Company’s contractual obligations and commitments related to its outstanding long-term debt and future minimum lease payments related to the Company’s vehicle fleet, corporate headquarters and warehouse rent and minimum facilities management rent as of December 31, 2006 is as follows:

Fiscal	Long Term	Facilities Rent	Capital Lease	Operating Lease
Year	Debt	Commitments	Commitments	Commitments	Total
2007	$—	$7,362	$1,237	$2,459	$11,058
2008	—	6,123	893	2,203	9,219
2009	—	4,851	612	2,009	7,472
2010	—	4,190	326	1,959	6,475
2011	24,000	2,840	—	1,598	28,438
Thereafter	150,000	4,353	—	5,462	159,815
Total	$174,000	$29,719	$3,068	$15,690	$222,477

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures. However, we may require external sources of financing for any significant future acquisitions. Further, our senior credit facility matures on December 29, 2011. The repayment of this facility may require external financing.

Off Balance Sheet Arrangements

At the years ended December 31, 2004, 2005 and 2006, the Company had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. The Company is, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Seasonality

We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 16%, or $37,000, of our total facilities management revenue in 2006. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, our operating and capital expenditures have historically been higher during the third calendar quarter when we install a large amount of equipment while colleges and universities are generally on summer break. Product sales, principally of MicroFridge products, to this market are typically higher during the third calendar quarter as compared to the rest of the calendar year, somewhat offsetting the seasonality effect of the laundry facilities management business unit.

Inflation

The Company does not believe that its financial performance has been materially affected by inflation.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount was used or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.

Our critical accounting policies, as described in Note 2 to the Mac Gray audited consolidated financial statements included elsewhere in this report, “Significant Accounting Policies,” state our policies as they relate to significant matters: cash and cash equivalents, revenue recognition, provision for doubtful accounts, inventories, provision for inventory reserves, intangible assets, impairment of long-lived assets, financial instruments and fair value of financial instruments.

Cash and cash equivalents.   We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. On occasion we have excess cash available for a short period of time; when this occurs, we invest such excess cash in repurchase agreements and other highly liquid short-term investments. Accordingly, the investments are subject to minimal credit and market risk. Included in cash and cash equivalents is an estimate of cash not yet collected at period end which remains at laundry facilities management and reprographics customer locations. At December 31, 2006 and 2005, this totaled $9,027 and $8,388, respectively. We record the estimated cash not yet collected as cash and cash equivalents and facilities management revenue. We also record the estimated related facilities management rent expense. These estimates are based upon historical collection trends, so that total cash at the end of each period will be reasonably stated.

Revenue recognition.   We recognize laundry facilities management and reprographics revenue on the accrual basis. MicroFridge rental revenue is recognized ratably over the related contractual period. Included in deferred revenue and deposits is an estimate of unused card value. We recognize revenue from product sales upon shipment of the products unless otherwise specified. We offer limited duration warranties on MicroFridge products and, at the time of sale, provide reserves for all estimated warranty costs based upon historical warranty costs. Actual costs have not exceeded our estimates. Shipping and handling fees charged to customers are recognized upon shipment of the products and are included in revenue with related cost included in cost of sales.

We have entered into long-term lease transactions that meet the qualifications of a sales-type lease for certain equipment. For these transactions, the amount of revenue recognized upon product shipment is the present value of the minimum lease payments, excluding executory costs and excluding profits on executory costs, discounted at the interest rate implicit in the lease. Interest revenue is recognized over the life of the rental agreement. At December 31, 2006 and 2005, we had $1,758 and $2,680, respectively, in receivables related to sales-type leases. These receivables have been recorded net of unearned interest income of $324 and $300 at December 31, 2006 and 2005. These receivables are primarily due ratably over the next five years and have been classified as other current assets and other long-term assets, as appropriate, on the balance sheet. The related reserve for uncollectible lease receivables at December 31, 2006 and 2005 was $26 and $152, respectively. All installation and repair services are provided on an occurrence basis, not on a contractual basis. Related revenue is recognized at the time the installation service, or other service, is provided to the customer.

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

Inventories.   Inventories are stated at the lower of cost (as determined using the average cost method) or market and primarily consist of finished goods. Based on the nature of our inventory, being laundry and MicroFridge equipment, and our inventory handling practices, we believe the lower of cost or market is the most appropriate valuation method for us.

Provision for inventory reserves.   On a regular basis, we review the adequacy of our reserve for inventory obsolescence based on historical experience, product knowledge and frequency of shipments.

Goodwill and intangible assets.   Intangible assets primarily consist of various non-compete agreements, customer lists, goodwill and contract rights recorded in connection with acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from five to fifteen years. Customer lists are amortized using the straight-line method over fifteen years. Contract rights are amortized using the straight-line method over fifteen or twenty years. The life assigned to acquired contracts is based on several factors, including: (i) the seller’s renewal rate of the contract portfolio for the most recent years prior to the acquisition, (ii) the number of years the average contract has been in the seller’s contract portfolio, (iii) the overall level of customer satisfaction within the contract portfolio and (iv) our ability to maintain or exceed the level of customer satisfaction maintained by the seller prior to the acquisition by us. We are accounting for acquired contract rights on a pool-basis based on the fact that, in general, no single contract accounts for more than 2% of the revenue of any acquired portfolio and the fact that few of the contracts are predicted to be terminated, either prior to or at the end of the contract term. Based on our experience, we believe that these costs associated with various acquisitions are properly recognized and amortized over a reasonable length of time.

Impairment of long-lived assets.   We review long-lived assets, including fixed assets, acquired contract rights and intangible assets with definitive lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Our annual impairment test for contract rights assigned a 15 year amortization period consists of comparing the current number of machines under contract and the current cash flow of all our contracts in the market where the portfolios were acquired to the original number of machines acquired and the cash flow as predicted by us at the time of the acquisition. For those contract rights assigned a 20 year amortization period, our annual impairment test consists primarily of identifying the accumulated retention rate of the specific contract portfolio in order to assess the appropriateness of the net book value of the related contract rights. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

In accordance with FAS 142, we test our goodwill annually for impairment and whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The goodwill impairment review consists of a two-step process of first comparing the fair value of the reporting unit with its carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, the Company would proceed to the next step, which is to measure the amount of the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period the impairment loss arose.

In measuring whether goodwill is impaired, the Company uses an estimate of its future undiscounted cash flows of the business over the estimated remaining life. If the Company’s expectation of future undiscounted net cash flows indicates an impairment, the Company would write down the appropriate assets to their estimated realizable values based on discounted cash flows. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level for which there is identifiable cash flows.

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

Fair value of financial instruments.   For purposes of financial reporting, we have determined that the fair value of financial instruments approximates book value at December 31, 2006 and 2005, based upon terms currently available to us in financial markets. The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. The new accounting model for uncertain tax positions is effective for annual periods beginning after December 15, 2006. Companies need to assess all material open positions in all tax jurisdictions as of the adoption date and determine the appropriate amount of tax benefits that are recognizable under FIN 48. Any difference between the amounts previously recognized and the benefit determined under the new guidance, including changes in accrued interest and penalties, has to be recorded on the date of adoption. For certain types of income tax uncertainties, existing generally accepted accounting principles provide specific guidance on the accounting for modifications of the recognized benefit. Any differences in recognized tax benefits on the date of adoption that are not subject to specific guidance would be an adjustment to retained earnings as of the beginning of the adoption period. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of No. 115” (“FAS 159”), which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company is currently reviewing this new accounting standard and the impact, if any, it will have on its financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. In the normal course of its business, the Company manages its exposure to these risks as described below. The Company does not engage in trading market-risk sensitive instruments for speculative purposes.

Interest Rates—

The table below provides information about the Company’s debt obligations including debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at December 31, 2006.

	December 31, 2006
	Expected Maturity Date (In Thousands)
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term Debt:
Fixed Rate	$—	$—	$—	$—	$—	$150,000	$150,000
Average interest rate						7.625%
Variable rate	$—	$—	$—	$—	$24,000	$—	$24,000
Average interest rate					5.94%

The Company entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt. Concurrent with the reduction of the amounts due under the senior credit facilities, eight swap agreements previously designated as cash flow hedges ceased to qualify as such, of which four were terminated by the Company. The change in the fair value of the remaining four swap agreements that do not qualify for hedge accounting is recognized in the income statement in the period in which the change occurs. The change in the fair value of these four contracts resulted in a loss of $96 for the year ended December 31, 2006. The change in the fair value of these four contracts together with the gain on termination of the four contracts, resulted in a gain of $1,876 for the year ended December 31, 2005.

The table below outlines the details of each remaining swap agreement:

			Notional
	Original		Amount
Date of	Notional	Fixed/	December 31,	Expiration	Fixed
Origin	Amount	Amortizing	2006	Date	Rate
Jun 24, 2003	$20,000	Amortizing	$10,000	Jun 30, 2008	2.34%
Jun 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
May 2, 2005	$17,000	Fixed(1)	$—	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed(2)	$—	Dec 31, 2009	4.66%
May 2, 2005	$10,000	Fixed(2)	$—	Dec 31, 2011	4.77%

(1)          Effective Date is March 31, 2007

(2)          Effective Date is June 30, 2008

In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90 day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90 day LIBOR, the financial institution pays the difference to the Company; if interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counter party to the swap agreement exposes the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated.

The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2005 and 2006, the fair values of the Swap Agreements were $1,647 and $1,335, respectively. These amounts have been included in other assets on the consolidated balance sheet.

As of December 31, 2006, there was $24,000 outstanding under the revolving line of credit and $760 in outstanding letters of credit. The available balance under the revolving line of credit was $40,240 at December 31, 2006. The average interest rate on the borrowings outstanding at December 31, 2006 was approximately 5.94%, including the applicable spread paid to the banks.

Item 8.   Financial Statements and Supplementary Data

Financial statements and supplementary data are contained in pages F-1 through F-34 hereto.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2006 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the Company’s 2006 fiscal year, management conducted assessments of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on these assessments, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 was effective. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

NYSE Annual CEO Certification.   On June 27, 2006, Stewart Gray MacDonald, Jr., Chief Executive Officer of the Company, submitted to the New York Stock Exchange (the “NYSE”) the Annual CEO Certification required by Section 303A of the Corporate Governance Rules of the NYSE certifying that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

Item 9B.   Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information appearing under the captions “Information Regarding Directors/Nominees” and “Information Regarding Executive Officers” in the Company’s definitive proxy statement for its 2006 annual meeting of stockholders is incorporated herein by reference.

Item 11.                 Executive Compensation

The information appearing under the caption “Executive Compensation” in the Company’s definitive proxy statement for its 2006 annual meeting of stockholders is incorporated herein by reference.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the captions “Principal and Management Stockholders” and “Executive Compensation” in the Company’s definitive proxy statement for its 2006 annual meeting of stockholders is incorporated herein by reference.

Stock Option Plan Information and Employee Stock Purchase Plan Information

The following tables provide information as of December 31, 2006 regarding shares of our common stock that may be issued under the existing equity compensation plans, including our 1997 Stock Option and Incentive Plan (the “1997 Plan”), 2001 Employee Stock Purchase Plan (the “ESPP”) and 2005 Stock Option and Incentive Plan (the “2005 Plan”). There are no equity compensation plans that have not been approved by the shareholders.

Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	817,860	$5.38	1,035,717 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	817,860	$5.38	1,035,717 (2)

(1)          Represents outstanding options under the 1997 Plan and 2005 Plan. There are no options, warrants or rights outstanding under the ESPP (does not include purchase rights accruing under the ESPP because the purchase price, and therefore the number of shares to be purchased, is not determinable until the end of the purchase period).

(2)          Includes 126,299 shares available for future issuance under the 1997 Plan, 833,847 shares available for future issuance under the 2005 Plan, and 75,571 shares available for future issuance under the ESPP. The 1997 Plan incorporates an evergreen formula pursuant to which the aggregate number of shares reserved for issuance under the 1997 Plan equals the greater of 750,000 shares or 10% of the total number of outstanding shares of common stock. The number of shares reserved for issuance under the 2005 Plan is 1,300,000.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.                 Exhibits, Financial Statements, Financial Statement Schedules

(a)   1. and 2. An Index to Consolidated Financial Statements and Financial Statement Schedule is on Page F-1 of this Report.

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

•       Each exhibit marked by a (k) was previously filed as an exhibit to Mac-Gray’s Form 8-K filed on November 13, 2006 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

•       Each exhibit marked by a (j) was previously filed as an exhibit to Mac-Gray’s Form 8-K filed on December 28, 2006 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

The following is a complete list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

3.10	Amended and Restated Certificate of Incorporation (3.1) +
3.20	By-laws, as amended (3.2) v
4.10	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1) #
4.20	Shareholder Rights Agreement, dated as of June 15, 1999, by and between the Registrant and State Street Bank and Trust Company (4.1) x
4.30	Indenture, dated August 16, 2005, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation and Wachovia Bank, National Association (4.1) n

10.01	Stockholders’ Agreement dated as of June 26, 1997 by and among the Registrant and certain stockholders of the Registrant (10.2) +
10.02	Form of Maytag Distributorship Agreements (10.13) +
10.03	The Registrant’s 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits) (10.16) + ***
10.04

Credit Agreement, dated January 10, 2005, by and among the Registrant, the other Borrowers (as defined therein), the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (10.04) r

10.05	Amendment No. 1 to the Credit Agreement dated August 2, 2005 (99.2) n
10.06	Guarantee and Collateral Agreement dated as of January 10, 2005 among Mac-Gray Corporation and Subsidiaries and JPMorgan Chase Bank, N.A., as Collateral Agent (10.05) r
10.07	Form of Revolving Credit Note issued by the Registrant in favor of the Banks (as defined therein) (10.06) r
10.08	Form of Term Note issued by the Registrant in favor of the Banks (as defined therein) (10.07) r
10.09	Form of Noncompetition Agreement between the Registrant and its executive officers (10.15) v ***
10.10	Form of Director Indemnification Agreement between the Registrant and each of its Directors (10.16) v ***
10.11	April 2001 Amendment to the Mac-Gray Corporation 1997 Stock Option and Incentive Plan (10.17) v ***
10.12	2005 Directors Compensation Arrangements (10.11) l ***
10.13	Senior Executive Compensation Plan (2004) (10.12) r ***
10.14	Form of executive severance agreement between the Registrant and its chief financial officer and chief operating officer (10.18) s ***
10.15	Form of executive severance agreement between the Registrant and its chief executive officer (10.19) s ***
10.16	Asset Purchase Agreement, dated as of January 16, 2004, between Mac-Gray Services, Inc. and Web Service Company (2.1) t
10.17	Asset Purchase Agreement, dated as of January 10, 2005, between Mac-Gray Services, Inc. and Web Service Company (10.18) r
10.18	Trademark License Agreement dated January 10, 2005 by and between Web Service Company, Inc., (“Licensor”) and Mac-Gray Services, Inc., (“Licensee”) (10.19) r
10.19	Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.1) p ***
10.20	Form of Stock Option Agreement for incentive stock option grants under the 2005 Stock Option and Incentive Plan (10.2) p
10.21	Form of Stock Option Agreement for nonqualified stock option grants to employees under the 2005 Stock Option and Incentive Plan (10.3) p
10.22	Form of Stock Option Agreement for nonqualified stock option grants to Directors under the 2005 Stock Option and Incentive Plan (10.4) p
10.23	Form of Restricted Stock Award Agreement for awards under the 2005 Stock Option and Incentive Plan (10.5) p

10.24	Lease Agreement, dated July 22, 2005, between Mac-Gray Services, Inc., and 404 Wyman LLC (99.1) o
10.25	Registration Rights Agreement, dated August 16, 2005, by and among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation and J.P. Morgan Securities Inc. (99.1) n
10.26	Form of Mac-Gray Corporation 7 5/8% Senior Notes due 2015 (4.2) n
10.27	Mac-Gray Corporation Long Term Incentive Plan (10.1) m
10.28	Form of executive severance agreement between the Registrant and its executive vice president, operations (99.1) k***
10.29

Amended and Restated Credit Agreement, dated December 21, 2006, by and among the Registrant, the other Borrowers (as defined therein), the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (10.1) j

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

***      Management compensatory plan or arrangement

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 16th  DAY OF MARCH, 2007.

MAC-GRAY CORPORATION

	By:	STEWART GRAY MACDONALD, JR.
Stewart Gray MacDonald, Jr.
Chairman, Chief Executive Office and Director
(Principal Executive Officer)
Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID W. BRYAN	Director	March 16, 2007
David W. Bryan
/s/ THOMAS E. BULLOCK	Director	March 16, 2007
Thomas E. Bullock
/s/ CHRISTOPHER JENNY	Director	March 16, 2007
Christopher Jenny
/s/ EDWARD F. MCCAULEY	Director	March 16, 2007
Edward F. McCauley
/s/ JERRY A. SCHILLER	Director	March 16, 2007
Jerry A. Schiller
/s/ MARY ANN TOCIO	Director	March 16, 2007
Mary Ann Tocio
/s/ MICHAEL J. SHEA	Executive Vice President, Chief	March 16, 2007
Michael J. Shea	Financial Officer And Treasurer
(Principal Financial and
Accounting Officer)

Items 15(a)(1) and (2)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below.

MAC-GRAY CORPORATION
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2005 and 2006	F-4
Consolidated Income Statements for the Years Ended December 31, 2004, 2005 and 2006	F-5
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31 2004, 2005 and 2006	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2005, and 2006	F-7
Notes to Consolidated Financial Statements	F-8
The following consolidated financial statement schedule of Mac-Gray Corporation is included in Item 15 (a)(2) and should be read in conjunction with the financial statements included herein.
Schedule II Valuation and Qualifying Accounts	F-34

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mac-Gray Corporation:

We have completed an integrated audit of Mac-Gray Corporation’s December 31, 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its December 31, 2005 and December 31, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)  present fairly, in all material respects, the financial position of Mac-Gray Corporation and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 16, 2007

MAC-GRAY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$11,046	$11,994
Trade receivables, net of allowance for doubtful accounts	10,308	9,176
Inventory of finished goods, net	6,398	7,237
Deferred income taxes	909	961
Prepaid facilities management rent and other current assets	9,886	12,951
Total current assets	38,547	42,319
Property, plant and equipment, net	118,459	118,654
Goodwill	37,941	38,454
Intangible assets, net	116,793	125,543
Prepaid facilities management rent and other assets	13,177	14,034
Total assets	$324,917	$339,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,185	$1,245
Trade accounts payable	10,252	10,447
Accrued facilities management rent	15,629	16,527
Accrued expenses	12,472	11,445
Deferred revenues and deposits	682	591
Total current liabilities	40,220	40,255
Long-term debt	164,000	174,000
Long-term capital lease obligations	1,493	1,823
Deferred income taxes	29,010	29,620
Deferred retirement obligation	229	125
Other liabilities	1,364	1,541
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 12,924,340 outstanding at December 31, 2005, and 13,443,754 issued and 13,077,694 outstanding at December 31, 2006)	134	134
Additional paid in capital	69,032	70,553
Accumulated other comprehensive income	315	183
Retained earnings	24,513	24,571
	93,994	95,441
Less common stock in treasury, at cost (519,414 shares at December 31, 2005 and 366,060 shares at December 31, 2006)	(5,393)	(3,801)
Total stockholders’ equity	88,601	91,640
Total liabilities and stockholders’ equity	$324,917	$339,004

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In thousands, except share data)

	Years Ended December 31,
	2004	2005	2006
Revenue:
Facilities management revenue	$140,480	$214,816	$232,181
Product sales	42,214	45,807	47,146
Total revenue	182,694	260,623	279,327
Cost of revenue:
Cost of facilities management revenue	93,512	142,052	153,861
Depreciation and amortization	20,747	31,337	35,156
Cost of product sales	30,821	36,173	37,352
Total cost of revenue	145,080	209,562	226,369
Gross margin	37,614	51,061	52,958
Operating expenses:
General and administration	11,078	14,164	17,826
Sales and marketing	13,005	16,097	16,248
Depreciation and amortization	1,047	1,189	1,589
Gain on sale of assets, net	(1,208)	(10,735)	(32)
Loss on early extinguishment of debt	183	668	73
Impairment of assets	—	—	2,502
Total operating expenses	24,105	21,383	38,206
Income from operations	13,509	29,678	14,752
Interest expense, net	(4,312)	(10,939)	(13,653)
Gain (loss) related to derivative instruments	—	1,876	(96)
Income before provision for income taxes	9,197	20,615	1,003
Provision for income taxes	(3,934)	(8,563)	(147)
Net income	$5,263	$12,052	$856
Net income per common share—basic	$0.41	$0.94	$0.07
Net income per common share—diluted	$0.40	$0.91	$0.06
Weighted average common shares outstanding—basic	12,702	12,864	13,008
Weighted average common shares outstanding—diluted	13,028	13,283	13,448

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated
	Common stock		Additional	Other			Treasury Stock
	Number		Paid in	Comprehensive	Comprehensive	Retained	Number
	of shares	Value	Capital	(Loss) Gain	Income	Earnings	of shares	Cost	Total
Balance, December 31, 2003	13,449,354	$134	$68,561	$(372)		$9,439	869,860	$(9,033)	$68,729
Net income	—	—	—	—	$5,263	5,263	—	—	5,263
Other comprehensive income:
Unrealized gain on derivative instruments and reclassification adjustment, net of tax of $796 (Note 7)	—	—	—	1,194	1,194	—	—	—	1,194
Comprehensive income	—	—	—	—	$6,457	—	—	—	—
Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(152)	(23,855)	247	95
Options exercised	2,000	—	7	—		(1,164)	(170,833)	1,775	618
Retirement of treasury stock	(7,600)	—	—	—		(79)	(7,600)	79	—
Stock granted	—	—	—	—		(24)	(5,907)	61	37
Balance, December 31, 2004	13,443,754	134	68,568	822		13,283	661,665	(6,871)	75,936
Net income	—	—	—	—	$12,052	12,052	—	—	12,052
Other comprehensive income:
Unrealized loss on derivative instruments and reclassification adjustment, net of tax benefit of $338 (Note 7)	—	—	—	(507)	(507)	—	—	—	(507)
Comprehensive income	—	—	—	—	$11,545	—	—	—	—
Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(127)	(31,610)	328	201
Options exercised	—	—	—	—		(693)	(104,583)	1,086	393
Windfall tax benefit	—	—	464	—		—	—	—	464
Stock granted	—	—	—	—		(2)	(6,058)	64	62
Balance, December 31, 2005	13,443,754	134	69,032	315		24,513	519,414	(5,393)	88,601
Net income	—	—	—	—	$856	856	—	—	856
Other comprehensive income:
Unrealized loss on derivative instruments and reclassification adjustment, net of tax benefit of $84 (Note 7)	—	—	—	(132)	(132)	—	—	—	(132)
Comprehensive income	—	—	—	—	$724	—	—	—	—
Options exercised		—	—	—		(754)	(129,967)	1,350	596
Stock compensation expense	—	—	1,147	—					1,147
Windfall tax benefit	—	—	365						365
Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(44)	(17,534)	182	138
Stock granted	—	—	9	—		—	(5,853)	60	69
Balance, December 31, 2006	13,443,754	$134	$70,553	$183		$24,571	366,060	$(3,801)	$91,640

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income	$5,263	$12,052	$856
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	21,794	32,526	36,745
Impairment of assets	—	—	2,502
Loss on early extinguishment of debt	183	668	73
(Decrease) increase in allowance for doubtful accounts and lease reserves	(553)	206	(154)
Gain on disposition of assets	(1,208)	(10,735)	(33)
Director stock grants	37	62	69
Non-cash interest (income) expense	1,368	(1,680)	96
Deferred income taxes	4,219	2,188	944
Stock compensation	—	—	1,147
Windfall tax benefit	—	464	—
Decrease (increase) in accounts receivable	821	(2,077)	1,294
Decrease (increase) in inventory	563	(300)	(714)
Increase in prepaid facilities management rent and other assets	(913)	(5,888)	(7,519)
Increase in accounts payable, accrued facilities rent, accrued expenses and other liabilities	5,736	10,537	1,292
Decrease in deferred revenues and customer deposits	(202)	(121)	(91)
Net cash flows provided by operating activities	37,108	37,902	36,507
Cash flows from investing activities:
Capital expenditures	(17,826)	(26,380)	(25,911)
Payments for acquisitions	(41,454)	(106,244)	(19,356)
Proceeds from sale of assets	2,179	12,373	292
Net cash flows used in investing activities	(57,101)	(120,251)	(44,975)
Cash flows from financing activities:
Payments on capital lease obligations	(1,292)	(1,286)	(1,386)
Borrowings on 2005 Senior Notes	—	150,000	—
Borrowings on 2005 term credit facility	—	80,000	—
Payments on 2005 term credit facility	—	(80,000)	—
Borrowings on 2003 term credit facility and mortgage note payable	22,071	—	—
Payments on 2003 term credit facility and mortgage note payable	(5,120)	(33,880)	—
Borrowings on revolving credit facility, net	5,217	—	—
Payments on revolving credit facility	—	(142,758)	(34,000)
Borrowings on revolving credit facility	—	119,774	44,000
Payments on deferred retirement obligations	(104)	(104)	(104)
Financing costs	(297)	(6,218)	(193)
Windfall tax benefit	—	—	365
Proceeds from termination of derivative instruments	—	782	—
Proceeds from exercise of stock options	618	393	596
Proceeds from issuance of common stock	95	201	138
Net cash flows provided by financing activities	21,188	86,904	9,416
Increase in cash and cash equivalents	1,195	4,555	948
Cash and cash equivalents, beginning of period	5,296	6,491	11,046
Cash and cash equivalents, end of period	$6,491	$11,046	$11,994
Supplemental cash flow information:
Interest paid	$3,641	$6,553	$14,015
Income taxes paid	$646	$6,622	$1,301

Supplemental disclosure of non-cash investing activities:  During the years ended December 31, 2004, 2005 and 2006, the Company acquired various vehicles under capital lease agreements totaling $1,579, $1,499, and $1,776 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.   Description of the Business and Basis of Presentation

Description of the Business.   Mac-Gray Corporation (“Mac-Gray” or the “Company”) generates the majority of its revenue from card- and coin-operated laundry rooms located in 43 states and the District of Columbia. A portion of its revenue is also derived from the sale and lease of the Company’s MicroFridge® product lines. The Company’s principal customer base is the multi-unit housing market, which includes apartments, condominium units, colleges and universities, and military bases. The Company also sells, services and leases commercial laundry equipment to commercial laundromats, multi-unit housing properties and institutions. The majority of the Company’s purchases of laundry equipment is from one supplier.

Basis of Presentation.   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

2.   Significant Accounting Policies

Cash and Cash Equivalents.   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On occasion the Company has excess cash available for a short period of time; when this occurs, the Company invests such excess cash in repurchase agreements and other highly liquid short-term investments. Accordingly, the investments are subject to minimal credit and market risk. The Company has cash deposited with financial institutions in excess of the $100 insured limit of the Federal Deposit Insurance Corporation. Included in cash and cash equivalents is an estimate of cash not yet collected which remains at laundry customer locations. At December 31, 2005 and 2006, this estimate was $8,388 and $9,027, respectively.

Revenue Recognition.   The Company recognizes facilities management revenue on the accrual basis. Rental revenue is recognized ratably over the related contractual period. The Company recognizes revenue from product sales upon shipment of the products, unless otherwise specified. Shipping and handling fees charged to customers are recognized upon shipment of the products and are included in revenue with the related cost included in cost of sales. All installation and repair services are provided on an occurrence basis, not on a contractual basis. Related revenue is recognized at the time the installation service, or other service, is provided to the customer.

The Company has entered into long-term lease transactions that meet the qualifications of a sales-type lease for certain equipment. For these transactions, the amount of revenue recognized upon product shipment is the present value of the minimum lease payments, excluding executory costs and excluding profits on executory costs, discounted at the interest rate implicit in the lease. Interest revenue is recognized over the life of the rental agreement. At December 31, 2005 and 2006 the Company had $2,680 and $1,758, respectively, in receivables related to sales-type leases. These receivables have been recorded net of unearned interest income of $300 and $324 at December 31, 2005 and 2006, respectively. These receivables are primarily due ratably over the next five years and have been classified as other current assets and other long-term assets, as appropriate, in the consolidated balance sheet. The related reserve for lease receivables was $152 and $26 at December 31, 2005 and 2006, respectively.

Allowance for Doubtful Accounts.   On a regular basis, the Company reviews the adequacy of its provision for doubtful accounts for trade accounts receivable and lease receivables based on historical

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

2.   Significant Accounting Policies (Continued)

collection results and current economic conditions using factors based on the aging of its trade accounts and lease receivables. In addition, the Company estimates specific additional allowances based on indications that a specific customer may be experiencing financial difficulties. The Company maintains an allowance for doubtful trade accounts receivable of $436 and $408 at December 31, 2005 and 2006, respectively.

Concentration of Credit Risk.   Financial instruments which potentially expose the Company to concentration of credit risk include trade and lease receivables generated by the Company as a result of the selling and leasing of laundry equipment and MicroFridge® products. To minimize this risk, ongoing credit evaluations of customers’ financial condition are performed and reserves are maintained. The Company typically does not require collateral. No individual Product Sales customer accounted for more than 10% of revenues or accounts receivable for any period presented.

Fair Value of Financial Instruments.   For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 2005 and 2006, based upon terms currently available to the Company in financial markets. The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.

Inventories.   Inventories are stated at the lower of cost (as determined using the average cost method) or market, and consist primarily of finished goods.

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

Advertising Costs.   Advertising costs are expensed as incurred. These costs were $1,251, $1,347, and $953 for the years ended December 31, 2004, 2005 and 2006, respectively.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

2.   Significant Accounting Policies (Continued)

Goodwill and Intangible Assets.   Intangible assets primarily consist of various non-compete agreements, customer lists, goodwill, trademark and contract rights recorded in connection with acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from five to fifteen years. Customer lists are amortized using the straight-line method over fifteen years. The majority of contract rights are amortized using the straight-line method over twenty years, with the balance amortized on a straight-line method over fifteen years. The life assigned to acquired contracts is based on several factors, including: the seller’s renewal rate of the contract portfolio for the most recent years prior to the acquisition, the number of years the average contract has been in the seller’s contract portfolio, the overall level of customer satisfaction within the contract portfolio and the ability of the Company to maintain or exceed the level of customer satisfaction maintained by the seller prior to the acquisition by the Company. The Company is accounting for acquired contract rights on a pool-basis based on the fact that, in general, no single contract accounts for more than 2% of the revenue of any acquired portfolio and the fact that few of the contracts are predicted to be terminated, either prior to or at the end of the contract term.

Impairment of Long-Lived Assets.   The Company reviews long-lived assets, including fixed assets and intangible assets with definitive lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The Company’s annual impairment test for laundry facilities management contract rights assigned a 15 year amortization period consists of comparing the current number of machines under contract and the current cash flow of all the Company’s contracts in the market where the portfolios were acquired to the original number of machines acquired and the cash flow as predicted by the Company at the time of the acquisition. For those contract rights assigned a 20 year amortization period, the Company’s annual impairment test consists primarily of identifying the accumulated retention rate of the specific acquired contract portfolio in order to assess the appropriateness of the net book value of the related contract rights. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

The Company tests its goodwill annually for impairment. The goodwill impairment review consists of a two-step process of first comparing the fair value of the reporting unit with its carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, the Company would proceed to the next step, which is to measure the amount of the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period the impairment loss arose.

In measuring whether goodwill is impaired, the Company uses an estimate of its future undiscounted cash flows of the business over the estimated remaining life. If the Company’s expectation of future undiscounted net cash flows indicates an impairment, the Company would write down the appropriate assets to their estimated realizable values based on discounted cash flows. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level for which there is identifiable cash flows.

The Company evaluates its trademark annually for impairment. If the trademark is still actively used by the Company and continues to be a recognized brand in the industry, there is deemed to be no impairment.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

2.   Significant Accounting Policies (Continued)

Income Taxes.   The Company accounts for income taxes utilizing the asset and liability method as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“FAS 109”). Under the provisions of FAS 109, the current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable currently or in future years. The classification of net current and non-current deferred tax assets or liabilities depend upon the nature of the related asset or liability. Deferred income taxes are provided for temporary differences between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

Stock Compensation.   On April 7, 1997, the Company’s stockholders approved the 1997 Stock Option and Incentive Plan for the Company (the “1997 Stock Plan”). On May 26, 2005, the Company’s stockholders approved the 2005 Stock Option and Incentive Plan for the Company (the “2005 Stock Plan”; together the “Stock Plans”). The Stock Plans are designed and intended as a performance incentive for officers, employees, and directors to promote the financial success and progress of the Company. All officers, employees and independent directors are eligible to participate in the Stock Plans. Awards, when made, may be in the form of stock options, restricted stock, unrestricted stock options, and dividend equivalent rights. The Stock Plans require the maximum term of options to be ten years.

Employee options generally vest such that one third of the options will become exercisable on each of the first through third anniversaries of the date of grant of the options; however, the Administrator of the Stock Plans may determine, at its discretion, the vesting schedule for any option award. In the event of termination of the optionees’ relationship with the Company, vested options not yet exercised terminate within 90 days. The non-qualified options granted to independent directors are exercisable immediately and terminate ten years from the date of the grant. The exercise prices are the fair market value of the shares underlying the options on the respective dates of the grants. The Company issues shares upon exercise of options from its treasury shares, if available.

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments”, (“FAS123(R)”) as of January 1, 2006. FAS123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).

The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model. During the year ended December 31, 2006, six grants of options for 256,520 shares were issued. The fair values of the stock options granted were estimated using the following components:

	Employees	Directors
Fair value of options at grant date	$3.44 - $5.41	$3.96 - $4.60
Risk free interest rate	4.63% - 4.88%	4.60% - 4.91%
Estimated forfeiture rate	0% - 1.65%	0%
Estimated option term	5.0 - 9.0 years	6.0 years
Expected volatility	25.1% - 27.3%	24.4% - 27.3%

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

2.   Significant Accounting Policies (Continued)

The expected volatility of the Company’s stock price was based on historical performance over the prior four to six years.

In the year ended December 31, 2006, the Company granted 59,674 shares of restricted stock with an average fair market value of $11.86 per share. The stock vests evenly over three years upon the achievement of certain performance objectives to be determined by the Board of Directors at the beginning of each fiscal year.

The allocation of stock compensation expense is consistent with the allocation of the participants’ salary and other compensation expenses.

The Company is using the modified prospective application (“MPA”) transition method without restatement of prior interim periods in the year of adoption. Prior to the adoption of FAS123(R) in fiscal 2006, the Company’s stock option plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company used the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS123”). Under APB No. 25, the Company did not recognize compensation expense on stock options granted to employees, because the exercise price of each option was equal to the market price of the underlying stock on the date of the grant. Had compensation cost for the Company’s stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of FAS123, the Company’s net income and net income per share for the years ended December 31, 2004 and 2005 would have decreased to the pro forma amounts indicated below:

	Year Ended December 31,
	2004	2005
Net income:
As reported	$5,263	$12,052
Pro forma	$5,148	$11,866
Basic net income per share:
As reported	$0.41	$0.94
Pro forma	$0.41	$0.92
Diluted net income per share:
As reported	$0.40	$0.91
Pro forma	$0.40	$0.89

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

Earnings Per Share.   The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“FAS 128”). FAS 128 requires the presentation of basic earnings per share (“EPS”)

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

2.   Significant Accounting Policies (Continued)

and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. Diluted EPS has been calculated using the treasury stock method.

Other Comprehensive Income.   The Company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” (“FAS 130”). This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by stockholders and distributions to stockholders.

Financial Instruments.   The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and Statement of Financial Accounting Standard No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FAS No. 133” (“FAS 138”). These statements require the Company to recognize derivatives on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the intended use of the derivative. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Product Warranties.   The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical experience.  These amounts are included in Accrued expenses and Other liabilities on the Company’s balance sheets.

The activity for the year ended December 31, 2006 is as follows:

Accrued
Warranty
Balance, December 31, 2004	$634
Accruals for warranties issued	277
Settlements made (in cash or in kind)	(344)
Balance, December 31, 2005	567
Accruals for warranties issued	193
Settlements made (in cash or in kind)	(304)
Balance, December 31, 2006	$456

New Accounting Pronouncements.   In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

2.   Significant Accounting Policies (Continued)

cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. The new accounting model for uncertain tax positions is effective for annual periods beginning after December 15, 2006. Companies need to assess all material open positions in all tax jurisdictions as of the adoption date and determine the appropriate amount of tax benefits that are recognizable under FIN 48. Any difference between the amounts previously recognized and the benefit determined under the new guidance, including changes in accrued interest and penalties, has to be recorded on the date of adoption. For certain types of income tax uncertainties, existing generally accepted accounting principles provide specific guidance on the accounting for modifications of the recognized benefit. Any differences in recognized tax benefits on the date of adoption that are not subject to specific guidance would be an adjustment to retained earnings as of the beginning of the adoption period. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of No. 115” (“FAS 159”), which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company is currently reviewing this new accounting standard and the impact, if any, it will have on its financial statements.

Reclassifications.   Certain amounts from prior years have been reclassified to conform to current year presentation.

3.   Impairment of Assets

The revenue and corresponding operating income in the Company’s reprographics business unit have been declining since 1999 when college libraries, followed by public libraries, began to make reference material electronically available to patrons. Electronic availability, widespread conversion to laser printers (free of charge in many school libraries) and other technical advancements have led to reduced use of vended copy machines resulting in reduced revenue at several accounts. During the fourth quarter of 2006, the Company performed an evaluation of the reprographics business unit and its long-range prospects. As a result of this evaluation, management determined that the carrying amount of the business unit’s long lived assets exceeded the estimated undiscounted cash flows expected to result from operating this business unit, and recognized a non-cash, non-recurring impairment charge of $2,502. This charge was calculated in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, (“FAS 144”).

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

4.   Acquisitions

On January 20, 2006, the Company acquired the laundry facilities management assets of a regional operator in Southern New England. On May 23, 2006, the Company acquired the laundry facilities management assets of a regional operator in the Pennsylvania area. On July 7, 2006, the Company acquired the laundry facilities management assets of a regional operator in Southern New England. On January 10, 2005, the Company acquired the laundry facilities management assets of Web Service Company, Inc., or “Web”, in several western and southern states. These acquisitions have been reflected in the accompanying condensed consolidated financial statements from the date of the acquisition, and have been accounted for as purchase business combinations in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“FAS 141”). The total purchase price for each of these acquisitions has been allocated to the acquired assets and liabilities based on estimates of their related fair value. For the Web assets acquired, a twenty-year amortization period has been assigned to the acquired contract rights and a five-year depreciation period, on average, has been assigned to the acquired used laundry equipment. The amount allocated to the Web trade name will not be amortized, as the Company believes it will use the name indefinitely. For the 2006 acquisitions, a twenty-year amortization period has been assigned to the acquired contract rights and the acquired used laundry equipment has been assigned a life ranging from two to five years.

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

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

4.   Acquisitions (Continued)

The following unaudited pro forma operating results of the Company assume the 2006 acquisitions took place on January 1, 2005. Such information includes adjustments to reflect additional depreciation, amortization and interest expense, and is not necessarily indicative of what the results of operations would have been or the results of operations in future periods.

	Year Ended	Year Ended
	December 31, 2005	December 31, 2006
Net revenue	$271,451	$281,655
Net income	12,485	1,137
Net income per share:
Basic	$0.97	$0.09
Diluted	$0.94	$0.08

Throughout the year the Company made certain other acquisitions for a combined purchase price of $576 which was allocated to contract rights.

5.   Sale of Corporate Headquarters

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

6.   Long-Term Debt

In connection with the 2005 Acquisition, on January 10, 2005, the Company and various lenders entered into senior credit facilities consisting of an $80,000 term loan facility and a $120,000 revolving loan facility, each of which was to mature on January 10, 2010. We used $80,000 of the term loan facility (which was subsequently retired in August 2005 as discussed below) and approximately $93,400 of the revolving loan facility to finance the 2005 Acquisition, pay related costs and expenses, and repay the outstanding obligations under and terminate our 2003 senior credit facilities.

On August 16, 2005, the Company restructured its long-term debt by issuing senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. The maturity date of the notes is August 15, 2015. The senior credit facilities were amended to permit the offering of the notes and modify certain of the covenants applicable to the senior credit facilities. The proceeds from the senior notes, less financing costs, were used to retire the term loan and pay down the revolver under the senior credit facilities.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

6.   Long-Term Debt (Continued)

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments; (iii) entering into agreements that restrict distributions from restricted subsidiaries; (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries; (v) transactions with affiliates; (vi) incurrence of liens; (vii) sale/leaseback transactions and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at December 31, 2006.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at December 31, 2006.

Effective December 29, 2006, the Company amended its senior bank credit facilities, reducing the credit line to  $65,000 (with the option, subject to customary terms and conditions, to increase the line up to $100,000, in increments of not less than $10,000, over the life of the facility), reducing the interest rate on outstanding borrowings, modifying certain covenants and extending the maturity date to December 29, 2011. The senior credit facilities are collateralized by a blanket lien on all of our assets and our two main subsidiaries, Mac-Gray Services, Inc. and Intirion Corporation, as well as a pledge by us of all of the capital stock of our two subsidiaries. Borrowings outstanding under the revolving line of credit bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.00% to 1.50% (1.25% as of December 31, 2006) determined quarterly by reference to the funded debt ratio, or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

6.   Long-Term Debt (Continued)

announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.00% to 0.50% (0.25% as of December 31, 2006), determined and payable quarterly by reference to the funded debt ratio. Under the senior credit facilities, the Company pays a commitment fee equal to a percentage, ranging from 0.25% to 0.30%, determined and payable quarterly by reference to the funded debt ratio, of the average daily-unused portion of the revolver under the senior credit facility. This commitment fee percentage was 0.275% as of December 31, 2006.

As of December 31, 2006, there was $24,000 outstanding under the revolving line of credit and $760 in outstanding letters of credit under the senior credit facilities. The available balance under the revolving line of credit was $40,240 at December 31, 2006. The average interest rate on the borrowings outstanding under the senior credit facilities at December 31, 2006 was approximately 5.9%, including the applicable spread paid to the banks.

The credit agreement for the senior credit facilities includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that the Company was required to meet as of December 31, 2006 were 4.25 to 1.00, 1.10 to 1.00, and 2.50 to 1.00, respectively. The Company was in compliance with these and all other financial covenants at December 31, 2006.

The credit agreement for the senior credit facilities provides for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by the Company proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting the Company or any of its subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against the Company or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the credit agreement. There were no events of default under the senior credit facilities at December 31, 2006.

Unamortized financing costs of  $183, $668 and $73, related to amendments to the Company’s senior credit facilities, were expensed during the years ended December 31, 2004, 2005 and 2006, respectively.

The weighted average interest rates of the Company’s borrowings under the senior credit facilities at December 31, 2005 and 2006 were 5.44% and 5.94%, respectively.

Long-term debt also includes capital lease obligations on the company’s vehicles totaling $2,678 and $3,068 at December 31, 2005 and 2006, respectively.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

6.   Long-Term Debt (Continued)

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2007	$1,237
2008	893
2009	612
2010	326
2011	24,000
Thereafter	150,000
$177,068

7.   Derivative Instruments

The Company entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt. Concurrent with the reduction of the amounts due under the senior credit facilities, eight swap agreements previously designated as cash flow hedges ceased to qualify as such, of which four were terminated by the Company. The change in the fair value of the remaining four swap agreements that do not qualify for hedge accounting is recognized in the income statement in the period in which the change occurs. The change in the fair value of these four contracts resulted in a loss of $96 for the year ended December 31, 2006. One swap agreement continues to be designated as a cash flow hedge.

The table below outlines the details of each remaining swap agreement:

				Notional
	Original			Amount
	Notional	Fixed/		December 31,	Expiration	Fixed
Date of Origin	Amount	Amortizing		2006	Date	Rate
June 24, 2003	$20,000	Amortizing		$10,000	Jun 30, 2008	2.34%
June 24, 2003	$20,000	Fixed		$20,000	Jun 30, 2008	2.69%
May 2, 2005	$17,000	Fixed	(1)	$—	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	(2)	$—	Dec 31, 2009	4.66%
May 2, 2005	$10,000	Fixed	(2)	$—	Dec 31, 2011	4.77%

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

The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2005 and 2006, the fair values of the Swap Agreements were $1,647 and $1,335, respectively. These amounts have been included in other assets on the consolidated balance sheets.

The changes in accumulated other comprehensive income relate entirely to the Company’s interest rate swap agreement which is accounted for as a cash flow hedge. If the Company were to change its hedging strategy, it would recognize a gain of approximately $336 based on the fair value of this Swap Agreement at December 31, 2006.

The components of other comprehensive income are as follows:

	For the years ended December 31,
	2004	2005	2006
Unrealized gain (loss) on derivative instruments	$622	$835	$(216)
Reclassification adjustment	1,368	(1,680)	—
Total other comprehensive income (loss) before income taxes	1,990	(845)	(216)
Income tax expense (benefit)	(796)	338	84
Total other comprehensive income (loss)	$1,194	$(507)	$(132)

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

8.   Prepaid Facilities Management Rent and Other Current Assets

Prepaid facilities management rent and other current assets consist of the following:

	December 31,
	2005	2006
Prepaid facilities managment rent	$3,576	$3,852
Supplies	2,997	2,749
Leases receivable	1,259	727
Interest receivable	—	90
Due from vendor	—	604
Sales tax reimbursement	—	107
Income tax receivable	1,138	3,406
Prepaid insurance	392	641
Other	524	775
	$9,886	$12,951

9.   Prepaid Facilities Management Rent and Other Assets

Prepaid facilities management rent and other assets consist of the following:

	December 31,
	2005	2006
Prepaid facilities managment rent	$8,508	$10,032
Leases receivable	1,301	1,005
Notes receivable	478	303
Deposits	593	851
Derivative instruments	1,647	1,335
Other	650	508
	$13,177	$14,034

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

10.   Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Estimated	December 31
	Useful Life	2005	2006
Facilities management equipment	5-10 years	$214,588	$211,750
Facilities management improvements	7-10 years	11,078	12,110
Buildings and improvements	15-39 years	1,479	1,607
Furniture, fixtures and computer equipment	2-7 years	12,321	13,362
Trucks and autos	3-5 years	6,699	7,525
Tooling costs	3 years	422	422
Land and improvements	—	77	77
		246,664	246,853
Less: accumulated depreciation		131,630	131,463
		115,034	115,390
Facilities management equipment, not yet placed in service		3,425	3,264
Property, plant and equipment, net		$118,459	$118,654

During 2006, the Company reduced the cost and accumulated depreciation of facilities management equipment by approximately $12,776 representing assets that were fully depreciated and no longer in service at year end.

Depreciation of property, plant and equipment totaled $19,254, $26,409 and $29,615 for the years ended December 31, 2004, 2005 and 2006, respectively.

At December 31, 2005 and 2006, trucks and autos included $6,577 and $7,463, respectively, of equipment under capital lease with an accumulated amortization balance of $3,899 and $4,395, respectively.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

11.   Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2005
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$37,718		$37,718
Product Sales	223		223
	$37,941		$37,941
Intangible assets:
Facilities Management:
Trade Name	$12,650	$—	$12,650
Non-compete agreements	4,580	4,095	485
Contract rights	109,755	12,344	97,411
Product Sales:
Customer lists	1,451	734	717
Deferred financing costs	5,923	393	5,530
	$134,359	$17,566	$116,793

	As of December 31, 2006
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$38,231		$38,231
Product Sales	223		223
	$38,454		$38,454
Intangible assets:
Facilities Management:
Trade Name	$12,650	$—	$12,650
Non-compete agreements	4,041	3,861	180
Contract rights	125,437	18,290	107,147
Product Sales:
Customer lists	1,451	830	621
Deferred financing costs	5,996	1,051	4,945
	$149,575	$24,032	$125,543

Included in Intangible Assets is the deferred tax benefit of the difference between the book and tax basis of the assets acquired in the 2005 Acquisition. The Intangible Asset is amortized over 15 years as the tax benefit is realized.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

11.   Goodwill and Intangible Assets (Continued)

Estimated future amortization expense of intangible assets consists of the following:

2007	$7,308
2008	7,263
2009	7,158
2010	6,953
2011	6,587
Thereafter	75,309
$110,578

Amortization expense of intangible assets for the years ended December 31, 2004, 2005 and 2006 was $2,540, $6,117 and $7,130, respectively.

12.   Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2005	2006
Accrued interest	$4,508	$4,448
Accrued salaries/benefits	145	248
Accrued partnership note	1,284	—
Accrued commission/bonuses	2,237	2,514
Accrued expenses on corporate office buildout	539	—
Accrued warranty	268	216
Deferred service revenue	84	29
Deferred smart card revenue	925	456
Accrued rent	—	446
Current portion of deferred retirement obligation	104	104
Accrued professional fees	261	498
Accrued personal property taxes	783	816
Accrued sales tax	470	417
Accrued benefit insurance	635	941
Other accrued expenses	229	312
	$12,472	$11,445

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

13.   Deferred Retirement Obligation

The deferred retirement obligation at December 31, 2005 and 2006 relates to payments due to a former shareholder of the Company in connection with a retirement agreement, which provides for annual payments of $104 until the death of the former shareholder. The liability has been estimated based upon the life expectancy of the former shareholder utilizing actuarial tables.

14.   Income Taxes

The provision for state and federal income taxes consists of the following:

	Years Ended December 31,
	2004	2005	2006
Current state	$299	$1,074	$(223)
Deferred state	714	623	340
Current federal	170	5,368	(380)
Deferred federal	2,751	1,498	410
Total income taxes	$3,934	$8,563	$147

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities at December 31:

	2005	2006
Current deferred tax assets (liabilities):
Derivative instrument interest	$(430)	$—
Accounts receivable	183	161
Inventory	139	161
Accrued bonus	569	574
Deferred compensation	128	41
Warranty Reserve	139	—
Long term lease receivable reserve	48	—
Other	133	24
	909	961
Non-current deferred tax liabilities (assets):
Depreciation	23,427	22,077
Amortization	3,977	6,874
Sales-type leases	1,235	481
Derivative instrument interest	—	392
Other	371	(204)
	29,010	29,620
Net deferred tax liabilities	$28,101	$28,659

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

14.   Income Taxes (Continued)

For the years ended December 31, 2004, 2005 and 2006 the statutory income tax rate differed from the effective rate primarily as a result of the following differences:

	2004	2005	2006
Taxes computed at federal statutory rate	34.0%	35.0%	34.0%
State income taxes, net of federal benefit	6.7	5.3	7.8
Tax return reassessments and settlements	—	—	(40.0)
Meals & entertainment	0.7	0.5	10.1
Other	1.4	0.7	2.8
Income tax provision	42.8%	41.5%	14.7%

A valuation allowance against the deferred tax assets at the balance sheet date is not considered necessary because the deferred tax asset will, more likely than not, be fully realized.

During February of 2007, the Company received notice that the Internal Revenue Service (IRS) will be auditing the 2004 tax return. Any impact on the Corporation’s liability for income taxes cannot presently be determined, but the Corporation believes adequate provision has been made for potential adjustments.

15.   Preferred Stock Purchase Rights

Pursuant to the terms of a Shareholder Rights Agreement (the “Rights Agreement”), the Board of Directors declared a distribution on June 15, 1999 of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of Common Stock of the Company (the “Common Stock”). Under certain circumstances, each Right entitles the holder thereof to purchase from the Company a unit consisting of one ten thousandth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, par value $.01 per share (the “Preferred Stock”), at a cash exercise price of $80.00 per Unit, subject to adjustment. The Rights are not exercisable and are attached to and trade with all shares of Common Stock until the earlier to occur of (i) 10 days following the first public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock (an “Acquiring Person”) ( the date of said announcement being referred to as the “Stock Acquisition Date”), (ii) 10 business days following the commencement of a tender offer or exchange offer that could result upon its consummation in a person or group becoming the beneficial owner of 15% or more of the outstanding shares of Common Stock or (iii) the determination by the Board of Directors that any person is an “Adverse Person” as defined in the Rights Agreement. The Rights will expire at the close of business on June 15, 2009 (the “Expiration Date”), unless previously redeemed or exchanged by the Company as described below. The Rights are not entitled to vote or to receive dividends.

In the event that a Stock Acquisition Date occurs or the Board of Directors determines that a person is an Adverse Person, each Right will be entitled to receive upon exercise that number of Units of Preferred Stock of the Company having a market value of two times the exercise price of the Right. In the event that, at any time following the Stock Acquisition Date, (i) the Company merges with and into any other person, and the Company is not the continuing or surviving corporation, (ii) any person merges with and into the Company and the Company is the continuing or surviving corporation of such merger and, in

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

15.   Preferred Stock Purchase Rights (Continued)

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

16.   Segment Information

The Company operates four business units which are based on the Company’s different product and service categories: Laundry Facilities Management, Laundry Equipment Sales, MicroFridge® and Reprographics. These four business units constitute two reportable segments (“Facilities Management” and “Product Sales”). The Facilities Management segment includes two business units: Laundry Facilities Management and Reprographics. The Laundry Facilities Management business unit provides card- and coin-operated laundry equipment to multi-unit housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Reprographics business unit provides card- and coin-operated copiers to academic and public libraries. The Product Sales segment includes two business units: MicroFridge® and Laundry Equipment Sales. The MicroFridge® business unit revenue includes sales of its own patented and proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes hospitality and assisted living facilities, military housing and colleges and universities. The Laundry Equipment Sales business unit operates as a distributor of, and provides service to, commercial laundry equipment in public laundromats, as well as for institutional purchasers, including hospitals, hotels and the United States military for use in their own on-premise laundry facilities.

There are no intersegment revenues.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

16.   Segment Information (Continued)

The tables below present information about the operations of the reportable segments of Mac-Gray for the years ended December 31, 2004, 2005 and 2006. The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments. For comparative purposes the Company has reclassified its revenues and gross margins for the year ended December 31, 2004 into the Company’s current Facilities Management and Product Sales segments.

	For the years ended December 31,
	2004	2005	2006
Revenue:
Facilities management	$140,480	$214,816	$232,181
Product sales	42,214	45,807	47,146
Total	182,694	260,623	279,327
Gross margin:
Facilities management	26,833	41,818	43,533
Product sales	10,781	9,243	9,425
Total	37,614	51,061	52,958
Selling, general and administration expenses	25,130	31,450	35,663
Impairment of assets	—	—	2,502
Loss on early extinguishment of debt	183	668	73
Gain on sale of assets	(1,208)	(10,735)	(32)
(Gain) loss related to derivative instruments	—	(1,876)	96
Interest and other expenses, net	4,312	10,939	13,653
Income before provision for income taxes	$9,197	$20,615	$1,003

Certain operating expenses in 2004 and 2005 which were previously included in Cost of Facilities Management revenue have been reclassified to cost of sales for the Product Sales segment to conform to 2006’s presentation. The revised classification of $947 and $1,104 for the years ended December 31, 2004 and 2005, respectively,  consists of salaries, warehousing and other operating expenses that support the Laundry Equipment Sales business unit within the Product Sales segment.

The revised classification is as follows:

	For the Years Ended December 31,
	2004		2005
	As Reported	Reclassified	As Reported	Reclassified
Revenue:
Facilities management	$140,480	$140,480	$214,816	$214,816
Product sales	42,214	42,214	45,807	45,807
Total	182,694	182,694	260,623	260,623
Gross margin:
Facilities management	25,886	26,833	40,714	41,818
Product sales	11,728	10,781	10,347	9,243
Total	$37,614	$37,614	$51,061	$51,061

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

16.   Segment Information (Continued)

	December 31,
	2005	2006
Assets
Facilities management	$282,698	$293,749
Product sales	23,757	25,973
Total for reportable segments	306,455	319,722
Corporate(1)	17,553	18,321
Deferred income taxes	909	961
Total assets	$324,917	$339,004

(1)          Principally cash and cash equivalents, prepaid expenses and property, plant & equipment not included elsewhere.

17.   Commitments and Contingencies

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

Future minimum lease payments under non-cancelable operating and capital leases consist of the following:

	Capital	Operating
	Leases	Leases
Year ended December 31,
2007	$1,421	$2,459
2008	1,026	2,203
2009	704	2,009
2010	374	1,959
2011	—	1,598
Thereafter	—	5,462
	3,525	$15,690
Less: amount representing interest (LIBOR of 5.320% at December 31, 2006)	457
	3,068
Present value future minimum lease payments less amounts due within one year	1,245
Amounts due after one year	$1,823

Rent expense incurred by the Company under non-cancelable operating leases totaled $1,409, $2,439 and $3,221 for the years ended December 31, 2004, 2005 and 2006, respectively.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

17.   Commitments and Contingencies (Continued)

Guaranteed Facilities Management Rent Payments.   The Company operates card- and coin-operated facilities management laundry rooms under various lease agreements in which the Company is required to make minimum guaranteed rent payments to the respective lessors. The following is a schedule by years of future minimum guaranteed rent payments required under these lease agreements that have initial or remaining non-cancelable contract terms in excess of one year as of December 31, 2006:

2007	$7,362
2008	6,123
2009	4,851
2010	4,190
2011	2,840
Thereafter	4,353
$29,719

18.   Employee Benefit and Stock Plans

Retirement Plans.   The Company maintains a qualified profit-sharing/401(k) plan (the “Plan”) covering substantially all employees. The Company’s contributions to the Plan are at the discretion of the Board of Directors. Costs under the Plan amounted to $644, $1,046 and $1,122 for the years ended December 31, 2004, 2005 and 2006, respectively.

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

Employee options generally vest such that one third of the options will become exercisable on each of the first through third anniversaries of the date of grant of the options; however, the Administrator of the Stock Plans may determine, at its discretion, the vesting schedule for any option award. In the event of termination of the optionees’ relationship with the Company, vested options not yet exercised terminate within 90 days. The Stock Plans also provide for the automatic annual grant to each of the independent directors to purchase 7,500 shares of common stock. The non-qualified options granted to independent directors are exercisable immediately and will terminate on the tenth anniversary of the grant. The exercise prices are the fair market value of the shares underlying the options on the respective dates of the grants.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

18.   Employee Benefit and Stock Plans (Continued)

At December 31, 2006, the stock plans provide for the issuance of up to 2,607,769 shares of common stock. At December 31, 2006, approximately 1,966,720 shares of common stock were reserved for issuance under the Stock Plans, of which 1,210,640 shares were subject to outstanding options, 436,983 shares were issued pursuant to the exercise of option agreements and 319,097 remained available for issuance.

The following is a summary of stock option plan activity:

	2004		2005		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	1,055,400	$4.01	914,367	$4.24	1,123,284	$5.60
Granted	72,000	$6.43	363,200	$8.76	256,520	$11.77
Exercised	(172,833)	$3.61	(104,583)	$3.75	(129,967)	$4.54
Forfeited	(40,200)	$4.95	(49,700)	$7.55	(39,197)	$8.29
Outstanding, end of year	914,367	$4.24	1,123,284	$5.60	1,210,640	$6.93
Exercisable, end of year	719,035	$4.18	768,785	$4.35	817,860	$5.38

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
	at 12/31/06	Contractual Life	Price	at 12/31/06	Price
$3.00 - $4.54	511,720	4.78	$3.55	511,720	$3.55
$4.55 - $7.56	97,100	7.08	$5.50	90,900	$5.44
$7.57 - $10.00	339,300	7.42	$8.70	159,240	$8.66
$10.01 - $15.13	262,520	9.38	$11.77	56,000	$12.60
	1,210,640	6.70	$6.93	817,860	$5.38

Mac-Gray Corporation 2001 Employee Stock Purchase Plan.   The Company established the Mac-Gray Corporation 2001 Employee Stock Purchase Plan (the “ESPP”) in May of 2001. Under the terms of the ESPP, eligible employees may have between 1% and 15% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the fair market value of the stock on, the lower of, the first day or the last day of each six month interval. Up to 200,000 shares may be offered pursuant to the ESPP. The plan includes certain restrictions, such as the holding period of the stock by employees. The number of shares of common stock purchased through the ESPP was 31,610 and 17,534 for the years ended December 31, 2005 and 2006, respectively. There have been 124,429 shares purchased since the inception of the plan. At December 31, 2005 and 2006 the Company had accumulated employee withholdings associated with this plan of $142 and $330 for acquisition of stock in 2006 and 2007, respectively.

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

19.   Earnings Per Share

	Year Ended December 31,
	2004	2005	2006
Net income	$5,263	$12,052	$856
Weighted average number of common shares outstanding—basic	12,702	12,864	13,008
Effect of dilutive securites:
Stock options	326	419	440
Weighted average number of common shares outstanding—diluted	13,028	13,283	13,448
Net income per share—basic	$0.41	$0.94	$0.07
Net income per share—diluted	$0.40	$0.91	$0.06

There were 57, 1, and 253 shares under option plans that were excluded from the computation of diluted earnings per share at December 31, 2004, 2005 and 2006, respectively, due to their anti-dilutive effects.

20.   Summary of Quarterly Financial Information (unaudited)

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

MAC-GRAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

20.   Summary of Quarterly Financial Information (unaudited) (Continued)

	Year Ended December 31, 2006
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
Revenue	$67,698	$69,019	$70,003	$72,607	$279,327
Cost of revenue	53,447	56,214	58,057	58,651	226,369
Gross margin	14,251	12,805	11,946	13,956	52,958
Operating expenses	8,674	9,107	8,105	12,320	38,206
Income from operations	5,577	3,698	3,841	1,636	14,752
Interest and other expense, net	(3,184)	(3,397)	(3,666)	(3,406)	(13,653)
Gain related to derivative instruments	542	383	(965)	(56)	(96)
Income before provision for income taxes	2,935	684	(790)	(1,826)	1,003
Provision for income taxes	1,181	275	(523)	(786)	147
Net income	$1,754	$409	$(267)	$(1,040)	$856
Net income per common share—basic	$0.14	$0.03	$(0.02)	$(0.08)	$0.07
Net income per common share—diluted	$0.13	$0.03	$(0.02)	$(0.08)	$0.06
Weighted average common shares outstanding—basic	12,944	12,984	13,034	13,070	13,008
Weighted average common shares outstanding—diluted	13,352	13,444	13,034	13,070	13,448

(1)          The sum of the quarterly earnings per share amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are computed independently of each other.

21.   Subsequent Events

On February 28, 2007, the Company acquired the laundry facilities management assets and distribution rights of a regional operator in the southeast for approximately $2,500 in cash. The purchase price allocation will be completed in the first quarter of 2007.

MAC-GRAY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2004, 2005, AND 2006

	Balance	Charged to		Balance
	Beginning	Cost and		at End
	of Year	Expenses	Deductions	of Year
Year Ended December 31, 2004:
Allowance for doubtful accounts and lease reserves	$935	$234	$(787)	$382
Year Ended December 31, 2005:
Allowance for doubtful accounts and lease reserves	$382	$329	$(123)	$588
Year Ended December 31, 2006:
Allowance for doubtful accounts and lease reserves	$588	$126	$(280)	$434