Form 10-Q
period 2007-03-31
MAC-GRAY CORP
filed 2007-05-10
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 7, 2007, 13,176,223 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.           Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	March 31,
	2006	2007

Assets
Current assets:
Cash and cash equivalents	$11,994	$11,722
Trade receivables, net of allowance for doubtful accounts	9,176	8,331
Inventory of finished goods, net	7,237	6,586
Prepaid facilities management rent and other current assets	13,912	12,984
Total current assets	42,319	39,623
Property, plant and equipment, net	118,654	117,202
Goodwill	38,454	38,454
Intangible assets, net	125,543	125,161
Prepaid facilities management rent and other assets	14,034	13,263
Total assets	$339,004	$333,703

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$1,245	$1,189
Trade accounts payable	10,447	7,209
Accrued facilities management rent	16,527	16,512
Accrued expenses	11,445	7,894
Deferred revenues and deposits	591	295
Total current liabilities	40,255	33,099
Long-term debt	174,000	174,000
Long-term capital lease obligations	1,823	1,680
Deferred income taxes	29,620	29,715
Other liabilities	1,666	973
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 13,077,694 outstanding at December 31, 2006, and 13,443,754 issued and 13,164,831 outstanding at March 31, 2007)	134	134
Additional paid in capital	70,553	70,963
Accumulated other comprehensive income	183	139
Retained earnings	24,571	25,896
	95,441	97,132
Less: common stock in treasury, at cost (366,060 shares at December 31, 2006 and 278,923 shares at March 31, 2007)	(3,801)	(2,896)
Total stockholders’ equity	91,640	94,236
Total liabilities and stockholders’ equity	$339,004	$333,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2006	2007

Revenue:
Facilities management revenue	$58,892	$60,060
Product sales	8,806	11,414
Total revenue	67,698	71,474

Cost of revenue:
Cost of facilities management revenue	38,434	39,155
Depreciation and amortization	8,151	9,044
Cost of product sales	6,862	8,452
Total cost of revenue	53,447	56,651

Gross margin	14,251	14,823

General and administration expenses	4,178	4,620
Sales and marketing expenses	4,021	4,403
Depreciation and amortization	381	392
(Gain) loss on sale or disposal of assets, net	94	(112)
Total operating expenses	8,674	9,303

Income from operations	5,577	5,520

Interest expense, net	(3,184)	(3,136)
Gain (loss) related to derivative instruments	542	(264)
Income before provision for income taxes	2,935	2,120

Provision for income taxes	1,181	866

Net income	$1,754	$1,254

Net income per common share - basic	$0.14	$0.10
Net income per common share – diluted	$0.13	$0.09
Weighted average common shares outstanding - basic	12,944	13,132
Weighted average common shares outstanding – diluted	13,352	13,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive			Treasury Stock
	Number		Paid In	(Loss)	Comprehensive	Retained	Number
	of shares	Value	Capital	Income	Income	Earnings	of shares	Cost	Total

Balance, December 31, 2006	13,443,754	$134	$70,553	$183		$24,571	366,060	$(3,801)	$91,640
Cumulative change related to the adoption of FIN 48	—	—	—	—		500	—	—	$500
	13,443,754	$134	$70,553	$183		$25,071	366,060	$(3,801)	$92,140
Net income	—	—	—	—	$1,254	1,254		—	$1,254
Other comprehensive loss:
Unrealized loss on derivative instrument, net of tax of $30 (Note 4)	—	—	—	(44)	(44)	—	—	—	$(44)
Comprehensive income	—	—	—	—	$1,210	—	—	—	—
Options exercised	—	—	—	—		(186)	(39,535)	411	$225
Stock issuance- Employee
Stock Purchase Plan						(14)	(31,554)	328	$314
Stock compensation expense	—	—	307	—		—	—	—	$307
Windfall tax benefit	—	—	103	—		—	—	—	$103
Stock grants	—	—	—	—		(229)	(16,048)	166	$(63)
Balance, March 31, 2007	13,443,754	$134	$70,963	$139		$25,896	278,923	$(2,896)	$94,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended
	March 31,
	2006	2007
Cash flows from operating activities:
Net income	$1,754	$1,254
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	8,532	9,436
Increase in allowance for doubtful accounts and lease reserves	29	30
(Gain) loss on sale of assets	94	(112)
Stock grants	15	(63)
(Gain) loss related to derivative instruments	(542)	264
Deferred income taxes	924	96
Non cash stock compensation	103	307
Decrease in accounts receivable	3,131	809
(Increase) decrease in inventory	(1,373)	890
(Increase) decrease in prepaid facilities management rent and other assets	(803)	1,570
Decrease in accounts payable, accrued facilities rent, accrued expenses and other liabilities	(3,500)	(6,997)
Decrease in deferred revenues and customer deposits	(294)	(296)
Net cash flows provided by operating activities	8,070	7,188

Cash flows from investing activities:
Capital expenditures	(5,177)	(5,174)
Payments for acquisitions	(11,554)	(2,730)
Proceeds from sale of assets	55	161
Net cash flows used in investing activities	(16,676)	(7,743)

Cash flows from financing activities:
Payments on capital lease obligations	(316)	(359)
Borrowings on revolving credit facility	16,000	6,000
Payments on revolving credit facility	(6,000)	(6,000)
Windfall tax benefit	77	103
Proceeds from exercise of stock options	143	225
Proceeds from issuance of common stock	—	314
Net cash flows provided by financing activities	9,904	283

Increase (decrease) in cash and cash equivalents	1,298	(272)
Cash and cash equivalents, beginning of period	11,046	11,994
Cash and cash equivalents, end of period	$12,344	$11,722

Supplemental disclosure of non-cash investing and financing activities: During the three months ended March 31, 2006 and 2007, the Company acquired various vehicles under capital lease agreements totaling $30 and $160, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of Mac-Gray Corporation (the “Company” or “Mac-Gray”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which are necessary to present fairly the Company’s financial position, the results of its operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2006 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K for the year ended December 31, 2006. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company generates the majority of its revenue from card and coin-operated laundry equipment located in 43 states throughout the United States, as well as the District of Columbia.  The Company’s principal customer base is the multi-unit housing market, which consists of apartments, condominium units, colleges and universities, military bases, hotels and motels. The Company also sells the MicroFridge® product lines, kitchen appliances and sells, services and leases commercial laundry equipment to commercial laundromats and institutions. The majority of the Company’s purchases of laundry equipment are from one supplier.

2.  Acquisitions

On February 28, 2007, the Company acquired the laundry facilities management assets and distribution rights of a regional operator in the Southeast United States.  This acquisition has been reflected in the accompanying condensed consolidated financial statements from the date of the acquisition, and has been accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“FAS 141”).  The total purchase price has been allocated to the acquired assets and liabilities, based on estimates of their related fair value.  A twenty-year amortization period has been assigned to the acquired contract rights, a ten year amortization period for the acquired distribution rights, and the acquired used laundry equipment has been assigned an average life of three years.

The total purchase price for this acquisition was allocated as follows:

Amount
Contract rights	$538
Distribution rights	1,586
Equipment	168
Inventory	239

Total Purchase Price	$2,531

The allocation of the purchase price is subject to the finalization of the asset valuations.

The following unaudited pro forma operating results of the Company assume the acquisition took place on January 1, 2006.  Such information includes adjustments to reflect additional depreciation, amortization and interest expense, and is not necessarily indicative of what the results of operations would have been or the results of operations in future periods.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2007

Net revenue	$68,554	$72,044
Net income	1,783	1,273
Net income per share:
Basic	$0.14	$0.10
Diluted	$0.13	$0.09

During the quarter, the Company made certain other acquisitions for a combined purchase price of $199, which was allocated to contract rights.

3.  Long Term Debt

Effective December 29, 2006, the Company amended its senior bank credit facilities, reducing the credit line to $65,000 (with the option, subject to customary terms and conditions, to increase the line up to $100,000, in increments of not less than $10,000, over the life of the facility), reducing the interest rate on outstanding borrowings, modifying certain covenants and extending the maturity date to December 29, 2011. The senior credit facilities are collateralized by a blanket lien on all of our assets and our two main subsidiaries, Mac-Gray Services, Inc. and Intirion Corporation, as well as a pledge by the Company of all of the capital stock of its two subsidiaries. Borrowings outstanding under the revolving line of credit bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.00% to 1.50% (1.25% as of March 31, 2007) determined quarterly by reference to the funded debt ratio, or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.00% to 0.50% (0.25% as of March 31, 2007), determined and payable quarterly by reference to the funded debt ratio.  Under the senior credit facilities, the Company pays a commitment fee equal to a percentage, ranging from 0.25% to 0.30%,  determined and payable quarterly by reference to the funded debt ratio, of the average daily-unused portion of the revolver under the senior credit facility. This commitment fee percentage was 0.275% as of March 31, 2007.

As of March 31, 2007, there was $24,000 outstanding under the revolving line of credit and $760 in outstanding letters of credit under the senior credit facilities. The available balance under the revolving line of credit was $40,240 at March 31, 2007.  The average interest rate on the borrowings outstanding under the senior credit facilities at December 31, 2006 and March 31, 2007 were 5.94% and 5.95%, respectively, including the applicable spread paid to the banks.

The credit agreement for the senior credit facilities includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that the Company was required to meet as of March 31, 2007 were 4.25 to 1.00, 1.10 to 1.00, and 2.50 to 1.00, respectively. The Company was in compliance with these and all other financial covenants at March 31, 2007.

The credit agreement for the senior credit facilities provides for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by the Company proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting the Company or any of its subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against the Company or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the credit agreement. There were no events of default under the senior credit facilities at March 31, 2007.

On August 16, 2005, the Company issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. The maturity date of the notes is August 15, 2015. The senior credit facilities were amended to permit the offering of the notes and modify certain of the covenants applicable to the senior credit facilities. The proceeds from the senior notes, less financing costs, were used to retire the term loan and pay down the revolver under the senior credit facilities.

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments; (iii) entering into agreements that restrict distributions from restricted subsidiaries; (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries; (v) transactions with affiliates; (vi) incurrence of liens; (vii) sale/leaseback transactions and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at March 31, 2007.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at March 31, 2007.

Long-term debt also includes capital lease obligations on the company’s vehicles totaling $3,068 and $2,869 at December 31, 2006 and March 31, 2007, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2007 (nine months)	$911
2008	928
2009	653
2010	371
2011	24,006
Thereafter	150,000
$176,869

4.  Derivative Instruments

The Company entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt. Concurrent with the reduction of the amounts due under the senior credit facilities, certain swap agreements previously designated as cash flow hedges ceased to qualify as such.  The change in the fair value of the four swap agreements that do not qualify for hedge accounting is recognized in the income statement in the period in which the change occurs. The change in the fair value of these four contracts resulted in a gain of $542 and a loss of $264 for the three months ended March 31, 2006 and 2007, respectively.  One swap agreement continues to be designated as a cash flow hedge.

The table below outlines the details of each remaining swap agreement:

				Notional
	Original			Amount
Date of	Notional	Fixed/		March 31,	Expiration	Fixed
Origin	Amount	Amortizing		2007	Date	Rate

June 24, 2003	$20,000	Amortizing		$9,286	Jun 30, 2008	2.34%
June 24, 2003	$20,000	Fixed		$20,000	Jun 30, 2008	2.69%
May 2, 2005	$17,000	Fixed		$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	(1)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	(1)	$—	Dec 31, 2011	4.77%

(1) Effective Date is June 30, 2008

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

The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2006 and March 31, 2007, the fair value of the Swap Agreements was $1,335 and $997, respectively. These amounts have been included in other assets on the condensed consolidated balance sheets.

The changes in accumulated other comprehensive income relate entirely to the Company’s interest rate swap agreement which is accounted for as a cash flow hedge. If the Company were to change its hedging strategy, it would recognize a gain of approximately $262 based on the fair value of this Swap Agreement at March 31, 2007.

The activity included in other comprehensive income for the three months ended March 31, 2006 and 2007 are as follows:

	For the three months ended
	March 31,	March 31,
	2006	2007

Unrealized gain (loss) on derivative instruments	$10	$(74)
Income tax expense	(1)	30
Total other comprehensive loss	$9	$(44)

5.  Goodwill and Other Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2006
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$38,231		$38,231
Product Sales	223		223
	$38,454		$38,454
Intangible assets:
Facilities Management:
Trade Name	$12,650	$—	$12,650
Non-compete agreements	4,041	3,861	180
Contract rights	125,437	18,290	107,147
Product Sales:
Customer lists	1,451	830	621
Deferred financing costs	5,996	1,051	4,945
	$149,575	$24,032	$125,543

	As of March 31, 2007
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$38,231		$38,231
Product Sales	223		223
	$38,454		$38,454
Intangible assets:
Facilities Management:
Trade Name	$12,650	$—	$12,650
Non-compete agreements	4,041	3,870	171
Contract rights	125,329	19,923	105,406
Distribution rights	1,586	13	1,573
Product Sales:
Customer lists	1,451	855	596
Deferred financing costs	5,996	1,231	4,765
	$151,053	$25,892	$125,161

Estimated future amortization expense of intangible assets consists of the following:

2007 (nine months)	$5,671
2008	7,517
2009	7,407
2010	7,187
2011	6,779
Thereafter	76,481
$111,042

Amortization expense of intangible assets for the three months ended March 31, 2006 and 2007 was $1,680 and $1,858, respectively.

6.  Income Taxes

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007.  FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  As a result of the implementation of FIN 48, the changes to the Company’s reserve for uncertain tax positions was accounted for as a $500 adjustment to increase the beginning balance of retained earnings on the Company’s balance sheet.  Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $893.  The net amount of $393, if recognized, would favorably affect the company’s effective tax rate.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  The Company has concluded all U.S. federal income tax matters for years through 2002.  The 2004 U.S. federal income tax return is currently under examination by the Internal Revenue Service. All material state and local income tax matters have been concluded for years through 2001.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had approximately $68 accrued for interest, and no accrual for penalties at the beginning of fiscal year 2007.  The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2007.

7.  Commitments and Contingencies

The Company is involved in various litigation proceedings arising in the normal course of business.  In the opinion of management, the Company’s ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations.

8.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Three Months Ended March 31, 2006
	Income	Shares
	(Numerator)	(Denominator)	Per Share Amount

Net income available to common stockholders - basic	$1,754	12,944	$0.14
Effect of dilutive securities:
Stock options	—	408	(0.01)
Net income available to common stockholders - diluted	$1,754	13,352	$0.13

	For the Three Months Ended March 31, 2007
	Income	Shares
	(Numerator)	(Denominator)	Per Share Amount

Net income available to common stockholders - basic	$1,254	13,132	$0.10
Effect of dilutive securities:
Stock options	—	425	(0.01)
Net income available to common stockholders - diluted	$1,254	13,557	$0.09

There were 21 and 225 shares under option plans that were excluded from the computation of diluted earnings per share at March 31, 2006 and 2007, respectively, due to their anti-dilutive effects.

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

There are no intersegment revenues.

The tables below present information about the operations of the reportable segments of Mac-Gray for the three months ended March 31, 2006 and 2007. The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments.

	For the three months ended
	March 31,
	2006	2007

Revenue:
Facilities management	$58,892	$60,060
Product sales	8,806	11,414
Total	67,698	71,474
Gross margin:
Facilities management	12,410	11,984
Product sales	1,841	2,839
Total	14,251	14,823
Selling, general, administration, depreciation and amortization expenses	8,580	9,415
(Gain) loss on sale of assets	94	(112)
Interest and other expenses, net	3,184	3,136
(Gain) loss related to derivative instruments	(542)	264
Income before provision for income taxes	$2,935	$2,120

	December 31, 2006	March 31, 2007
Assets:
Facilities management	$293,749	$288,853
Product sales	25,973	24,247
Total for reportable segments	319,722	313,100
Corporate (1)	18,321	19,643
Deferred income taxes	961	960
Total	$339,004	$333,703

(1)   Principally cash and cash equivalents, prepaid expenses and property, plant & equipment not included elsewhere.

10.  Stock Compensation

During the three months ended March 31, 2007, two grants of options for 224,547 shares were issued.  The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model.  The fair values of the stock options granted were estimated using the following components:

Fair value of options at grant date	$4.02 - $4.50
Risk free interest rate	4.62% - 4.78%
Estimated forfeiture rate	3% - 4%
Estimated option term	5 years
Expected volatility	23.82% - 23.86%

During the three-months ended March 31, 2007, the Company granted 69,288 shares of restricted stock with an average fair market value of $11.96 per share.  The stock vests evenly over three years upon the achievement of certain performance objectives to be determined by the Board of Directors at the beginning of each fiscal year.  Because the performance objectives for 2007 had not been achieved as of March 31, 2007, the restricted stock subject to vesting based upon the performance objectives for 2007 was not included in the computation of diluted earnings per share.

For the three months ended March 31, 2007, and 2006, income before taxes was reduced by a stock compensation expense of $343 and $103, respectively.  Additionally, the impact on net income was a reduction of $203 and $64, respectively, and a reduction in basic and diluted earnings per share of $0.01 for each respective period.  For the three months ended March 31, 2007 and 2006, cash flows from financing activities were increased (and cash flows from operations were correspondingly decreased) by $103 and $77, respectively, due to additions to the windfall tax pool.

The allocation of stock compensation expense is consistent with the allocation of the participants’ salary and other compensation expenses.

At March 31, 2007, options for 609,794 shares and 109,070 restricted shares have been granted but have not yet vested.  Compensation expense related to unvested options and restricted shares will be recognized in the following years:

2007 (nine months)	$1,050
2008	1,180
2009	678
2010	8
$2,916

11.  Product Warranties

The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs.  Actual costs have not exceeded the Company’s estimates.

The activity for the three months ended March 31, 2007 is as follows:

Accrued
Warranty

Balance, December 31, 2006	$456
Accruals for warranties issued	134
Settlements made (in cash or in kind)	(130)
Balance, March 31, 2007	$460

13. New Accounting Pronouncements

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

14.  Subsequent Events

On April 26, 2007, the Company acquired the laundry facilities management assets of a regional operator in New York for approximately $2,600.  The acquisition was funded using the Company’s senior credit facilities. The purchase price allocation will be completed in the second quarter of 2007.

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

•            actions of our controlling stockholders; and

•                                    those factors discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and our other filings with the Securities and Exchange Commission (“SEC”).

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

In this Quarterly Report on Form 10-Q, unless the context suggest otherwise, references to the “Company,” “Mac-Gray,” “we,” “us,” “our” and similar terms refer to Mac-Gray Corporation and its subsidiaries.  We have registered, applied to register or are using the following trademarks: MicroFridge®, MaytagDirect™, LaundryView™, PrecisionWash™, Intelligent Laundry Solutions™, LaundryLinx™, TechLinx™, VentSnake™, IntelliVault™, and Safe Plug™.  The following are trademarks of parties other than us: Maytag®, Amana®, Whirlpool® and Magic Chef®.

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

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base and predictable capital needs.  For the three months ended March 31, 2007, our total revenue was $71.5 million.  Approximately 84% of our total revenue and 81% of our gross margin for this period was generated by our facilities management segment.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of March 31, 2007, approximately 90% of our installed machine base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases.  Accordingly, our capital needs are predictable and largely within our control.  For the three months ended March 31, 2007, we incurred approximately $5.2 million of capital expenditures.  In addition, we paid approximately $418,000 of incentive payments in the first quarter of 2007 to property owners and property management companies in connection with securing our lease arrangements.

In addition, through our product sales segment, we generate revenue by selling commercial laundry equipment, our line of combination refrigerator/freezer/microwave oven units under the MicroFridge® brand and the full lines of Maytag®, Whirlpool®, Amana® and Magic Chef® domestic laundry and kitchen appliances under our MaytagDirectTM program.  For the three months ended March 31, 2007, our product sales segment generated approximately 16% of our total revenue and 19% of our gross margin.

Our financial objective is to maintain and enhance profitability by retaining existing customers, adding customers in areas in which we currently operate and selectively expanding our geographic footprint and density through acquisitions. One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. Within any given geographic area, Mac-Gray may compete with local independent operators, regional operators and multi-region operators, and one national operator as well as property owners and property management companies who self operate their laundry facilities. We devote substantial resources to our sales efforts and are focused on continued innovation in order to distinguish us from our competitors. Approximately 10% to 15% of our laundry room leases are up for renewal each year. Over the past five calendar years, we have retained approximately 97% of our total installed equipment base each year while adding approximately 4% per year to our revenue base through organic growth.

Recent Developments

On February 28, 2007, we acquired the laundry facilities management assets and distribution rights of a regional operator in the Southeast United States.

On April 26, 2007, we acquired the laundry facilities management assets of a regional operator in New York.

The combined cost of these acquisitions was approximately $5.2 million and was funded by borrowings under our senior credit facilities.  We estimate that the combined acquisitions will add approximately $4.7 million of annual revenue.

Results of Operations (Dollars in thousands)

Three months ended March 31, 2007 compared to three months ended March 31, 2006.

The information presented below for the three months ended March 31, 2006 and 2007 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended March 31,
			Increase	%
	2006	2007	(Decrease)	Change
Laundry facilities management	$58,171	$59,546	$1,375	2%
Reprographics revenue	721	514	(207)	-29%
Total facilities management revenue	58,892	60,060	1,168	2%
MicroFridge® revenue	5,367	8,093	2,726	51%
Laundry equipment sales revenue	3,439	3,321	(118)	-3%
Total product sales revenue	8,806	11,414	2,608	30%
Total revenue	$67,698	$71,474	$3,776	6%

Revenue

Total revenue increased by $3,776, or 6%, to $71,474 for the three months ended March 31, 2007 compared to $67,698 for the three months ended March 31, 2006

Facilities management revenue.  Total facilities management revenue increased by $1,168, or 2%, to $60,060 for the three months ended March 31, 2007 compared to $58,892 for the three months ended March 31, 2006. This increase is attributable to increases in revenue in the laundry facilities management business unit partially offset by a decrease in revenue in the reprographics business unit.

Within the facilities management segment, revenue in the laundry facilities management business unit increased by $1,375, or 2%, to $59,546 for the three months ended March 31, 2007 compared to $58,171 for the three months ended March 31, 2006. The increase in revenue for the three months ended March 31, 2007 is attributable to an increased installed base as well as the benefit of vend increases instituted in the latter half of 2006 and first quarter of 2007.

Revenue in the reprographics business unit decreased by $207, or 29%, to $514 for the three months ended March 31, 2007 compared to $721 for the three months ended March 31, 2006.  In the three months ended March 31, 2007 the reprographics business unit accounted for less than 1% of consolidated revenue. Due to the continued decline in revenue, in the fourth quarter of 2006, the Company took a non-cash impairment charge of $1.6 million, net of taxes related to the reprographics business. Revenue from this business unit is expected to continue to decline.

Product sales revenue.  Revenue from our product sales segment increased by $2,608 or 30% for the three months ended March 31, 2007 to $11,414 compared to $8,806 for the three months ended March 31, 2006.  The increase in revenue for the three months ended March 31, 2007 as compared to the same period in 2006 is attributable to an increase in sales in the MicroFridge® business unit partially offset by a decrease in the laundry equipment sales business unit.

Revenue in the MicroFridge® business unit increased by $2,726, or 51%, to $8,093 for the three months ended March 31, 2007 compared to $5,367 for the three months ended March 31, 2006. The increase in revenue for the three months ended March 31, 2007 compared to the same period in 2006 is primarily attributable to an increase in sales to the government market. Sales to the other MicroFridge® markets were not significantly changed from last year. Our sales to the government will continue to fluctuate based on shifting budget priorities as well as the timing of the release of funds for military housing initiatives.

Revenue in the laundry equipment sales business unit decreased by $118, or 3%, to $3,321 for the three months ended March 31, 2007 compared to $3,439 for the three months ended March 31, 2006. Sales in the laundry equipment sales business unit are sensitive to the strength of the economy, local economic factors, local permitting and the availability of financing to small businesses, and therefore tend to fluctuate significantly from quarter to quarter.

Cost of revenue

Cost of facilities management revenue.  Cost of facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue increased by $721, or 2%, to $39,155 for the three months ended March 31, 2007 as compared to $38,434 for the three months ended March 31, 2007. As a percentage of facilities management revenue, cost of facilities management revenue is consistent at 65% for the three months ended March 31, 2006 and 2007. Facilities management rent as a percentage of facilities management revenue was unchanged for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the laundry lease. The percentage of facilities management rent to facilities management revenue is also impacted by the facilities management rent rate structure in the reprographics business unit. Because this business unit has a much lower facilities management rent rate structure than the laundry facilities management business unit, the reduction in the size of the reprographics business unit through the non-renewal of leases could result in an increase in the overall facilities management rent as a percentage of revenue.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations increased by $893 or 11%, to $9,044 for the three months ended March 31, 2007 as compared to $8,151 for the three months ended March 31, 2006. The increase in depreciation and amortization for the three months ended March 31, 2007 as compared to the same period in 2006 is primarily attributable to the contract rights and equipment we acquired as part of our 2006 acquisitions.  Also contributing to the increased depreciation expense was new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts were renegotiated.

Cost of product sales.  Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® equipment and parts sold, as well as salaries and related warehousing expenses as part of the product sales segment.  Cost of product sales increased by $1,590, or 23%, to $8,452 for the three months ended March 31, 2007 as compared to $6,862 for the three months ended March 31, 2006.  As a percentage of sales, cost of product sales was 74% for the three months ended March 31, 2007, as compared to 78% for the three months ended March 31, 2006. The gross margin in the MicroFridge® business unit increased to 25% for the three month period ended March 31, 2007 as compared to 21% for the same period in 2006.  The gross margin in the MicroFridge® business unit is impacted by the mix of products and markets into which they sell.  Typically direct sales such as sales to the government achieve a higher margin than sales into distribution channels.  The gross margin in the laundry equipment sales business unit increased to 26% for the three-month period ended March 31, 2007 as compared to 20% for the same period in 2006. The increase in the margin is primarily attributable to the mix of products sold in 2007 compared to the mix of products sold in the corresponding period in 2006.

Operating expenses

General, administration, sales and marketing, and related depreciation and amortization expense.  General, administration, sales and marketing, and related depreciation and amortization expense increased by $835, or 10%, to $9,415 for the three months ended March 31, 2007 as compared to $8,580 for the three months ended March 31, 2006.  As a percentage of total revenue, general, administration, sales and marketing and related depreciation expenses was 13% for each of the three months ended March 31, 2007 and 2006.  The increase in expenses in the first quarter of 2007 compared to the same period in 2006 is attributable, in part, to non-cash stock compensation expense related to the adoption of a long-term incentive program of senior management, which was not in effect during the three months ended March 31, 2006.  Also contributing to the increase was additional audit fees in the first quarter of 2006 associated with the first year implementation of Section 404, Sarbanes-Oxley, and the timing of certain additional marketing expenses occurring in the first quarter of 2006.

Income from operations

Income from operations decreased by $57, or 1%, to $5,520 for the three months ended March 31, 2007 compared to $5,577 for the three months ended March 31, 2006 due primarily to the reasons discussed above.

Interest expense, net

Interest expense, net of interest income, decreased by $48, or 2%, to $3,136 for the three months ended March 31, 2007, as compared to $3,184 for the three months ended March 31, 2006. This slight decrease is due primarily to our ability to keep our debt balance level with the same period a year ago even while adding to our equipment base through acquisitions.  Also contributing to this decrease is an essentially level interest rate, after giving effect to our interest rate protection contracts, as compared to a year ago, and a lower applicable rate we pay to our bank group as a result of our amended credit facility agreement in December 2006.

Gain/Loss related to derivative instruments

We are party to interest rate swap agreements that we had accounted for as cash flow hedges. The fair value of these swaps had been included in other comprehensive income in the equity section of the balance sheet. As a result of the reduction in the amount outstanding under our senior credit facilities, certain swap agreements no longer qualified for cash flow hedge accounting treatment. The revised accounting treatment resulted in a loss of $264 and a gain of $542 in the income statement for the three months ended March 31, 2007 and 2006.

Provision for income taxes

The provision for income taxes decreased by $315, or 27% to $866 for the three months ended March 31, 2007 as compared to a provision of $1,181 for the three months ended March 31, 2006. The decrease is the net of a decrease in taxable income and a slight increase in the effective tax rate. The effective tax rate increased 0.7% to 40.9% from 40.2% for the three and nine months ended March 31, 2007, compared to the same period in 2006.

Net income

As a result of the foregoing, net income decreased by $500, or 29%, to $1,254 for the three months ended March 31, 2007 as compared to net income of $1,754 for the same period ending March 31, 2006.

Seasonality

We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 16% of our total facilities management revenue in 2006. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, our operating and capital expenditures have historically been higher during the third calendar quarter when we install a large amount of equipment while colleges and universities are generally on summer break. Product sales, principally of MicroFridge® products, to this market are typically higher during the third calendar quarter as compared to the rest of the calendar year, somewhat offsetting the seasonality effect of the laundry facilities management business unit.

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving loan facility described below.  Capital requirements for the year ending December 31, 2007, including contract incentive payments, are currently expected to be between $29,000 and $33,000.  In the three months ended March 31, 2007, spending on capital expenditures and contract incentives totaled $5,174 and $418, respectively.  The capital expenditures for 2007 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

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

Our current long-term liquidity needs are principally the repayment of the outstanding principal amounts of our long-term indebtedness, including borrowings under our senior credit facility and our senior notes. We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow were insufficient, then we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. We cannot make any assurances that such refinancings or amendments, if necessary, would be available on reasonable terms, if at all.

For the three months ended March 31, 2007, our source of cash was from financing and operating activities.  Our primary uses of cash for the three months ended March 31, 2007 were the acquisition of a regional laundry facility management operator, the purchase of new laundry machines and the semi-annual interest payment on our senior notes. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, including interest payments on outstanding indebtedness, capital expenditures and other working capital needs.

Operating Activities

For the three months ended March 31, 2007 and 2006, net cash flows provided by operating activities were $7,188 and $8,070, respectively. Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sales, and general, administration, sales and marketing expenses. The decrease for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 is attributable to ordinary changes in working capital, and a decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities of $6,997 compared to a decrease of $3,500 in 2006.  The change in working capital is primarily due to the timing of purchases of inventory, capital equipment and services, and when such expenditures are due to be paid. These decreases were partially offset by an increase in depreciation and amortization.  Depreciation and amortization expense increased primarily due to the assets acquired in our 2006 acquisitions, new equipment placed in service with customers, and the disposal of equipment with a remaining net book value.

Investing Activities

For the three months ended March 31, 2007 and 2006, net cash flows used in investing activities were $7,743 and $16,676, respectively. Of the 2007 total, $2,730 was used for acquisitions, and of the 2006 total, $11,554 was used for acquisitions.  Other capital expenditures for the first three months of 2007 and 2006, primarily laundry equipment for new and renewed lease locations, were $5,174 and $5,177, respectively.

Financing Activities

For the three months ended March 31, 2007 and 2006, net cash flows provided by financing activities were $283 and $9,904, respectively. Cash flows provided by financing activities consist primarily of net proceeds from bank borrowings and proceeds from the exercise of options and the issuance of stock through the employee stock purchase program. Cash flows provided by financing activities increased in the first quarter of 2006 due to borrowings to fund acquisitions.

Effective December 29, 2006, we amended our senior bank credit facilities, reducing the credit line to  $65,000 (with the option, subject to customary terms and conditions, to increase the line up to $100,000, in increments of not less than $10,000, over the life of the facility), reducing the interest rate on outstanding borrowings, modifying certain covenants and extending the maturity date to December 29, 2011. The senior credit facilities are collateralized by a blanket lien on all of our assets and our two main subsidiaries, Mac-Gray Services, Inc. and Intirion Corporation, as well as a pledge by us of all of the capital stock of our two subsidiaries. Borrowings outstanding under the senior credit facilities bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.00% to 1.50% (1.25% as of March 31, 2007), determined quarterly by reference to the funded debt ratio or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.00% to 0.50% (0.25% as of March 31, 2007), determined quarterly by reference to the funded debt ratio. The average interest rates of our borrowings under the senior credit facilities at March 31, 2006 and 2007 were 5.98% and 5.95%, respectively.

Under the senior credit facilities, we pay a commitment fee equal to a percentage, ranging from 0.25% to 0.30%, determined quarterly by reference to the funded debt ratio, of the average daily-unused portion of the senior credit facilities. This commitment fee percentage was 0.275% as of March 31, 2007.

The credit agreement for the senior credit facilities includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that we were required to meet as of March 31, 2007 were 4.25 to 1.00, 1.10 to 1.00, and 2.50 to 1.00, respectively. We were in compliance with these and all other financial covenants at March 31, 2007.

The credit agreement for the senior credit facilities provides for customary events of default, including, but not limited to:(i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by us proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting us or any of our subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against us or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the credit agreement. There were no events of default under the 2005 senior credit facilities at March 31, 2007.

As of March 31, 2007, there was $24,000 outstanding under the revolving line of credit and $760 in outstanding letters of credit under the senior credit facilities. The available balance under the revolving line of credit was $40,240 at March 31, 2007.

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

The terms of senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock; (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments; (iii) entering into agreements that restrict distributions from restricted subsidiaries; (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries; (v) transactions with affiliates; (vi) incurrence of liens; (vii) sale/leaseback transactions and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. We were in compliance with all financial covenants at March 31, 2007.

The terms of senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at March 31, 2007.

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

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of March 31, 2007 is as follows:

Fiscal	Long-term	Interest on	Facilities rent	Capital lease	Operating lease
Year	debt	senior notes	commitments	commitments	commitments	Total
2007	$—	$5,719	$6,815	$911	$1,844	$15,289
2008	—	11,438	7,648	928	2,203	22,217
2009	—	11,438	6,307	653	2,009	20,407
2010	—	11,438	5,441	371	1,959	19,209
2011	24,000	11,438	3,884	6	1,598	40,926
Thereafter	150,000	45,752	6,668	—	5,462	207,882
Total	$174,000	$97,223	$36,763	$2,869	$15,075	$325,930

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures. However, we may require external sources of financing for any significant future acquisitions.  Further, our senior credit facilities mature in December 2011.  The repayment of this facility may require external financing.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at March 31, 2007.

(in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Variable rate	$—	$—	$—	$—	$24,000	$—	$24,000
Average interest rate	0%	0%	0%	0%	5.95%	0%	5.95%

We entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with our debt. Concurrent with the reduction of the amounts due under the senior credit facilities, eight swap agreements previously designated as cash flow hedges ceased to qualify as such, of which four were terminated by the Company. The change in the fair value of the remaining four swap agreements that do not qualify for hedge accounting is recognized in the income statement in the period in which the change occurs.  The change in the fair value of these four contracts resulted in a loss of $264 for the three months ended March 31, 2007.  One swap agreement continues to be designated as a cash flow hedge.

The table below outlines the detail of each remaining interest rate swap agreement:

				Notional
	Original			Amount
Date of	Notional	Fixed/		March 31,	Expiration	Fixed
Origin	Amount	Amortizing		2007	Date	Rate

June 24, 2003	$20,000	Amortizing		$9,286	Jun 30, 2008	2.34%
June 24, 2003	$20,000	Fixed		$20,000	Jun 30, 2008	2.69%
May 2, 2005	$17,000	Fixed		$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	(1)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	(1)	$—	Dec 31, 2011	4.77%

(1) Effective Date is June 30, 2008

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

The fair value of the interest rate swap agreements is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At March 31, 2007, the fair values of the interest rate swap agreements were $997. This amount has been included in other assets on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2007 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter ending March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

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

MAC-GRAY CORPORATION
May 10, 2007	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)