Form 10-Q
period 2007-06-30
MAC-GRAY CORP
filed 2007-08-09
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 7, 2007, 13,242,790 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.                          Financial Statements

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	December 31,	June 30,
	2006	2007

Assets
Current assets:
Cash and cash equivalents	$11,994	$10,778
Trade receivables, net of allowance for doubtful accounts	9,176	8,337
Inventory of finished goods, net	7,237	8,106
Prepaid facilities management rent and other current assets	13,912	13,106
Total current assets	42,319	40,327
Property, plant and equipment, net	118,654	118,205
Goodwill	38,454	38,454
Intangible assets, net	125,543	125,427
Prepaid facilities management rent and other assets	14,034	14,031
Total assets	$339,004	$336,444

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$1,245	$1,376
Trade accounts payable	10,447	9,117
Accrued facilities management rent	16,527	14,786
Accrued expenses	11,445	10,746
Deferred revenues and deposits	591	77
Total current liabilities	40,255	36,102
Long-term debt	174,000	171,000
Long-term capital lease obligations	1,823	2,295
Deferred income taxes	29,620	29,937
Other liabilities	1,666	943
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 13,077,694 outstanding at December 31, 2006, and 13,443,754 issued and 13,214,456 outstanding at June 30, 2007)	134	134
Additional paid in capital	70,553	71,769
Accumulated other comprehensive income	183	112
Retained earnings	24,571	26,533
	95,441	98,548
Less: common stock in treasury, at cost (366,060 shares at December 31, 2006 and 229,298 shares at June 30, 2007)	(3,801)	(2,381)
Total stockholders’ equity	91,640	96,167
Total liabilities and stockholders’ equity	$339,004	$336,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007

Revenue:
Facilities management revenue	$56,579	$56,162	$115,471	$116,222
Product sales	12,440	13,053	21,246	24,467
Total revenue	69,019	69,215	136,717	140,689

Cost of revenue:
Cost of facilities management revenue	37,952	37,862	76,386	77,017
Depreciation and amortization	8,566	9,057	16,717	18,101
Cost of product sales	9,696	9,786	16,558	18,238
Total cost of revenue	56,214	56,705	109,661	113,356

Gross margin	12,805	12,510	27,056	27,333

General and administration expenses	4,558	4,422	8,736	9,042
Sales and marketing expenses	4,145	3,794	8,166	8,197
Depreciation and amortization	383	393	764	785
(Gain) loss on sale or disposal of assets, net	21	(12)	115	(124)
Total operating expenses	9,107	8,597	17,781	17,900

Income from operations	3,698	3,913	9,275	9,433

Interest expense, net	(3,397)	(3,122)	(6,581)	(6,258)
Gain related to derivative instruments	383	516	925	252
Income before provision for income taxes	684	1,307	3,619	3,427

Provision for income taxes	275	539	1,456	1,405

Net income	$409	$768	$2,163	$2,022

Net income per common share—basic	$0.03	$0.06	$0.17	$0.15
Net income per common share—diluted	$0.03	$0.06	$0.16	$0.15
Weighted average common shares outstanding—basic	12,984	13,185	12,964	13,159
Weighted average common shares outstanding—diluted	13,444	13,668	13,411	13,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands, except share data)

				Accumulated
				Other
				Compre-
	Common Stock		Additional	hensive	Compre-		Treasury Stock
	Number		Paid In	(Loss)	hensive	Retained	Number
	of shares	Value	Capital	Income	Income	Earnings	of shares	Cost	Total

Balance, December 31, 2006	13,443,754	$134	$70,553	$183		$24,571	366,060	$(3,801)	$91,640
Cumulative change related to the adoption of FIN 48	—	—	—	—		500	—	—	$500
	13,443,754	$134	$70,553	$183		$25,071	366,060	$(3,801)	$92,140
Net income	—	—	—	—	$2,022	2,022	—	—	$2,022
Other comprehensive loss:
Unrealized loss on derivative instrument, net of tax of $47 (Note 4)	—	—	—	(71)	(71)	—	—	—	$(71)
Comprehensive income	—	—	—	—	$1,951	—	—	—	—
Options exercised	—	—	—	—		(317)	(87,768)	912	$595
Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(14)	(31,554)	328	$314
Stock compensation expense	—	—	976	—		—	—	—	$976
Windfall tax benefit	—	—	233	—		—	—	—	$233
Stock grants	—	—	7	—		(229)	(17,440)	180	$(42)
Balance, June 30, 2007	13,443,754	$134	$71,769	$112		$26,533	229,298	$(2,381)	$96,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended
	June 30,
	2006	2007
Cash flows from operating activities:
Net income	$2,163	$2,022
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	17,481	18,886
(Decrease) increase in allowance for doubtful accounts and lease reserves	(11)	76
Loss (gain) on sale of assets	115	(124)
Stock grants	30	(42)
Gain related to derivative instruments	(925)	(252)
Deferred income taxes	1,345	318
Non cash stock compensation	594	976
Decrease in accounts receivable	1,818	764
Increase in inventory	(2,140)	(630)
(Increase) decrease in prepaid facilities management rent and other assets	(2,241)	479
Decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	(7,869)	(3,993)
Decrease in deferred revenues and customer deposits	(550)	(514)
Net cash flows provided by operating activities	9,810	17,966

Cash flows from investing activities:
Capital expenditures	(11,497)	(11,344)
Payments for acquisitions	(14,626)	(5,437)
Proceeds from sale of assets	84	186
Net cash flows used in investing activities	(26,039)	(16,595)

Cash flows from financing activities:
Payments on capital lease obligations	(652)	(729)
Borrowings on revolving credit facility	25,000	9,000
Payments on revolving credit facility	(9,000)	(12,000)
Windfall tax benefit	177	233
Proceeds from exercise of stock options	335	595
Proceeds from issuance of common stock	—	314
Net cash flows provided by (used in) financing activities	15,860	(2,587)

Decrease in cash and cash equivalents	(369)	(1,216)
Cash and cash equivalents, beginning of period	11,046	11,994
Cash and cash equivalents, end of period	$10,677	$10,778

Supplemental disclosure of non-cash investing and financing activities: During the six months ended June 30, 2006 and 2007, the Company acquired various vehicles under capital lease agreements totaling $834 and $1,332, respectively.

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

2. Acquisitions

On April 26, 2007, the Company acquired the laundry facilities management assets of a regional operator in upstate New York. On February 28, 2007, the Company acquired the laundry facilities management assets and distribution rights of a regional operator in the Southeast United States. These acquisitions have been reflected in the accompanying condensed consolidated financial statements from the dates of the acquisition, and have been accounted for as purchase business combinations in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“FAS 141”). The total purchase price of each of these acquisitions has been allocated to the acquired assets and liabilities, based on estimates of their related fair value. A twenty-year amortization period has been assigned to the acquired contract rights, a ten year amortization period for the acquired distribution rights, and the acquired used laundry equipment has been assigned an average life of two-seven years based upon physical evaluation of the equipment.

The total purchase price for each of these acquisitions was allocated as follows:

	February 28, 2007	April 26, 2007
Contract rights	$546	$2,134
Distribution rights	1,623	—
Equipment	170	526
Inventory	239	—
Total Purchase Price	$2,578	$2,660

The allocation of the purchase price for each of the 2007 acquisitions is subject to the finalization of the asset valuations.

The following unaudited pro forma operating results of the Company assume the acquisitions took place on January 1, 2006. Such information includes adjustments to reflect additional depreciation, amortization and interest expense, and is not necessarily indicative of what the results of operations would have been or the results of operations in future periods.

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Net revenue	$70,174	$69,415	$139,027	$141,459
Net income	506	828	2,309	2,087
Net income per share:
Basic	$0.04	$0.06	$0.18	$0.16
Diluted	$0.04	$0.06	$0.17	$0.15

During the six months ended June 30, 2007, the Company made certain other acquisitions for a combined purchase price of $199, which was allocated to contract rights.

3. Long Term Debt

Effective December 29, 2006, the Company amended its senior bank credit facilities, reducing the credit line to $65,000 (with the option, subject to customary terms and conditions, to increase the line up to $100,000, in increments of not less than $10,000, over the life of the facility), reducing the interest rate on outstanding borrowings, modifying certain covenants and extending the maturity date to December 29, 2011. The senior credit facilities are collateralized by a blanket lien on all of our assets and our two main subsidiaries, Mac-Gray Services, Inc. and Intirion Corporation, as well as a pledge by the Company of all of the capital stock of its two subsidiaries. Borrowings outstanding under the revolving line of credit bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.00% to 1.50% (1.25% as of June 30, 2007) determined quarterly by reference to the funded debt ratio, or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.50% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.00% to 0.50% (0.25% as of June 30, 2007), determined and payable quarterly by reference to the funded debt ratio. Under the senior credit facilities, the Company pays a commitment fee equal to a percentage, ranging from 0.25% to 0.30%, determined and payable quarterly by reference to the funded debt ratio, of the average daily-unused portion of the revolver under the senior credit facility. This commitment fee percentage was 0.275% as of June 30, 2007.

As of June 30, 2007, there was $21,000 outstanding under the revolving line of credit and $860 in outstanding letters of credit under the senior credit facilities. The available balance under the revolving line of credit was $43,140 at June 30, 2007. The average interest rate on the borrowings outstanding under the senior credit facilities at December 31, 2006 and June 30, 2007 were 5.94% and 5.82%, respectively, including the applicable spread paid to the banks.

The credit agreement for the senior credit facilities includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements, and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that the Company was required to meet as of June 30, 2007 were 4.25 to 1.00, 1.10 to 1.00, and

2.50 to 1.00, respectively. The Company was in compliance with these and all other financial covenants at June 30, 2007.

The credit agreement for the senior credit facilities provides for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by the Company proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting the Company or any of its subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against the Company or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the credit agreement. There were no events of default under the senior credit facilities at June 30, 2007.

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at June 30, 2007.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at June 30, 2007.

Capital lease obligations consist of the Company’s fleet vehicles totaling $3,068 and $3,671 at December 31, 2006 and June 30, 2007, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2007 (six months)	$710
2008	1,200
2009	937
2010	669
2011	21,155
Thereafter	150,000
$174,671

4. Derivative Instruments

The Company entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt. Concurrent with the reduction of the amounts due under the senior credit facilities, certain Swap Agreements previously designated as cash flow hedges ceased to qualify as such. The change in the fair value of the four Swap Agreements that do not qualify for hedge accounting is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a gain of $383 and $516 for the three months ended June 30, 2006 and 2007 and a gain of $925 and $252 for the six months ended June 30, 2006 and 2007, respectively. One Swap Agreement continues to be designated as a cash flow hedge.

The table below outlines the details of each remaining Swap Agreement:

				Notional
	Original			Amount
	Notional	Fixed/		June 30,	Expiration	Fixed
Date of Origin	Amount	Amortizing		2007	Date	Rate
June 24, 2003	$20,000	Amortizing		$8,572	Jun 30, 2008	2.34%
June 24, 2003	$20,000	Fixed		$20,000	Jun 30, 2008	2.69%
May 2, 2005	$17,000	Fixed		$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	(1)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	(1)	$—	Dec 31, 2011	4.77%

(1)             Effective Date is June 30, 2008

In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense, as calculated, is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company. If interest expense, as calculated, is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counter party to the Swap Agreements exposes the Company to credit loss in the event of non-performance, however, nonperformance is not anticipated.

The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2006 and June 30, 2007, the fair value of the Swap Agreements was $1,335 and $1,468, respectively. These amounts have been included in other assets on the condensed consolidated balance sheets.

The changes in accumulated other comprehensive income relate entirely to the Company’s interest rate Swap Agreement which is accounted for as a cash flow hedge. If the Company were to change its hedging strategy, it would recognize a gain of approximately $218 based on the fair value of this Swap Agreement at June 30, 2007.

The activity included in other comprehensive income is as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007
Unrealized loss on derivative instruments	$(19)	$(44)	$(9)	$(118)
Income tax expense	7	17	6	47
Total other comprehensive loss	$(12)	$(27)	$(3)	$(71)

5. Goodwill and Other Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2006
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$38,231		$38,231
Product Sales	223		223
	$38,454		$38,454
Intangible assets:
Facilities Management:
Trade Name	$12,650	$—	$12,650
Non-compete agreements	4,041	3,861	180
Contract rights	125,437	18,290	107,147
Product Sales:
Customer lists	1,451	830	621
Deferred financing costs	5,996	1,051	4,945
	$149,575	$24,032	$125,543

	As of June 30, 2007
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$38,231		$38,231
Product Sales	223		223
	$38,454		$38,454
Intangible assets:
Facilities Management:
Trade Name	$12,650	$—	$12,650
Non-compete agreements	4,041	3,881	160
Contract rights	127,465	21,576	105,889
Distribution rights	1,623	53	1,570
Product Sales:
Customer lists	1,451	879	572
Deferred financing costs	5,996	1,410	4,586
	$153,226	$27,799	$125,427

Estimated future amortization expense of intangible assets consists of the following:

2007 (six months)	$3,826
2008	7,607
2009	7,498
2010	7,297
2011	6,893
Thereafter	78,194
$111,315

Amortization expense of intangible assets for the six months ended June 30, 2006 and 2007 was $3,404 and $3,766, respectively.

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

8. Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
Net income	$409	$768	$2,163	$2,022

Weighted average number of common shares outstanding—basic	12,984	13,185	12,964	13,159
Effect of dilutive securities:
Stock options	460	483	447	461
Weighted average number of common shares outstanding—diluted	13,444	13,668	13,411	13,620

Net income per share—basic	$0.03	$0.06	$0.17	$0.15
Net income per share—diluted	$0.03	$0.06	$0.16	$0.15

There were 178 and 290 shares under option plans that were excluded from the computation of diluted earnings per share at June 30, 2006 and 2007, respectively, due to their anti-dilutive effects.

9. Segment Information

The Company operates four business units which are based on the Company’s different product and service categories: Laundry Facilities Management, Laundry Equipment Sales, MicroFridge® and Reprographics. These four business units have been aggregated into two reportable segments (“Facilities Management” and “Product Sales”). The Facilities Management segment includes two business units: Laundry Facilities Management and Reprographics. The Laundry Facilities Management business unit provides coin and card-operated laundry equipment to multi-unit housing facilities such as apartment buildings, colleges and universities, and public housing complexes. The Reprographics business unit provides coin and card-operated copiers to academic and public libraries. The Product Sales segment includes two business units: MicroFridge® and Laundry Equipment Sales. The MicroFridge® business unit revenue includes sales of its own patented and proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes hospitality and assisted living facilities, military housing and colleges and universities. The MicroFridge business unit also sells a full range of kitchen and laundry appliances. The Laundry Equipment Sales business unit operates as a distributor of, and provides service to, commercial laundry equipment in public laundromats, as well as for institutional purchasers, including hospitals, hotels and the United States military for use in their own on-premise laundry facilities.

There are no intersegment revenues.

The tables below present information about the operations of the reportable segments of Mac-Gray for the three and six months ended June 30, 2006 and 2007. The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments.

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Revenue:
Facilities management	$56,579	$56,162	$115,471	$116,222
Product sales	12,440	13,053	21,246	24,467
Total	69,019	69,215	136,717	140,689
Gross margin:
Facilities management	10,165	9,345	22,575	21,329
Product sales	2,640	3,165	4,481	6,004
Total	12,805	12,510	27,056	27,333
Selling, general, administration, depreciation and amortization expenses	9,086	8,609	17,666	18,024
(Gain) loss on sale of assets	21	(12)	115	(124)
Interest and other expenses, net	3,397	3,122	6,581	6,258
Gain related to derivative instruments	(383)	(516)	(925)	(252)
Income before provision for income taxes	$684	$1,307	$3,619	$3,427

	December 31, 2006	June 30, 2007
Assets:
Facilities management	$293,749	$290,792
Product sales	25,973	24,044
Total for reportable segments	319,722	314,836
Corporate(1)	18,321	20,648
Deferred income taxes	961	960
Total	$339,004	$336,444

(1)             Principally cash and cash equivalents, prepaid expenses and property, plant and equipment not included elsewhere.

10. Stock Compensation

During the six months ended June 30, 2007, grants of options for 290 shares were issued. The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model. The fair values of the stock options granted were estimated using the following components:

Fair value of options at grant date	$1.91–$5.62
Risk free interest rate	4.62%–4.98%
Estimated forfeiture rate	0%–4%
Estimated option term	1–6 years
Expected volatility	23.82%–25.45%

During the six months ended June 30, 2007, the Company granted 76 shares of restricted stock with an average fair market value of $12.19 per share. The stock vests evenly over three years upon the achievement of certain performance objectives to be determined by the Board of Directors or the Compensation Committee at the beginning of each fiscal year. Because the performance objectives for 2007 had not been achieved as of June 30, 2007, the restricted stock subject to vesting based upon the performance objectives for 2007 was not included in the computation of diluted earnings per share.

For the three months ended June 30, 2006 and 2007, income before taxes was reduced by a stock compensation expense of $490 and $726, respectively. The impact on net income was a reduction of $293 and $427, respectively, and a reduction in basic and diluted earnings per share of $0.02 and $0.03, respectively. For the six months ended June 30, 2006 and 2007, income before taxes was reduced by a stock compensation expense of $594 and $1,069, respectively. The impact on net income was a reduction of $355 and $631, respectively, and a reduction in basic earnings per share of $0.03 and $0.05, respectively and a reduction in diluted earnings per share of $0.03 and $0.05, respectively. For the six months ended June 30, 2006 and 2007, cash flows from financing activities were increased (and cash flows from operations were correspondingly decreased) by $177 and $233, respectively, due to additions to the windfall tax pool.

The allocation of stock compensation expense is consistent with the allocation of the participants’ salary and other compensation expenses.

At June 30, 2007, options for 476 shares and 116 restricted shares have been granted but have not yet vested. Compensation expense related to unvested options and restricted shares will be recognized in the following years:

2007 (six months)	$735
2008	1,302
2009	727
2010	16
$2,780

11. Product Warranties

The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs. Actual costs have not exceeded the Company’s estimates.

The activity for the six months ended June 30, 2007 is as follows:

Accrued
Warranty
Balance, December 31, 2006	$456
Accruals for warranties issued	67
Settlements made (in cash or in kind)	(163)
Balance, June30, 2007	$360

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

14. Subsequent Events

On August 8, 2007, the Company acquired the laundry facilities management assets of a regional operator in Maryland for approximately $43,000. The acquisition was funded using the accordion feature included in the Company’s senior credit facilities, which increased the total credit line to $85,000. The purchase price allocation will be completed in the third quarter of 2007.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Additional statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could,” “outlook” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements.  These forward-looking statements reflect our current views about future events and financial performance.  Investors should not rely on forward-looking statements because they are subject to a variety of factors that could cause actual results to differ materially from our expectations.  Factors that could cause or contribute to such differences include, but are not limited to, the following:

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

•              increases in multi-unit housing sector vacancy rates and condominium conversions;

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

•              actions of our controlling stockholders; and

•                                          those factors discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors” in our Annual Report on Form 10 K for the year ended December 31, 2006 and our other filings with the Securities and Exchange Commission (“SEC”).

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

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base, and predictable capital needs.  For the three and six months ended June 30, 2007, our total revenue was $69.2 million and $140.7 million, respectively.  Approximately 81% and 83% of our total revenue and 75% and 78% of our gross margin for these same three and six month periods were generated by our facilities management segment.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of June 30, 2007, approximately 90% of our installed machine base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases.  Accordingly, our capital needs are predictable and largely within our control.  For the three and six months ended June 30, 2007, we incurred approximately $6.1 million and $11.3 million, respectively, of capital expenditures.  In addition, we made incentive payments of approximately $819,000 and $1.2 million, respectively, in the three and six months ended June 30, 2007 to property owners and property management companies in connection with securing our lease arrangements.

In addition, through our product sales segment, we generate revenue by selling commercial laundry equipment, our line of combination refrigerator/freezer/microwave oven units under the MicroFridge® brand, and the full lines of Maytag®, Whirlpool®, Amana® and Magic Chef® domestic laundry and kitchen appliances under our MaytagDirectTM program.  For the three and six months ended June 30, 2007, our product sales segment generated approximately 19% and 17%, respectively, of our total revenue and 25% and 22%, respectively, of our gross margin.

Our financial objective is to maintain and enhance profitability by retaining existing customers, adding customers in areas in which we currently operate, and selectively expanding our geographic footprint and density through acquisitions. One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. Within any given geographic area, Mac-Gray may compete with local independent operators, regional operators and multi-region operators, and one national operator as well as property owners and property management companies who self operate their laundry facilities. We devote substantial resources to our sales efforts and are focused on continued innovation in order to distinguish us from our competitors. Approximately 10% to 15% of our laundry room leases are up for renewal each year. Over the past five calendar years, we have retained approximately 97% of our total installed equipment base each year while adding approximately 4% per year to our revenue base through organic growth.

Recent Developments

On August 8, 2007, we acquired the laundry facilities management assets of a regional operator in Maryland.  The cost of this acquisition was approximately $43,000 and was funded using the accordion feature included in the Company’s senior credit facilities, which increased the total credit line to $85,000.  We estimate that this acquisition will add approximately $25.0 million of annual revenue.

On April 26, 2007, we acquired the laundry facilities management assets of a regional operator in New York. The cost of this acquisition was approximately $2.7 million and was funded by borrowings under our senior credit facilities.  We estimate that the acquisition will add approximately $1.2 million of annual revenue.

Results of Operations (Dollars in thousands)

Three and six months ended June 30, 2007 compared to three and six months ended June 30, 2006.

The information presented below for the three and six months ended June 30, 2006 and 2007 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended June 30,				For the six months ended June 30,
			Increase	%			Increase	%
	2006	2007	(Decrease)	Change	2006	2007	(Decrease)	Change
Laundry facilities management	$55,939	$55,580	$(359)	-1%	$114,110	$115,126	$1,016	1%
Reprographics revenue	640	582	(58)	-9%	1,361	1,096	(265)	-19%
Total facilities management revenue	56,579	56,162	(417)	-1%	115,471	116,222	751	1%
MicroFridge® revenue	8,031	6,921	(1,110)	-14%	13,398	15,014	1,616	12%
Laundry equipment sales revenue	4,409	6,132	1,723	39%	7,848	9,453	1,605	20%
Total product sales revenue	12,440	13,053	613	5%	21,246	24,467	3,221	15%
Total revenue	$69,019	$69,215	$196	0%	$136,717	$140,689	$3,972	3%

Revenue

Total revenue increased by $196 to $69,215 for the three months ended June 30, 2007 compared to $69,019 for the three months ended June 30, 2006. Total revenue increased by $3,972 to $140,689 for the six months ended June 30, 2007 compared to $136,717 for the six months ended June 30, 2006.

Facilities management revenue.  Total facilities management revenue decreased by $417, or 1%, to $56,162 for the three months ended June 30, 2007 compared to $56,579 for the three months ended June 30, 2006. The decrease in revenue for the three months ended June 30, 2007 compared to the same period in 2006 is attributable to both a decrease in laundry facilities management revenue and a decrease in reprographic revenue. Total facilities management revenue increased by $751, or 1%, to $116,222 for the six months ended June 30, 2007 compared to $115,471 for the six months ended June 30, 2006.  This increase is attributable to an increase in revenue in the laundry facilities management business unit partially offset by a decrease in revenue in the reprographics business unit.

Within the facilities management segment, revenue in the laundry facilities management business unit decreased by $359, or 1%, to $55,580 for the three months ended June 30, 2007 compared to $55,939 for the three months ended June 30, 2006.  Revenue in the laundry facilities management business unit increased by $1,016, or 1%, to $115,126 for the six months ended June 30, 2007 compared to $114,110 for the six months ended June 30, 2006. The decrease in laundry facilities management revenue for the three months ended June 30, 2007 compared to the same period in 2006 is attributable, in part, to an increase in the vacancy rates in certain markets, particularly in the Southeast and the Southwest.  In addition, the increased rate of condominium conversions, primarily in the Southeast, has removed rental units from the market.  The increase in revenue for the six months ended June 30, 2007 is attributable to an increased installed base, the impact of acquisitions as well as the benefit of vend increases instituted in the latter half of 2006 and first quarter of 2007 which was tempered by the decrease in revenues in certain geographic markets.

Revenue in the reprographics business unit decreased by $58, or 9%, to $582 for the three months ended June 30, 2007 compared to $640 for the three months ended June 30, 2006.  Revenue in the reprographics business unit decreased by $265, or 19%, to $1,096 for the six months ended June 30, 2007 compared to $1,361 for the six months ended June 30, 2006.  In the three and six months ended June 30, 2007, the reprographics business unit accounted for less than 1% of consolidated revenue. Due to the continued decline in revenue, in the fourth quarter of 2006, the Company took a non-cash impairment charge of $1.6 million, net of taxes related to the reprographics business. Revenue from this business unit is expected to continue to decline.

Product sales revenue.  Revenue from our product sales segment increased by $613, or 5%, to $13,053 for the three months ended June 30, 2007 compared to $12,440 for the three months ended June 30, 2006.  Revenue from our product sales segment increased by $3,221, or 15%, to $24,467 for the six months ended June 30, 2007 compared to $21,246 for the six months ended June 30, 2006.  The increase in revenue for the three months ended June 30, 2007 as compared to the same period in 2006 is attributable to an increase in sales in the laundry equipment sales business unit partially offset by a decrease in the MicroFridge® business unit.  The increase in revenue for the six months ended June 30, 2007 as compared to the same period in 2006 is attributable to an increase in sales in both business units.

Revenue in the laundry equipment sales business unit increased by $1,723, or 39%, to $6,132 for the three months ended June 30, 2007 compared to $4,409 for the three months ended June 30, 2006. Revenue in the laundry equipment sales business unit increased by $1,605, or 20%, to $9,453 for the six months ended June 30, 2007 compared to $7,848 for the six months ended June 30, 2006. Sales in the laundry equipment sales business unit are sensitive to the strength of the economy, local economic factors, local permitting and the availability of financing to small businesses, and therefore have the potential to fluctuate significantly from quarter to quarter.  The increased sales in 2007 are, in part, the result of a focused marketing effort initiated in 2006.

Revenue in the MicroFridge® business unit decreased by $1,110, or 14%, to $6,921 for the three months ended June 30, 2007 compared to $8,031 for the three months ended June 30, 2006.  The hospitality and property management segments had experienced exceptionally strong growth in the three months ended June 30, 2006.  The sales to these segments for the three months ended June 30, 2007 returned to a more normal level but resulted in a significant decline from the level of activity in the quarter ended June 30, 2006. Revenue in this business unit increased by $1,616, or 12%, to $15,014 for the six months ended June 30, 2007 compared to $13,398 for the six months ended June 30, 2006.  The increase in revenue for the six months ended June 30, 2007 compared to the same period in 2006 is primarily attributable to an increase in sales to the government market partially offset by the aforementioned decline in the hospitality and property management markets.  Our sales to the government will continue to fluctuate based on shifting budget priorities as well as the timing of the release of funds for military housing initiatives.

Cost of revenue

Cost of facilities management revenue.  Cost of facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue decreased by $90, or less than 1%, to $37,862 for the three months ended June 30, 2007 as compared to $37,952 for the three months ended June 30, 2006. Cost of facilities management revenue increased by $631, or 1%, to $77,017 for the six months ended June 30, 2007 as compared to $76,386 for the six months ended June 30, 2006. As a percentage of facilities management revenue, cost of facilities management revenue is consistent at 67% for the three months ended June 30, 2006 and 2007 and 66% for the six months ended June 30, 2006 and 2007. Facilities management rent as a percentage of facilities management revenue was 49% for the three months ended June 30, 2007 as compared to 48% for the three months ended June 30, 2006. Facilities management rent as a percentage of facilities management revenue was 48% for the six months ended June 30, 2006 and 2007.  Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the laundry lease. The percentage of facilities management rent to facilities management revenue is also impacted by the facilities management rent rate structure in the reprographics business unit. Because this business unit has a much lower facilities management rent rate structure than the laundry facilities management business unit, the reduction in the size of the reprographics business unit through the non-renewal of leases could result in an increase in the overall facilities management rent as a percentage of revenue.

Depreciation and amortization related to operations.  Depreciation and amortization related to the Facilities Management operations increased by $493, or 6%, to $8,955 for the three months ended June 30, 2007 as compared to $8,462 for the three months ended June 30, 2006. Depreciation and amortization related to the Facilities Management operations increased by $1,366, or 8%, to $17,876 for the six months ended June 30, 2007 as compared to $16,510 for the six months ended June 30, 2006. The increase in depreciation and amortization for the three and six months ended June 30, 2007 as compared to the same periods in 2006 is primarily attributable to the contract rights and equipment we acquired as part of our 2006 and 2007 acquisitions.  Also contributing to the increased depreciation expense was new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts were renegotiated.

Cost of product sales.  Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® equipment and parts sold, as well as salaries and related warehousing expenses as part of the product sales segment.  Cost of product sales increased by $90, or 1%, to $9,786 for the three months ended June 30, 2007 as compared to $9,696 for the three months ended June 30, 2006 and by $1,680, or 10%, to $18,238 for the six months ended June 30, 2007 as compared to $16,558 for the six months ended June 30, 2006.  As a percentage of sales, cost of product sales was 75% for the three months ended June 30, 2007, as compared to 78% for the three months ended June 30, 2006 and 75% for the six months ended June 30, 2007, as compared to 78% for the six months ended June 30, 2006. The gross margin in the MicroFridge® business unit increased to 22% for the three months ended June 30, 2007 as compared to 21% for the same period in 2006 and to 24% for the six months ended June 30, 2007 as compared to 21% for the corresponding period in 2006.  The gross margin in the MicroFridge® business unit is impacted by the mix of products and markets into which they sell.  Typically direct sales such as sales to the government achieve a higher margin than sales into distribution channels.  The gross margin in the laundry equipment sales business unit increased to 28% for the three-month period ended June 30, 2007 as compared to 23% for the same period in 2006 and to 30% for the six month period ended June 30, 2007 as compared to 27% for the same period in 2006. The increase in the margin is primarily attributable to the mix of products sold in 2007 compared to the mix of products sold in the corresponding period in 2006.

Operating expenses

General, administration, sales and marketing, and related depreciation and amortization expense.  General, administration, sales and marketing, and related depreciation and amortization expense decreased by $477, or 5%, to $8,609 for the three months ended June 30, 2007 as compared to $9,086 for the three months ended June 30, 2006.  General, administration, sales and marketing, and related depreciation and amortization expense increased by $358, or 2%, to $18,024 for the six months ended June 30, 2007 as compared to $17,666 for the six months ended June 30, 2006.  As a percentage of total revenue, general, administration, sales and marketing and related depreciation expenses were 12% and 13% for the three months ended June 30, 2007 and 2006, respectively, and 13% for the six months ended June 30, 2007 and 2006.  The decrease in expenses in the second quarter of 2007 compared to the same period in 2006 is due primarily to a decrease in personnel related costs and lower professional fees related to compliance with Section 404 of Sarbanes-Oxley. The increase in expenses in the first six months of 2007 compared to the same period in 2006 is due primarily to a non-cash stock compensation expense related to the adoption of a long-term incentive program for certain members of management, which was not in effect during the full six months ended June 30, 2006.

Income from operations

Income from operations increased by $215, or 6%, to $3,913 for the three months ended June 30, 2007 compared to $3,698 for the three months ended June 30, 2006 and by $158, or 2%, to $9,433 for the six months ended June 30, 2007 compared to $9,275 for the six months ended June 30, 2006 due primarily to the reasons discussed above, especially the results of the product sales business unit.

Interest expense, net

Interest expense, net of interest income, decreased by $275, or 8%, to $3,122 for the three months ended June 30, 2007, as compared to $3,397 for the three months ended June 30, 2006.  For the six months ended June 30, 2007 interest expense decreased by $323, or 5%, to $6,258 compared to $6,581 for the six months ended June 30, 2006. This decrease is due primarily to our ability to lower our debt balance compared with the same period a year ago even while adding to our equipment base through acquisitions.  Also contributing to this decrease is a lower applicable rate we pay to our bank group as a result of our amended credit facility agreement, which was effective in December 2006.

Gain/Loss related to derivative instruments

We are party to interest rate Swap Agreements that we had accounted for as cash flow hedges. The fair value of these swaps had been included in other comprehensive income in the equity section of the balance sheet. As a result of the reduction in the amount outstanding under our senior credit facilities, certain Swap Agreements no longer qualified for cash flow hedge accounting treatment. The revised accounting treatment resulted in gains of $516 and $383 in the income statement for the three months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007, we recorded a gain of $252 compared to a gain of $925 for the six months ended June 30, 2006.

Provision for income taxes

The provision for income taxes increased by $264, or 96% to $539 for the three months ended June 30, 2007 compared to $275 for the three months ended June 30, 2006. The increase is the result of an increase in taxable income and an increase in the effective tax rate. The effective tax rate increased to 41.2% from 40.2% for the three months ended June 30, 2007, compared to the same period in 2006. The provision for income taxes decreased by $51, or 4% to $1,405 for the six months ended June 30, 2007 compared to $1,456 for the six months ended June 30, 2006. The decrease is the net of a decrease in taxable income and an increase in the effective tax rate. The effective tax rate increased to 41.0% from 40.2% for the six months ended June 30, 2007, compared to the same period in 2006.

Net income

As a result of the foregoing, net income increased by $359, or 88%, to $768 for the three months ended June 30, 2007 as compared to net income of $409 for the same period ending June 30, 2006.  Net income decreased by $141, or 7%, to $2,022 for the six months ended June 30, 2007 as compared to net income of $2,163 for the six months ended June 30, 2006.

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

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving loan facility described below.  Capital requirements for the year ending December 31, 2007, including contract incentive payments, are currently expected to be between $29,000 and $33,000.  In the six months ended June 30, 2007, spending on capital expenditures and contract incentives totaled $11,344 and $1,237, respectively.  The capital expenditures for 2007 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

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

For the six months ended June 30, 2007, our source of cash was from financing and operating activities.  Our primary uses of cash for the six months ended June 30, 2007 were the acquisition of regional laundry facilities management operators, the purchase of new laundry machines and the semi-annual interest payment on our senior notes. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, including interest payments on outstanding indebtedness, capital expenditures and other working capital needs.

Operating Activities

For the six months ended June 30, 2007 and 2006, net cash flows provided by operating activities were $17,966 and $9,810, respectively. Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sales, and general, administration, sales and marketing expenses. The change in working capital is primarily due to the timing of purchases of inventory, capital equipment and services, and when such expenditures are due to be paid.  The increase for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 is attributable to a smaller decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities of $3,993 in 2007 compared to a decrease of $7,869 in 2006 and a decrease in prepaid facilities management rent and other assets of $479 in 2007 compared to an increase of $2,241 in 2006. Depreciation and amortization expense increased primarily due to the assets acquired in our 2006 acquisitions, new equipment placed in service with customers, and the disposal of equipment with a remaining net book value.

Investing Activities

For the six months ended June 30, 2007 and 2006, net cash flows used in investing activities were $16,595 and $26,039, respectively.  Of the 2007 total, $5,437 was used for acquisitions, and of the 2006 total, $14,626 was used for acquisitions.  Other capital expenditures for the first six months of 2007 and 2006, primarily laundry equipment for new and renewed lease locations, were $11,344 and $11,497, respectively.

Financing Activities

For the six months ended June 30, 2007, net cash flows used in financing activities were $2,587. For the six months ended June 30, 2006, net cash flows provided by financing activities were $15,860.  Cash flows used in and provided by financing activities consist primarily of net proceeds from bank borrowings and proceeds from the exercise of options and the issuance of stock through the employee stock purchase program. Cash flows provided by financing activities increased in the first six months of 2006 due to borrowings to fund acquisitions.

Effective December 29, 2006, we amended our senior bank credit facilities, reducing the credit line to $65,000 (with the option, subject to customary terms and conditions, to increase the line up to $100,000, in increments of not less than $10,000, over the life of the facility), reducing the interest rate on outstanding borrowings, modifying certain covenants and extending the maturity date to December 29, 2011. The senior credit facilities are collateralized by a blanket lien on all of our assets and our two main subsidiaries, Mac-Gray Services, Inc. and Intirion Corporation, as well as a pledge by us of all of the capital stock of our two subsidiaries. Borrowings outstanding under the senior credit facilities bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.00% to 1.50% (1.25% as of June 30, 2007), determined quarterly by reference to the funded debt ratio or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.00% to 0.50% (0.25% as of June 30, 2007), determined quarterly by reference to the funded debt ratio. The average interest rates of our borrowings under the senior credit facilities at June 30, 2006 and 2007 were 6.53% and 5.82%, respectively.

Under the senior credit facilities, we pay a commitment fee equal to a percentage, ranging from 0.25% to 0.30%, determined quarterly by reference to the funded debt ratio, of the average daily-unused portion of the senior credit facilities. This commitment fee percentage was 0.275% as of June 30, 2007.

The credit agreement for the senior credit facilities includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv)the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements, and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that we were required to meet as of June 30, 2007 were 4.25 to 1.00, 1.10 to 1.00, and 2.50 to 1.00, respectively. We were in compliance with these and all other financial covenants at June 30, 2007.

The credit agreement for the senior credit facilities provides for customary events of default, including, but not limited to:(i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by us proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting us or any of our subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against us, or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the credit agreement. There were no events of default under the 2005 senior credit facilities at June 30, 2007.

As of June 30, 2007, there was $21,000 outstanding under the revolving line of credit and $860 in outstanding letters of credit under the senior credit facilities. The available balance under the revolving line of credit was $43,140 at June 30, 2007.

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

The terms of senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. We were in compliance with all financial covenants at June 30, 2007.

The terms of senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries, and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at June 30, 2007.

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

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of June 30, 2007 is as follows:

Fiscal	Long-term	Interest on	Facilities rent	Capital lease	Operating lease
Year	debt	senior notes	commitments	commitments	commitments	Total
2007 (6 mos.)	$—	$5,719	$4,728	$710	$1,373	$12,530
2008	—	11,438	8,168	1,200	2,561	23,367
2009	—	11,438	6,830	937	2,182	21,387
2010	—	11,438	5,882	669	2,042	20,031
2011	21,000	11,438	4,321	155	1,682	38,596
Thereafter	150,000	45,752	7,987	—	5,511	209,250
Total	$171,000	$97,223	$37,916	$3,671	$15,351	$325,161

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

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at June 30, 2007.

(in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Variable rate	$—	$—	$—	$—	$21,000	$—	$21,000
Average interest rate	0%	0%	0%	0%	5.82%	0%	5.82%

We entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with our debt. Concurrent with the reduction of the amounts due under the senior credit facilities, certain Swap Agreements previously designated as cash flow hedges ceased to qualify as such.  The change in the fair value of the four Swap Agreements that do not qualify for hedge accounting is recognized in the income statement in the period in which the change occurs.  The change in the fair value of these four contracts resulted in a gain of $252 for the six months ended June 30, 2007.  One Swap Agreement continues to be designated as a cash flow hedge.

The table below outlines the detail of each remaining interest rate Swap Agreement:

				Notional
	Original			Amount
Date of	Notional	Fixed/		June 30,	Expiration	Fixed
Origin	Amount	Amortizing		2007	Date	Rate

June 24, 2003	$20,000	Amortizing		$8,572	Jun 30, 2008	2.34%
June 24, 2003	$20,000	Fixed		$20,000	Jun 30, 2008	2.69%
May 2, 2005	$17,000	Fixed		$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	(1)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	(1)	$—	Dec 31, 2011	4.77%

(1)             Effective Date is June 30, 2008

In accordance with the interest rate Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to us.  If interest expense as calculated is greater based on the fixed rate, we pay the difference to the financial institution. Depending on fluctuations in the LIBOR, our interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counter party to the interest rate Swap Agreement exposes us to credit loss in the event of non-performance, however, nonperformance is not anticipated.

The fair value of the interest rate Swap Agreements is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At June 30, 2007, the fair values of the interest rate Swap Agreements were $1,468. This amount has been included in other assets on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2007 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the second quarter ending June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.                 Risk Factors

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.  The risks described in our annual report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4.                          Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting of stockholders on May 24, 2007.

(b) The following directors were elected:

Edward F. McCauley

David W. Bryan

Mary Ann Tocio

The following directors continued in office after the annual stockholders meeting:

Jerry A. Schiller

Thomas E. Bullock

Stewart G. MacDonald, Jr.

Christopher T. Jenny

(c) The only matter voted upon at the annual meeting was the election of three directors to hold office until the annual meeting of stockholders to be held in 2010 and until their respective successors are duly elected and qualified. The results of the vote were as follows:

Director	For	Withheld

Edward F. McCauley	11,946,313	586,124

David W. Bryan	12,319,763	212,674

Mary Ann Tocio	12,319,363	213,074

Item 6.                          Exhibits

Exhibits

31.1                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)             Filed herewith.

(2)             Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION

August 9, 2007	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)