Form 10-Q
period 2007-09-30
MAC-GRAY CORP
filed 2007-11-09
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
OR
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

As of November 5, 2007, 13,272,064 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.    Financial Statements

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	December 31,	September 30,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$11,994	$12,639
Trade receivables, net of allowance for doubtful accounts	9,176	10,810
Inventory of finished goods, net	7,237	6,622
Prepaid facilities management rent and other current assets	13,912	14,540
Total current assets	42,319	44,611
Property, plant and equipment, net	118,654	124,992
Goodwill	38,454	45,596
Intangible assets, net	125,543	156,361
Prepaid facilities management rent and other assets	14,034	14,736
Total assets	$339,004	$386,296

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$1,245	$1,413
Trade accounts payable	10,447	8,870
Accrued facilities management rent	16,527	17,007
Accrued expenses	11,445	9,512
Deferred revenues and deposits	591	808
Total current liabilities	40,255	37,610
Long-term debt	174,000	216,000
Long-term capital lease obligations	1,823	2,412
Deferred income taxes	29,620	30,511
Other liabilities	1,666	2,743
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 13,077,694 outstanding at December 31, 2006, and 13,443,754 issued and 13,264,397 outstanding at September 30, 2007)	134	134
Additional paid in capital	70,553	72,184
Accumulated other comprehensive income	183	60
Retained earnings	24,571	26,504
	95,441	98,882
Less: common stock in treasury, at cost (366,060 shares at December 31, 2006 and 179,357 shares at September 30, 2007)	(3,801)	(1,862)
Total stockholders’ equity	91,640	97,020
Total liabilities and stockholders’ equity	$339,004	$386,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenue:
Facilities management revenue	$55,770	$59,837	$171,241	$176,059
Product sales	14,233	16,688	35,479	41,155
Total revenue	70,003	76,525	206,720	217,214

Cost of revenue:
Cost of facilities management revenue	37,539	41,136	113,925	118,153
Depreciation and amortization	9,189	9,405	25,906	27,506
Cost of product sales	11,329	13,189	27,887	31,427
Total cost of revenue	58,057	63,730	167,718	177,086

Gross margin	11,946	12,795	39,002	40,128

General and administration expenses	4,039	4,232	12,775	13,274
Sales and marketing expenses	3,747	3,764	11,913	11,961
Depreciation and amortization	411	412	1,175	1,197
(Gain) loss on sale or disposal of assets, net	(92)	(120)	23	(244)
Total operating expenses	8,105	8,288	25,886	26,188

Income from operations	3,841	4,507	13,116	13,940

Interest expense, net	(3,666)	(3,586)	(10,247)	(9,844)
Loss related to derivative instruments	(965)	(986)	(40)	(734)
(Loss) income before provision for income taxes	(790)	(65)	2,829	3,362

Provision (benefit) for income taxes	(523)	(190)	933	1,215

Net (loss) income	$(267)	$125	$1,896	$2,147

Net (loss) income per common share – basic	$(0.02)	$0.01	$0.15	$0.16
Net (loss) income per common share — diluted	$(0.02)	$0.01	$0.14	$0.16
Weighted average common shares outstanding – basic	13,034	13,245	12,988	13,188
Weighted average common shares outstanding — diluted	13,034	13,670	13,414	13,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive			Treasury Stock
	Number		Paid In	(Loss)	Comprehensive	Retained	Number
	of shares	Value	Capital	Income	Income	Earnings	of shares	Cost	Total
Balance, December 31, 2006	13,443,754	$134	$70,553	$183		$24,571	366,060	$(3,801)	$91,640
Cumulative change related to the adoption of FIN 48	—	—	—	—		500	—	—	$500
	13,443,754	$134	$70,553	$183		$25,071	366,060	$(3,801)	$92,140
Net income	—	—	—	—	$2,147	2,147	—	—	$2,147
Other comprehensive loss:
Unrealized loss on derivative instrument, net of tax of $80 (Note 4)	—	—	—	(123)	(123)	—	—	—	$(123)
Comprehensive income	—	—	—	—	$2,024	—	—	—	—
Options exercised	—	—	—	—		(463)	(118,168)	1,228	$765
Stock issuance - Employee Stock Purchase Plan	—	—	—	—		(22)	(49,446)	514	$492
Stock compensation expense	—	—	1,318	—		—	—	—	$1,318
Windfall tax benefit	—	—	301	—		—	—	—	$301
Stock grants	—	—	12	—		(229)	(19,089)	197	$(20)
Balance, September 30, 2007	13,443,754	$134	$72,184	$60		$26,504	179,357	$(1,862)	$97,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2006	2007
Cash flows from operating activities:
Net income	$1,896	$2,147
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	27,081	28,703
Increase in allowance for doubtful accounts and lease reserves	17	70
Loss (gain) on sale of assets	23	(244)
Stock grants	51	(20)
Loss related to derivative instruments	40	734
Deferred income taxes	2,219	892
Non cash stock compensation	888	1,318
Increase in accounts receivable	(194)	(1,706)
(Increase) decrease in inventory	(1,156)	1,212
Increase in prepaid facilities management rent and other assets	(6,724)	(3,361)
Decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	(3,228)	(1,453)
(Decrease) increase in deferred revenues and customer deposits	(59)	217
Net cash flows provided by operating activities	20,854	28,509

Cash flows from investing activities:
Capital expenditures	(20,340)	(22,031)
Payments for acquisitions	(18,780)	(48,579)
Proceeds from sale of assets	200	353
Net cash flows used in investing activities	(38,920)	(70,257)

Cash flows from financing activities:
Payments on capital lease obligations	(1,029)	(1,165)
Borrowings on revolving credit facility	40,000	60,000
Payments on revolving credit facility	(21,000)	(18,000)
Windfall tax benefit	319	301
Proceeds from exercise of stock options	454	765
Proceeds from issuance of common stock	138	492
Net cash flows provided by financing activities	18,882	42,393

Increase in cash and cash equivalents	816	645
Cash and cash equivalents, beginning of period	11,046	11,994
Cash and cash equivalents, end of period	$11,862	$12,639

Supplemental disclosure of non-cash investing and financing activities: During the nine months ended September 30, 2006 and 2007, the Company acquired various vehicles under capital lease agreements totaling $982 and $1,922, respectively.

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

2.  Acquisitions

On August 8, 2007, the Company acquired the laundry facilities management assets of a regional operator in Maryland.  On April 26, 2007, the Company acquired the laundry facilities management assets of a regional operator in upstate New York.  On February 28, 2007, the Company acquired the laundry facilities management assets and distribution rights of a regional operator in the Southeast United States.  These acquisitions have been reflected in the accompanying condensed consolidated financial statements from the dates of the acquisition, and have been accounted for as purchase business combinations in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“FAS 141”).  The total purchase price of each of these acquisitions has been allocated to the acquired assets and liabilities, based on estimates of their related fair value.  A twenty-year amortization period has been assigned to the acquired contract rights, a ten year amortization period for the acquired distribution rights, and the acquired used laundry equipment has been assigned an average life of two to seven years based upon physical evaluation of the equipment.

The total purchase price for each of these acquisitions was allocated as follows:

	February 28, 2007	April 26, 2007	August 8, 2007
Contract rights	$546	$2,134	$31,000
Goodwill	—	—	7,142
Trade name	—	—	2,000
Distribution rights	1,623	—	—
Equipment	170	526	2,500
Inventory	239	—	358

Total Purchase Price	$2,578	$2,660	$43,000

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
Net revenue	$77,409	$78,987	$229,290	$233,551
Net income (loss)	(642)	(4)	1,189	1,523
Net income (loss) per share:
Basic	$(0.05)	$—	$0.09	$0.12
Diluted	$(0.05)	$—	$0.09	$0.11

During the nine months ended September 30, 2007, the Company made certain other acquisitions for a combined purchase price of $341, which was allocated to contract rights.

3.  Long Term Debt

Effective December 29, 2006, the Company amended its senior bank credit facilities, reducing the credit line to $65,000 (with the option, subject to customary terms and conditions, to increase the line up to $100,000, in increments of not less than $10,000, over the life of the facility), reducing the interest rate on outstanding borrowings, modifying certain covenants and extending the maturity date to December 29, 2011. Concurrent with the August 2007 acquisition, the Company increased its credit line to $85,000.  The senior credit facilities are collateralized by a blanket lien on all of our assets and our two main subsidiaries, Mac-Gray Services, Inc. and Intirion Corporation, as well as a pledge by the Company of all of the capital stock of its two subsidiaries. Borrowings outstanding under the revolving line of credit bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.00% to 1.50% (1.50% as of September 30, 2007) determined quarterly by reference to the funded debt ratio, or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.50% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.00% to 0.50% (0.50% as of September 30, 2007), determined and payable quarterly by reference to the funded debt ratio.  Under the senior credit facilities, the Company pays a commitment fee equal to a percentage, ranging from 0.25% to 0.30%, determined and payable quarterly by reference to the funded debt ratio, of the average daily-unused portion of the revolver under the senior credit facility. This commitment fee percentage was 0.30% as of September 30, 2007.

As of September 30, 2007, there was $66,000 outstanding under the revolving line of credit and $860 in outstanding letters of credit under the senior credit facilities. The available balance under the revolving line of credit was $18,140 at September 30, 2007.  The average interest rate on the borrowings outstanding under the senior credit facilities at December 31, 2006 and September 30, 2007 were 5.94% and 6.47%, respectively, including the applicable spread paid to the banks.

The credit agreement for the senior credit facilities includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements, and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that the Company was required to meet as of September 30, 2007 were 4.25 to 1.00, 1.10 to 1.00, and 2.50 to 1.00, respectively. The Company was in compliance with these and all other financial covenants at September 30, 2007.

The credit agreement for the senior credit facilities provides for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by the Company proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting the Company or any of its subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against the Company or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the credit agreement. There were no events of default under the senior credit facilities at September 30, 2007.

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at September 30, 2007.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at September 30, 2007.

Capital lease obligations on the Company’s fleet of vehicles totaled $3,068 and $3,825 at December 31, 2006 and September 30, 2007, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2007 (three months)	$367
2008	1,310
2009	1,070
2010	807
2011	66,271
Thereafter	150,000
$219,825

4.  Derivative Instruments

The Company entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt. Concurrent with the reduction of the amounts due under the senior credit facilities, certain Swap Agreements previously designated as cash flow hedges ceased to qualify as such.  The change in the fair value of the four Swap Agreements that do not qualify for hedge accounting is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a loss of $965 and $986 for the three months ended September 30, 2006 and 2007 and a loss of $40 and $734 for the nine months ended September 30, 2006 and 2007, respectively.  One Swap Agreement continues to be designated as a cash flow hedge.

The table below outlines the details of each remaining Swap Agreement:

				Notional
	Original			Amount
Date of	Notional	Fixed/		September 30,	Expiration	Fixed
Origin	Amount	Amortizing		2007	Date	Rate
June 24, 2003	$20,000	Amortizing		$7,857	Jun 30, 2008	2.34%
June 24, 2003	$20,000	Fixed		$20,000	Jun 30, 2008	2.69%
May 2, 2005	$17,000	Fixed		$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	(1)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	(1)	$—	Dec 31, 2011	4.77%

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

The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2006 and September 30, 2007, the fair value of the Swap Agreements was $1,335 and $398, respectively. These amounts have been included in other assets on the condensed consolidated balance sheets.

The changes in accumulated other comprehensive income relate entirely to the Company’s interest rate Swap Agreement which is accounted for as a cash flow hedge. If the Company were to change its hedging strategy, it would recognize a gain of approximately $133 based on the fair value of this Swap Agreement at September 30, 2007.

The activity included in other comprehensive income is as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
Unrealized loss on derivative instruments	$(147)	$(84)	$(156)	$(203)
Income tax expense	63	32	69	80
Total other comprehensive loss	$(84)	$(52)	$(87)	$(123)

5.  Goodwill and Other Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2006
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$38,231		$38,231
Product Sales	223		223
	$38,454		$38,454
Intangible assets:
Facilities Management:
Trade Name	$12,650	$—	$12,650
Non-compete agreements	4,041	3,861	180
Contract rights	125,437	18,290	107,147
Product Sales:
Customer lists	1,451	830	621
Deferred financing costs	5,996	1,051	4,945
	$149,575	$24,032	$125,543

	As of September 30, 2007
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$45,373		$45,373
Product Sales	223		223
	$45,596		$45,596
Intangible assets:
Facilities Management:
Trade Name	$14,650	$—	$14,650
Non-compete agreements	4,041	3,891	150
Contract rights	158,578	23,500	135,078
Distribution rights	1,623	93	1,530
Product Sales:
Customer lists	1,451	903	548
Deferred financing costs	5,996	1,591	4,405
	$186,339	$29,978	$156,361

5.  Goodwill and Other Intangible Assets (continued)

Estimated future amortization expense of intangible assets consists of the following:

2007 (three months)	$2,307
2008	9,182
2009	9,065
2010	8,872
2011	8,467
Thereafter	102,385
$140,278

Amortization expense of intangible assets for the nine months ended September 30, 2006 and 2007 was $5,275 and $5,945, respectively.

6.  Income Taxes

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007.  FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  As a result of the implementation of FIN 48, the changes to the Company’s reserve for uncertain tax positions was accounted for as a $500 adjustment to increase the beginning balance of retained earnings on the Company’s balance sheet.  Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $893.  The Company had estimated potential exposure for the year 2003.  As of September 15, 2007 the statute of limitations had expired and the reserve of $163 was no longer required.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  The Company has concluded all U.S. federal income tax matters for years through 2003.  The 2004 U.S. federal income tax return is currently under examination by the Internal Revenue Service. All material state and local income tax matters have been concluded for years through 2002.

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

8.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
Net (loss) income	$(267)	$125	$1,896	$2,147

Weighted average number of common shares outstanding – basic	13,034	13,245	12,988	13,188
Effect of dilutive securites:
Stock options	—	425	426	441
Weighted average number of common shares outstanding – diluted	13,034	13,670	13,414	13,629

Net (loss) income per share - basic	$(0.02)	$0.01	$0.15	$0.16
Net (loss) income per share - diluted	$(0.02)	$0.01	$0.14	$0.16

There were 216 and 557 shares under option plans that were excluded from the computation of diluted earnings per share at September 30, 2006 and 2007, respectively, due to their anti-dilutive effects.

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

There are no intersegment revenues.

9.  Segment Information (continued)

The tables below present information about the operations of the reportable segments of Mac-Gray for the three and nine months ended September 30, 2006 and 2007. The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenue:
Facilities management	$55,770	$59,837	$171,241	$176,059
Product sales	14,233	16,688	35,479	41,155
Total	70,003	76,525	206,720	217,214
Gross margin:
Facilities management	9,081	9,398	31,656	30,727
Product sales	2,865	3,397	7,346	9,401
Total	11,946	12,795	39,002	40,128
Selling, general, administration, depreciation and amortization expenses	8,197	8,408	25,863	26,432
(Gain) loss on sale of assets	(92)	(120)	23	(244)
Interest and other expenses, net	3,666	3,586	10,247	9,844
Loss related to derivative instruments	965	986	40	734
Income (loss) before provision for income taxes	$(790)	$(65)	$2,829	$3,362

	December 31,	September 30,
	2006	2007
Assets:
Facilities management	$293,749	$339,881
Product sales	25,973	25,723
Total for reportable segments	319,722	365,604
Corporate (1)	18,321	19,732
Deferred income taxes	961	960
Total	$339,004	$386,296

(1)   Principally cash and cash equivalents, prepaid expenses and property, plant and equipment not included elsewhere.

10.  Stock Compensation

During the nine months ended September 30, 2007, grants of options for 310 shares were issued.  The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model.  The fair values of the stock options granted were estimated using the following components:

Fair value of options at grant date	$1.91 -	$5.65
Risk free interest rate	4.25% -	4.98%
Estimated forfeiture rate	0% -	4%
Estimated option term	1 -	8 years
Expected volatility	23.82% -	26.36%

During the nine months ended September 30, 2007, the Company granted 76 shares of restricted stock with an average fair market value of $12.19 per share.  The stock vests evenly over three years upon the achievement of certain performance objectives to be determined by the Board of Directors or the Compensation Committee at the beginning of each fiscal year.  Because the performance objectives for 2007 had not been achieved as of September 30, 2007, the restricted stock subject to vesting based upon the performance objectives for 2007 was not included in the computation of diluted earnings per share.

For the three months ended September 30, 2006 and 2007, income before taxes was reduced by a stock compensation expense of $294 and $366, respectively.  The impact on net income was a reduction of $174 and $216, respectively, and a reduction in basic and diluted earnings per share of $0.01 and $0.02, respectively.  For the nine months ended September 30, 2006 and 2007, income before taxes was reduced by a stock compensation expense of $888 and $1,436, respectively.  The impact on net income was a reduction of $533 and $849, respectively, and a reduction in basic and diluted earnings per share of $0.04 and $0.06, respectively.  For the nine months ended September 30, 2006 and 2007, cash flows from financing activities were increased (and cash flows from operations were correspondingly decreased) by $319 and $301, respectively, due to additions to the windfall tax pool.

The allocation of stock compensation expense is consistent with the allocation of the participants’ salary and other compensation expenses.

At September 30, 2007, options for 484 shares and 116 restricted shares have been granted but have not yet vested.  Compensation expense related to unvested options and restricted shares will be recognized in the following years:

2007 (three months)	$366
2008	1,298
2009	742
2010	43
$2,449

11.  Product Warranties

The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs.  Actual costs have not exceeded the Company’s estimates.

The activity for the nine months ended September 30, 2007 is as follows:

Accrued
Warranty
Balance, December 31, 2006	$456
Accruals for warranties issued	151
Settlements made (in cash or in kind)	(254)
Balance, September 30, 2007	$353

12. New Accounting Pronouncements

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

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base, and predictable capital needs.  For the three and nine months ended September 30, 2007, our total revenue was $76.5 million and $217.2 million, respectively.  Approximately 78% and 81% of our total revenue and 73% and 77% of our gross margin for these same three and nine month periods were generated by our facilities management segment.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of September 30, 2007, approximately 90% of our installed machine base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases.  Accordingly, our capital needs are predictable and largely within our control.  For the three and nine months ended September 30, 2007, we incurred approximately $10.7 million and $22.0 million, respectively, of capital expenditures.  In addition, we made incentive payments of approximately $1.1 million and $2.3 million, respectively, in the three and nine months ended September 30, 2007 to property owners and property management companies in connection with securing our lease arrangements.

In addition, through our product sales segment, we generate revenue by selling commercial laundry equipment, our line of combination refrigerator/freezer/microwave oven units under the MicroFridge® brand, and the full lines of Maytag®, Whirlpool®, Amana® and Magic Chef® domestic laundry and kitchen appliances under our MaytagDirectTM program.  For the three and nine months ended September 30, 2007, our product sales segment generated approximately 22% and 19%, respectively, of our total revenue and 27% and 23%, respectively, of our gross margin.

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

Recent Developments

On August 8, 2007, we acquired the laundry facilities management assets of a regional operator in Maryland.  The cost of this acquisition was approximately $43.0 million in cash and was funded using borrowings under the Company’s senior credit facilities.  In connection with the acquisition, the Company increased the maximum availability under the credit facilities from $65.0 million to $85.0 million.  We estimate that this acquisition will add approximately $25.0 million of annual revenue.

Results of Operations (Dollars in thousands)

Three and nine months ended September 30, 2007 compared to three and nine months ended September 30, 2006.

The information presented below for the three and nine months ended September 30, 2006 and 2007 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended September 30,				For the nine months ended September 30,
			Increase	%			Increase	%
	2006	2007	(Decrease)	Change	2006	2007	(Decrease)	Change

Laundry facilities management	$55,281	$59,554	$4,273	8%	$169,391	$174,680	$5,289	3%
Reprographics revenue	489	283	(206)	-42%	1,850	1,379	(471)	-25%
Total facilities management revenue	55,770	59,837	4,067	7%	171,241	176,059	4,818	3%
MicroFridge® revenue	9,575	11,038	1,463	15%	22,973	26,052	3,079	13%
Laundry equipment sales revenue	4,658	5,650	992	21%	12,506	15,103	2,597	21%
Total product sales revenue	14,233	16,688	2,455	17%	35,479	41,155	5,676	16%
Total revenue	$70,003	$76,525	$6,522	9%	$206,720	$217,214	$10,494	5%

Revenue

Total revenue increased by $6,522, or 9%, to $76,525 for the three months ended September 30, 2007 compared to $70,003 for the three months ended September 30, 2006. Total revenue increased by $10,494, or 5%, to $217,214 for the nine months ended September 30, 2007 compared to $206,720 for the nine months ended September 30, 2006.

Facilities management revenue.  Total facilities management revenue increased by $4,067, or 7%, to $59,837 for the three months ended September 30, 2007 compared to $55,770 for the three months ended September 30, 2006. The increase in revenue for the three months ended September 30, 2007 compared to the same period in 2006 is primarily attributable to the revenue associated with the laundry facilities management business acquired from Hof Service Company, Inc. (“Hof”) on August 8, 2007, which accounted for $3,875, or 95%, of the total increase. Total facilities management revenue increased by $4,818, or 3%, to $176,059 for the nine months ended September 30, 2007 compared to $171,241 for the nine months ended September 30, 2006. The increase in revenue for the nine months ended September 30, 2007 compared to the same period in 2006 is primarily attributable to the revenue associated with the laundry facilities management business acquired from Hof, which accounted for $3,875, or 80%, of the total increase.

Within the facilities management segment, revenue in the laundry facilities management business unit increased by $4,273, or 8%, to $59,554 for the three months ended September 30, 2007 compared to $55,281 for the three months ended September 30, 2006.  Revenue in the laundry facilities management business unit increased by $5,289, or 3%, to $174,680 for the nine months ended September 30, 2007 compared to $169,391 for the nine months ended September 30, 2006. The increase in laundry facilities management revenue for the three and nine months ended September 30, 2007 compared to the same periods in 2006 is primarily attributable to the revenue associated with the laundry facilities management business acquired from Hof, which accounted for $3,875, or 91%, of the total increase for the three months ended September 30, 2007 and 73% of the total increase for the nine months ended September 30, 2007. The remaining increases are attributable primarily to the placement of additional laundry equipment in the field as well as selected vend price increases.  The increases were offset in part by reduced usage of the Company’s equipment in apartment building laundry rooms as a result of high apartment vacancy rates in certain markets, particularly in the Southeast and the Southwest.

Revenue in the reprographics business unit decreased by $206, or 42%, to $283 for the three months ended September 30, 2007 compared to $489 for the three months ended September 30, 2006.  Revenue in the reprographics business unit decreased by $471, or 25%, to $1,379 for the nine months ended September 30, 2007 compared to $1,850 for the nine months ended September 30, 2006.  In the three and nine months ended September 30, 2007, the reprographics business unit accounted for less than 1% of consolidated revenue. Due to the continued decline in revenue, in the fourth quarter of 2006, the Company took a non-cash impairment charge of $1.6 million, net of taxes related to the reprographics business. Revenue from this business unit is expected to continue to decline.

Product sales revenue.  Revenue from our product sales segment increased by $2,455, or 17%, to $16,688 for the three months ended September 30, 2007 compared to $14,233 for the three months ended September 30, 2006.  Revenue from our product sales segment increased by $5,676, or 16%, to $41,155 for the nine months ended September 30, 2007 compared to $35,479 for the nine months ended September 30, 2006.  The increases in revenue for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 are attributable to an increase in sales in both the laundry equipment sales business unit and the MicroFridge® business unit.

Revenue in the laundry equipment sales business unit increased by $992, or 21%, to $5,650 for the three months ended September 30, 2007 compared to $4,658 for the three months ended September 30, 2006. Revenue in the laundry equipment sales business unit increased by $2,597, or 21%, to $15,103 for the nine months ended September 30, 2007 compared to $12,506 for the nine months ended September 30, 2006. Sales in the laundry equipment sales business unit are sensitive to the strength of the economy, local economic factors, local permitting and the availability of financing to small businesses, and therefore have the potential to fluctuate significantly from quarter to quarter.  The increased sales in 2007 are, in part, the result of a focused marketing effort initiated in 2006.

Revenue in the MicroFridge® business unit increased by $1,463, or 15%, to $11,038 for the three months ended September 30, 2007 compared to $9,575 for the three months ended September 30, 2006.  The increase is attributable to improved sales in the academic and government sectors compared to sales for the same period in the prior year. Sales in the other sectors were essentially flat compared to the prior year. Revenue increased by $3,079, or 13%, to $26,052 for the nine months ended September 30, 2007 compared to $22,973 for the nine months ended September 30, 2006.  The increase in revenue for the nine months ended September 30, 2007 compared to the same period in 2006 is primarily attributable to an increase in sales to the government market and to a lesser extent, sales to the academic market, partially offset by a decline in the retail and property management markets.  Our sales to the government will continue to fluctuate based on shifting budget priorities as well as the timing of the release of funds for military housing initiatives.

Cost of revenue

Cost of facilities management revenue.  Cost of facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue increased by $3,597, or 10%, to $41,136 for the three months ended September 30, 2007 as compared to $37,539 for the three months ended September 30, 2006. Cost of facilities management revenue increased by $4,228, or 4%, to $118,153 for the nine months ended September 30, 2007 as compared to $113,925 for the nine months ended September 30, 2006. The increase is due, in part, to the increased revenue attributable to the Hof acquisition.  As a percentage of facilities management revenue, cost of facilities management revenue is 69% for the three months ended September 30, 2007 compared to 67% for the same period in 2006 and 67% for both the nine months ended September 30, 2007 and 2006, respectively. Facilities management rent as a percentage of facilities management revenue was 49% for the three months ended September 30, 2007 as compared to 48% for the three months ended September 30, 2006. Facilities management rent as a percentage of facilities management revenue was 49% for both the nine months ended September 30, 2007 and 2006.  Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the laundry lease. The percentage of facilities management rent to facilities management revenue is also impacted by the facilities management rent rate structure in the reprographics business unit. Because this business unit has a much lower facilities management rent rate structure than the laundry facilities management business unit, the reduction in the size of the reprographics business unit through the non-renewal of leases could result in an increase in the overall facilities management rent as a percentage of revenue.

Depreciation and amortization related to operations.  Depreciation and amortization related to the Facilities Management operations increased by $153, or 2%, to $9,303 for the three months ended September 30, 2007 as compared to $9,150 for the three months ended September 30, 2006. Depreciation and amortization related to the Facilities Management operations increased by $1,519, or 6%, to $27,179 for the nine months ended September 30, 2007 as compared to $25,660 for the nine months ended September 30, 2006. The increase in depreciation and amortization for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 is primarily attributable to the contract rights and equipment we acquired as part of our 2006 and 2007 acquisitions.  Also contributing to the increased depreciation expense was new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts were renegotiated.

Cost of product sales.  Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® equipment and parts sold, as well as salaries and related warehousing expenses as part of the product sales segment.  Cost of product sales increased by $1,860, or 16%, to $13,189 for the three months ended September 30, 2007 as compared to $11,329 for the three months ended September 30, 2006 and by $3,540, or 13%, to $31,427 for the nine months ended September 30, 2007 as compared to $27,887 for the nine months ended September 30, 2006.  As a percentage of sales, cost of product sales was 79% for the three months ended September 30, 2007, as compared to 80% for the three months ended September 30, 2006 and 76% for the nine months ended September 30, 2007, as compared to 79% for the nine months ended September 30, 2006. The gross margin in the MicroFridge® business unit decreased to 20% for the three months ended September 30, 2007 as compared to 21% for the same period in 2006 and increased to 22% for the nine months ended September 30, 2007 as compared to 21% for the corresponding period in 2006.  The gross margin in the MicroFridge® business unit is impacted by the mix of products and markets into which they sell.  The increase in academic sales, at a slightly lower margin than sales to other markets, negatively impacted the gross margin for the quarter ended September 30, 2007 compared to the corresponding period in 2006. The gross margin in the laundry equipment sales business unit increased to 22% for the three-month period ended September 30, 2007 as compared to 18% for the same period in 2006 and to 25% for the nine month period ended September 30, 2007 as compared to 20% for the same period in 2006. The increase in the margin is primarily attributable to the mix of products sold in 2007 compared to the mix of products sold in the corresponding period in 2006.

Operating expenses

General, administration, sales and marketing, and related depreciation and amortization expense.  General, administration, sales and marketing, and related depreciation and amortization expense increased by $211, or 3%, to $8,408 for the three months ended September 30, 2007 as compared to $8,197 for the three months ended September 30, 2006.  General, administration, sales and marketing, and related depreciation and amortization expense increased by $569, or 2%, to $26,432 for the nine months ended September 30, 2007 as compared to $25,863 for the nine months ended September 30, 2006.  As a percentage of total revenue, general, administration, sales and marketing and related depreciation expenses were 11% and 12% for the three months ended September 30, 2007 and 2006, respectively, and 12% and 13% for the nine months ended September 30, 2007 and 2006, respectively.  The increase in expenses in the third quarter of 2007 compared to the same period in 2006 is due primarily to an increase in personnel related costs partially offset by lower professional fees. The increase in expenses in the first nine months of 2007 compared to the same period in 2006 is due primarily to a non-cash stock compensation expense related to the adoption of a long-term incentive program for certain members of management, which was not in effect during the full nine months ended September 30, 2006.

Income from operations

Income from operations increased by $666, or 17%, to $4,507 for the three months ended September 30, 2007 compared to $3,841 for the three months ended September 30, 2006 and by $824, or 6%, to $13,940 for the nine months ended September 30, 2007 compared to $13,116 for the nine months ended September 30, 2006 due primarily to the reasons discussed above.

Interest expense, net

Interest expense, net of interest income, decreased by $80, or 2%, to $3,586 for the three months ended September 30, 2007, as compared to $3,666 for the three months ended September 30, 2006.  For the nine months ended September 30, 2007 interest expense decreased by $403, or 4%, to $9,844 compared to $10,247 for the nine months ended September 30, 2006. This decrease is due primarily to our ability to lower our weighted average debt balance compared with the same period a year ago even while adding to our equipment base through acquisitions.  Also contributing to this decrease is a lower applicable rate we pay to our bank group as a result of our amended credit facility agreement, which was effective in December 2006.

Loss related to derivative instruments

We are party to interest rate Swap Agreements that we had accounted for as cash flow hedges. The fair value of these swaps had been included in other comprehensive income in the equity section of the balance sheet. As a result of the reduction in the amount outstanding under our senior credit facilities, certain Swap Agreements no longer qualified for cash flow hedge accounting treatment. The revised accounting treatment resulted in the recording of losses of $986 and $965 in the income statement for the three months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007 and 2006, we recorded losses of $734 and $40, respectively.

Provision for income taxes

The benefit from income taxes decreased by $333, or 64%, to $190 for the three months ended September 30, 2007 as compared to $523 for the three months ended September 30, 2006.  The provision for income taxes increased by $282, or 30%, to $1,215 for the nine months ended September 30, 2007 compared to $933 for the nine months ended September 30, 2006.  The changes are the combination of a decrease in the pretax loss for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, an increase in pretax income for the nine months ended September 30, 2007 compared to the same period in 2006, an increase in the effective tax rate, and a reduction in the reserve for uncertain tax positions. The effective tax rate, without considering the impact of the reduction in the reserve, increased 1% to 42% from 41% and 1% from 40% to 41% respectively, for the three and nine months ended September 30, 2007 compared to the same periods in 2006.  The increases in the effective tax rates are due primarily to a change in the permanent tax items as a percent of taxable income.  Reductions in the reserve for uncertain tax positions further reduced the effective tax rates for the three and nine months ended September 30, 2007 and 2006.  The Company had estimated potential exposure for the year 2003.  As of September 15, 2007, the statute of limitations had expired and the reserve of $163 was no longer required. The Company had estimated potential state income tax nexus exposure by its subsidiary for the years 2001 and 2002.  As of September 15, 2006, the statute of limitations had expired and the reserve was no longer required.

Net income

As a result of the foregoing, net income increased by $392 to $125 for the three months ended September 30, 2007 as compared to net loss of $267 for the same period ending September 30, 2006.  Net income increased by $251, or 13%, to $2,147 for the nine months ended September 30, 2007 as compared to net income of $1,896 for the nine months ended September 30, 2006.

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

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving loan facility described below.  Capital requirements for the year ending December 31, 2007, including contract incentive payments, are currently expected to be between $30,000 and $34,000.  In the nine months ended September 30, 2007, spending on capital expenditures and contract incentives totaled $22,031 and $2,283, respectively.  The capital expenditures for 2007 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

From time to time, we consider potential acquisitions. We believe that any future acquisitions of significant size would likely require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for other material transactions on terms that we believed to be reasonable. However, it is possible that we may not be able to obtain acquisition financing on favorable terms, or at all, in the future.

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

For the nine months ended September 30, 2007, our source of cash was from financing and operating activities.  Our primary uses of cash for the nine months ended September 30, 2007 were the acquisition of regional laundry facilities management operators, the purchase of new laundry machines and the semi-annual interest payment on our senior notes. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, including interest payments on outstanding indebtedness, capital expenditures and other working capital needs.

Operating Activities

For the nine months ended September 30, 2007 and 2006, net cash flows provided by operating activities were $28,509 and $20,854, respectively. Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sales, and general, administration, sales and marketing expenses. The change in working capital is primarily due to the timing of purchases of inventory, capital equipment and services, and when such expenditures are due to be paid.  The increase for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 is attributable to a decrease in inventory of $1,212 in 2007 compared to an increase of $1,156 in 2006, and a smaller increase in prepaid facilities management rent and other assets of $3,361 in 2007 compared to an increase of $6,724 in 2006.   Depreciation and amortization expense increased primarily due to the assets acquired in our 2006 and 2007 acquisitions, and new equipment placed in service with customers.

Investing Activities

For the nine months ended September 30, 2007 and 2006, net cash flows used in investing activities were $70,257 and $38,920, respectively.  Of the 2007 total, $48,579 was used for acquisitions, and of the 2006 total, $18,780 was used for acquisitions.  Other capital expenditures for the first nine months of 2007 and 2006, primarily laundry equipment for new and renewed lease locations, were $22,031 and $20,340, respectively.

Financing Activities

For the nine months ended September 30, 2007, net cash flows provided by financing activities were $42,393. For the nine months ended September 30, 2006, net cash flows provided by financing activities were $18,882.  Cash flows provided by financing activities consist primarily of net proceeds from bank borrowings and proceeds from the exercise of options and the issuance of stock through the employee stock purchase program. Cash flows provided by financing activities increased in the first nine months of 2007 and 2006 due to borrowings to fund acquisitions.

Effective December 29, 2006, we amended our senior bank credit facilities, reducing the credit line to  $65,000 (with the option, subject to customary terms and conditions, to increase the line up to $100,000, in increments of not less than $10,000, over the life of the facility), reducing the interest rate on outstanding borrowings, modifying certain covenants and extending the maturity date to December 29, 2011. Concurrent with the August 2007 acquisition, we increased our credit line to $85,000 using the existing option in the credit facilities.  The senior credit facilities are collateralized by a blanket lien on all of our assets and our two main subsidiaries, Mac-Gray Services, Inc. and Intirion Corporation, as well as a pledge by us of all of the capital stock of our two subsidiaries. Borrowings outstanding under the senior credit facilities bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.00% to 1.50% (1.50% as of September 30, 2007), determined quarterly by reference to the funded debt ratio or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.50% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 0.00% to 0.50% (0.50% as of September 30, 2007), determined quarterly by reference to the funded debt ratio. The average interest rates of our borrowings under the senior credit facilities at September 30, 2006 and 2007 were 6.65% and 6.47%, respectively.

Under the senior credit facilities, we pay a commitment fee equal to a percentage, ranging from 0.25% to 0.30%, determined quarterly by reference to the funded debt ratio, of the average daily-unused portion of the senior credit facilities. This commitment fee percentage was 0.30% as of September 30, 2007.

The credit agreement for the senior credit facilities includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements, and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that we were required to meet as of September 30, 2007 were 4.25 to 1.00, 1.10 to 1.00, and 2.50 to 1.00, respectively. We were in compliance with these and all other financial covenants at September 30, 2007.

The credit agreement for the senior credit facilities provides for customary events of default, including, but not limited to:(i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by us proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting us or any of our subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against us, or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the credit agreement. There were no events of default under the 2005 senior credit facilities at September 30, 2007.

As of September 30, 2007, there was $66,000 outstanding under the revolving line of credit and $860 in outstanding letters of credit under the senior credit facilities. The available balance under the revolving line of credit was $18,140 at September 30, 2007.

On August 16, 2005, we issued $150,000 of senior unsecured notes maturing on August 15, 2015. Interest on the notes will accrue at the rate of 7.625% per annum payable semiannually in arrears. On and after August 15, 2010, we will be entitled, at our option, to redeem all or a portion of these notes at the redemption prices set forth below (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed, during the 12 month period commencing on August 15 of the years set forth below:

Redemption
Period	Price
2010	103.813%
2011	102.542%
2012	101.271%
2013 and thereafter	100.000%

Subject to certain conditions, we will be entitled, at our option, on one or more occasions prior to August 15, 2008 to redeem notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the notes originally issued at a redemption price (expressed as a percentage of principal amount on the redemption date) of 107.625%, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more equity offerings.

The terms of senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. We were in compliance with all financial covenants at September 30, 2007.

The terms of senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries, and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at September 30, 2007.

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

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of September 30, 2007 is as follows:

Fiscal	Long-term	Interest on	Facilities rent	Capital lease	Operating lease
Year	debt	senior notes	commitments	commitments	commitments	Total
2007 (3 mos.)	$—	$2,860	$2,415	$367	$679	$6,321
2008	—	11,438	8,283	1,310	2,576	23,607
2009	—	11,438	6,977	1,070	2,182	21,667
2010	—	11,438	6,039	807	2,042	20,326
2011	66,000	11,438	4,506	271	1,682	83,897
Thereafter	150,000	45,752	9,210	—	5,511	210,473
Total	$216,000	$94,364	$37,430	$3,825	$14,672	$366,291

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

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at September 30, 2007.

(in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Variable rate	$—	$—	$—	$—	$66,000	$—	$66,000
Average interest rate	0%	0%	0%	0%	6.47%	0%	6.47%

We entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with our debt. Concurrent with the reduction of the amounts due under the senior credit facilities, certain Swap Agreements previously designated as cash flow hedges ceased to qualify as such.  The change in the fair value of the four Swap Agreements that do not qualify for hedge accounting is recognized in the income statement in the period in which the change occurs.  The change in the fair value of these four contracts resulted in a loss of $734 for the nine months ended September 30, 2007.  One Swap Agreement continues to be designated as a cash flow hedge.

The table below outlines the detail of each remaining interest rate Swap Agreement:

				Notional
	Original			Amount
Date of	Notional	Fixed/		September 30,	Expiration	Fixed
Origin	Amount	Amortizing		2007	Date	Rate

June 24, 2003	$20,000	Amortizing		$7,857	Jun 30, 2008	2.34%
June 24, 2003	$20,000	Fixed		$20,000	Jun 30, 2008	2.69%
May 2, 2005	$17,000	Fixed		$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	(1)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	(1)	$—	Dec 31, 2011	4.77%

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

The fair value of the interest rate Swap Agreements is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At September 30, 2007, the fair values of the interest rate Swap Agreements were $398. This amount has been included in other assets on the condensed consolidated balance sheets.

Item  4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2007 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the third quarter ending September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.           Exhibits

Exhibits

10.1

Incremental Facility Amendment and Amendment No. 1dated August 8, 2007 to Amended and Restated Credit Agreement, dated December 21, 2006, by and among the Company, the other Borrowers (as defined therein), the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1) Filed herewith.

(2) Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
November 9, 2007	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)