Form 10-K
period 2007-12-31
MAC-GRAY CORP
filed 2008-03-14
CIK 1038280

Use these links to rapidly review the document
MAC-GRAY CORPORATION Annual Report on Form 10-K Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Registrant's telephone number, including area code: (781) 487-7600

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2007 was $131,033,989.

         As of March 3, 2008, 13,310,163 shares of common stock of the registrant, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrants' Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2008, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report. Such Proxy Statement shall not be deemed to be "filed" as part of this Annual Report on Form 10-K, except for those parts therein which have been specifically incorporated by reference herein.

MAC-GRAY CORPORATION

Annual Report on Form 10-K

Table of Contents

i

PART I

Forward-Looking Statements

        Some of the statements made in this report under the captions "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report or in documents incorporated herein by reference are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," and other similar expressions. Investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond the Company's control and which could materially affect actual results, performance or achievements. Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, without limitation, the factors described under Item 1A, "Risk Factors." Investors should carefully review all of the factors described therein, which may not be an exhaustive list of the factors that could cause these differences.

Item 1.    Business

Overview

        Unless the context requires otherwise, all references in this report to "we," "our," "Mac-Gray," the "Company," or "us" means Mac-Gray Corporation and its subsidiaries and predecessors.

        Since its founding in 1927, Mac-Gray Corporation has grown to become the second largest laundry facilities management contractor in the United States. Through our portfolio of card- and coin-operated laundry equipment located in laundry facilities across the country, we provide laundry convenience to residents of multi-unit housing such as apartment buildings, condominiums, colleges and university residence halls, and hotels and motels. Based on our ongoing survey of colleges and universities, we believe that we are the largest provider of such services to the college and university market in the United States. Mac-Gray Corporation was re-incorporated in Delaware in 1997.

        We derive our revenue principally as a laundry facilities management contractor for the multi-unit housing industry. We manage laundry rooms under long-term leases with property owners, colleges and universities and governmental agencies. We refer to these leases as "laundry leases" or "management contracts" and this business as "laundry facilities management." In 2007, 81% of our consolidated revenue was derived from laundry facilities management. As of December 31, 2007, our laundry facilities management business had revenue-generating laundry equipment operating in 43 states and the District of Columbia.

        Intirion Corporation ("Intirion"), which operates our MicroFridge® branded product sales business, derives revenue through the sale and rental of a family of patented combination refrigerator/freezer/microwave ovens, or "Units," and other household appliances to colleges and universities, military bases, the hotel and motel market, and assisted living facilities. Intirion also derives revenue through the sale of commercial laundry equipment to the United States military and is also a national distributor of Whirlpool Corporation's Maytag®, Amana®, Magic Chef®, KitchenAid®, Estate® and Whirlpool® brands of appliances using the brand name "Maytag Direct®."

        Our laundry equipment sales unit sells and services commercial laundry equipment manufactured by Whirlpool Corporation, Dexter Laundry Company, American Dryer Corporation and Primus Laundry Company. This business unit sells commercial laundry equipment to retail laundromats, restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities. We refer to this business as our "commercial laundry equipment sales business."

        Our reprographics business unit ("Copico") derives its revenue principally through managing college and municipal libraries' vended reprographic equipment, with operations concentrated in the Northeast United States. In the fourth quarter of 2006, the Company incurred an impairment charge for the write-off of a significant portion of the assets associated with the operations of this business unit.

Segment Information

        The following is a discussion of each of our reportable business segments: (i) Facilities Management and (ii) Product Sales. Financial information with regard to each business segment is reported in Note 15 to the Company's consolidated financial statements included in this report.

Facilities Management Segment

        Mac-Gray's facilities management segment includes both our laundry facilities management business and reprographics facilities management business. For the years ended December 31, 2006 and 2007, our facilities management segment accounted for approximately 83% and 82% of our total revenue, respectively, and 82% and 77% of our gross margin, respectively for each year.

Laundry Facilities Management Business

        Through our facilities management segment, we act as a laundry facilities management contractor with property owners or managers. Mac-Gray leases space within a property, in some instances improves the leased space with flooring, ceilings and other improvements ("betterments") and then installs and services the laundry equipment and collects the payments. The property owner or manager is usually responsible for maintaining, cleaning, and securing of the premises and payment of utilities. Under our long-term leases, we typically receive the exclusive right to provide and service laundry equipment within a multi-unit housing property in exchange for a negotiated percentage of the total revenue collected. We refer to this percentage as "facilities management rent." During the past five years, we have retained approximately 97% of our equipment base per year. Our gross additions to our equipment base for each of the years ended December 31, 2006 and 2007 through internally generated growth has equaled 4%. Our additions, net of lost business, has equaled 1% for each of the years ended December 31, 2006 and 2007. The machine base not retained is attributable to contracts lost to competitors, contracts the Company has chosen not to renew due to unacceptable margins, including some acquired contracts that did not meet our performance criteria and condominium conversions. Mac-Gray believes that its ability to retain its existing equipment base and grow it through internally generated growth in equipment installations is indicative of its service of, and attention to, property owners and managers. The Company also provides its customers with proprietary technologies such as LaundryView™ and LaundryLinx™ and continues to invest in research and development of such technologies. We generally have the ability to set and adjust the vend pricing for our equipment based upon local market conditions.

        Mac-Gray has centralized its administrative and marketing operations at its corporate headquarters in Waltham, Massachusetts. Mac-Gray also operates sales and/or service centers in Arizona (two locations), Colorado, Connecticut, Florida (two locations), Georgia, Illinois, Louisiana, Maine, Maryland, Massachusetts (two locations), New Jersey, New Mexico, New York (two locations), North Carolina, Oregon, Tennessee, Texas (three locations), Utah, Virginia, and Washington.

        Mac-Gray also generates revenue by leasing equipment to commercial laundry customers who choose neither to purchase equipment nor to become a laundry facilities management customer, but instead wish to maintain their own laundry rooms. This leasing business generated revenue of $4.0 million and $4.5 million for the years ended December 31, 2006 and 2007, respectively, and is included in the laundry facilities management business unit.

        Mac-Gray's laundry facilities management business has certain intrinsic characteristics in both its industry and its customer base, including the following:

        Revenue.    Mac-Gray operates as a laundry facilities management contractor under long-term leases and other arrangements with property owners or managers. Mac-Gray's efforts are designed to maintain these customer relationships over the long-term. Our typical leases have an original average term of approximately seven years, with an option to renew if mutually agreed upon by us and the owner or manager. In each of the past five years, we have retained contracts representing approximately 97% of our equipment base per year.

        Customers.    As of February 1, 2008, Mac-Gray provided laundry equipment and related services to approximately 69,000 laundry rooms located in 43 states throughout the continental United States and The District of Columbia. As of February 1, 2008, no customer contract accounted for more than 1% of Mac-Gray's laundry facilities management revenue. Mac-Gray serves customers in multi-unit housing facilities, including apartment buildings, college and university residence halls, condominiums and public-housing complexes.

        Seasonality.    The Company experiences moderate seasonality as a result of its operations in the college and university market. Revenues derived from the college and university market represented approximately 15% of the laundry facilities management revenue for 2007. Academic facilities management revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, during the third calendar quarter when most colleges and universities are not in session, the Company increases its operating and capital expenditures when it has its greatest product installation activities. Product sales, principally of MicroFridge® branded products, to this market are typically higher during the third calendar quarter as compared to the rest of the calendar year, somewhat offsetting the seasonality effect of the laundry facilities management business unit.

        Competition.    The laundry facilities management industry is highly competitive, capital intensive and requires the delivery of reliable and prompt services to customers. Mac-Gray believes that customers consider a number of factors in selecting a laundry facilities management contractor, such as customer service, reputation, facilities management rent rates (including incentives), advance rents, range of products and services, and technology. Mac-Gray believes that different types of customers assign varied weight to each of these factors and that no one factor alone determines a customer's selection of a laundry facilities management contractor. Within any given geographic area, Mac-Gray may compete with local independent operators, regional and multi-regional operators. The industry is highly fragmented; consequently, Mac-Gray has grown by acquisitions, as well as through new equipment placement. Mac-Gray believes that it is the second largest laundry facilities management contractor in North America.

        Impact of Occupancy Rates.    The Company's laundry facilities management revenue is affected by multi-unit housing occupancy rates. Occupancy rates in the multi-unit housing industry are affected by several factors. These factors include local economic conditions, local employment levels, mortgage interest rates as they relate to first-time homebuyers, and the supply of apartments in specific markets. The Company is somewhat protected from revenue decreases caused by declining occupancy rates due to the variation of markets served, the various types of multi-unit housing facilities therein, and the percentage of revenue derived from colleges and universities. The Company monitors independent market research data regarding trends in occupancy rates in its markets to better understand laundry facilities revenue trends and variations.

        Suppliers.    The Company currently purchases substantially all of the equipment that it uses in its laundry facilities management business from Whirlpool Corporation ("Whirlpool"). In addition, the Company derives a portion of its revenue, as well as certain competitive advantages, from its position as a distributor of Whirlpool manufactured appliances. The Company has maintained a relationship with Whirlpool and its predecessor, Maytag Corporation, since 1927. Either party upon written notice may terminate the purchase and distribution agreements between the Company and Whirlpool. A termination of, or substantial revision of the terms of, the contractual arrangements or business relationships with Whirlpool could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

Reprographics Facilities Management Business

        Our reprographics facilities management business unit, operating as Copico, is a provider of card- and coin-operated reprographics equipment and services to the academic and public library markets in the Northeast, and to a lesser extent in the Mid-Atlantic and the Midwest regions of the United States. Copico provides and services copiers and laser printers for the libraries of colleges, universities, graduate schools and public libraries. Copico represented less than 1% of the Company's consolidated revenue in 2007.

        Copico's revenue and corresponding operating income have been declining since 1999 when college libraries, followed by public libraries, began to make reference material available to patrons electronically. Electronic availability, widespread conversion to laser printers (free of charge in many school libraries) and other technical advancements have led to reduced use of vended copy machines resulting in reduced revenue at several accounts. As a result, in 2006 the Company recorded a pre-tax impairment charge of $2.5 million to write down the value of the reprographics business unit to its net realizable value. Copico continues to serve its customer base but is not actively seeking to expand the business.

Product Sales Segment

        Mac-Gray's product sales segment includes both Intirion and commercial laundry equipment sales. For the years ended December 31, 2006 and 2007, our product sales segment accounted for approximately 17% and 18% of our total revenue, respectively, and 18% and 23% of our gross margin, respectively.

Intirion Sales Business

        Revenue.    Our Intirion business unit consists of supplying combination refrigerator/ freezer/microwave ovens ("Units") to multi-unit housing facilities such as military bases, hotels, motels, colleges and universities and assisted living facilities under the brand names MicroFridge® and SnackMate™. The Intirion business unit revenue also includes sales of commercial laundry equipment to military installations. The Intirion business unit is a national distributor of Whirlpool's Maytag®, Amana® Magic Chef®, KitchenAid®, Estate® and Whirlpool® brands of appliances using Maytag Direct® as our brand name. For the years ended December 31, 2006 and 2007, our Intirion business unit accounted for approximately 11% of our total revenue for each year.

        Products.    The MicroFridge® branded product line with Safe Plug™ is a family of combination refrigerator/freezer/microwave ovens. The Units' circuitry has proven to be an important feature for those customers who have concerns about electrical capacity and seek a safer alternative to hot plates and other cooking or heating appliances. Sales efforts behind the MicroFridge® branded product have been focused on such "home-away-from-home" markets as military bases, hotels, motels, colleges and universities and assisted living facilities.

        Mac-Gray believes that the product line carrying the MicroFridge® brand enhances the Company's ability to provide multiple amenities to both its current customer base as well as future customers seeking one source to fill multiple needs.

        Customers.    The Intirion business unit revenue is derived from both the sale and rental of products carrying the MicroFridge® and SnackMate™ brands. In 2007, the largest market was government living, consisting principally of military bases. In this market, the MicroFridge® branded product line is available through government contracts with various governmental agencies. MicroFridge® branded units have been installed at more than 200 United States government facilities throughout the world. The second largest market was the hospitality lodging industry and assisted living market throughout the United States, to which we sell both directly and through an independent dealer network. MicroFridge® branded units are also sold and leased to the academic living market. The academic living market is composed of more than 1,800 colleges and universities across the United States that have on-campus residence halls. The MicroFridge® brands' presence in this market provides our sales staff with the opportunity to cross sell the Company's laundry facility management services and refrigerator/microwave product line.

        Competition.    In addition to large direct sellers, the Intirion business unit also competes with major retail stores and local and regional distributors who sell various brand-name compact refrigerators as well as microwave ovens to the markets where the MicroFridge® brand has a presence. Although we jointly hold a patent on combination units utilizing internal circuitry, there has been continuing competition from "similar look" products utilizing an external circuitry control mechanism. There also exists local and regional competition in the combination appliance rental business. Management believes that its brand equity gained from being the first entrant in the market enables it to compete effectively against new entrants in the combination appliance business. Principal competitors for MicroFridge® branded products include Absocold, Avanti, General Electric, Sears, Tatung, Home Depot, Lowe's, Wal-Mart, and several companies focused on the college rental marketplace.

        Suppliers.    The Intirion business unit maintains original equipment manufacturer, or "OEM," arrangements with two primary manufacturers: Sanyo E&E Corporation ("Sanyo"), and Nisshin Industry Co. Ltd. The principal patent underlying the MicroFridge® branded product is held jointly by Sanyo and us. The patented circuitry of the MicroFridge® branded units is marketed under the trade name Safe Plug®.

Commercial Laundry Equipment Sales and Services Business

        Through its commercial equipment sales and services business, Mac-Gray is a significant distributor for several commercial laundry equipment manufacturers, primarily Whirlpool. Mac-Gray does not manufacture any of the commercial laundry equipment that it sells. As an equipment distributor, Mac-Gray sells commercial laundry equipment to public retail laundromats, as well as to the multi-unit housing industry. In addition, Mac-Gray sells commercial laundry equipment directly to institutional purchasers, including hospitals, restaurants, and hotels, for use in their own on-premise laundry facilities. Mac-Gray is certified by the manufacturers to service the commercial laundry equipment that it sells. Installation and repair services are provided on an occurrence basis, not on a contractual basis. Related revenue is recognized at the time the installation service, or other service, is provided to the customer. For the years ended December 31, 2006 and 2007, our laundry equipment sales business unit accounted for approximately 6% and 7%, respectively, of our total revenue.

Employee Base

        As of February 1, 2008, the Company employed 831 full-time employees. No employee is covered by a collective bargaining agreement and the Company believes that its relationship with its employees is good.

Operating Characteristics

        The Company maintains a corporate staff as well as centralized finance, human resources, legal services, information technology and marketing departments. Regionally, the Company maintains service centers and warehouses staffed by local management, service technicians, collectors, customer service representatives and inventory handlers. These facilities service the Facilities Management segment as well as commercial laundry equipment sales.

        The Facilities Management segment's sales and marketing efforts are conducted primarily by employees of the Company. Outside service providers are used periodically for various matters, including equipment installation. The Product Sales segment uses an internal sales force and independent distributors in parts of the United States where business opportunities do not warrant a direct sales force.

Backlog

        Due to the nature of the Company's laundry facilities management business, backlogs do not exist. There is no significant backlog of orders in the Company's two sales businesses.

Contact Information

        The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission, or "SEC." Company reports filed with the SEC are available at the SEC's website at www.sec.gov and the Company's website at www.macgray.com. The information contained on our website is not included as a part of, or incorporated by reference into, this annual report on Form 10-K.

        The Company's corporate offices are located at 404 Wyman Street, Suite 400, Waltham, Massachusetts, 02451-1212. The Company's telephone number is (781) 487-7600, its fax number is (781) 487-7606, and its email address for investor relations is ir@macgray.com.

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

If we are unable to establish new laundry facility leases, renew our existing laundry facility leases or retain relationships with our customers who are not subject to leases, our business, results of operations, cash flows and financial condition could be adversely affected.

        Our laundry facilities management business unit, which provided 81% of our total revenue for the year ended December 31, 2007, is highly dependent upon the renewal of leases with property owners and property management companies. Leases that we have entered into or renewed since 2001 provide for an average initial term of seven years. Approximately 10% to 15% of our leases are up for renewal each year. We have traditionally relied upon exclusive, long-term leases with our customers, as well as frequent customer interaction and an emphasis on customer service, to assure continuity of financial and operating results. We cannot guarantee that in the future we will be able to establish long-term leases with new customers or renew existing long-term leases as they expire on favorable terms, or at all.

        Failure by us to continue to establish long-term leases with new customers, or to successfully renew existing long-term leases as they expire, could have a material adverse effect on our business, results of operations, cash flows and financial condition. Further, approximately 10% of our customers are not subject to leases, are subject to short-term leases of less than one year remaining, or have the right to terminate their lease with us at their option. Failure to retain these customers could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We face strong competition in the outsourced laundry facilities management industry.

        The outsourced laundry facilities management industry is highly competitive, and we compete for long-term leases, both locally and nationally, with property owners and other operators in the industry. We compete based on customer service, reputation, facilities management rent rates, incentive payments and a range of products and services. Smaller local and regional operators typically have long-standing relationships with property owners and managers in their specific geographic market. As such, we may have difficulty penetrating such markets, as property owners and managers may be resistant to terminating such long-standing relationships. We also compete with property owners, as there is no guarantee that property owners will continue to outsource their laundry facilities management to operators. There is one competitor in the industry, Coinmach Corporation, with a larger installed equipment base than us. Competition in the industry may make it more difficult and more expensive to consummate acquisitions in the future and to maintain and expand our installed equipment base. In addition, some of our competitors may have less indebtedness than we do, and therefore more of their cash is potentially available for business purposes other than debt service. We cannot assure you that our results of operations, cash flows or financial condition will not be materially and adversely affected by competition, or that we will be able to maintain our profitability if the competitive environment changes.

Our cash flows may not be sufficient to finance the significant capital expenditures required to replace equipment, implement new technology, or make incentive payments to property managers.

        We must continue to make capital expenditures in order to maintain and replace our installed equipment base and implement new technology in our equipment. We must also make incentive payments to some property managers in order to secure new laundry leases and renew existing laundry leases. We cannot assure you that our resources or cash flows will be sufficient to finance anticipated capital expenditures and incentive payments for at least the next year. To the extent that available resources are insufficient to fund our capital needs, we may need to raise additional funds through public or private financings or curtail certain expenditures. These financings may not be available on favorable terms, or at all, and, in the case of equity financings, could result in dilution to stockholders. If we cannot maintain or replace our equipment as we require or implement our new technologies, our results of operations, cash flows and financial condition could be materially and adversely affected.

If we are unable to continue our relationships with Whirlpool Corporation and other equipment suppliers, our revenues could be reduced, and our ability to meet customer requirements could be materially and adversely affected.

        We purchase substantially all of the equipment that we use in our laundry facilities management business unit from Whirlpool. In addition, we derive a significant amount of our product sales revenue from our position as a distributor of Whirlpool commercial laundry products. We cannot assure you that Whirlpool will continue its relationship with us. If Whirlpool terminates its relationship with us, our results of operations, cash flows and financial condition could be materially and adversely affected, and further, we may be unable to replace our relationship with Whirlpool with a comparable company on favorable terms, or at all. Whirlpool became our largest supplier of laundry equipment following its acquisition of Maytag Corporation in March 2006. There have been no significant changes in our relationship with Whirlpool as a result of the acquisition.

        In addition, we currently obtain the products used by our MicroFridge® branded business from two suppliers. If either of these suppliers terminates or demands a substantial revision of the contracts or business relationships currently in place, we may be unable to find a replacement in a timely manner, on favorable terms, or at all, which could have a material adverse affect on our results of operations and our ability to meet customer demands.

A decrease in multi-unit housing sector occupancy rates in the markets in which we conduct business could adversely affect our facilities management revenue.

        Our facilities management revenue from our operation of card- and coin-operated laundry equipment, particularly in the multi-unit housing sector, depends partially upon the level of tenant occupancy. The number of apartments occupied in an apartment building with a vended laundry facility directly affects our revenue. Extended periods of reduced occupancy in our clients' buildings could adversely affect our operations. The level of occupancy can be adversely affected by many market and general economic conditions, all of which are beyond our control, including:

  •
  local economic recessions and increases in the unemployment rate;

  •
  mortgage interest rates as they apply to first-time homebuyers;

  •
  oversupply of apartments; and

  •
  conversion of apartment units to condominiums with in-unit laundry hookups.

If we are unable to comply with our debt service requirements under existing or future indebtedness, our indebtedness could become payable immediately.

        Our current financing agreements require us to meet certain financial covenants. If we are unable to meet those requirements, our indebtedness could become immediately due and payable. If our debt were accelerated we would need to refinance or restructure our debt agreement as our current cash flow would be inadequate to retire our debt, which we may not be able to consummate on commercially reasonable terms, or at all.

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

  •
  funding future acquisitions through debt financings would result in additional leverage; and

  •
  the agreements governing our indebtedness include significant limitations on our ability to borrow money for acquisitions and other purposes and, as a result, we may not be able to take advantage of acquisition opportunities.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 requires a reporting company such as ours to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. If we are not able to achieve and maintain adequate compliance, or our independent auditors are not able to certify as to the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results of operations and financial condition.

Our Intirion products may be susceptible to product liability claims for which our current levels of insurance coverage may not be adequate.

        Through our Intirion business, we market and distribute combination refrigerator/freezer/ microwave oven units under the brand names MicroFridge®, SnackMate™ and Intelli-Vault™. The sale and distribution of Intirion products, as well as other products, entails a risk of product liability claims. Although MicroFridge®, SnackMate™ and Intelli-Vault™ branded units are manufactured by third parties under contract with us, we may still be subject to risks of product liability claims related to these units. Potential product liability claims may exceed the amount of our product liability insurance coverage or may be excluded from that coverage. We cannot assure you that we will be able to renew our existing product liability insurance at a cost and level of coverage comparable to that currently in place, if at all. In the event that our Intirion business is held liable for a claim for which it is not indemnified or for damages exceeding the limits of available product liability insurance coverage, the claim could have a material adverse effect on our business, results of operations and financial condition.

Inability to protect our trademarks and other proprietary rights could adversely impact our competitive position.

        We rely on patents, copyrights, trademarks, trade secrets, confidentiality provisions and employee and third party non-disclosure and non-solicitation agreements to establish and protect our intellectual property and proprietary rights. We cannot be certain that steps we have taken to protect our intellectual property and proprietary rights will be adequate or that third parties will not infringe or misappropriate any of our intellectual property or proprietary rights. While we have periodically made filings with the U.S. Patent and Trademark Office, we have traditionally relied upon the protections afforded by contract rights and common law ownership rights, and we cannot assure you that these contract rights and common law ownership rights will adequately protect our intellectual property and proprietary rights. Any infringement or misappropriation of our intellectual property and proprietary rights could damage their value and could have a material adverse effect on our business, results of operations and financial condition. We may have to engage in litigation to protect our rights to our intellectual property and proprietary rights, which could result in significant litigation expenses and require a significant amount of management's time.

        We own or license several registered and unregistered trademarks, including Mac-Gray®, Web®, Hof®, MicroFridge®, Intelligent Laundry™, LaundryView™, LaundryLinx™, PrecisionWash™, TechLinx™, VentSnake™, Intelli-Vault™, SnackMate™, LaundryAudit™ and e-issues™ that we use in the marketing and sale of our products. However, the degree of protection that these trademarks afford us is unknown and these trademarks may expire or be terminated. In the event that someone infringes on or misappropriates our trademarks, the brand images and reputation that we have developed could be damaged, which could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on key personnel, and the loss of any of our key personnel could have a material adverse effect on our business, results of operations and financial condition.

        Our continued success will depend largely on the efforts and abilities of our executive officers, management teams and other key employees. The loss of any of these officers or other key employees could result in inefficiencies in our operations, lost business opportunities or the loss of one or more customers.

Our financial results have been and could further be negatively impacted by impairments of goodwill or other intangible assets required by SFAS 142 and the application of future accounting policies or interpretations of existing accounting policies.

        In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets referred to as "SFAS 142," we perform an annual assessment on goodwill and other intangible assets for impairment and also an assessment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below it's carrying amount. See Note 2 to the consolidated financial statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in this Form 10-K.

        A downward revision in the fair value of one of our reporting units could result in additional impairments of goodwill under SFAS 142 and additional non-cash charges. Any charge resulting from the application of SFAS 142 could have a significant negative effect on our reported net loss. In addition, our financial results could be negatively impacted by the application of existing and future accounting policies or interpretations of existing accounting policies, any continuing impact of SFAS 142 or any negative impact relating to the application of Statement of Financial Accounting Standards No. 144, Accounting for the Improvement and Disposal of Long-Lived Assets.

We face risks associated with environmental regulation.

        Our businesses and operations are subject to federal, state and local environmental laws and regulations, including those governing the discharge of pollutants, the handling, generation, storage and disposal of hazardous materials, substances and wastes and the cleanup of contaminated sites. In connection with current or historical operations by us or at our sites, we could incur substantial costs, including clean-up costs, fines and civil or criminal sanctions, and third-party claims for property damage or personal injury, as a result of violations of, or liabilities under, environmental laws and regulations. While we are not aware of any existing or potential environmental claims against us that are likely to have a material adverse effect on our business or financial condition, we cannot guarantee you that we will not in the future incur liability or other costs under environmental laws and regulations that could have a material adverse effect on our business or financial condition.

We are controlled by a concentrated group of stockholders, whose interests could be in conflict with yours.

        As of December 31, 2007, our directors, executive officers, and certain of our stockholders related to such persons and their affiliates beneficially owned in the aggregate approximately 33.2% of the outstanding shares of our common stock (See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters" below). This percentage ownership does not include options to purchase 691,654 shares of our common stock held by some of these persons, which options were exercisable at, or within 60 days subsequent to, December 31, 2007. If all of these options had been exercised as of December 31, 2007, then these stockholders and their affiliates would have beneficially owned 38.4% of the outstanding shares of our common stock. Additionally, we have entered into a stockholders' agreement, dated June 26, 1997, with some of these stockholders that gives them rights of first offer to purchase shares of our common stock offered for sale by another stockholder party thereto (See Item 13, "Certain Relationships and Related Transactions below). As a result of this concentration in ownership, these stockholders, acting together, have the ability to significantly influence the outcome of the election of directors and all other matters requiring approval by a majority of stockholders. Circumstances may arise in which the interests of this group of stockholders could be in conflict with interests of other stockholders.

Provisions in our charter and bylaws, Delaware law, and the shareholders agreement could have the effect of discouraging takeovers.

        Specific provisions of our charter and bylaws, as described below and in Footnote 14 to the Consolidated Financial Statements; sections of the corporate law of Delaware; the shareholder agreement, and powers of our Board of Directors may discourage takeover attempts not first approved by the Board of Directors, including takeovers which some stockholders may deem to be in their best interests. These provisions and powers of the Board of Directors could delay or prevent the removal of incumbent directors or the assumption of control by stockholders, even if the particular removal or assumption of control would be beneficial to stockholders. These provisions and powers of the Board of Directors could also discourage or make more difficult a merger, tender offer or proxy contest, even if these events would be beneficial, in the short term, to the interests of some shareholders. The anti-takeover provisions and powers of the Board of Directors include, among other things:

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

Item 1B.    Unresolved SEC Staff Comments

        None.

Item 2.    Properties

        Mac-Gray rents approximately 32,000 square feet in Waltham, Massachusetts that it uses as its corporate headquarters and which houses the Company's administrative and central services. Mac-Gray owns a sales and service facility in Tampa, Florida consisting of approximately 12,000 square feet. At December 31, 2007, Mac-Gray leased the following regional facilities, which are largely operated as sales and service facilities, although limited administrative functions are also performed at many of them:

Location	Approximate Square Footage	Annual Rental Rate	Expiration Date
Albuquerque, New Mexico	6,600	$48,392	4/2009
Auburn, Washington	7,253	53,400	4/2009
Beltsville, Maryland	22,432	179,456	8/2012
Buda, Texas	7,000	46,200	1/2009
Buffalo, New York	10,000	37,800	9/2008
Charlotte, North Carolina	10,640	52,348	3/2008
College Station, Texas	1,250	6,900	12/2008
Deerfield Beach, Florida	8,300	97,147	5/2010
Denver, Colorado	5,000	30,521	9/2010
East Brunswick, New Jersey	9,600	63,168	7/2010

East Hartford, Connecticut	14,900	66,992	5/2013
Eugene, Oregon	2,500	24,800	6/2008
Euless, Texas	10,000	47,740	4/2009
Gurnee, Illinois	22,521	138,536	4/2011
Gurnee, Illinois	12,000	67,870	7/2011
Hendersonville, Tennessee	11,000	52,536	4/2008
Houston, Texas	10,687	43,603	10/2010
Jessup, Maryland	10,361	65,580	3/2012
Lake City, Florida	1,125	9,000	4/2010
Lithia Springs, Georgia	10,675	59,606	2/2011
Metairie, Louisiana	4,000	48,392	4/2009
Oklahoma City, Oklahoma	2,250	11,700	11/2010
Orlando, Florida	2,100	21,600	12/2008
Phoenix, Arizona	25,920	112,704	4/2009
Portland, Oregon	10,000	64,950	3/2011
Salt Lake City, Utah	4,750	25,380	6/2008
Syracuse, New York	8,400	46,200	10/2008
Tucson, Arizona	4,676	39,648	4/2009
Virginia Beach, Virginia	3,800	25,800	7/2008
Walpole, Massachusetts	19,000	151,920	5/2011
Waltham, Massachusetts	32,000	941,952	11/2015
Westbrook, Maine	5,625	39,375	7/2011
Woburn, Massachusetts	40,000	206,667	2/2016

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

Item 3.    Legal Proceedings

        From time to time, Mac-Gray is a party to litigation arising in the ordinary course of business. There can be no assurance that Mac-Gray's insurance coverage will be adequate to cover any liabilities resulting from such litigation. In the opinion of management, any liability that Mac-Gray might incur upon the resolution of currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to vote of security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Mac-Gray common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "TUC."

        The following table sets forth the high and low sales prices for Mac-Gray common stock on the NYSE for the periods indicated.

	December 31, 2006		December 31, 2007
	High	Low	High	Low
First Quarter	$12.70	$10.95	$16.14	$11.52
Second Quarter	$13.10	$11.51	$16.55	$14.36
Third Quarter	$12.35	$10.91	$17.25	$11.95
Fourth Quarter	$11.98	$10.53	$14.26	$9.90

        As of March 6, 2008 there were 137 shareholders of record of Mac-Gray common stock.

        The Company does not currently pay dividends to the holders of Mac-Gray common stock. The Company currently intends to retain future earnings, if any, for the development of its businesses and does not anticipate paying cash dividends on its common stock in the foreseeable future. Future determinations by the Board of Directors to pay dividends on the Company's common stock would be based primarily upon the financial condition, results of operations, and business requirements of the Company. Dividends, if any, would be payable at the sole discretion of the Board of Directors out of the funds legally available therefor. In addition, the payment of dividends is restricted under the Company's senior credit facilities.

        For information related to our stock option plans and employee stock purchase plans, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" below.

Item 6.    Selected Financial Data (Dollars in thousands, except per share data)

        Set forth below are selected historical financial data as of the dates and for the periods indicated. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Mac-Gray and the notes thereto included elsewhere in this report.

	Years Ended December 31,
	2003	2004(1)	2005(2)	2006	2007(3)
Statement of Income Data:
Revenue	$149,656	$182,694	$260,623	$279,327	$295,902
Cost of revenue:
Cost of facilities management revenues	72,823	93,512	142,052	153,861	162,839
Depreciation and amortization	16,723	20,747	31,337	35,156	37,410
Cost of product sales	28,803	30,821	36,173	37,352	40,347

Total cost of revenue	118,349	145,080	209,562	226,369	240,596

Operating expenses:
General and administration	9,519	11,078	14,164	17,826	18,075
Sales and marketing	11,341	13,005	16,097	16,248	16,364
Depreciation and amortization	1,100	1,047	1,189	1,589	1,611
Gain on sale of assets	(145)	(1,208)	(10,735)	(32)	(254)
Loss on early extinguishment of debt	381	183	668	73	—
Impairment of assets	—	—	—	2,502	—

Total operating expenses	22,196	24,105	21,383	38,206	35,796

Income from operations	9,111	13,509	29,678	14,752	19,510
Interest expense, net	(2,807)	(4,312)	(10,939)	(13,653)	(13,745)
Gain (loss) related to derivative instruments	—	—	1,876	(96)	(1,737)
Gain on sale of lease receivables	836	—	—	—	—
Other expense, net	—	—	—	—	—

Income before provision for income taxes	7,140	9,197	20,615	1,003	4,028
Provision for income taxes	(3,036)	(3,934)	(8,563)	(147)	(1,509)

Net income available to common stockholders	$4,104	$5,263	$12,052	$856	$2,519

Net income per common share—basic	$0.32	$0.41	$0.94	$0.07	$0.19

Net income per common share—diluted	$0.32	$0.40	$0.91	$0.06	$0.18

Weighted average common shares outstanding—basic	12,635	12,702	12,864	13,008	13,209

Weighted average common shares outstanding—diluted	12,741	13,028	13,283	13,448	13,680

Other Financial Data:
EBITDA(4)	27,770	35,303	64,080	51,401	56,794
Depreciation and amortization	17,823	21,794	32,526	36,745	39,021
Capital expenditures(5)	15,372	17,826	26,380	25,911	27,154
Cash flows provided by operating activities	24,480	37,108	37,798	36,403	43,645
Cash flows used in investing activites	(12,802)	(57,101)	(120,251)	(44,975)	(73,387)
Cash flows (used in) provided by financing activities	(11,398)	21,188	87,008	9,520	31,073
Balance Sheet Data (at end of period):
Working capital	5,247	(2,737)	(1,673)	2,064	2,551
Long-term debt and capital lease obligations, including current portion	50,873	73,328	166,678	177,068	208,521
Long-term debt and capital lease obligations, net of current portion	47,254	67,225	165,493	175,823	207,169
Total assets	162,005	202,330	324,917	339,004	383,537
Stockholders' equity	68,729	75,936	88,601	91,640	97,844

(1)
Includes the results of operations of the eastern region laundry facilities management assets acquired on January 16, 2004 from Web Service Company, Inc. for approximately $42,000.

(2)
Includes the results of operations of the western region laundry facilities management assets acquired on January 10, 2005 from Web Service Company, Inc. for approximately $113,000.

(3)
Includes the results of operations of the Maryland laundry facilities management assets acquired on August 8, 2007 from Hof Service Company, Inc. for approximately $43,000.

(4)
EBITDA is defined as net income before provision for income taxes, depreciation and amortization expense, and interest expense. Adjusted EBITDA is EBITDA further adjusted to exclude the items described in the table below. We have excluded these items because we believe they are not reflective of our ongoing operating performance. EBITDA and Adjusted EBIDTA are included in this report because they are a basis upon which our management and board of directors assess our operating performance. EBITDA and Adjusted EBITDA are not measures of our liquidity or financial performance under GAAP and should not be considered as alternatives to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. The use of EBITDA and Adjusted EBITDA instead of net income has limitations as an analytical tool, including the exclusion of interest expense and depreciation and amortization expense, which represent significant and unavoidable operating costs given the level of indebtedness and the capital expenditures needed to maintain our business. Management compensates for these limitations by relying primarily on our GAAP results and by using EBITDA and Adjusted EBITDA only supplementally. Our management believes EBITDA and Adjusted EBITDA are useful to investors because they help enable investors to evaluate our business in the same manner as our management and because they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

(5)
Excludes $1,380, $1,579, $1,499, $1,776 and $2,003 in 2003, 2004, 2005, 2006 and 2007, respectively, of capital leases associated with vehicles acquired and used in the operation of the Company.

        The following is a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Years Ended December 31,
	2003	2004(1)		2005(2)		2006	2007(3)
Net income	$4,104	$5,263		$12,052		$856	$2,519
Add:
Provision for income taxes	3,036	3,934		8,563		147	1,509
Cost of revenue depreciation and amortization expense	16,723	20,747		31,337		35,156	37,410
Operating expense depreciation and amortization expense	1,100	1,047		1,189		1,589	1,611
Interest expense, net	2,807	4,312		10,939		13,653	13,745

EBITDA(4)	27,770	35,303		64,080		51,401	56,794
Add (Subtract):
Gain on sale of certain assets, net	—	(1,218	)(a)	(10,767	)(b)	—	—
Stock compensation expense	—	—		—		1,147	1,814
Impairment of assets	—	—		—		2,502	—
(Gain) loss related to derivative instruments	—	—		(1,876)		96	1,737
Loss related to 2005 hurricanes	—	—		316		—	—
Loss on early extinguishment of debt	381	183		668		73	—

Adjusted EBITDA[4]	$28,151	$34,268		$52,421		$55,219	$60,345

(1)
Includes the results of operations of the eastern region laundry facilities management assets acquired on January 16, 2004 from Web Service Company, Inc. for approximately $42,000.

(2)
Includes the results of operations of the western region laundry facilities management assets acquired on January 10, 2005 from Web Service Company, Inc. for approximately $113,000.

(3)
Includes the results of operations of the Maryland laundry facilities management assets acquired on August 8, 2007 from Hof Service Company, Inc. for approximately $43,000.

(4)
EBITDA is defined as net income before provision for income taxes, depreciation and amortization expense, and interest expense. Adjusted EBITDA is EBITDA further adjusted to exclude the items described in the table below. We have excluded these items because we believe they are not reflective of our ongoing operating performance. EBITDA and Adjusted EBIDTA are included in this report because they are a basis upon which our management and board of directors assess our operating performance. EBITDA and Adjusted EBITDA are not measures of our liquidity or financial performance under GAAP and should not be considered as alternatives to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. The use of EBITDA and Adjusted EBITDA instead of net income has limitations as an analytical tool, including the exclusion of interest expense and depreciation and amortization expense, which represent significant and unavoidable operating costs given the level of indebtedness and the capital expenditures needed to maintain our business. Management compensates for these limitations by relying primarily on our GAAP results and by using EBITDA and Adjusted EBITDA only supplementally. Our management believes EBITDA and Adjusted EBITDA are useful to investors because they help enable investors to evaluate our business in the same manner as our management and because they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

(a)
Represents a pretax gain recognized in connection with the sale of certain laundry facilities management assets and related contracts.

(b)
Represents a pretax gain recognized in connection with the sale of a facility in Cambridge, Massachusetts on June 30, 2005.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in Thousands)

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto presented elsewhere in this report.

        This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect our current views about future events and financial performance. Investors should not rely on forward-looking statements because they are subject to a variety of factors that could cause actual results to differ materially from our expectations. Factors that could cause, or contribute to such differences include, without limitation, the factors described under Item 1A "Risk Factors."

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

Overview

        Mac-Gray was founded in 1927 and re-incorporated in Delaware in 1997. We conduct our business in the following four business units: (1) the laundry facilities management business unit, through which we manage laundry facilities in multi-unit housing; (2) the Intirion business unit, through which we sell a line of combination refrigerator/freezer/microwave oven units and Whirlpool appliances under the MicroFridge®, Snackmate™ and Maytag Direct® brands to multi-unit housing facilities such as hospitality and assisted living facilities, military housing, and colleges and universities; (3) the commercial laundry equipment sales business unit, through which we sell commercial laundry equipment; and (4) the reprographics business unit, through which we provide reprographics equipment and services to the academic and public library markets. We report our business in two segments: facilities management and product sales. Facilities management consists of our laundry facilities management and reprographics business units. Product sales consist of our commercial laundry equipment sales and Intirion business units.

        Our core business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base and predictable capital needs. For the years ended December 31, 2006 and 2007, our total revenue was $279,300 and $295,900, respectively. Approximately 82% and 81% of our total revenue for these periods, respectively, was generated by our laundry facilities management business unit. We generate laundry facilities management revenue primarily through long-term leases with property owners or property management companies granting us the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties, in exchange for a negotiated portion of the revenue we collect. As of December 31, 2007, approximately 90% of our installed machine base was located in laundry facilities subject to long-term leases, with a weighted average remaining term of approximately five years. Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card- and coin-operated systems, incentive payments to property owners or property management companies and/or expenses to refurbish laundry facilities. Our capital costs consist of a large number of relatively small amounts associated with our entry into or renewal of leases. Accordingly, our capital needs are predictable and largely within our control. For the years ended December 31, 2006 and 2007, we incurred approximately $25,900 and $27,200 of capital expenditures, respectively. In addition, we make incentive payments to property owners and property management companies to secure our lease arrangements. We paid approximately $4,500 and $3,800 of incentive payments in the years ended December 31, 2006 and 2007, respectively.

        In addition, through our product sales segment, we generate revenue by selling commercial laundry equipment, our line of combination refrigerator/freezer/microwave oven units under the MicroFridge® and SnackMate™ brands and the full lines of Maytag®, Amana® Magic Chef®, KitchenAid®, Estate®, and Whirlpool® domestic laundry and kitchen appliances under our Maytag Direct® program. For the years ended December 31, 2006 and 2007, our product sales segment accounted for approximately 17% and 18% of our total revenue, respectively, and 18% and 23% of our gross margin, respectively.

        Our financial objective is to maintain and enhance profitability by retaining existing customers, adding customers in areas in which we currently operate, selectively expanding our geographic footprint and density through acquisitions, and controlling costs. One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. We experience competition from other industry participants, including national, regional and local laundry facilities management operators and from property owners and property management companies who self-operate their laundry facilities. We devote substantial resources to our marketing and sales efforts and we focused on continued innovation in order to distinguish us from competitors. Approximately 10% to 15% of our laundry room leases are up for renewal each year. Over the past five calendar years, we have been able to retain, on average, approximately 97% of our total installed equipment base each year. For each of the years ended December 31, 2006 and 2007, we have been able to add 4% to our equipment base through internally generated growth. The machine base that has not been retained is attributable to contracts lost to competitors, contracts the Company has chosen not to renew due to unacceptable margins and condominium conversions.

        The Intirion business unit derives revenue through the sale and rental of its MicroFridge®, SnackMate™ and Maytag Direct® branded appliances to the hospitality industry and assisted living market, military bases and colleges and universities. The Intirion business unit also derives revenue through the sales of laundry equipment to the United States government and sales of kitchen appliances to the multi-housing market.

Recent Developments

        On February 28, 2007, we acquired the laundry facilities management assets and commercial laundry equipment distribution rights of a regional operator in the Southeast United States. On April 26, 2007, we acquired the laundry facilities management assets of a regional operator in New York. The combined cost of these acquisitions was approximately $5,200 and was funded by borrowings under our senior credit facilities. We estimate that the combined acquisitions will add approximately $4,700 of annual revenue.

        On August 8, 2007, we acquired the laundry facilities management assets of Hof Service Company, Inc. and Bobb Corp. in Maryland (the "Hof Acquisition"). The cost of this acquisition was approximately $43,000, which includes a contingent payment of $2,000, subject to the achievement of certain financial results. The Hof acquisition was funded using the accordion feature included in the Company's senior credit facilities, which increased the total credit line to $85,000. We estimate that the Hof Acquisition will add approximately $25,000 of annual revenue.

Results of Operations (Dollars in thousands, except per share data)

        The information presented below for the years ended December 31, 2006 and 2007 is derived from Mac-Gray's consolidated financial statements and related notes included in this report.

Revenue

			2007 to 2006
	2006	2007	Increase (Decrease)	% Change
Laundry facilities management	$229,719	$240,944	$11,225	5%
Reprographics revenue	2,462	1,859	(603)	(24)%

Total facilities management revenue	232,181	242,803	10,622	5%

Intirion sales revenue	30,410	33,418	3,008	10%
Commercial laundry equipment sales revenue	16,736	19,681	2,945	18%

Total product sales revenue	47,146	53,099	5,953	13%

Total revenue	$279,327	$295,902	$16,575	6%

Fiscal year ended December 31, 2007 compared to fiscal year ended December 31, 2006

        Total revenue increased by $16,575, or 6%, to $295,902 for the year ended December 31, 2007 compared to $279,327 for the year ended December 31, 2006. This growth in revenue is primarily attributable to an increase in laundry facilities management revenue associated with several acquisitions in 2007.

        Facilities management revenue.    Total facilities management revenue increased $10,622, or 5%, to $242,803 for the year ended December 31, 2007 compared to $232,181 for the year ended December 31, 2006. This increase is attributable to increases in revenue in the laundry facilities management business unit, due to the impact of several acquisitions during 2007 and an increase in the number of laundry leases through organic growth, offset to a small extent by decreases in revenue in the reprographics business unit.

        Within the facilities management segment, revenue in the laundry facilities management business unit increased $11,225, or 5%, to $240,944 for the year ended December 31, 2007 compared to $229,719 for the year ended December 31, 2006. The revenue generated by the acquired assets during 2007 accounted for virtually all of the increase in revenue in 2007 over 2006. Higher vacancy rates, and consequently reduced usage of our equipment in some of our markets, eclipsed some of the growth in a majority of our markets. The Company was able to maintain revenue from its core business that was consistent with 2006.

        Revenue in the reprographics business unit decreased $603, or 24%, to $1,859 for the year ended December 31, 2007 compared to $2,462 for the year ended December 31, 2006. In the years ended December 31, 2006 and 2007, the reprographics business unit accounted for less than 1% of consolidated revenue for each year. Due to the continued decline in the use of vended copiers in libraries and similar facilities, the reduction in the number of locations we operate, the difficulty of servicing fewer accounts over a wider territory, and the difficulty of predicting future income generation, the Company decided not to renew expiring contracts in selected geographic markets. This decision, in addition to the Company's inability to predict success at negotiating profitable contracts going forward for this business in any of its present markets, resulted in the Company taking a non-cash impairment charge of $1,639, net of tax, in the fourth quarter of 2006.

        Product sales revenue.    Product sales revenue increased $5,953, or 13%, to $53,099 for the year ended December 31, 2007 compared to $47,146 for the year ended December 31, 2006. The increase in revenue for the year ended December 31, 2007 as compared to the same period in 2006 is attributable to increases in revenue in the Intirion business unit and the laundry equipment sales business unit.

        Revenue in the Intirion business unit increased $3,008, or 10%, to $33,418 for the year ended December 31, 2007 compared to $30,410 for the year ended December 31, 2006. The increase is primarily attributable to an increase in sales to the government market. Sales in the academic sector also increased. Sales declined in the hospitality, retail and property management sectors. Our sales to the government will continue to fluctuate based on shifting budget priorities as well as the timing of the release of funds for military housing initiatives. Sales in the hospitality sector have benefited in recent years from an increase in capital spending by that industry. The level of spending by the hospitality industry began to level off in 2007.

        Revenue in the commercial laundry equipment sales business unit increased $2,945, or 18%, to $19,681 for the year ended December 31, 2007 compared to $16,736 for the year ended December 31, 2006. Sales in the commercial laundry equipment sales business unit are sensitive to the strength of the local economy, consumer confidence, local permitting and the availability and cost of financing to small businesses, and therefore, tend to fluctuate from period to period. The combination of these factors, coupled with the Company's marketing efforts focused towards new store developments, contributed to the increase in sales.

Cost of revenue

        Cost of facilities management revenue.    Cost of facilities management revenue includes rent paid to customers as well as costs associated with installing and servicing machines, costs of collecting, counting, and depositing facilities management revenue and the costs of delivering and servicing rented facilities management equipment. Cost of facilities management revenue increased $8,978, or 6%, to $162,839 for the year ended December 31, 2007, as compared to $153,861 for the year ended December 31, 2006. This increase is attributable primarily to the cost of facilities management rent associated with the increase in facilities management revenue of $10,622. Cost of facilities management revenue as a percentage of facilities management revenue was 67% for the year ended December 31, 2007 compared to 66% for the year ended December 31, 2006. Changes in facilities management rent as a percentage of facilities management revenue can be caused by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Also affecting the rent can be the rate associated with acquired portfolios. Incentive payments and room betterments are amortized over the life of the laundry lease.

        Depreciation and amortization.    Depreciation and amortization increased by $2,254, or 6%, to $37,410 for the year ended December 31, 2007 as compared to $35,156 for the year ended December 31, 2006. Laundry facilities management equipment and contract rights are depreciated and amortized using the straight-line method. The increased depreciation and amortization expense is attributable to the amortization of acquired contracts, new equipment placed in laundry facilities at new locations, and replacement of older equipment with new equipment as contracts were renegotiated. In addition, due to management's decision not to recondition and redeploy equipment that is not as energy efficient as newer equipment, we disposed of certain laundry equipment in 2007 and 2006 that had a remaining net book value of $542 and $847, respectively. These costs are included in depreciation expense.

        Cost of product sales.    Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® branded equipment and parts and supplies sold, as well as salaries and related warehousing expenses as part of the product sales segment. Cost of product sales increased by $2,995, or 8%, to $40,347 for the year ended December 31, 2007 as compared to $37,352 for the year ended December 31, 2006. As a percentage of sales, cost of product sold was 76% for the year ended December 31, 2007 compared to 79% in 2006. The gross margin on product sales includes the gross margins from the commercial laundry equipment sales and Intirion business units. The gross margin in the commercial laundry equipment sales business unit increased to 25% for the year ended December 31, 2007 as compared to 20% for the same period in 2006. The increase in margin is attributable to an increase in pricing and favorable product mix. The gross margin in the Intirion business unit increased to 23% for the year ended December 31, 2007 as compared to 20% for the same period in 2006. The increase in margin is attributable to some increases in pricing, the favorable mix of products sold as well as the Company's ability to achieve some efficiency in freight and warehousing costs.

Operating expenses

        General, administration, sales, marketing and depreciation and amortization expense.    General, administration, sales, marketing and depreciation and amortization expense increased by $387, or 1%, to $36,050 for the year ended December 31, 2007 as compared to $35,663 for the year ended December 31, 2006. As a percentage of total revenue, general, administration, sales, marketing and depreciation expense decreased to 12% for the year ended December 31, 2007 compared to 13% for the year ended December 31, 2006.

        Loss on early extinguishment of debt.    Effective December 29, 2006, the Company amended its bank credit facilities. As a result of this amendment, a portion of the unamortized financing costs amounting to $73, which had been incurred as part of the prior credit facility, were expensed in 2006.

        Gain on sale of assets.    Gain on sale of assets represents the gain from the sale of vehicles and other non-inventory assets in the ordinary course of business.

        Impairment of assets.    The revenue and corresponding operating income in our reprographics business unit have been declining since 1999 when college libraries, followed by public libraries, began to make reference material available to patrons electronically. Electronic availability, widespread conversion to laser printers (free of charge in many school libraries) and other technical advancements have led to reduced use of vended copy machines, resulting in reduced revenue at several accounts. During the fourth quarter of 2006, the Company performed an evaluation of the reprographics business unit and its long-term prospects. As a result of this evaluation, management determined that the carrying amount of the business unit's long lived assets exceeded the estimated undiscounted cash flows expected to result from operating this business unit, and recognized a non-cash, non-recurring impairment charge of $2,502, or $0.19 per diluted share before taxes ($1,639, or $0.12 per diluted share net of taxes.) This charge was calculated in accordance with SFAS No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets" ("FAS 144"). Accordingly, the Company used a discounted cash flow model to calculate the amount of the impairment charge after it was determined that, pre-write-down, the carrying amount of the business unit's long lived assets exceeded the estimated undiscounted future cash flows expected to result from operating this business unit.

Income from operations

        Income from operations increased by $4,758, or 32%, to $19,510 for the year ended December 31, 2007 as compared to $14,752 for the year ended December 31, 2006. Excluding the cost of impairment of assets and loss on early extinguishment of debt, income from operations, as adjusted, would have been $19,510 for the year ended December 31, 2007, compared to $17,327 for the year ended 2006, or an increase of 13%. This increase is due primarily to the reasons discussed above. We have supplemented the consolidated financial statements presented according to generally accepted accounting principles (GAAP), using a non-GAAP financial measure of adjusted income from operations. Management believes presentation of this measure is useful to investors to enhance an overall understanding of our historical financial performance and future prospects. Adjusted income from operations, which is adjusted to exclude certain gains and losses from the comparable GAAP income from operations, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for income from operations or other measures prepared in accordance with GAAP.

        A reconciliation of income from operations in accordance with GAAP to income from operations, as adjusted, is provided below:

	Years ended December 31,
	2006	2007
Income from operations	$14,752	$19,510
Impairment of assets(1)	2,502	—
Loss on early extinguishment of debt(2)	73	—

Income from operations, as adjusted	$17,327	$19,510

(1)
Represents a pre-tax charge associated with the reprographics business unit.

(2)
Represents unamortized costs related to terminated credit facilities.

Interest expense, net

        Interest expense, net of interest income, increased by $92, or less than 1%, to $13,745 for the year ended December 31, 2007 as compared to $13,653 for the year ended December 31, 2006. The increase is primarily attributable to an increase in the average borrowing in 2007 compared to 2006. The increase in our borrowing in 2007 is attributable to our 2007 acquisitions. The average borrowing rate was 7.1% for the year ended December 31, 2007 as compared to 7.2% for the year ended December 31, 2006.

Gain or loss related to derivative instruments

        The Company is party to interest rate swap agreements which it entered into to protect the interest rates on its debt. Certain of these swap agreements do not qualify as cash flow hedges. In accordance with the guidelines for accounting for derivatives, a non-cash expense of $1,737 and $96 has been charged to the income statement for the years ended December 31, 2007 and 2006, respectively.

Provision for income taxes

        The provision for income taxes increased by $1,362 to $1,509 for the year ended December 31, 2007 compared to $147 for the year ended December 31, 2006. The increase is the combination of an increase in taxable income, a decrease in the effective tax rate and a reduction in the reserve for uncertain tax positions. The effective tax rate, without considering the impact of the reduction in the reserve in 2006 and 2007, decreased to 41.9% from 54.5% for the year ended December 31, 2007 compared to the same period in 2006. The decrease in the effective tax rate is due to a change in the estimated rate at which the deferred state tax assets will be realized and the impact of permanent book/tax differences on the increased taxable income in 2007 compared to 2006. The reduction in the reserve for uncertain tax provisions further reduced the effective tax rate to 37.5% for the year ended 2007 and 14.7% for the year ended December 31, 2006. The reductions to the rates relate to the expiration of the statute of limitations for certain tax exposures.

Net income

        As a result of the foregoing, net income increased $1,663, or 194%, to $2,519 for the year ended December 31, 2007 as compared to $856 for the year ended December 31, 2006. Net income, as adjusted for the items in the table below, increased $471, or 15%, to $3,605 for the year ended December 31, 2007 as compared to $3,134 for the year ended December 31, 2006.

        A reconciliation of net income, as reported to net income, as adjusted is provided below:

	Years Ended December 31,
	2006	2007
Net income, as reported	$856	$2,519

Income before provision for income taxes, as reported	$1,003	$4,028
Impairment of assets(1)	2,502	—
Loss related to derivative instruments(2)	96	1,737
Loss on early extinguishment of debt(3)	73	—

Income before provision for income taxes, as adjusted	3,674	5,765
Provision for income taxes, as adjusted	540	2,160

Net income, as adjusted	$3,134	$3,605

Diluted earnings per share, as adjusted	$0.23	$0.26

(1)
Represents a pre-tax charge associated with the reprographics business unit.

(2)
Represents the un-realized loss on interest rate protection contracts, which do not qualify for hedge accounting treatment.

(3)
Represents unamortized costs related to terminated credit facilities.

        To supplement the Company's consolidated financial statements presented on a generally accepted accounting principles (GAAP) basis, management has used a non-GAAP measure of net income. Management believes presentation of this measure is appropriate to enhance an overall understanding of our historical financial performance and future prospects. Adjusted net income, which is adjusted to exclude certain gains and losses from the comparable GAAP net income, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. These non-GAAP results are among the primary indicators management uses as a basis for evaluating the Company's financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful to investors, potential investors and others.

        Non-GAAP financial measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The Company's non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with the Company's consolidated financial statements prepared in accordance with GAAP.

Fiscal year ended December 31, 2006 compared to fiscal year ended December 31, 2005

        The information presented below for the years ended December 31, 2005 and 2006 is derived from Mac-Gray's consolidated financial statements and related notes included in this report.

Revenue

			2006 to 2005
	2005	2006	Increase (Decrease)	% Change
Laundry facilities management	$211,892	$229,719	$17,827	8%
Reprographics revenue	2,924	2,462	(462)	(16)%

Total facilities management revenue	214,816	232,181	17,365	8%

Intirion sales revenue	30,513	30,410	(103)	0%
Commercial laundry equipment sales revenue	15,294	16,736	1,442	9%

Total product sales revenue	45,807	47,146	1,339	3%

Total revenue	$260,623	$279,327	$18,704	7%

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

        Revenue in the reprographics business unit decreased $462, or 16%, to $2,462 for the year ended December 31, 2006 compared to $2,924 for the year ended December 31, 2005. In the year ended December 31, 2006, the reprographics business unit accounted for less than 1% of consolidated revenue. Due to the continued decline in the use of vended copiers in libraries and similar facilities, the reduction in the number of locations we operate, the difficulty of servicing fewer accounts over a wider territory, and the difficulty of predicting future income generation, in the fourth quarter of 2006 the Company decided not to renew contracts which will expire in the next twelve months in selected geographic markets. This decision, in addition to the Company's inability to predict success at negotiating profitable contracts going forward for this business in any of its present markets, resulted in the Company taking a non-cash impairment charge of $1,639, net of tax, in the fourth quarter of 2006.

        Product sales revenue.    Product sales revenue increased $1,339, or 3%, to $47,146 for the year ended December 31, 2006 compared to $45,807 for the year ended December 31, 2005. The increase in revenue for the year ended December 31, 2006 as compared to the same period in 2005 is attributable to increases in revenue in the laundry equipment sales business unit.

        Revenue in the Intirion business unit decreased $103, or less than 1%, to $30,410 for the year ended December 31, 2006 compared to $30,513 for the year ended December 31, 2005. The decrease is primarily attributable to a decrease in sales to the academic market and government market, partially offset by an increase in hospitality and assisted living sales. The hospitality sales increase is attributable to an increase in capital spending by the industry and a full year of sales to several new distributors added by our Company in 2005. We believe the decrease in academic sales can be attributed to constraints by academic institutions on capital spending on amenity items. Our sales to the government are continually affected by changes in government spending priorities. We believe current spending on military housing improvements has been delayed as a result of current military efforts in the Middle East.

        Revenue in the commercial laundry equipment sales business unit increased $1,442, or 9%, to $16,736 for the year ended December 31, 2006 compared to $15,294 for the year ended December 31, 2005. Sales in the commercial laundry equipment sales business unit are sensitive to the strength of the local economy, consumer confidence, local permitting and the availability and cost of financing to small businesses, and therefore, tend to fluctuate from period to period. The combination of these factors, coupled with the Company's marketing efforts, contributed to the increase in sales.

Cost of revenue

        Cost of facilities management revenue.    Cost of facilities management revenue includes rent paid to customers as well as costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue, and the costs of purchasing, delivering and servicing rented facilities management equipment. Salaries, warehousing and other operating expenses include $1,104 which had been included in facilities management costs in 2005 have been reclassified to cost of sales for the product sales segment to conform to 2006's presentation. The following references to 2005 give effect to the reclassification. Cost of facilities management revenue increased $11,809, or 8%, to $153,861 for the year ended December 31, 2006, as compared to $142,052 for the year ended December 31, 2005. This increase is attributable primarily to the cost, primarily facilities management rent, associated with the increase in facilities management revenue of $17,365, partially offset by the costs associated with the 2005 hurricanes which did not recur in 2006. Included in the cost for the year ended December 31, 2005 are costs associated with the 2005 hurricanes. Adjusting 2005 total costs to exclude the hurricane costs, cost of facilities management as a percentage of facilities management revenue remained consistent at 66% for the years ended December 31, 2006 and 2005. Changes in facilities management rent as a percentage of facilities management revenue can be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and room betterments are amortized over the life of the laundry lease.

        Depreciation and amortization.    Depreciation and amortization increased by $3,819, or 12%, to $35,156 for the year ended December 31, 2006 as compared to $31,337 for the year ended December 31, 2005. Laundry facilities management equipment and contract rights are depreciated and amortized using the straight-line method. The increased depreciation expense is attributable to new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts were renegotiated. In addition, due to management's decision not to recondition and redeploy equipment which is not as energy efficient as newer equipment, we disposed of certain laundry equipment in 2006 that had a remaining net book value of $847. This cost is included in depreciation expense.

        Cost of product sales.    Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® branded equipment and parts and supplies sold, as well as salaries and related warehousing expenses as part of the product sales segment. Costs of $1,104 consisting of salaries and other operating expenses, which were included in the cost of facilities management revenue in 2005, have been reclassified to the product sales segment to conform to 2006's presentation. The following references to 2005 give effect to the reclassification. Cost of product sales increased by $1,179, or 3%, to $37,352 for the year ended December 31, 2006 as compared to $36,173 for the year ended December 31, 2005. As a percentage of sales, cost of product sold was consistent at 79% for the years ended December 31, 2006 and 2005. The gross margin on product sales includes the gross margins from the laundry equipment sales and Intirion business units. The gross margin in the laundry equipment sales business unit decreased to 20% for the year ended December 31, 2006 as compared to 24% for the same period in 2005. The decrease in margin is attributable to product mix and increased costs from our suppliers. The gross margin in the Intirion business unit increased to 20% for the year ended December 31, 2006 as compared to 18% for the same period in 2005. The slight increase in margin is attributable to the mix of products sold as well as the Company's ability to pass on some increased fuel costs.

Operating expenses

        General, administration, sales, marketing and depreciation expense.    General, administration, sales, marketing and depreciation expense increased by $4,213, or 13%, to $35,663 for the year ended December 31, 2006 as compared to $31,450 for the year ended December 31, 2005. As a percentage of total revenue, general, administration, sales, marketing and depreciation expense increased from 12% for the year ended December 31, 2005 to 13% for the year ended December 31, 2006. The increase in total expenses is primarily attributable to the costs incurred to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the non-cash expense related to stock compensation, which was required to be recorded in 2006 in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" ("FAS123(R)").

        Loss on early extinguishment of debt.    Unamortized financing costs of $461 related to the term loan were expensed in 2005. In connection with the senior credit facilities, we repaid them in full and terminated our 2003 senior credit facilities. Unamortized financing costs of $207 associated with our 2003 senior credit facilities were also expensed in 2005. Effective December 29, 2006, the Company amended its bank credit facilities. As a result of this amendment, a portion of the unamortized financing costs amounting to $73, which had been incurred as part of the prior credit facility, were expensed.

        Gain on sale of assets.    Gain on sale of assets represents the gain from the sale of vehicles and other non-inventory assets in the ordinary course of business. In the year ended December 31, 2005, the gain included $10,588 from the sale of our corporate headquarters.

        Impairment of assets.    The revenue and corresponding operating income in our reprographics business unit have been declining since 1999 when college libraries, followed by public libraries, began to make reference material electronically available to patrons. Electronic availability, widespread conversion to laser printers (free of charge in many school libraries) and other technical advancements have led to reduced use of vended copy machines resulting in reduced revenue at several accounts. During the fourth quarter of 2006, the Company performed an evaluation of the reprographics business unit and its long-term prospects. As a result of this evaluation, management determined that the carrying amount of the business unit's long lived assets exceeded the estimated undiscounted cash flows expected to result from operating this business unit, and recognized a non-cash, non-recurring impairment charge of $2,502, or $0.19 per diluted share before taxes ($1,639, or $0.12 per diluted share net of taxes). This charge was calculated in accordance with SFAS No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets" ("FAS 144"). Accordingly, the Company used a discounted cash flow model to calculate the amount of the impairment charge after it was determined that, pre-write-down, the carrying amount of the business unit's long lived assets exceeded the estimated undiscounted future cash flows expected to result from operating this business unit.

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

(1)
On January 1, 2006, the Company adopted FAS123(R). These amounts represent expenses relating to issuances of equity awards in the periods presented.

(2)
Represents a pre-tax charge associated with the reprographics business unit.

(3)
Represents unamortized costs related to terminated credit facilities.

(4)
Represents a pre-tax gain recognized in connection with the sale of the Company's office and warehouse facility in Cambridge, Massachusetts on June 30, 2005.

Interest expense, net

        Interest expense, net of interest income, increased by $2,714, or 25%, to $13,653 for the year ended December 31, 2006 as compared to $10,939 for the year ended December 31, 2005. The increase is primarily attributable to an increase in the average borrowing rates to 7.2% for the year ended December 31, 2006 as compared to 5.9% for the year ended December 31, 2005. The increase in average borrowing rates is due, in large part, to the $150,000 of senior notes that we issued on August 16, 2005 and which bear interest at the rate of 7.625% per annum for which we recognized a full year's expense in 2006. Also contributing to the increase is our increased borrowing in 2006 of approximately $19,000 attributable to our 2006 acquisitions.

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

Provision for income taxes

        The provision for income taxes decreased by $8,416, or 98%, to $147 for the year ended December 31, 2006 compared to $8,563 for the year ended December 31, 2005. The decrease is the combination of a decrease in taxable income, an increase in the effective tax rate and a reduction in the reserve for uncertain tax positions. The effective tax rate, without considering the impact of the reduction in the reserve, increased to 54.5% from 41.5% for the year ended December 31, 2006 compared to the same period in 2005. The increase in the effective tax rate is due primarily to the impact of permanent book/tax differences on the decreased taxable income in 2006 compared to 2005. The reduction in the reserve for uncertain tax provisions further reduced the effective tax rate to 14.7% for the year ended December 31, 2006. This reduction relates to the expiration of the statute of limitations as of September 15, 2006 for certain state tax exposures.

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

(2)
Represents a pre-tax gain recognized in connection with the sale of the Company's office and warehouse facility in Cambridge, Massachusetts on June 30, 2005.

(3)
Represents a pre-tax charge associated with the reprographics business unit.

(4)
Represents the un-realized (gain) loss on interest rate protection contracts, which do not qualify for hedge accounting treatment.

(5)
Represents unamortized costs related to terminated credit facilities.

        To supplement the Company's consolidated financial statements presented on a generally accepted accounting principles (GAAP) basis, management has used a non-GAAP measure of net income. Management believes presentation of this measure is appropriate to enhance an overall understanding of our historical financial performance and future prospects. Adjusted net income, which is adjusted to exclude certain gains and losses from the comparable GAAP net income, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. These non-GAAP results are among the primary indicators management uses as a basis for evaluating the Company's financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful to investors, potential investors and others.

        Non-GAAP financial measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The Company's non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with the Company's consolidated financial statements prepared in accordance with GAAP.

Liquidity and Capital Resources (Dollars in thousands)

        We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings under our revolving loan facility described below. Included in the capital requirements that we expect to be able to fund during 2008 is approximately $30,000 of laundry equipment, laundry room betterments, and contract incentives incurred in connection with new customer leases and the renewal of existing leases.

        We historically have not needed sources of financing other than our internally generated cash flow and our revolving credit facilities to fund our working capital, capital expenditures and smaller acquisitions. As a result, we anticipate that our cash flow from operations and revolving credit facilities will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

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

Operating Activities

        For the years ended December 31, 2005, 2006 and 2007, cash flows provided by operating activities were $37,798, $36,403 and $43,645, respectively. Cash flows from operations consist primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and selling, general and administration expenses. The increase for the year ended December 31, 2007 as compared to the year ended December 31, 2006 is primarily attributable to ordinary changes in working capital. The most significant increases in cash flows provided by operating activities were depreciation and amortization expense, non-cash compensation expense, non-cash expense related to derivative instruments, and an increase in accounts payable, accrued facilities management rent and accrued expenses. The increase in depreciation and amortization expense is primarily attributable to the contract rights and equipment we acquired in 2007. The increase in accounts payable, accrued facilities management rent and accrued expenses was also attributable to the acquisitions in 2007. The most significant decrease in cash flows provided by operating activities was caused by an increase in accounts receivable.

Investing Activities

        For the years ended December 31, 2005, 2006 and 2007, cash flows used in investing activities were $120,251, $44,975 and $73,387, respectively. The increase for the year ended December 31, 2007 as compared to the year ended December 31, 2006 is attributable to the payment for certain acquisitions of laundry facilities management assets during 2007 of $46,626. Other capital expenditures for the years ended December 31, 2007 and 2006 totaled $27,154 and $25,911, respectively.

Financing Activities

        For the years ended December 31, 2005, 2006 and 2007, cash flows provided by financing activities were $87,008, $9,520 and $31,073, respectively. Cash flows provided by financing activities consist primarily of proceeds from and repayments of bank borrowings, which increased in 2007 due to borrowings to fund acquisitions.

        Effective December 29, 2006, we amended our senior bank credit facilities, reducing the credit line to $65,000 (with the option, subject to customary terms and conditions, to increase the line up to $100,000, in increments of not less than $10,000, over the life of the facility), reducing the interest rate on outstanding borrowings, modifying certain covenants and extending the maturity date to December 29, 2011. Concurrent with the Hof Acquisition, we increased the credit line to $85,000. The senior credit facilities are collateralized by a blanket lien on all of our assets and our two subsidiaries, Mac-Gray Services, Inc. and Intirion Corporation, as well as a pledge by the Company of all of the capital stock of its two subsidiaries. Borrowings outstanding under the revolving line of credit bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.00% to 1.50% (1.50% as of December 31, 2007) determined quarterly by reference to the funded debt ratio, or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.50% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its "prime rate," in each case, plus an applicable percentage, ranging from 0.00% to 0.50% (0.50% as of December 31, 2007), determined and payable quarterly by reference to the funded debt ratio. Under the senior credit facilities, we pay a commitment fee equal to a percentage, ranging from 0.25% to 0.30%, determined and payable quarterly by reference to the funded debt ratio, of the average daily-unused portion of the revolver under the senior credit facility. This commitment fee percentage was 0.30% as of December 31, 2007.

        As of December 31, 2007, there was $55,000 outstanding under the revolving line of credit and $860 in outstanding letters of credit under the senior credit facilities. The available balance under the revolving line of credit was $29,140 at December 31, 2007. The average interest rate on the borrowings outstanding under the senior credit facilities at December 31, 2006 and 2007 were 5.94% and 6.20%, respectively, including the applicable spread paid to the banks.

        The credit agreement for the senior credit facilities includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements, and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that we were required to meet as of December 31, 2007 were 4.25 to 1.00, 1.10 to 1.00, and 2.50 to 1.00, respectively. We were in compliance with these and all other financial covenants at December 31, 2007.

        The credit agreement for the senior credit facilities provides for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by the Company proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting the Company or any of its subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against the Company or (viii) a material defect in the lenders' lien against the collateral securing the obligations under the credit agreement. There were no events of default under the senior credit facilities at December 31, 2007.

        On August 16, 2005, we issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. The maturity date of the notes is August 15, 2015. The senior credit facilities were amended to permit the offering of the notes and modify certain of the covenants applicable to the senior credit facilities. The proceeds from the senior notes, less financing costs, were used to retire the term loan and pay down the revolver under the senior credit facilities.

        On and after August 15, 2010, we will be entitled, at our option, to redeem all or a portion of these notes at the redemption prices (expressed in percentages of principal amount on the redemption date,) plus accrued interest to the redemption date, if redeemed, during the 12-month period commencing on August 15 of the years set forth below:

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

        The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. We were in compliance with these and all other financial covenants at December 31, 2007.

        The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at December 31, 2007.

        Unamortized financing costs of $668 and $73, related to our senior credit facilities, were expensed during the years ended December 31, 2005 and 2006, respectively.

        Capital lease obligations on our fleet of vehicles totaled $3,068 and $3,521 at December 31, 2006 and 2007, respectively.

        We have entered into standard International Swaps and Derivatives Association, or ISDA, interest rate swap agreements to manage the interest rate risk associated with our senior credit facilities. For a description of our interest rate swap agreements see Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

Contractual Obligations

        A summary of the Company's contractual obligations and commitments related to its outstanding long-term debt and future minimum lease payments related to our vehicle fleet, corporate headquarters and warehouse rent and minimum facilities management rent as of December 31, 2007 is as follows:

Fiscal Year	Long Term Debt	Facilities Rent Commitments	Capital Lease Commitments	Operating Lease Commitments	Total
2008	$—	$16,734	$1,352	$2,905	$20,991
2009	—	14,763	1,058	2,485	18,306
2010	—	12,174	823	2,280	15,277
2011	55,000	8,003	288	1,884	65,175
2012	—	6,008	—	1,529	7,537
Thereafter	150,000	9,345	—	4,044	163,389

Total	$205,000	$67,027	$3,521	$15,127	$290,675

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

Off Balance Sheet Arrangements

        At the years ended December 31, 2005, 2006 and 2007, the Company had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes.

Seasonality

        We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 15%, or $36,000, of our total facilities management revenue in 2007. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, our operating and capital expenditures have historically been higher during the third calendar quarter when we install a large amount of equipment while colleges and universities are generally on summer break. Product sales, principally of MicroFridge® branded products, to this market are typically higher during the third calendar quarter as compared to the rest of the calendar year, somewhat offsetting the seasonality effect of the laundry facilities management business unit.

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

        Our critical accounting policies, as described in Note 2 to the Mac-Gray audited consolidated financial statements included elsewhere in this report, "Significant Accounting Policies," state our policies as they relate to significant matters: cash and cash equivalents, revenue recognition, provision for doubtful accounts, inventories, provision for inventory reserves, goodwill and intangible assets, impairment of long-lived assets, financial instruments and fair value of financial instruments.

        Cash and cash equivalents.    We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents is an estimate of cash not yet collected at period-end that remains at laundry facilities management and reprographics customer locations. At December 31, 2007 and 2006, this totaled $9,646 and $9,027, respectively. We record the estimated cash not yet collected as cash and cash equivalents and facilities management revenue. We also record the estimated related facilities management rent expense. These estimates are based upon historical collection trends, so that total cash at the end of each period will be reasonably stated.

        Revenue recognition.    We recognize laundry facilities management and reprographics revenue on the accrual basis. Rental revenue on MicroFridge® branded products is recognized ratably over the related contractual period. Included in deferred revenue and deposits is an estimate of refunds due to customers. We recognize revenue from product sales upon shipment of the products unless otherwise specified. We offer limited duration warranties on MicroFridge® branded products and, at the time of sale, provide reserves for all estimated warranty costs based upon historical warranty costs. Actual costs have not exceeded our estimates. Shipping and handling fees charged to customers are recognized upon shipment of the products and are included in revenue with related cost included in cost of sales.

        We have entered into long-term lease transactions that meet the qualifications of a sales-type lease for certain equipment. For these transactions, the amount of revenue recognized upon product shipment is the present value of the minimum lease payments, excluding executory costs and excluding profits on executory costs, discounted at the interest rate implicit in the lease. Interest revenue is recognized over the life of the rental agreement. At December 31, 2007 and 2006, we had $3,017 and $1,758, respectively, in receivables related to sales-type leases. These receivables have been recorded net of unearned interest income of $555 and $324 at December 31, 2007 and 2006, respectively. These receivables are primarily due ratably over the next seven years and have been classified as other current assets and other long-term assets, as appropriate, on the balance sheet. The related reserve for uncollectible lease receivables at December 31, 2007 and 2006 was $17 and $26, respectively. All installation and repair services are provided on an occurrence basis, not on a contractual basis. Related revenue is recognized at the time the installation service, or other service, is provided to the customer.

        We believe our accounting for facilities management revenue, rental revenue, service fees and long-term lease transactions are appropriate for us, properly matching the earnings process with the proper reporting period.

        Provision for doubtful accounts.    On a regular basis, we review the adequacy of our provision for doubtful accounts for trade accounts receivable and lease receivables based on historical collection results and current economic conditions, using factors based on the aging of our trade accounts receivable and lease receivables. In addition, we estimate specific additional allowances based on indications that a specific customer may be experiencing financial difficulties.

        Inventories.    Inventories are stated at the lower of cost (as determined using the average cost method) or market and primarily consist of finished goods. Based on the nature of our inventory, being laundry and MicroFridge® branded equipment, and our inventory handling practices, we believe the lower of cost or market is the most appropriate valuation method for us.

        Provision for inventory reserves.    On a regular basis, we review the adequacy of our reserve for inventory obsolescence based on historical experience, product knowledge and frequency of shipments.

        Goodwill and intangible assets.    Intangible assets primarily consist of various non-compete agreements, customer lists, goodwill and contract rights recorded in connection with acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from five to fifteen years. Customer lists are amortized using the straight-line method over fifteen years. Contract rights are amortized using the straight-line method over fifteen or twenty years. The life assigned to acquired contracts is based on several factors, including: (i) the seller's renewal rate of the contract portfolio for the most recent years prior to the acquisition, (ii) the number of years the average contract has been in the seller's contract portfolio, (iii) the overall level of customer satisfaction within the contract portfolio and (iv) our ability to maintain or exceed the level of customer satisfaction maintained by the seller prior to the acquisition by us. We are accounting for acquired contract rights on a pool-basis based on the fact that, in general, no single contract accounts for more than 2% of the revenue of any acquired portfolio and the fact that few of the contracts are predicted to be terminated, either prior to or at the end of the contract term. Based on our experience, we believe that these costs associated with various acquisitions are properly recognized and amortized over a reasonable length of time.

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

        In accordance with FAS 142, we test our goodwill annually for impairment and whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The goodwill impairment review consists of a two-step process of first comparing the fair value of the reporting unit with its carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, the Company would proceed to the next step, which is to measure the amount of the impairment loss. Any such impairment loss would be recognized in the Company's results of operations in the period the impairment loss arose.

        In measuring whether goodwill is impaired, the Company uses an estimate of its future undiscounted cash flows of the business over the estimated remaining life. If the Company's expectation of future undiscounted net cash flows indicates an impairment, the Company would write down the appropriate assets to their estimated realizable values based on discounted cash flows. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level for which there is identifiable cash flows.

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

        Fair value of financial instruments.    For purposes of financial reporting, we have determined that the fair value of financial instruments approximates book value at December 31, 2007 and 2006, based upon terms currently available to us in financial markets. The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of No. 115" ("FAS 159"), which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of January 1,

2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. In the normal course of its business, the Company manages its exposure to these risks as described below. The Company does not engage in trading market-risk sensitive instruments for speculative purposes.

Interest Rates—

        The table below provides information about the Company's debt obligations including debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at December 31, 2007.

	December 31, 2007
	Expected Maturity Date (In Thousands)
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term Debt:
Fixed Rate	$—	$—	$—	$—	$—	$150,000	$150,000
Average interest rate						7.625%
Variable rate	$—	$—	$—	$55,000	$—	$—	$55,000
Average interest rate				6.20%

        The Company entered into standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "Swap Agreements") to manage the interest rate risk associated with its debt. Concurrent with the reduction of the amounts due under the senior credit facilities, certain Swap Agreements previously designated as cash flow hedges ceased to qualify as such. The change in the fair value of the Swap Agreements that do not qualify for hedge accounting is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a loss of $1,737 and $96 for the years ended December 31, 2007 and 2006, respectively.

        The table below outlines the details of each remaining Swap Agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount December 31, 2007	Expiration Date	Fixed Rate
June 24, 2003	$20,000	Amortizing	$7,143	Jun 30, 2008	2.34%
June 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed(1)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed(1)	$—	Dec 31, 2011	4.77%

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

        The fair value of the Swap Agreements is the estimated amount that the Company would receive or (pay) to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2006 and 2007, the fair values of the Swap Agreements were $1,335 and $(665), respectively. These amounts have been included in other assets and other liabilities on the consolidated balance sheets.

        As of December 31, 2007, there was $55,000 outstanding under the revolving line of credit and $860 in outstanding letters of credit. The available balance under the revolving line of credit was $29,140 at December 31, 2007. The average interest rate on the borrowings outstanding at December 31, 2007 was approximately 6.20%, including the applicable spread paid to the banks.

Item 8.    Financial Statements and Supplementary Data

        Financial statements and supplementary data are contained in pages F-1 through F-35 hereto.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)   Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2007 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15(d)-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b)   Management's Annual Report on Internal Control over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        We have excluded the acquisition of Hof Service Company, Inc. and Bobb Corp. (collectively "Hof") from our assessment of internal controls over financial reporting as of December 31, 2007, because we acquired Hof in a purchase business combination during 2007. The Hof business is a component of our Facilities Management reporting segment and represents approximately 11% of our total consolidated assets as of December 31, 2007 and approximately 5% of our total consolidated revenue for the year ended December 31, 2007.

(c)   Changes in Internal Control over Financial Reporting

        As of the end of the Company's 2007 fiscal year, management conducted assessments of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on these assessments, management has determined that the Company's internal control over financial reporting as of December 31, 2007 was effective. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

        NYSE Annual CEO Certification.    On May 30, 2007, Stewart Gray MacDonald, Jr., Chief Executive Officer of the Company, submitted to the New York Stock Exchange (the "NYSE") the Annual CEO Certification required by Section 303A of the Corporate Governance Rules of the NYSE certifying that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

        Management's report on internal controls over financial reporting contained in this paragraph (b) of Item 9A shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        We will furnish to the SEC a definitive Proxy Statement no later 120 days after the close of the fiscal year ended December 31, 2007. Certain information required by this Item 10 is incorporated herein by reference to the Proxy Statement.

Item 11.    Executive Compensation

        The information required by this Item 11 is incorporated herein by reference to the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is incorporated herein by reference to the Proxy Statement.

Stock Option Plan Information and Employee Stock Purchase Plan Information

        The following tables provide information as of December 31, 2007 regarding shares of our common stock that may be issued under the existing equity compensation plans, including our 1997 Stock Option and Incentive Plan (the "1997 Plan"), 2001 Employee Stock Purchase Plan (the "ESPP") and 2005 Stock Option and Incentive Plan (the "2005 Plan"). There are no equity compensation plans that have not been approved by the shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,493,388	$8.71	1,921,559	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	1,493,388	$8.71	1,921,559	(2)

(1)
Represents outstanding options and restricted shares granted but not yet issued under the 1997 Plan and 2005 Plan. There are no options, warrants or rights outstanding under the ESPP (does not include the purchase rights accruing under the ESPP because the purchase price, and therefore the number of shares to be purchased, is not determinable until the end of the purchase period).

(2)
Includes 680,600 shares available for future issuance under the 1997 Plan, 1,214,834 shares available for future issuance under the 2005 Plan, and 26,125 shares available for future issuance under the ESPP. No new share options may be granted under the 1997 Plan. The number of shares reserved for issuance under the 2005 Plan is 1,300,000.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is incorporated herein by reference to the Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item 14 is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   1. and 2. An Index to Consolidated Financial Statements and Financial Statement Schedules is on Page F-1 of this Report.

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

        Each exhibit marked by an (s) was previously filed as an exhibit to Mac-Gray's Form 10-K/A filed on April 11, 2002 and the number in parenthesis following the description of the exhibit refers to the exhibit number in the Form 10-K/A.

        Each exhibit marked by an (r) was previously filed as an exhibit to Mac-Gray's Form 10-K filed on March 31, 2005, and the number in parenthesis following the description of the exhibit refers to the exhibit number in the Form 10-K.

        Each exhibit marked by a (p) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on May 31, 2005 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (o) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on July 28, 2005 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (n) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on August 18, 2005 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (l) was previously filed as an exhibit to Mac-Gray's Form 10-Q filed on November 14, 2005 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-Q.

        Each exhibit marked by a (k) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on November 13, 2006 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (j) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on December 28, 2006 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (i) was previously filed as an exhibit to Mac-Gray's Form 10-Q filed on May 15, 2006 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-Q.

        Each exhibit marked by a (h) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on March 13, 2007 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (g) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on August 13, 2007 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (f) was previously filed as an exhibit to Mac-Gray's Form 10-Q filed on November 9, 2007 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-Q.

        Each exhibit marked by a (e) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on January 24, 2008 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (d) was previously filed as an exhibit to Mac-Gray's Definite Proxy Statement, filed on April 19, 2001 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Proxy Statement.

        Each exhibit marked by a (c) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on March 7, 2008 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        The following is a complete list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

3.10	Amended and Restated Certificate of Incorporation (3.1)+
3.20	Amended and Restated By-laws (3.1)c
4.10	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1)#
4.20	Shareholder Rights Agreement, dated as of June 15, 1999, by and between the Registrant and State Street Bank and Trust Company (4.1)x
4.30	Indenture, dated August 16, 2005, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation and Wachovia Bank, National Association (4.1)n
10.01	Stockholders' Agreement, dated as of June 26, 1997, by and among the Registrant and certain stockholders of the Registrant (10.2)+
10.02	Form of Maytag Distributorship Agreements (10.13)+
10.03	The Registrant's 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits) (10.16)+***
10.09	Form of Noncompetition Agreement between the Registrant and its executive officers (10.15)v***
10.10	Form of Director Indemnification Agreement between the Registrant and each of its Directors (10.16)v***
10.11	April 2001 Amendment to the Mac-Gray Corporation 1997 Stock Option and Incentive Plan (10.17)v***

10.12	2005 Directors Compensation Arrangements (10.11)l***
10.14	Form of executive severance agreement between the Registrant and each of its chief financial officer and chief operating officer (10.18)s***
10.15	Form of executive severance agreement between the Registrant and its chief executive officer (10.19)s***
10.16	Asset Purchase Agreement, dated as of January 16, 2004, between Mac-Gray Services, Inc. and Web Service Company (2.1)t
10.17	Asset Purchase Agreement, dated as of January 10, 2005, between Mac-Gray Services, Inc. and Web Service Company (10.18)r
10.18	Trademark License Agreement dated January 10, 2005 by and between Web Service Company, Inc. ("Licensor") and Mac-Gray Services, Inc. ("Licensee") (10.19)r
10.19	Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.1)p***
10.20	Form of Incentive Stock Option Agreement under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.2)p***
10.21	Form of Non-Qualified Stock Option Agreement for Company Employees under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.3)p***
10.23	Form of Restricted Stock Award Agreement for awards under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.5)p***
10.24	Lease Agreement, dated July 22, 2005, between Mac-Gray Services, Inc., and 404 Wyman LLC (99.1)o
10.25	Registration Rights Agreement, dated August 16, 2005, by and among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation and J.P. Morgan Securities Inc. (99.1)n
10.26	Form of Mac-Gray Corporation 7 5/8% Senior Notes due 2015 (4.2)n
10.28	Form of executive severance agreement between the Registrant and its executive vice president, operations (99.1)k***
10.29
Amended and Restated Credit Agreement, dated December 21, 2006, by and among the Registrant, the other Borrowers (as defined therein), the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (10.1)j
10.30	Form of Restricted Stock Award Agreement for awards under the Mac-Gray Corporation Long Term Incentive Plan (10.1)i***
10.31	Form of Employment Agreement between the Company and certain executive officers (10.1)h***
10.32	Asset Purchase Agreement, dated as of August 8, 2007, by and among Mac-Gray Services, Inc., Hof Service Company, Inc., and the stockholders of Hof Service Company, Inc. (2.1)g
10.33	Asset Purchase Agreement, dated as of August 8, 2007, by and among Mac-Gray Services, Inc., Bobb Corp., and the stockholders of Bobb Corp. (2.2)g
10.34
Incremental Facility Amendment and Amendment No. 1, dated August 8, 2007, to Amended and Restated Credit Agreement, dated December 21, 2006, by and among the Company, the other Borrowers therein, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (10.1)f
10.35	Mac-Gray Corporation Long Term Incentive Plan (10.1)e***

10.36	Form of Restricted Stock Unit Agreement for cash settled awards under the Long Term Incentive Plan (10.2)e***
10.37	Form of Restricted Stock Unit Agreement for stock settled awards under the Long Term Incentive Plan (10.3)e***
10.38	Mac-Gray Senior Executive Incentive Plan (10.4)e***
10.39	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.5)e***
10.40	Mac-Gray Corporation 2001 Employee Stock Purchase Plan (Ex. A)d***
10.41	Form of executive severance agreement, dated March 3, 2008, between the Registrant and each of Linda Serafini, Robert Tuttle and Phil Emma (10.1)c***
10.42	Form of first amendment to executive severance agreement, dated March 3, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (filed herewith)***
10.43	Form of first amendment to employment agreement, dated March 3, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (filed herewith)***
21.1	Subsidiaries of the Registrant (21.1)z
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

***
Management compensatory plan or arrangement

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 14th DAY OF MARCH, 2008.

MAC-GRAY CORPORATION
	By:	/s/ STEWART GRAY MACDONALD, JR. Stewart Gray MacDonald, Jr. Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 14, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. BRYAN David W. Bryan	Director	March 14, 2008
/s/ THOMAS E. BULLOCK Thomas E. Bullock	Director	March 14, 2008
/s/ CHRISTOPHER T. JENNY Christopher T. Jenny	Director	March 14, 2008
/s/ EDWARD F. MCCAULEY Edward F. McCauley	Director	March 14, 2008
/s/ WILLIAM F. MEAGHER William F. Meagher	Director	March 14, 2008
/s/ JERRY A. SCHILLER Jerry A. Schiller	Director	March 14, 2008
/s/ MARY ANN TOCIO Mary Ann Tocio	Director	March 14, 2008
/s/ MICHAEL J. SHEA Michael J. Shea	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2008

Items 15(a)(1) and (2)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Item 15(a)(1)

        The following consolidated financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below.

Item 15(a)(2)

        The following consolidated financial statement schedule of Mac-Gray Corporation should be read in conjunction with the financial statements included herein.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mac-Gray Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page F-1 present fairly, in all material respects, the financial position of Mac-Gray Corporation (the "Company") and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Annual Report on Internal Control Over Financial Reporting" appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in "Management's Annual Report on Internal Control over Financial Reporting" appearing under Item 9A, management has excluded the acquisition of Hof Service Company, Inc. and Bobb Corp. (collectively "Hof") from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded Hof from our audit of internal control over financial reporting. The Hof business is a component of the Company's Facilities Management reporting segment whose total consolidated assets and total consolidated revenues represent 11% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 12, 2008

MAC-GRAY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2006	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$11,994	$13,325
Trade receivables, net of allowance for doubtful accounts	9,176	10,106
Inventory of finished goods, net	7,237	7,400
Deferred income taxes	961	943
Prepaid facilities management rent and other current assets	12,951	15,160

Total current assets	42,319	46,934
Property, plant and equipment, net	118,654	126,321
Goodwill	38,454	42,229
Intangible assets, net	125,543	153,341
Prepaid facilities management rent and other assets	14,034	14,712

Total assets	$339,004	$383,537

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligations	$1,245	$1,352
Trade accounts payable	10,447	11,595
Accrued facilities management rent	16,527	18,309
Accrued expenses	11,445	12,350
Deferred revenues and deposits	591	777

Total current liabilities	40,255	44,383
Long-term debt	174,000	205,000
Long-term capital lease obligations	1,823	2,169
Deferred income taxes	29,620	30,907
Other liabilities	1,666	3,234
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 13,077,694 outstanding at December 31, 2006, and 13,443,754 issued and 13,276,864 outstanding at December 31, 2007)	134	134
Additional paid in capital	70,553	72,586
Accumulated other comprehensive income	183	45
Retained earnings	24,571	26,812

	95,441	99,577
Less common stock in treasury, at cost (366,060 shares at December 31, 2006 and 166,890 shares at December 31, 2007)	(3,801)	(1,733)

Total stockholders' equity	91,640	97,844

Total liabilities and stockholders' equity	$339,004	$383,537

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share data)

	Years Ended December 31,
	2005	2006	2007
Revenue:
Facilities management revenue	$214,816	$232,181	$242,803
Product sales	45,807	47,146	53,099

Total revenue	260,623	279,327	295,902

Cost of revenue:
Cost of facilities management revenue	142,052	153,861	162,839
Depreciation and amortization	31,337	35,156	37,410
Cost of product sales	36,173	37,352	40,347

Total cost of revenue	209,562	226,369	240,596

Gross margin	51,061	52,958	55,306

Operating expenses:
General and administration	14,164	17,826	18,075
Sales and marketing	16,097	16,248	16,364
Depreciation and amortization	1,189	1,589	1,611
Gain on sale of assets, net	(10,735)	(32)	(254)
Loss on early extinguishment of debt	668	73	—
Impairment of assets	—	2,502	—

Total operating expenses	21,383	38,206	35,796

Income from operations	29,678	14,752	19,510
Interest expense, net	(10,939)	(13,653)	(13,745)
Gain (loss) related to derivative instruments	1,876	(96)	(1,737)

Income before provision for income taxes	20,615	1,003	4,028
Provision for income taxes	(8,563)	(147)	(1,509)

Net income	$12,052	$856	$2,519

Net income per common share—basic	$0.94	$0.07	$0.19

Net income per common share—diluted	$0.91	$0.06	$0.18

Weighted average common shares outstanding—basic	12,864	13,008	13,209

Weighted average common shares outstanding—diluted	13,283	13,448	13,680

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common stock						Treasury Stock
	Number of shares	Value	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Gain	Comprehensive Income	Retained Earnings	Number of shares	Cost	Total
Balance, December 31, 2004	13,443,754	$134	$68,568	$822		$13,283	661,665	$(6,871)	$75,936
Net income	—	—	—	—	$12,052	12,052	—	—	12,052
Other comprehensive income:
Unrealized loss on derivative instruments and reclassification adjustment, net of tax benefit of $338 (Note 7)	—	—	—	(507)	(507)	—	—	—	(507)

Comprehensive income	—	—	—	—	$11,545	—	—	—	—

Stock issuance—Employee
Stock Purchase Plan	—	—	—	—		(127)	(31,610)	328	201
Options exercised	—	—	—	—		(693)	(104,583)	1,086	393
Windfall tax benefit	—	—	464	—		—	—	—	464
Stock granted	—	—	—	—		(2)	(6,058)	64	62

Balance, December 31, 2005	13,443,754	134	69,032	315		24,513	519,414	(5,393)	88,601
Net income	—	—	—	—	$856	856	—	—	856
Other comprehensive income:
Unrealized loss on derivative instruments, net of tax benefit of $84 (Note 7)	—	—	—	(132)	(132)	—	—	—	(132)

Comprehensive income	—	—	—	—	$724	—	—	—	—

Options exercised	—	—	—	—		(754)	(129,967)	1,350	596
Stock compensation expense	—	—	1,147	—		—	—	—	1,147
Windfall tax benefit	—	—	365	—		—	—	—	365
Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(44)	(17,534)	182	138
Stock granted	—	—	9	—		—	(5,853)	60	69

Balance, December 31, 2006	13,443,754	134	70,553	183		24,571	366,060	(3,801)	91,640
Cumulative change related to the adoption of FIN 48	—	—	—	—		500	—	—	500

	13,443,754	134	70,553	183		25,071	366,060	(3,801)	92,140
Net income	—	—	—	—	$2,519	2,519	—	—	2,519
Other comprehensive income:
Unrealized loss on derivative instruments, net of tax benefit of $124 (Note 7)	—	—	—	(138)	(138)	—	—	—	(138)

Comprehensive income	—	—	—	—	$2,381	—	—	—	—

Options exercised	—	—	—	—		(527)	(128,955)	1,340	813
Stock compensation expense	—	—	1,679	—		—	—	—	1,679
Windfall tax benefit	—	—	338	—		—	—	—	338
Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(22)	(49,446)	514	492
Stock granted	—	—	16	—		(229)	(20,769)	214	1

Balance, December 31, 2007	13,443,754	$134	$72,586	$45		$26,812	166,890	$(1,733)	$97,844

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income	$12,052	$856	$2,519
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	32,526	36,745	39,021
Impairment of assets	—	2,502	—
Loss on early extinguishment of debt	668	73	—
(Decrease) increase in allowance for doubtful accounts and lease reserves	206	(154)	(50)
Gain on disposition of assets	(10,735)	(33)	(254)
Stock grants	62	69	1
Non-cash derivative interest (income) expense	(1,680)	96	1,737
Deferred income taxes	2,188	944	1,305
Non cash stock compensation	—	1,147	1,679
Windfall tax benefit	464	—	—
Decrease (increase) in accounts receivable	(2,077)	1,294	(888)
Decrease (increase) in inventory	(300)	(714)	784
Increase in prepaid facilities management rent and other assets	(5,888)	(7,519)	(6,628)
Increase in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	10,433	1,188	4,233
Increase (decrease) in deferred revenues and customer deposits	(121)	(91)	186

Net cash flows provided by operating activities	37,798	36,403	43,645

Cash flows from investing activities:
Capital expenditures	(26,380)	(25,911)	(27,154)
Payments for acquisitions	(106,244)	(19,356)	(46,626)
Proceeds from sale of assets	12,373	292	393

Net cash flows used in investing activities	(120,251)	(44,975)	(73,387)

Cash flows from financing activities:
Payments on capital lease obligations	(1,286)	(1,386)	(1,550)
Borrowings on 2005 Senior Notes	150,000	—	—
Borrowings on 2005 term credit facility	80,000	—	—
Payments on 2005 term credit facility	(80,000)	—	—
Payments on 2003 term credit facility and mortgage note payable	(33,880)	—	—
Payments on revolving credit facility	(142,758)	(34,000)	(32,000)
Borrowings on revolving credit facility	119,774	44,000	63,000
Financing costs	(6,218)	(193)	(20)
Windfall tax benefit	—	365	338
Proceeds from termination of derivative instruments	782	—	—
Proceeds from exercise of stock options	393	596	813
Proceeds from issuance of common stock	201	138	492

Net cash flows provided by financing activities	87,008	9,520	31,073

Increase in cash and cash equivalents	4,555	948	1,331
Cash and cash equivalents, beginning of period	6,491	11,046	11,994

Cash and cash equivalents, end of period	$11,046	$11,994	$13,325

Supplemental cash flow information:
Interest paid	$6,553	$14,015	$13,637
Income taxes paid	$6,622	$1,301	$78

Supplemental disclosure of non-cash investing activities:

        During the years ended December 31, 2005, 2006 and 2007, the Company acquired various vehicles under capital lease agreements totaling $1,499, $1,776 and $2,003 respectively.

        During the year ended December 31, 2007, the company incurred a liability in the amount of $1,670 in the form of a future cash payment related to an acquisition.

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Description of the Business and Basis of Presentation

        Description of the Business.    Mac-Gray Corporation ("Mac-Gray" or the "Company") generates the majority of its revenue from card- and coin-operated laundry rooms located in 43 states and the District of Columbia. A portion of its revenue is also derived from the sale and lease of the Company's MicroFridge® branded product lines. The Company's principal customer base is the multi-unit housing market, which includes apartments, condominium units, colleges and universities, and military bases. The Company also sells, services and leases commercial laundry equipment to commercial laundromats, multi-unit housing properties and institutions. The majority of the Company's purchases of laundry equipment is from one supplier.

        Basis of Presentation.    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

2. Significant Accounting Policies

        Cash and Cash Equivalents.    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has cash deposited with financial institutions in excess of the $100 insured limit of the Federal Deposit Insurance Corporation. Included in cash and cash equivalents is an estimate of cash not yet collected which remains at laundry customer locations. At December 31, 2006 and 2007, this estimate was $9,027 and $9,646, respectively.

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

        The Company has entered into long-term lease transactions that meet the qualifications of a sales-type lease for certain equipment. For these transactions, the amount of revenue recognized upon product shipment is the present value of the minimum lease payments, excluding executory costs and excluding profits on executory costs, discounted at the interest rate implicit in the lease. Interest revenue is recognized over the life of the rental agreement. At December 31, 2006 and 2007, the Company had $1,758 and $3,017, respectively, in receivables related to sales-type leases. These receivables have been recorded net of unearned interest income of $324 and $555 at December 31, 2006 and 2007, respectively. These receivables are primarily due ratably over the next seven years and have been classified as other current assets and other long-term assets, as appropriate, in the consolidated balance sheet. The related reserve for lease receivables was $26 and $17 at December 31, 2006 and 2007, respectively.

        Allowance for Doubtful Accounts.    On a regular basis, the Company reviews the adequacy of its provision for doubtful accounts for trade accounts receivable and lease receivables based on historical collection results and current economic conditions using factors based on the aging of its trade accounts and lease receivables. In addition, the Company estimates specific additional allowances based on indications that a specific customer may be experiencing financial difficulties. The Company maintains

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

an allowance for doubtful trade accounts receivable of $408 and $366 at December 31, 2006 and 2007, respectively.

        Concentration of Credit Risk.    Financial instruments which potentially expose the Company to concentration of credit risk include trade and lease receivables generated by the Company as a result of the selling and leasing of laundry equipment and MicroFridge® branded products. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed and reserves are maintained. The Company typically does not require collateral. No individual Product Sales customer accounted for more than 10% of revenues or accounts receivable for any period presented.

        Fair Value of Financial Instruments.    For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 2006 and 2007, based upon terms currently available to the Company in financial markets. The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.

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

        Advertising Costs.    Advertising costs are expensed as incurred. These costs were $1,347, $953 and $1,185 for the years ended December 31, 2005, 2006 and 2007, respectively.

        Goodwill and Intangible Assets.    Intangible assets primarily consist of various non-compete agreements, customer lists, goodwill, trade name and contract rights recorded in connection with acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from five to fifteen years. Customer lists are amortized using the

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

straight-line method over fifteen years. The majority of contract rights are amortized using the straight-line method over twenty years, with the balance amortized on a straight-line method over fifteen years. The life assigned to acquired contracts is based on several factors, including: the seller's renewal rate of the contract portfolio for the most recent years prior to the acquisition, the number of years the average contract has been in the seller's contract portfolio, the overall level of customer satisfaction within the contract portfolio and the ability of the Company to maintain or exceed the level of customer satisfaction maintained by the seller prior to the acquisition by the Company. The Company is accounting for acquired contract rights on a pool-basis based on the fact that, in general, no single contract accounts for more than 2% of the revenue of any acquired portfolio and the fact that few of the contracts are predicted to be terminated, either prior to or at the end of the contract term.

        Impairment of Long-Lived Assets.    The Company reviews long-lived assets, including fixed assets and intangible assets with definitive lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The Company's annual impairment test for laundry facilities management contract rights assigned a 15-year amortization period consists of comparing the current number of machines under contract and the current cash flow of all the Company's contracts in the market where the portfolios were acquired to the original number of machines acquired and the cash flow as predicted by the Company at the time of the acquisition. For those contract rights assigned a 20-year amortization period, the Company's annual impairment test consists primarily of identifying the accumulated retention rate of the specific acquired contract portfolio in order to assess the appropriateness of the net book value of the related contract rights. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

        The Company tests its goodwill annually for impairment. The goodwill impairment review consists of a two-step process of first comparing the fair value of the reporting unit with its carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, the Company would proceed to the next step, which is to measure the amount of the impairment loss. Any such impairment loss would be recognized in the Company's results of operations in the period the impairment loss arose.

        In measuring whether goodwill is impaired, the Company uses an estimate of its future undiscounted cash flows of the business over the estimated remaining life. If the Company's expectation of future undiscounted net cash flows indicates an impairment, the Company would write down the appropriate assets to their estimated realizable values based on discounted cash flows. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level for which there is identifiable cash flows.

        The Company evaluates its trade name annually for impairment. If the trademark is still actively used by the Company and continues to be a recognized brand in the industry, there is deemed to be no impairment.

        Income Taxes.    The Company utilizes the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

expected future tax consequences of temporary differences between the financial statement carrying amounts of the existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

        Stock Compensation.    The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payments", ("FAS 123(R)") as of January 1, 2006. FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).

        The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model. The expected life of options and the expected forfeiture rates are estimated based on historical experience. The historical volatility is used to estimate the expected volatility at the measurement date.

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

        Financial Instruments.    The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FAS No. 133" ("FAS 138"). These statements require the Company to recognize derivatives on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the intended use

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

of the derivative. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

        Product Warranties.    The Company offers limited-duration warranties on MicroFridge® branded products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical experience. These amounts are included in accrued expenses and other liabilities on the Company's balance sheets.

        The activity for the year ended December 31, 2007 is as follows:

Accrued Warranty
Balance, December 31, 2005	$567
Accruals for warranties issued	193
Settlements made (in cash or in kind)	(304)

Balance, December 31, 2006	456
Accruals for warranties issued	242
Settlements made (in cash or in kind)	(340)

Balance, December 31, 2007	$358

        New Accounting Pronouncements.    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of No. 115" ("FAS 159"), which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company is currently reviewing this new accounting standard but does not expect it to have a material impact on its financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

        Reclassifications.    Certain amounts from prior years have been reclassified to conform to current year presentation.

3. Impairment of Assets

        The revenue and corresponding operating income from the Company's reprographics business unit have been declining since 1999 when college libraries, followed by public libraries, began to make reference material available to patrons electronically. Electronic availability, widespread conversion to laser printers (free of charge in many school libraries) and other technical advancements have led to reduced use of vended copy machines resulting in reduced revenue at several accounts. During the fourth quarter of 2006, the Company performed an evaluation of the reprographics business unit and its long-range prospects. As a result of this evaluation, management determined that the carrying amount of the business unit's long lived assets exceeded the estimated undiscounted cash flows expected to result from operating this business unit, and recognized a non-cash, non-recurring, pre-tax impairment charge of $2,502. This charge was calculated in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", ("FAS 144").

4. Acquisitions

        On August 8, 2007, the Company acquired the laundry facilities management assets of Hof Service Company, Inc. and Bob Corp. in Maryland (the "Hof Acquisition"). On April 26, 2007, the Company acquired the laundry facilities management assets of a regional operator in New York. On February 28, 2007, the Company acquired the laundry facilities management assets and distribution rights of a regional operator in the Southeast United States. These acquisitions have been reflected in the accompanying consolidated financial statements from the dates of the acquisition, and have been accounted for as purchase business combinations in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). The total purchase price of each of these acquisitions has been allocated to the acquired assets and liabilities, based on estimates of their related fair value. A twenty-year amortization period has been assigned to the acquired contract rights, a ten-year amortization period for the acquired distribution rights, and the acquired used laundry equipment has been assigned an average life of two to seven years based upon physical evaluation of the equipment.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

4. Acquisitions (Continued)

        The total purchase price for each of these acquisitions was allocated as follows:

	February 28, 2007	April 26, 2007	August 8, 2007
Contract rights	$546	$2,134	$30,900
Goodwill	—	—	3,775
Trade name	—	—	1,400
Distribution rights	1,623	—	—
Equipment	170	526	5,934
Inventory	239	—	708

Total Purchase Price	$2,578	$2,660	$42,717

        The purchase price of the Hof Acquisition includes a discounted future payment in the amount of $1,670. This payment is due upon the third anniversary of the acquisition date and is contingent upon the acquired business achieving certain financial conditions. The Company believes the financial conditions set forth will be achieved and expects to make this payment on the due date.

        The following unaudited pro forma operating results of the Company assume the 2007 acquisitions took place on January 1, 2006. Such information includes adjustments to reflect additional depreciation, amortization and interest expense, and is not necessarily indicative of what the results of operations would have been or the results of operations in future periods.

	Year Ended December 31, 2006	Year Ended December 31, 2007
Net revenue	$309,558	$312,239
Net income	$(160)	$1,895
Net income per share:
Basic	$(0.01)	$0.14
Diluted	$(0.01)	$0.14

        Throughout the year the Company made certain other acquisitions for a combined purchase price of $341, which was allocated to contract rights. These acquisitions are being amortized over a period of four to seven years.

5. Sale of Corporate Headquarters

        On June 30, 2005, we completed the sale of our corporate headquarters in Cambridge, Massachusetts for $11,800 in cash. We used the net proceeds from the sale to repay the $3,800 balance of the mortgage loan on the property and repay $2,000 under the 2005 senior credit facilities. Concurrently with the closing of the sale, we leased the property back from the purchaser until March 31, 2006 while we relocated our corporate, warehouse and branch operations to new facilities. In connection with this sale, in the second quarter of 2005, we recorded a gain of approximately $6,100, net of taxes.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

6. Long-Term Debt

        Effective December 29, 2006, the Company amended its senior bank credit facilities, reducing the credit line to $65,000 (with the option, subject to customary terms and conditions, to increase the line up to $100,000, in increments of not less than $10,000, over the life of the facility), reducing the interest rate on outstanding borrowings, modifying certain covenants and extending the maturity date to December 29, 2011. Concurrent with the Hof Acquisition in August 2007, the Company increased its credit line to $85,000. The senior credit facilities are collateralized by a blanket lien on all of our assets and our two main subsidiaries, Mac-Gray Services, Inc. and Intirion Corporation, as well as a pledge by the Company of all of the capital stock of its two subsidiaries. Borrowings outstanding under the revolving line of credit bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 1.00% to 1.50% (1.50% as of December 31, 2007) determined quarterly by reference to the funded debt ratio, or (ii) in the case of alternate base rate loans and swing line loans, the higher of (a) the federal funds rate plus 0.50% or (b) the annual rate of interest announced by JPMorgan Chase Bank, N.A. as its "prime rate," in each case, plus an applicable percentage, ranging from 0.00% to 0.50% (0.50% as of December 31, 2007), determined and payable quarterly by reference to the funded debt ratio. Under the senior credit facilities, the Company pays a commitment fee equal to a percentage, ranging from 0.25% to 0.30%, determined and payable quarterly by reference to the funded debt ratio, of the average daily-unused portion of the revolver under the senior credit facility. This commitment fee percentage was 0.30% as of December 31, 2007.

        As of December 31, 2007, there was $55,000 outstanding under the revolving line of credit and $860 in outstanding letters of credit under the senior credit facilities. The available balance under the revolving line of credit was $29,140 at December 31, 2007. The average interest rate on the borrowings outstanding under the senior credit facilities at December 31, 2006 and 2007 were 5.94% and 6.20%, respectively, including the applicable spread paid to the banks.

        The credit agreement for the senior credit facilities includes customary covenants, including, but not limited to, restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of minimum consolidated net worth, maximum funded debt ratios, minimum consolidated cash flow coverage ratios, and maximum senior secured leverage ratios, (viii) transactions with affiliates, (ix) sale and leaseback transactions, (x) entering into swap agreements, and (xi) changes to governing documents, in each case subject to numerous baskets, exceptions and thresholds. The funded debt ratio, consolidated cash flow coverage ratio and senior secured leverage ratio that the Company was required to meet as of December 31, 2007 were 4.25 to 1.00, 1.10 to 1.00, and 2.50 to 1.00, respectively. The Company was in compliance with these and all other financial covenants at December 31, 2007.

        The credit agreement for the senior credit facilities provides for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material representation or warranty made by the Company proving to be incorrect in any material respect, (iv) defaults relating to or acceleration of other material indebtedness, (v) certain insolvency or receivership events affecting the Company or any of its subsidiaries, (vi) a change in control, (vii) material judgments, claims or liabilities against the Company or (viii) a material defect in the lenders' lien against the collateral securing the obligations under the

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

6. Long-Term Debt (Continued)

credit agreement. There were no events of default under the senior credit facilities at December 31, 2007.

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

        Subject to certain conditions, the Company will be entitled, at its option, on one or more occasions prior to August 15, 2008, to redeem notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the notes originally issued at a redemption price (expressed as a percentage of principal amount on the redemption date) of 107.625%, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more equity offerings.

        The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at December 31, 2007.

        The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at December 31, 2007.

        Financing costs of $668 and $73, related to the prior financing agreement that hadn't previously been written off, were expensed during the years ended December 31, 2005 and 2006, respectively.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

6. Long-Term Debt (Continued)

        Capital lease obligations on the Company's fleet of vehicles totaled $3,068 and $3,521 at December 31, 2006 and 2007, respectively.

        Required payments under the Company's long-term debt and capital lease obligations are as follows:

Amount
2008	$1,324
2009	1,086
2010	823
2011	55,288
2012	—
Thereafter	150,000

$208,521

7. Derivative Instruments

        The Company entered into standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "Swap Agreements") to manage the interest rate risk associated with its debt. Concurrent with the reduction of the amounts due under the senior credit facilities, certain Swap Agreements previously designated as cash flow hedges ceased to qualify as such. The change in the fair value of the Swap Agreements that do not qualify for hedge accounting is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a gain (loss) of $1,876, $(96) and $(1,737) for the years ended December 31, 2005, 2006 and 2007, respectively. One Swap Agreement continues to be designated as a cash flow hedge.

        The table below outlines the details of each remaining Swap Agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount December 31, 2007	Expiration Date	Fixed Rate
June 24, 2003	$20,000	Amortizing	$7,143	Jun 30, 2008	2.34%
June 24, 2003	$20,000	Fixed	$20,000	Jun 30, 2008	2.69%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed(1)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed(1)	$—	Dec 31, 2011	4.77%

(1)
Effective Date is June 30, 2008.

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

(In thousands, except per share data)

7. Derivative Instruments (Continued)

party to the Swap Agreements exposes the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated.

        The fair value of a Swap Agreement is the estimated amount that the Company would receive or (pay) to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2006 and 2007, the fair value of the Swap Agreements was $1,335 and $(665), respectively. These amounts have been included in other assets and other liabilities, respectively, on the consolidated balance sheets.

        The changes in accumulated other comprehensive income relate entirely to the Company's interest rate Swap Agreement, which is accounted for as a cash flow hedge. If the Company were to change its hedging strategy, it would recognize a gain of approximately $73 based on the fair value of this Swap Agreement at December 31, 2007.

        The activity included in other comprehensive income is as follows:

	For the years ended December 31,
	2005	2006	2007
Unrealized gain (loss) on derivative instruments	$835	$(216)	$(262)
Reclassification adjustment	(1,680)	—	—

Total other comprehensive loss before income taxes	(845)	(216)	(262)
Income tax benefit	338	84	124

Total other comprehensive loss	$(507)	$(132)	$(138)

8. Prepaid Facilities Management Rent and Other Current Assets

        Prepaid facilities management rent and other current assets consist of the following:

	December 31,
	2006	2007
Prepaid facilities managment rent	$3,852	$4,104
Supplies	2,749	4,177
Leases receivable	727	820
Interest receivable	90	—
Due from vendor	604	786
Sales tax reimbursement	107	—
Income tax receivable	3,406	4,039
Prepaid insurance	641	443
Other	775	791

	$12,951	$15,160

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

9. Prepaid Facilities Management Rent and Other Assets

        Prepaid facilities management rent and other assets consist of the following:

	December 31,
	2006	2007
Prepaid facilities managment rent	$10,032	$10,768
Leases receivable	1,005	2,180
Notes receivable	303	127
Deposits	851	1,294
Derivative instruments	1,335	—
Other	508	343

	$14,034	$14,712

10. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

		December 31
	Estimated Useful Life
		2006	2007
Facilities management equipment	2-10 years	$211,750	$237,647
Facilities management improvements	7-10 years	12,110	13,036
Buildings and improvements	15-39 years	1,607	1,680
Furniture, fixtures and computer equipment	2-7 years	13,362	13,861
Trucks and autos	3-5 years	7,525	8,590
Tooling costs	3 years	422	422
Land and improvements	—	77	77

		246,853	275,313
Less: accumulated depreciation		131,463	153,408

		115,390	121,905
Facilities management equipment, not yet placed in service		3,264	4,416

Property, plant and equipment, net		$118,654	$126,321

        Depreciation of property, plant and equipment totaled $26,409, $29,615 and $30,765 for the years ended December 31, 2005, 2006 and 2007, respectively.

        At December 31, 2006 and 2007, trucks and autos included $7,463 and $8,170, respectively, of equipment under capital lease with an accumulated amortization balance of $4,395 and $4,649, respectively.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

11. Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following:

	As of December 31, 2006
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$38,231		$38,231
Product Sales	223		223

	$38,454		$38,454

Intangible assets:
Facilities Management:
Trade Name	$12,650	$—	$12,650
Non-compete agreements	4,041	3,861	180
Contract rights	125,437	18,290	107,147
Product Sales:
Customer lists	1,451	830	621
Deferred financing costs	5,996	1,051	4,945

	$149,575	$24,032	$125,543

	As of December 31, 2007
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$42,006		$42,006
Product Sales	223		223

	$42,229		$42,229

Intangible assets:
Facilities Management:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,901	140
Contract rights	158,448	25,555	132,893
Product Sales:
Customer lists	1,451	927	524
Distribution rights	1,623	134	1,489
Deferred financing costs	6,016	1,771	4,245

	$185,629	$32,288	$153,341

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

11. Goodwill and Intangible Assets (Continued)

Estimated future amortization expense of intangible assets consists of the following:

2008	$9,202
2009	9,093
2010	8,872
2011	8,465
2012	8,159
Thereafter	94,097

$137,888

        Amortization expense of intangible assets for the years ended December 31, 2005, 2006 and 2007 was $6,117, $7,130 and $8,256, respectively.

12. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2006	2007
Accrued interest	$4,448	$4,705
Accrued salaries/benefits	248	759
Accrued commission/bonuses	2,514	2,738
Accrued stock compensation	—	135
Accrued warranty	216	358
Reserve for refunds	456	352
Accrued rent	446	517
Current portion of deferred retirement obligation	104	104
Accrued professional fees	498	384
Accrued personal property taxes	816	628
Accrued sales tax	417	355
Accrued benefit insurance	941	928
Other accrued expenses	341	387

	$11,445	$12,350

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

13. Income Taxes

        The provision for state and federal income taxes consists of the following:

	Years Ended December 31,
	2005	2006	2007
Current state	$1,074	$(223)	$(110)
Deferred state	623	340	225
Current federal	5,368	(380)	81
Deferred federal	1,498	410	1,313

Total income taxes	$8,563	$147	$1,509

        The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities at December 31:

	2006	2007
Current deferred tax assets (liabilities):
Accounts receivable	$161	$141
Inventory	161	185
Accrued bonus	574	375
Accrued rent	—	200
Deferred compensation	41	40
Warranty Reserve	—	138
Other	24	(136)

	961	943

Non-current deferred tax (liabilities) assets:
Depreciation	(22,077)	(21,733)
Amortization	(6,874)	(9,746)
Sales-type leases	(481)	(1,044)
Stock compensation	—	853
Derivative instrument interest	(392)	285
Net operating loss carryforwards	—	550
Other	204	159

	(29,620)	(30,676)
Valuation allowance against non-current deferred tax assets	—	(231)

	(29,620)	(30,907)

Net deferred tax liabilities	$(28,659)	$(29,964)

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

13. Income Taxes (Continued)

        For the years ended December 31, 2005, 2006 and 2007, the statutory income tax rate differed from the effective rate primarily as a result of the following differences:

	2005	2006	2007
Taxes computed at federal statutory rate	35.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.3	7.8	6.3
Change in state deferred rate	—	—	(12.5)
Change in valuation allowance	—	—	5.7
Tax settlement adjustments	—	(40.0)	(4.2)
Meals & entertainment	0.5	10.1	2.6
Non-deductible stock options	—	—	2.7
Other	0.7	2.8	2.9

Income tax provision	41.5%	14.7%	37.5%

        At December 31, 2007, the Company had state net operating loss carryforwards of $550, which expire at various times through the year 2027. The Company has evaluated the positive and negative evidence bearing upon the realization of the Net Operating Losses and has established a valuation allowance of $231 for the corresponding deferred tax asset, which is comprised principally of state net operating loss carryovers incurred in various jurisdictions.

        The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. Upon adoption, the liability for income taxes associated with uncertain tax positions was $893. As a result of the implementation of FIN 48, the change to the Company's reserve for uncertain tax positions was accounted for as a $500 adjustment to increase the Company's beginning retained earnings. The Company had estimated potential exposure related to all tax years open for review by the relevant taxing authorities. As of September 15, 2007, the statute of limitations for the 2003 tax year had expired and a reserve of $163 was no longer necessary.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$504
Additions based on tax positions related to the current year	10
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(181)

Balance at December 31, 2007	$333

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

13. Income Taxes (Continued)

        Included in the balance at January 1, 2007 and December 31, 2007, are tax positions in the amount of $231, which would impact the Company's effective tax rate if recognized. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the year ended December 31, 2007, the Company recognized $25 in interest expense and $30 of interest income. The Company had $63 accrued for the payment of interest and no accrual for penalties at the end of fiscal year December 31, 2007. Accrued interest included in the reserve at January 1, 2007 was $68.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2003. All material state and local income tax matters have been concluded for years through 2002. Subsequent to year end the Internal Revenue Service concluded its audit of the 2004 tax return. The results of the audit indicate that the Company is entitled to a small refund. In 2008, the Company expects to reverse an uncertain tax position in the amount of $138 in conjunction with the completion of tax audits. Also in 2008, the Company has been notified that the Internal Revenue Service will audit the year ended December 31, 2005.

14. Preferred Stock Purchase Rights

        Pursuant to the terms of a Shareholder Rights Agreement (the "Rights Agreement"), the Board of Directors declared a distribution on June 15, 1999 of one Preferred Stock Purchase Right (a "Right") for each outstanding share of Common Stock of the Company (the "Common Stock"). Under certain circumstances, each Right entitles the holder thereof to purchase from the Company a unit consisting of one ten thousandth of a share (a "Unit") of Series A Junior Participating Cumulative Preferred Stock, par value $.01 per share (the "Preferred Stock"), at a cash exercise price of $80.00 per Unit, subject to adjustment. The Rights are not exercisable and are attached to and trade with all shares of Common Stock until the earlier to occur of (i) 10 days following the first public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock (an "Acquiring Person") (the date of said announcement being referred to as the "Stock Acquisition Date"), (ii) 10 business days following the commencement of a tender offer or exchange offer that could result upon its consummation in a person or group becoming the beneficial owner of 15% or more of the outstanding shares of Common Stock or (iii) the determination by the Board of Directors that any person is an "Adverse Person" as defined in the Rights Agreement. The Rights will expire at the close of business on June 15, 2009 (the "Expiration Date"), unless previously redeemed or exchanged by the Company as described below. The Rights are not entitled to vote or to receive dividends.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

14. Preferred Stock Purchase Rights (Continued)

        In the event that a Stock Acquisition Date occurs or the Board of Directors determines that a person is an Adverse Person, each Right will be entitled to receive upon exercise that number of Units of Preferred Stock of the Company having a market value of two times the exercise price of the Right. In the event that, at any time following the Stock Acquisition Date, (i) the Company merges with and into any other person, and the Company is not the continuing or surviving corporation, (ii) any person merges with and into the Company and the Company is the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of Common Stock are changed into or exchanged for securities of any other person or cash or any other property, or (iii) 50% or more of the Company's assets or earning power is sold, each Right will be entitled to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the exercise price of the Right. Rights that are or were beneficially owned by an Acquiring Person or an Adverse Person may (under certain circumstances specified in the Rights Agreement) become null and void.

        The Rights may be redeemed in whole, but not in part, at a price of $0.01 per Right by the Board of Directors only until the earliest of (i) the time at which a person is declared to be an Adverse Person, (ii) the time at which any person becomes an Acquiring Person, or (iii) the Expiration Date.

15. Segment Information

        The Company operates four business units which are based on the Company's different product and service categories: Laundry Facilities Management, Commercial Laundry Equipment Sales, MicroFridge® branded product sales and Reprographics. These four business units constitute two reportable segments ("Facilities Management" and "Product Sales"). The Facilities Management segment includes two business units: Laundry Facilities Management and Reprographics. The Laundry Facilities Management business unit provides card- and coin-operated laundry equipment to multi-unit housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Reprographics business unit provides card- and coin-operated copiers to academic and public libraries. The Product Sales segment includes two business units: MicroFridge® branded product sales and Commercial Laundry Equipment Sales. The Intirion business unit revenue includes sales of its own patented and proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes hospitality and assisted living facilities, military housing and colleges and universities. The Commercial Laundry Equipment Sales business unit operates as a distributor of, and provides service to, commercial laundry equipment in public laundromats, as well as for institutional purchasers, including hospitals, hotels and the United States military for use in their own on-premise laundry facilities.

        There are no intersegment revenues.

        The tables below present information about the operations of the reportable segments of Mac-Gray for the years ended December 31, 2005, 2006 and 2007. The information presented

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

15. Segment Information (Continued)

represents the key financial metrics that are utilized by the Company's senior management in assessing the performance of each of the Company's reportable segments.

	For the years ended December 31,
	2005	2006	2007
Revenue:
Facilities management	$214,816	$232,181	$242,803
Product sales	45,807	47,146	53,099

Total	260,623	279,327	295,902
Gross margin:
Facilities management	41,818	43,533	42,800
Product sales	9,243	9,425	12,506

Total	51,061	52,958	55,306
Selling, general and
administration expenses	31,450	35,663	36,050
Impairment of assets	—	2,502	—
Loss on early extinguishment of debt	668	73	—
Gain on sale of assets	(10,735)	(32)	(254)
(Gain) loss related to derivative instruments	(1,876)	96	1,737
Interest and other expenses, net	10,939	13,653	13,745

Income before provision for income taxes	$20,615	$1,003	$4,028

	December 31,
	2006	2007
Assets
Facilities management	$293,749	$332,810
Product sales	25,973	28,105

Total for reportable segments	319,722	360,915
Corporate(1)	18,321	21,679
Deferred income taxes	961	943

Total assets	$339,004	$383,537

    (1)
    Principally cash and cash equivalents, prepaid expenses and property, plant and equipment not included elsewhere.

16. Commitments and Contingencies

        The Company is involved in various litigation proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, under pending litigation would not materially affect its financial condition, results of its operations, or its cash flow.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

16. Commitments and Contingencies (Continued)

        Leases.    The Company leases certain equipment and facilities under non-cancelable operating leases. The Company also leases certain vehicles under capital leases.

        Future minimum lease payments under non-cancelable operating and capital leases consist of the following:

	Capital Leases	Operating Leases
Year ended December 31,
2008	$1,559	$2,905
2009	1,279	2,485
2010	970	2,280
2011	339	1,884
2012	—	1,529
Thereafter	—	4,044

	4,147	$15,127

Less: amount representing interest (LIBOR of 4.78% at December 31, 2007)	626

	3,521
Less: future minimum lease payments due within one year	1,352

Amounts due after one year	$2,169

        Rent expense incurred by the Company under non-cancelable operating leases totaled $2,439, $3,221 and $3,361 for the years ended December 31, 2005, 2006 and 2007, respectively.

        Guaranteed Facilities Management Rent Payments.    The Company operates card- and coin-operated facilities management laundry rooms under various lease agreements in which the Company is required to make minimum guaranteed rent payments to the respective lessors. The following is a schedule by years of future minimum guaranteed rent payments required under these lease agreements that have initial or remaining non-cancelable contract terms in excess of one year as of December 31, 2007:

2008	$16,734
2009	14,763
2010	12,174
2011	8,003
2012	6,008
Thereafter	9,345

$67,027

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

17. Employee Benefit and Stock Plans

        Retirement Plans.    The Company maintains a qualified profit-sharing/401(k) plan (the "Plan") covering substantially all employees. The Company's contributions to the Plan are at the discretion of the Board of Directors. Costs under the Plan amounted to $1,046, $1,122 and $1,144 for the years ended December 31, 2005, 2006 and 2007, respectively.

        Stock Option and Incentive Plans.    On April 7, 1997, the Company's stockholders approved the 1997 Stock Option and Incentive Plan for the Company (the "1997 Stock Plan"). On May 26, 2005, the Company's stockholders approved the 2005 Stock Option and Incentive Plan for the Company (the "2005 Stock Plan" and together with the 1997 Stock Plan the "Stock Plans"). The Stock Plans are designed and intended as a performance incentive for officers, employees, and independent directors to promote the financial success and progress of the Company. All officers, employees and independent directors are eligible to participate in the Stock Plans. Awards, when made, may be in the form of stock options, restricted stock, restricted stock units, unrestricted stock options, and dividend equivalent rights. The Stock Plans require the maximum term of options to be ten years.

        Employee options generally vest such that one-third of the options will become exercisable on each of the first through third anniversaries of the date of grant of the options; however, the administrator of the Stock Plans may determine, at its discretion, the vesting schedule for any option award. In the event of termination of the optionee's relationship with the Company, vested options not yet exercised terminate within 90 days. The non-qualified options granted to independent directors are exercisable immediately and terminate ten years from the date of the grant. Directors have one year after leaving the board to exercise their options. The exercise prices are the fair market value of the shares underlying the options on the respective dates of the grants. The Company issues shares upon exercise of options from its treasury shares, if available. The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model. The fair values of the stock options granted in 2007 and 2006 were estimated using the following components:

	2007	2006
Fair value of options at grant date	$1.91 - $5.65	$3.44 - $5.41
Risk free interest rate	4.25% - 4.98%	4.60% - 4.91%
Estimated forfeiture rate	0.00% - 4.00%	0.00% - 1.65%
Estimated option term	1.0 - 8.0 years	5.0 - 9.0 years
Expected volatility	23.82% - 26.36%	24.40% - 27.30%

        The expected volatility of the Company's stock price was based on historical performance over the prior number of years equal to the expected term.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

17. Employee Benefit and Stock Plans (Continued)

        The following is a summary of stock option plan activity under the Plans as of December 31, 2007, and changes during the year then ended:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	1,210,640	$6.93	$3.06
Granted	309,547	13.58	4.36
Exercised	(128,955)	6.29	3.08
Forfeited	(13,499)	12.35	4.45

Outstanding at December 31, 2007	1,377,733	$8.44	$3.34

Exercisable at December 31, 2007	912,475	$6.73	$2.85

Options vested during the year	232,070
Weighted average remaining life of the outstanding options	6.42
Weighted average remaining life of the exercisable options	5.32
Total intrinsic value of the outstanding options	$4,757,643
Total intrinsic value of the exercisable options	$4,512,035

	December 31,
	2007	2006
Weighted average fair value of options granted	$4.36	$4.79
Intrinsic value of options exercisied	1,018,046	963,211
Fair value of shares vested	2,600,554	2,011,936

        A summary of the status of the Company's nonvested shares as of December 31, 2007 and changes during the year then ended is presented below:

		Grant Date Fair Value
Nonvested at January 1, 2007	392,780	$4.32
Granted	309,547	4.36
Vested	(232,070)	4.42
Forfeited	(4,999)	4.32

Nonvested at December 3 1, 2007	465,258	$4.30

        In the year ended December 31, 2007, the Company granted 69,288 shares of restricted stock with an average fair market value of $11.86 per share. The stock vests evenly over three years upon the achievement of certain performance objectives to be determined by the Board of Directors at the beginning of each fiscal year. The Company also granted 6,792 shares of restricted stock with an

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

17. Employee Benefit and Stock Plans (Continued)

average fair market value of $14.59 per share that vest over three years which do not have a performance requirement. Restricted stock activity for fiscal 2007 is presented below:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	59,674	$11.86
Restricted Stock Granted	76,080	12.19
Restricted Stock Issued	(20,098)	11.86

Outstanding at December 31, 2007	115,656	$12.08

Exercisable at December 31, 2007	—	—

Restricted stock earned during the year	19,960	$11.86
Weighted average remaining life of the outstanding restricted stock	1.11
Weighted average remaining life of the exercisable restricted stock	—
Total intrinsic value of the outstanding restricted stock	$(74,000)
Total intrinsic value of the exercisable restricted stock	—

        Compensation expense related to nonvested options and restricted shares will be recognized in the following years:

2008	$1,343
2009	765
2010	93

$2,201

        At December 31, 2007, the stock plans provide for the issuance of up to 2,481,470 shares of Common Stock of which 586,036 shares have been issued pursuant to the exercise of option agreements or restricted stock awards. At December 31, 2007 1,377,733 shares are subject to outstanding options, 115,656 shares have been granted subject to certain performance criteria and 402,045 remain available for issuance. Subsequent to April 6, 2007, no additional grants may be made from the 1997 Plan.

        Mac-Gray Corporation 2001 Employee Stock Purchase Plan.    The Company established the Mac-Gray Corporation 2001 Employee Stock Purchase Plan (the "ESPP") in May 2001. Under the terms of the ESPP, eligible employees may have between 1% and 15% of eligible compensation deducted from their pay to purchase Company Common Stock. The per share purchase price is 85% of the fair market value of the stock on, the lower of, the first day or the last day of each six month interval. Up to 200,000 shares may be offered pursuant to the ESPP. The plan includes certain restrictions, such as the holding period of the stock by employees. Currently there are 131 participants in the ESPP. The number of shares of Common Stock purchased through the ESPP was 17,534 and 49,446 for the years ended December 31, 2006 and 2007, respectively. There have been 173,875 shares purchased since the inception of the ESPP. At December 31, 2006 and 2007, the Company had

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

17. Employee Benefit and Stock Plans (Continued)

accumulated employee withholdings associated with this plan of $330 and $151 for acquisition of stock in 2007 and 2008, respectively.

18. Earnings Per Share

	Year Ended December 31,
	2005	2006	2007
Net income	$12,052	$856	$2,519

Weighted average number of common shares outstanding—basic	12,864	13,008	13,209
Effect of dilutive securites:
Stock options	419	440	471

Weighted average number of common shares outstanding—diluted	13,283	13,448	13,680

Net income per share—basic	$0.94	$0.07	$0.19

Net income per share—diluted	$0.91	$0.06	$0.18

        There were 1, 253, and 552 shares under option plans that were excluded from the computation of diluted earnings per share at December 31, 2005, 2006 and 2007, respectively, due to their anti-dilutive effects.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

19. Summary of Quarterly Financial Information (unaudited)

	Year Ended December 31, 2006
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
Revenue	$67,698	$69,019	$70,003	$72,607	$279,327
Cost of revenue	53,447	56,214	58,057	58,651	226,369

Gross margin	14,251	12,805	11,946	13,956	52,958
Operating expenses	8,674	9,107	8,105	12,320	38,206

Income from operations	5,577	3,698	3,841	1,636	14,752
Interest and other expense, net	(3,184)	(3,397)	(3,666)	(3,406)	(13,653)
Gain related to derivative instruments	542	383	(965)	(56)	(96)

Income before provision for income taxes	2,935	684	(790)	(1,826)	1,003
Provision for income taxes	1,181	275	(523)	(786)	147

Net income	$1,754	$409	$(267)	$(1,040)	$856

Net income per common share—basic	$0.14	$0.03	$(0.02)	$(0.08)	$0.07	(a)

Net income per common share—diluted	$0.13	$0.03	$(0.02)	$(0.08)	$0.06	(a)

Weighted average common shares outstanding—basic	12,944	12,984	13,034	13,070	13,008

Weighted average common shares outstanding—diluted	13,352	13,444	13,034	13,070	13,448

(a)
The sum of the quarterly earnings per share amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are computed independently of each other.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

19. Summary of Quarterly Financial Information (unaudited) (Continued)

	Year Ended December 31, 2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
Revenue	$71,474	$69,215	$76,525	$78,688	$295,902
Cost of revenue	56,651	56,705	63,730	63,510	240,596

Gross margin	14,823	12,510	12,795	15,178	55,306
Operating expenses	9,303	8,597	8,288	9,608	35,796

Income from operations	5,520	3,913	4,507	5,570	19,510
Interest and other expense, net	(3,136)	(3,122)	(3,586)	(3,901)	(13,745)
Gain (loss) related to derivative instruments	(264)	516	(986)	(1,003)	(1,737)

Income before provision for income taxes	2,120	1,307	(65)	666	4,028
Provision for income taxes	866	539	(190)	294	1,509

Net income	$1,254	$768	$125	$372	$2,519

Net income per common share—basic	$0.10	$0.06	$0.01	$0.03	$0.19	(a)

Net income per common share—diluted	$0.09	$0.06	$0.01	$0.03	$0.18	(a)

Weighted average common shares outstanding—basic	13,132	13,185	13,245	13,272	13,209

Weighted average common shares outstanding—diluted	13,557	13,668	13,670	13,700	13,680

(a)
The sum of the quarterly earnings per share amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are computed independently of each other.

MAC-GRAY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005, 2006, AND 2007

	Balance Beginning of Year	Charged to Cost and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2005:
Allowance for doubtful accounts and lease reserves	$382	$329	$(123)	$588
Year Ended December 31, 2006:
Allowance for doubtful accounts and lease reserves	$588	$126	$(280)	$434
Year Ended December 31, 2007:
Allowance for doubtful accounts and lease reserves	$434	$195	$(246)	$383