Form 10-Q
period 2008-03-31
MAC-GRAY CORP
filed 2008-05-09
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 5, 2008, 13,329,306 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1. Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	March 31,
	2007	2008

Assets
Current assets:
Cash and cash equivalents	$13,325	$16,036
Trade receivables, net of allowance for doubtful accounts	10,106	9,124
Inventory of finished goods, net	7,400	8,925
Deferred income taxes	943	943
Prepaid facilities management rent and other current assets	15,160	14,494
Total current assets	46,934	49,522
Property, plant and equipment, net	126,321	127,225
Goodwill	42,229	42,229
Intangible assets, net	153,341	150,999
Prepaid facilities management rent and other assets	14,712	14,988
Total assets	$383,537	$384,963
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$1,352	$1,285
Trade accounts payable	11,595	9,705
Accrued facilities management rent	18,309	18,133
Accrued expenses	12,350	8,775
Deferred revenues and deposits	777	430
Total current liabilities	44,383	38,328
Long-term debt	205,000	210,000
Long-term capital lease obligations	2,169	1,890
Deferred income taxes	30,907	31,173
Other liabilities	3,234	4,384
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 13,276,864 outstanding at December 31, 2007, and 13,443,754 issued and 13,329,306 outstanding at March 31, 2008)	134	134
Additional paid in capital	72,586	73,030
Accumulated other comprehensive income	45	—
Retained earnings	26,812	27,212
	99,577	100,376
Less: common stock in treasury, at cost (166,890 shares at December 31, 2007 and 114,448 shares at March 31, 2008)	(1,733)	(1,188)
Total stockholders’ equity	97,844	99,188
Total liabilities and stockholders’ equity	$383,537	$384,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2007	2008

Revenue:
Facilities management revenue	$60,060	$67,053
Product sales	11,414	10,589
Total revenue	71,474	77,642

Cost of revenue:
Cost of facilities management revenue	39,155	44,226
Depreciation and amortization	9,044	9,791
Cost of product sales	8,452	8,114
Total cost of revenue	56,651	62,131

Gross margin	14,823	15,511

General and administration expenses	4,620	4,785
Sales and marketing expenses	4,403	4,418
Depreciation and amortization	392	401
Gain on sale or disposal of assets, net	(112)	(56)
Total operating expenses	9,303	9,548

Income from operations	5,520	5,963

Interest expense, net	3,136	3,798
Loss related to derivative instruments	264	1,202
Income before provision for income taxes	2,120	963

Provision for income taxes	866	201

Net income	$1,254	$762

Net income per common share — basic	$0.10	$0.06
Net income per common share — diluted	$0.09	$0.06
Weighted average common shares outstanding — basic	13,132	13,300
Weighted average common shares outstanding — diluted	13,557	13,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive			Treasury Stock
	Number		Paid In	(Loss)	Comprehensive	Retained	Number
	of shares	Value	Capital	Income	Income	Earnings	of shares	Cost	Total

Balance, December 31, 2007	13,443,754	$134	$72,586	$45		$26,812	166,890	$(1,733)	$97,844
Net income	—	—	—	—	$762	762	—	—	$762
Other comprehensive loss:
Termination of derivative instrument, net of tax of $28 (Note 3)	—	—	—	(45)	(45)	—	—	—	$(45)
Comprehensive income	—	—	—	—	$717	—	—	—	—
Options exercised	—	—	—	—		(26)	(4,800)	50	$24
Stock issuance - Employee
Stock Purchase Plan	—	—	—	—		(11)	(14,343)	149	$138
Stock compensation expense	—	—	433			—	—	—	$433
Windfall tax benefit	—	—	10	—		—	—	—	$10
Stock grants	—	—	1	—		(325)	(33,299)	346	$22
Balance, March 31, 2008	13,443,754	$134	$73,030	$—		$27,212	114,448	$(1,188)	$99,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended
	March 31,
	2007	2008
Cash flows from operating activities:
Net income	$1,254	$762
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	9,436	10,192
Increase in allowance for doubtful accounts and lease reserves	30	38
Gain on sale of assets	(112)	(56)
Stock grants	(63)	22
Loss related to derivative instruments	264	1,202
Deferred income taxes	96	266
Non cash stock compensation	307	433
Decrease in accounts receivable	809	945
Decrease (increase) in inventory	890	(1,525)
Decrease (increase) in prepaid facilities management rent and other assets	1,570	(388)
Decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	(6,997)	(5,693)
Decrease in deferred revenues and customer deposits	(296)	(347)
Net cash flows provided by operating activities	7,188	5,851

Cash flows from investing activities:
Capital expenditures	(5,174)	(8,018)
Payments for acquisitions	(2,730)	—
Proceeds from sale of assets	161	72
Net cash flows used in investing activities	(7,743)	(7,946)

Cash flows from financing activities:
Payments on capital lease obligations	(359)	(366)
Borrowings on revolving credit facility	6,000	8,000
Payments on revolving credit facility	(6,000)	(3,000)
Windfall tax benefit	103	10
Proceeds from exercise of stock options	225	24
Proceeds from issuance of common stock	314	138
Net cash flows provided by financing activities	283	4,806

(Decrease) increase in cash and cash equivalents	(272)	2,711
Cash and cash equivalents, beginning of period	11,994	13,325
Cash and cash equivalents, end of period	$11,722	$16,036

Supplemental disclosure of non-cash investing and financing activities: During the three months ended March 31, 2007 and 2008, the Company acquired various vehicles under capital lease agreements totaling $160 and $20, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of Mac-Gray Corporation (the “Company” or “Mac-Gray”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which are necessary to present fairly the Company’s financial position, the results of its operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2007 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K for the year ended December 31, 2007. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company generates the majority of its revenue from card and coin-operated laundry equipment located in 43 states throughout the United States, as well as the District of Columbia.  The Company’s principal customer base is the multi-unit housing market, which consists of apartments, condominium units, colleges and universities, military bases, hotels and motels. The Company also sells the MicroFridge® product lines, kitchen and laundry appliances and sells, services and leases commercial laundry equipment to commercial laundromats and institutions. The majority of the Company’s purchases of laundry equipment are from one supplier.

2.  Long Term Debt

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

2.   Long-Term Debt (continued)

disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at March 31, 2008.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at March 31, 2008.

Capital lease obligations on the Company’s fleet of vehicles totaled $3,521 and $3,175 at December 31, 2007 and March 31, 2008, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2008 (nine months)	$970
2009	1,089
2010	823
2011	60,291
2012	2
Thereafter	150,000
$213,175

See Footnote 12 (Subsequent Event)

3.   Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:  Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:  Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

3.   Fair Value Measurements (continued)

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurments
	Balance at March 31, 2008	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (part of other liabilities)	$2,095	—	$2,095	—

The Company entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt.  The Swap Agreements effectively convert a portion of our variable rate debt to a long-term fixed rate. Under these agreements, we receive a variable rate of LIBOR plus a markup and pay a fixed rate.  The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivatives are considered a Level 2 item.

Concurrent with the reduction of the amounts due under the senior credit facilities, certain Swap Agreements previously designated as cash flow hedges ceased to qualify as such.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a loss of $264 and $1,176 for the three months ended March 31, 2007 and 2008, respectively.

On March 26, 2008, the Company terminated two of its Swap Agreements at a loss of $26.  The proceeds received from this termination amounted to $154.

The table below outlines the details of each remaining Swap Agreement:

				Notional
	Original			Amount
Date of	Notional	Fixed/		March 31,	Expiration	Fixed
Origin	Amount	Amortizing		2008	Date	Rate

May 2, 2005	$17,000	Fixed		$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	(1)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	(1)	$—	Dec 31, 2011	4.77%

(1) Effective Date is June 30, 2008

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

3.   Fair Value Measurements (continued)

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

The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2007 and March 31, 2008, the fair value of the Swap Agreements was a liability of $665 and $2,095, respectively. These amounts have been included in other liabilities on the condensed consolidated balance sheets.

The activity included in other comprehensive income is as follows:

	For the three months ended
	March 31,	March 31,
	2007	2008

Termination of derivative instrument	$(74)	$(73)
Income tax expense	30	28
Total other comprehensive loss	$(44)	$(45)

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Other Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2007
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$42,006		$42,006
Product Sales	223		223
	$42,229		$42,229
Intangible assets:
Facilities Management:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,901	140
Contract rights	158,448	25,555	132,893
Product Sales:
Customer lists	1,451	927	524
Distribution rights	1,623	134	1,489
Deferred financing costs	6,016	1,771	4,245
	$185,629	$32,288	$153,341

	As of March 31, 2008
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$42,006		$42,006
Product Sales	223		223
	$42,229		$42,229
Intangible assets:
Facilities Management:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,911	130
Contract rights	158,418	27,611	130,807
Product Sales:
Customer lists	1,451	951	500
Distribution rights	1,623	175	1,448
Deferred financing costs	6,016	1,952	4,064
	$185,599	$34,600	$150,999

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Other Intangible Assets (continued)

Estimated future amortization expense of intangible assets consists of the following:

2008 (nine months)	$6,875
2009	9,073
2010	8,872
2011	8,467
2012	8,151
Thereafter	94,138
$135,576

Amortization expense of intangible assets for the three months ended March 31, 2007 and 2008 was $1,858 and $2,312, respectively.

5.  Income Taxes

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) at the beginning of fiscal year 2007.  The company and its subsidiary are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  The Company has concluded all U. S. federal income tax matters for years through 2004.  As a result of the Internal Revenue Service completing its audit of 2004, the Company reduced its reserve for uncertain tax positions and correspondingly, its income tax expense for the three months ended March 31, 2008 by $203.

6.  Commitments and Contingencies

The Company is involved in various litigation proceedings arising in the normal course of business.  In the opinion of management, the Company’s ultimate liability, if any, under pending litigation would not materially affect the Company’s financial condition or the results of operations.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

7.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three months ended
	March 31,
	2007	2008

Net (loss) income	$1,254	$762

Weighted average number of common shares outstanding - basic	13,132	13,300
Effect of dilutive securites:
Stock options	425	370
Weighted average number of common shares outstanding - diluted	13,557	13,670

Net (loss) income per share - basic	$0.10	$0.06
Net (loss) income per share - diluted	$0.09	$0.06

There were 225 and 796 shares under option plans that were excluded from the computation of diluted earnings per share at March 31, 2007 and 2008, respectively, due to their anti-dilutive effects.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

8.  Segment Information (continued)

The tables below present information about the operations of the reportable segments of Mac-Gray for the three months ended March 31, 2007 and 2008. The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments.

	For the three months ended
	March 31,
	2007	2008

Revenue:
Facilities management	$60,060	$67,053
Product sales	11,414	10,589
Total	71,474	77,642
Gross margin:
Facilities management	11,984	13,116
Product sales	2,839	2,395
Total	14,823	15,511
Selling, general, administration, depreciation and amortization expenses	9,415	9,604
Gain on sale of assets	(112)	(56)
Interest and other expenses, net	3,136	3,798
Loss related to derivative instruments	264	1,202
Income before provision for income taxes	$2,120	$963

	December 31, 2007	March 31, 2008
Assets:
Facilities management	$332,810	$335,509
Product sales	28,105	26,971
Total for reportable segments	360,915	362,480
Corporate (1)	21,679	21,540
Deferred income taxes	943	943
Total	$383,537	$384,963

(1)          Principally cash and cash equivalents, prepaid expenses and property, plant and equipment not included elsewhere.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

9.  Stock Compensation

During the three months ended March 31, 2008, grants of options for 314,061 shares were issued of which 8,184 were subsequently canceled.  The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model.  The fair values of the stock options granted were estimated using the following components:

Fair value of options at grant date	$3.58
Risk free interest rate	2.68%
Estimated forfeiture rate	7% - 15%
Estimated option term	5 years
Expected volatility	29.22%

During the three months ended March 31, 2008, the Company granted 69,915 shares of restricted stock with an average fair market value of $11.46 per share.  The stock vests evenly over three years upon the achievement of certain performance objectives to be determined by the Board of Directors or the Compensation Committee at the beginning of each fiscal year.  Because the performance objectives for 2008 had not been achieved as of March 31, 2008, the restricted stock subject to vesting based upon the performance objectives for 2008 was not included in the computation of diluted earnings per share. However, since the Company expects to meet these performance objectives for 2008, the Company is recording stock compensation expense ratably throughout the year.

The allocation of stock compensation expense is consistent with the allocation of the participants’ salary and other compensation expenses.

At March 31, 2008, options for 644,327 shares and 131,968 restricted shares have been granted but have not yet vested.  Compensation expense based on fair market value related to unvested options and restricted shares will be recognized in the following years:

2008 (nine months)	$1,316
2009	1,262
2010	600
2011	163
$3,341

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

10.  Product Warranties

The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs.  Actual costs have not exceeded the Company’s estimates.

The activity for the three months ended March 31, 2008 is as follows:

Accrued
Warranty

Balance, December 31, 2007	$358
Accruals for warranties issued	117
Settlements made (in cash or in kind)	(115)
Balance, March 31, 2008	$360

11. New Accounting Pronouncements

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the standard will also apply to all other fair value measurements.  See Footnote 3, “Fair Value Measurements,” for additional information.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of No. 115” (“FAS 159”).  FAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option for any of our financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

11.  New Accounting Pronouncements (continued)

requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

12.  Subsequent Events

On April 1, 2008, the Company acquired Automatic Laundry Company, Ltd., (“ALC”) which operates in several western and southern states.  The cost of the acquisition was approximately $116,500 and was funded by bank borrowings of approximately $106,500 and an unsecured note to the seller for $10,000.  The note to the seller bears an annual interest rate of 9% and matures on April 1, 2010.  This acquisition will be accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”).  The total purchase price of this acquisition will be allocated to the acquired assets and liabilities, based on estimates of their related fair value.  Commencing on April 1, 2008, the Company began to operate the acquired assets from the same facilities ALC operated from with a short term plan to consolidate ALC’s facilities and the Company’s current facilities in markets where they overlap. The Company expects operations to be fully integrated within six months.  The acquisition of this business addresses the Company’s growth objectives by creating density within the markets the Company already serves.

Concurrent with the ALC acquisition, on April 1, 2008, the Company entered into a new Senior Secured Credit Facility (“2008 Secured Credit Facility”). The 2008 Secured Credit Facility provides for borrowings up to $170,000, consisting of a $130,000 revolving Line of Credit (“2008 Secured Revolver”) and a $40,000 Senior Secured Term Loan Facility (“2008 Secured Term Loan”). Both portions of the 2008 Credit Facility mature on April 1, 2013.  The 2008 Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries. The 2008 Secured Term Loan requires quarterly payments of $1,000 with a final payment of $21,000 at maturity.

Outstanding indebtedness under the 2008 Secured Credit Facility bears interest, at the Company’s option, at a rate equal to the prime rate plus 1.50%, or LIBOR plus 2.50%.  The applicable prime rate and LIBOR margin may be adjusted quarterly based on certain financial ratios.

The 2008 Secured Credit Facility contains a commitment fee which is calculated as a percentage of the average daily unused portion of the 2008 Secured Credit Facility.  This percentage, currently, 0.50%, may be adjusted quarterly based on the Funded Debt Ratio.

The 2008 Secured Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most significant financial ratios that the Company is required to maintain include a Consolidated Total Leverage Ratio of not greater than 4.50 to 1.00 (4.25 to 1.00 as of July 1, 2009 and thereafter), a Consolidated Senior Secured Leverage Ratio of not greater than 2.50 to 1.00, and a Consolidated Cash Flow Coverage Ratio of not less than 1.20 to 1.00.

As of March 31, 2008, the Company has net deferred financing costs of $518 related to the 2005 Senior Secured Credit Facility. The Company is in the process of evaluating any potential write-off associated with the 2008 Secured Credit Facility.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

12.  Subsequent Events (continued)

Future payments:

As of April 1, 2008, the scheduled future principal payments on the 2008 Secured Credit Facility are as follows:

2008	$3,000
2009	4,000
2010	4,000
2011	4,000
2012	4,000
2013	147,190
$166,190

Also on April 1, 2008, the Company entered into a Senior Unsecured Revolving Line of Credit (“2008 Unsecured Revolver”).    The 2008 Unsecured Revolver provides for borrowings up to $15,000 and matures on April 1, 2009.

Outstanding indebtedness under the 2008 Unsecured Revolver bears interest, at the Company’s option, at a rate equal to the prime rate plus 4.00%, or LIBOR plus 5.00% and includes the same financial covenants as the 2008 Secured Credit Facility.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context suggest otherwise, references to the “Company,” “Mac-Gray,” “we,” “us,” “our” and similar terms refer to Mac-Gray Corporation and its subsidiaries.

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Additional statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could,” “outlook” and other expressions that are predictions of or indications of future events and trends and which do not relate to historical matters, also identify forward-looking statements.  These forward-looking statements reflect our current views about future events and financial performance.  Investors should not rely on forward-looking statements because they are subject to a variety of factors that could cause actual results to differ materially from our expectations.  Factors that could cause or contribute to such differences include, but are not limited to, the following:

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

•                                    our ability to maintain adequate internal controls;

•                                    increases in multi-unit housing sector vacancy rates and condominium conversions;

•                                    our susceptibility to product liability claims;

•                                    our ability to protect our intellectual property and proprietary rights and create new technology;

•                                    decreases in the value of our intangible assets;

•                                     timing of the release of funds for military housing initiatives; and

•                                     those factors discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and our other filings with the Securities and Exchange Commission (“SEC”).

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

We own or license several registered and unregistered trademarks, including Mac-Gray®, Web®, Hof®, MicroFridge®, Intelligent Laundry™, LaundryView™, LaundryLinx™, PrecisionWash™, TechLinx™, VentSnake™, Intelli-Vault™, SnackMate™, LaundryAudit™ and e-issues™.

The following are trademarks of parties other than us: Maytag®, Amana®, Whirlpool®, Magic Chef®, Estate® and Kitchen Aid®.

Overview

Mac-Gray Corporation was founded in 1927 and re-incorporated in Delaware in 1997.  Since its founding, Mac-Gray has grown to become the second largest laundry facilities management business in the United States.  Through our portfolio of card and coin-operated laundry equipment located in laundry facilities across the country, we provide laundry convenience to residents of multi-unit housing, such as apartment buildings, condominiums, colleges and universities, and hotels and motels.  Based on our ongoing survey of colleges and universities, we believe we are the largest provider of such services to the college and university market in the United States.  We report our business in two segments, facilities management and product sales. Facilities management consists of our laundry facilities management and reprographics business units. Product sales consist of our commercial laundry equipment sales and Intirion business units.

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base, and predictable capital needs.  For the three months ended March 31, 2008, our total revenue was $77.6 million.  Approximately 86% of our total revenue and 85% of our gross margin for the same three month period was generated by our facilities management segment.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of March 31, 2008, approximately 90% of our installed machine base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases.  Accordingly, our capital needs are predictable and largely within our control.  For the three months ended March 31, 2008, we incurred approximately $8.0 million of capital expenditures.  In addition, we made incentive payments of approximately $1.4 million in the three months ended March 31, 2008 to property owners and property management companies in connection with securing our lease arrangements.

In addition, through our product sales segment, we generate revenue by selling commercial laundry equipment, our line of combination refrigerator/freezer/microwave oven units under the MicroFridge® and SnackMate™ brands, and the full lines of Maytag®, Whirlpool®, Amana®, Magic Chef® , KitchenAid®, and Estate® domestic laundry and kitchen appliances under our Maytag Direct™ program.  For the three months ended March 31, 2008, our product sales segment generated approximately 14% of our total revenue and 15% of our gross margin.

Our financial objective is to maintain and enhance profitability by retaining existing customers, adding customers in areas in which we currently operate, and selectively expanding our geographic footprint and density through acquisitions. One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. Within any given geographic area, Mac-Gray may compete with local independent operators, regional operators and multi-region operators as well as property owners and property management companies who self operate their laundry facilities. We devote substantial resources to our sales efforts and are focused on continued innovation in order to distinguish us from our competitors. Approximately 10% to 15% of our laundry room leases are up for renewal each year. Over the past five calendar years, we have retained approximately 97% of our total installed equipment base each year while adding to our equipment base through organic growth.

Recent Developments

On April 1, 2008, the Company acquired Automatic Laundry Company, Ltd., (“ALC”) which operates in several western and southern states.  The cost of the acquisition was approximately $116,500  and was funded by bank borrowings of approximately $106,500 and an unsecured note to the seller for $10,000.  The note to the seller bears an annual interest rate of 9% and matures on April 1, 2010.  This acquisition will be accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”).  The total purchase price of this acquisition will be allocated to the acquired assets and liabilities, based on estimates of their related fair value.  Commencing on April 1, 2008, the Company began to operate the acquired assets from the same facilities ALC operated from with a short term plan to consolidate ALC’s facilities and the Company’s current facilities in markets where they overlap. The Company expects operations to be fully integrated within six months.  The acquisition of this business addresses the Company’s growth objectives by creating density within the markets the Company already serves.

Concurrent with the acquisition of ALC, the Company and its subsidiaries entered into the 2008 Secured Credit Facility with a bank syndicate led by Bank of America, N.A.  The 2008 Secured Credit Facility consists of a senior secured credit agreement (the “Secured Credit Agreement”) and a senior unsecured credit agreement (the “Unsecured Credit Agreement” and, together with the Secured Credit Agreement, the “Credit Agreements”).  Pursuant to the Secured Credit Agreement, the Company and its subsidiaries may borrow up to $170 million in the aggregate, including $40 million pursuant to the 2008 Secured Term Loan and up to $130 million pursuant to the 2008 Secured Revolver.  The 2008 Secured Term Loan requires quarterly principal payments of $1 million at the end of each calendar quarter commencing June 30, 2008 and ending December 31, 2012, with the remaining principal balance of $21 million due on April 1, 2013.  The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to the Company and its subsidiaries of up to $10 million (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Secured Revolver.  Subject to certain terms and conditions, the Secured Credit Agreement gives the Company and its subsidiaries the option to establish additional term and/or revolving credit facilities thereunder, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000,000.  The Unsecured Credit Agreement allows the Company and its subsidiaries to borrow up to $15 million pursuant to a revolving loan facility that terminates on April 1, 2009 (the “Unsecured Revolver”).

The Credit Agreements replace the Company’s Amended and Restated Credit Agreement, dated as of December 21, 2006, with a syndicate of financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (as amended as of August 8, 2007 and as otherwise amended, the “Prior Credit Agreement”).

The Company used the Term Loan, $126.2 million of Secured Revolver borrowings, $1.1 million of Unsecured Revolver borrowings and $0.2 million of cash on hand to finance the cash portion of the purchase price for the ALC acquisition, to repay all of the outstanding obligations under the Prior Credit Agreement ($60.5 million), and to pay $1.5 million of fees, related costs and expenses.

Borrowings outstanding under the Secured Credit Agreement bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 2.00% to 2.50% per annum (initially 2.50%), determined by reference to the Company’s senior secured leverage ratio, and (ii) in the case of base rate loans and Swingline Loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 1.00% to 1.50% per annum (initially 1.50%), determined by reference to the Company’s senior secured leverage ratio.

Borrowings outstanding under the Unsecured Credit Agreement bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus 5.00% per annum, and (ii) in the case of base rate loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate,” in each case, plus 4.00% per annum.

The obligations under the Secured Credit Agreement are guaranteed by the subsidiaries of the Company and secured by (i) a pledge of 100% of the ownership interests in the Company’s subsidiaries, and (ii) a first-priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries.  The obligations under the Unsecured Credit Agreement also are guaranteed by the subsidiaries of the Company.

Under the Credit Agreements, the Company and its subsidiaries are subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.50 to 1.00 (4.25 to 1.00 as of July 1, 2009), a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds.  Certain of these covenants are more restrictive during the period that the Unsecured Credit Agreement is in effect.

The Credit Agreements provide for customary events of default with, in some cases, corresponding grace periods, including (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any representation or warranty made by the Company proving to be incorrect in any material respect, (iv) payment defaults relating to, or acceleration of, other material indebtedness, (v) certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, (vi) a change in control of the Company, (vii) the Company or its subsidiaries becoming subject to certain material judgments, claims or liabilities, or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the Secured Credit Agreement.

In the event of an event of default, the Administrative Agent may, and at the request of the requisite number of lenders under the applicable Credit Agreement must, terminate the lenders’ commitments to make loans under the Credit Agreements and declare all obligations under the Credit Agreements immediately due and payable.  For certain events of default related to bankruptcy, insolvency and receivership, the commitments of the lenders will be automatically terminated and all outstanding obligations of the Company under the Credit Agreements will become immediately due and payable.

The Company will pay a commitment fee equal to a percentage of the actual daily-unused portion of the Secured Revolver under the Secured Credit Agreement.  This percentage, initially 0.500% per annum, will be determined quarterly by reference to the Company’s senior secured leverage ratio and will range between 0.375% per annum and 0.500% per annum.  The Company will pay a commitment fee equal to a percentage of the actual daily-unused portion of the Unsecured Revolver under the Unsecured Credit Agreement equal to 1.0% per annum.

Future payments:

As of April 1, 2008, the scheduled future principal payments on the 2008 Secured Credit Facility are as follows:

2008	$3,000
2009	4,000
2010	4,000
2011	4,000
2012	4,000
2013	147,190
$166,190

Results of Operations (Dollars in thousands)

Three months ended March 31, 2008 compared to three months ended March 31, 2007.

The information presented below for the three months ended March 31, 2007 and 2008 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended March 31,
			Increase	%
	2007	2008	(Decrease)	Change
Laundry facilities management	$59,546	$66,742	$7,196	12%
Reprographics revenue	514	311	(203)	-39%
Total facilities management revenue	60,060	67,053	6,993	12%
Intirion sales revenue	8,093	6,748	(1,345)	-17%
Commercial laundry equipment sales revenue	3,321	3,841	520	16%
Total product sales revenue	11,414	10,589	(825)	-7%
Total revenue	$71,474	$77,642	$6,168	9%

Revenue

Total revenue increased by $6,168, or 9%, to $77,642 for the three months ended March 31, 2008 compared to $71,474 for the three months ended March 31, 2007.

Facilities management revenue.  Total facilities management revenue increased by $6,993, or 12%, to $67,053 for the three months ended March 31, 2008 compared to $60,060 for the three months ended March 31, 2007. The increase in revenue for the three months ended March 31, 2008 compared to the same period in 2007 is primarily attributable to the revenue associated with the laundry facilities management business acquired from Hof Service Company, Inc. (“Hof”) on August 8, 2007, which accounted for $6,094, or 87%, of the total increase.

Within the facilities management segment, revenue in the laundry facilities management business unit increased by $7,196, or 12%, to $66,742 for the three months ended March 31, 2008 compared to $59,546 for the three months ended March 31, 2007.  The increase in laundry facilities management revenue for the three months ended March 31, 2008 compared to the same period in 2007 is primarily attributable to the revenue associated with the laundry facilities management business acquired from Hof, which accounted for $6,094, or 85%, of the total increase for the three months ended March 31, 2008. The remaining increases are attributable primarily to the placement of additional laundry equipment in the field as well as selected vend price increases.  The increases were offset in part by reduced usage of the Company’s equipment in apartment building laundry rooms as a result of high apartment vacancy rates in certain markets, particularly in the Southeast and the Southwest.

Revenue in the reprographics business unit decreased by $203, or 39%, to $311 for the three months ended March 31, 2008 compared to $514 for the three months ended March 31, 2007.  In the three months ended March 31, 2008, the reprographics business unit accounted for less than 1% of consolidated revenue.  Revenue from this business unit is expected to continue to decline.

Product sales revenue.  Revenue from our product sales segment decreased by $825, or 7%, to $10,589 for the three months ended March 31, 2008 compared to $11,414 for the three months ended March 31, 2007. The decrease in revenue for the three months ended March 31, 2008 as compared to the same period in 2007 is attributable to a decrease in sales in the Intirion business unit offset, in part, by an increase in sales in the commercial laundry sales business unit.

Revenue in the commercial laundry equipment sales business unit increased by $520, or 16%, to $3,841 for the three months ended March 31, 2008 compared to $3,321 for the three months ended March 31, 2007. Sales in the commercial laundry equipment sales business unit are sensitive to the strength of the economy, local economic factors, local permitting and the availability of financing to small businesses, and therefore have the potential to fluctuate significantly from quarter to quarter.  The increased sales in 2008 are, in part, the result of a marketing effort focused on new store developments.

Revenue in the Intirion business unit decreased by $1,345, or 17%, to $6,748 for the three months ended March 31, 2008 compared to $8,093 for the three months ended March 31, 2007.  The decrease in revenue for the three months ended March 31, 2008 compared to the same period in 2007 is primarily attributable to a decrease in sales to the government market and to a lesser extent, sales to the hospitality market, partially offset by an increase in the academic and retail markets.  Our sales to the government will continue to fluctuate based on shifting budget priorities as well as the timing of the release of funds for military housing initiatives.  The capital spending in the hospitality sector that began to level off in the latter part of 2007 continued into the first three months of 2008.

Cost of revenue

Cost of facilities management revenue.  Cost of facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing machines, and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue increased by $5,071, or 13%, to $44,226 for the three months ended March 31, 2008 as compared to $39,155 for the three months ended March 31, 2007. The increase is due, in part, to the increased revenue attributable to the Hof acquisition.  As a percentage of facilities management revenue, cost of facilities management revenue was 66% and 65%, respectively, for the three months ended March 31, 2008 and 2007. Facilities management rent as a percentage of facilities management revenue was 47% for the three months ended March 31, 2008 as compared to 48% for the three months ended March 31, 2007. Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the laundry lease. The percentage of facilities management rent to facilities management revenue is also impacted by the facilities management rent rate structure in the reprographics business unit. Because this business unit has a much lower facilities management rent rate structure than the laundry facilities management business unit, the reduction in the size of the reprographics business unit through the non-renewal of leases could result in an increase in the overall facilities management rent as a percentage of revenue.

Depreciation and amortization related to facilities management.  Depreciation and amortization related to the facilities management operations increased by $790, or 9%, to $9,711 for the three months ended March 31, 2008 as compared to $8,921 for the three months ended March 31, 2007. The increase in depreciation and amortization for the three months ended March 31, 2008 as compared to the same period in 2007 is primarily attributable to the contract rights and equipment we acquired as part of our 2007 acquisitions.  Also contributing to the increased depreciation expense was new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts were renegotiated.

Cost of product sales.  Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® equipment and parts sold, as well as salaries and related warehousing expenses as part of the product sales segment.  Cost of product sales decreased by $381, or 4%, to $8,194 for the three months ended March 31, 2008 as compared to $8,575 for the three months ended March 31, 2007.  As a percentage of sales, cost of product sales was 77% for the three months ended March 31, 2008, as compared to 75% for the three months ended March 31, 2007. The gross margin in the Intirion business unit decreased to 24% for the three months ended March 31, 2008 as compared to 25% for the same period in 2007.  The gross margin in the Intirion business unit is impacted by the mix of products and markets into which they sell.  The gross margin in the laundry equipment sales business unit decreased to 21% for the three-month period ended March 31, 2008 as compared to 26% for the same period in 2007. The decrease in the margin is primarily attributable to additional costs relating to the acquisition of Hof Service company.

Operating expenses

General, administration, sales and marketing, and related depreciation and amortization expense.  General, administration, sales and marketing, and related depreciation and amortization expense increased by $189, or 2%, to $9,604 for the three months ended March 31, 2008 as compared to $9,415 for the three months ended March 31, 2007. As a percentage of total revenue, general, administration, sales and marketing and related depreciation expenses were 12% and 13% for the three months ended March 31, 2008 and 2007, respectively.  The dollar increase in expenses in the first quarter of 2008 compared to the same period in 2007 is due primarily to an increase in health care and other personnel related costs.

Income from operations

Income from operations increased by $443, or 8%, to $5,963 for the three months ended March 31, 2008 compared to $5,520 for the three months ended March 31, 2007, due primarily to the reasons discussed above.

Interest expense, net

Interest expense, net of interest income, increased by $662, or 21%, to $3,798 for the three months ended March 31, 2008, as compared to $3,136 for the three months ended March 31, 2007.  This increase is due primarily to our increased borrowing related to the acquisition of Hof Service Company.

Loss related to derivative instruments

We are party to Swap Agreements that we had accounted for as a cash flow hedge. The fair value of this swap agreement had been included in other comprehensive income in the equity section of the balance sheet. As a result of the reduction in the amount outstanding under our senior credit facilities, our remaining Swap Agreements no longer qualify for cash flow hedge accounting treatment and are marked to market with the resulting gain or loss recognized in current earnings. This accounting treatment resulted in the recording of losses of $1,176 and $264 in the income statement for the three months ended March 31, 2008 and 2007, respectively.  We also terminated Swap Agreements resulting in a loss of $26 during the three months ended March 31, 2008.

Provision for income taxes

The provision for income taxes decreased by $665, or 77%, to $201 for the three months ended March 31, 2008 as compared to $866 for the three months ended March 31, 2007. The change is the combination of a decrease in income before taxes for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, an increase in the effective tax rate, and a reduction in the reserve for uncertain tax positions. As a result of these reductions in the rate for the quarter the rate went from 42% to 21%.  The effective tax rate, without considering the impact of the reduction in the reserve, increased by 1% from 41% to 42% for the three months ended March 31, 2008 as compared to the same period in 2007.  The increase in the effective tax rate is due primarily to a change in the permanent tax items as a percent of taxable income.  A reduction in the reserve for uncertain tax positions further reduced the effective tax rate for the three months ended March 31, 2008.  The Internal Revenue Service concluded its audit of the 2004 tax return resulting in a small refund to the Company.  The Company reduced its reserve for uncertain tax positions by $203 in conjunction with the completion of the tax audit.

Net income

As a result of the foregoing, net income decreased by $492 to $762 for the three months ended March 31, 2008 as compared to net income of $1,254 for the same period ending March 31, 2007.

Seasonality

We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 15% of our total facilities management revenue. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, our operating and capital expenditures have historically been higher during the third calendar quarter when we install a large amount of equipment while colleges and universities are generally on summer break. Product sales, principally of MicroFridge® products, to this market are typically higher during the third calendar quarter as compared to the rest of the calendar year, somewhat offsetting the seasonality effect of the laundry facilities management business unit.

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving loan facility described below.  Capital requirements for the year ending December 31, 2008, including contract incentive payments, are currently expected to be between $33,000 and $37,000.  In the three months ended March 31, 2008, spending on capital expenditures and contract incentives totaled $8,018 and $1,374, respectively.  The capital expenditures for 2008 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

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

For the three months ended March 31, 2008, our source of cash was from financing and operating activities.  Our primary uses of cash for the three months ended March 31, 2008 were the purchase of new laundry machines and the semi-annual interest payment on our senior notes. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, including interest payments on outstanding indebtedness, capital expenditures and other working capital needs.

On April 1, 2008, the Company entered into a new Senior Secured Credit Facility (“2008 Secured Credit Facility”).    The 2008 Secured Credit Facility provides for borrowings up to $170,000, consisting of a $130,000 revolving Line of Credit (“2008 Secured Revolver”) and a $40,000 Senior Secured Term Loan Facility (“2008 Secured Term Loan”).  Both portions of the 2008 Credit Facility mature on April 1, 2013.  The 2008 Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries.  The 2008 Secured Term Loan requires quarterly payments of $1,000 with a final payment of $21,000 at maturity.

Outstanding indebtedness under the 2008 Secured Credit Facility bears interest, at the Company’s option, at a rate equal to the prime rate plus 1.50%, or LIBOR plus 2.50%.  The applicable prime rate and LIBOR margin may be adjusted quarterly based on certain financial ratios.

The 2008 Secured Credit Facility contains a commitment fee which is calculated as a percentage of the average daily unused portion of the 2008 Secured Credit Facility.  This percentage, currently, 0.50%, may be adjusted quarterly based on the Funded Debt Ratio.

The 2008 Secured Credit Facility includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most significant financial ratios that the Company is required to maintain include a Consolidated Total Leverage Ratio of not greater than 4.50 to 1.00 (4.25 to 1.00 as of July 1, 2009 and thereafter), a Consolidated Senior Secured Leverage Ratio of not greater than 2.50 to 1.00, and a Consolidated Cash Flow Coverage Ratio of not less than 1.20 to 1.00.

Future payments:

As of April 1, 2008, the scheduled future principal payments on the 2008 Secured Credit Facility are as follows:

2008	$3,000
2009	4,000
2010	4,000
2011	4,000
2012	4,000
2013	147,190
$166,190

Also on April 1, 2008, the Company entered into a Senior Unsecured Revolving Line of Credit (“2008 Unsecured Revolver”).    The 2008 Unsecured Revolver provides for borrowings up to $15,000 and matures on April 1, 2009.

Outstanding indebtedness under the 2008 Unsecured Revolver bears interest, at the Company’s option, at a rate equal to the prime rate plus 4.00%, or LIBOR plus 5.00% and includes the same financial covenants as the 2008 Secured Credit Facility.

Operating Activities

For the three months ended March 31, 2008 and 2007, net cash flows provided by operating activities were $5,851 and $7,188, respectively. Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sales, and general, administration, sales and marketing expenses. The change in working capital is primarily due to the timing of purchases of inventory, capital equipment and services, and when such expenditures are due to be paid.  The decrease for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is attributable to an increase in inventory of $1,525 in 2008 compared to a decrease of $890 in 2007, an increase in prepaid facilities management rent and other assets of $388 in 2008 compared to a decrease of $1,570 in 2007 and a decrease in accounts payable, accrued facility management rent, accrued expenses and other liabilities of $5,590 in 2008 compared to a decrease of $6,997 in 2007.   Depreciation and amortization expense increased primarily due to the assets acquired in our 2007 acquisitions, and new equipment placed in service with customers.

Investing Activities

For the three months ended March 31, 2008 and 2007, net cash flows used in investing activities were $7,946 and $7,743, respectively.  Of the 2007 total, $2,730 was used for acquisitions.  Other capital expenditures for the first three months of 2008 and 2007, primarily laundry equipment for new and renewed lease locations, were $8,018 and $5,174, respectively.

Financing Activities

For the three months ended March 31, 2008, net cash flows provided by financing activities were $4,806. For the three months ended March 31, 2007, net cash flows provided by financing activities were $283.  Cash flows provided by financing activities consist primarily of net proceeds from bank borrowings and proceeds from the exercise of options and the issuance of stock through the employee stock purchase program. Cash flows provided by financing activities increased in the first three months of 2008 due to the timing of our new senior bank credit facility which resulted in a suspension of loan repayments just prior to March 31, 2008 in anticipation of paying off the facility with proceeds from the 2008 Secured Credit Facility (see Recent Developments).  Cash flows provided by financing activities increased in the first three months of 2007 due to proceeds from the exercise of options and the issuance of stock through the employee stock purchase program.

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

The terms of senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. We were in compliance with all financial covenants at March 31, 2008.

The terms of senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries, and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at March 31, 2008.

We have entered into Swap Agreements to manage the interest rate risk associated with our senior credit facilities. For a description of our Swap Agreements see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of March 31, 2008 is as follows:

Fiscal	Long-term	Interest on	Facilities rent	Capital lease	Operating lease
Year	debt	senior notes	commitments	commitments	commitments	Total
2008 (9 mos.)	$—	$8,578	$13,296	$970	$2,242	$25,086
2009	—	11,438	15,565	1,089	2,533	30,625
2010	—	11,438	13,048	823	2,329	27,638
2011	60,000	11,438	8,469	291	1,934	82,132
2012		11,438	6,449	2	1,531	19,420
Thereafter	150,000	34,314	10,377	—	4,058	198,749
Total	$210,000	$88,644	$67,204	$3,175	$14,627	$383,650

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures. However, we may require external sources of financing for any significant future acquisitions.  Further, the 2008 Secured Credit Facility matures in April 2013.  The repayment of this facility may require external financing. The above summary does not reflect debt obligation as a result of our refinancing on April 1, 2008.  See “Recent Developments” for further discussion.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at March 31, 2008.

(in thousands)	2008	2009	2010	2011	Thereafter	Total
Variable rate	$—	$—	$—	$60,000	$—	$60,000
Average interest rate	0%	0%	0%	5.70%	0%	5.70%

We entered into Swap Agreements to manage the interest rate risk associated with our debt. Concurrent with the reduction of the amounts due under the senior credit facilities, certain Swap Agreements previously designated as cash flow hedges ceased to qualify as such.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting is recognized in the income statement in the period in which the change occurs.  The change in the fair value of these contracts resulted in a loss of $1,176 for the three months ended March 31, 2008.

On March 26, 2008, the Company terminated two of its Swap Agreements at a loss of $26.  The proceeds received from these terminations amounted to $154.

The table below outlines the detail of each remaining Swap Agreement:

				Notional
	Original			Amount
Date of	Notional	Fixed/		March 31,	Expiration	Fixed
Origin	Amount	Amortizing		2008	Date	Rate

May 2, 2005	$17,000	Fixed		$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	(1)	$—	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	(1)	$—	Dec 31, 2011	4.77%

(1) Effective Date is June 30, 2008

In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to us.  If interest expense as calculated is greater based on the fixed rate, we pay the difference to the financial institution. Depending on fluctuations in the LIBOR, our interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counter party to the Swap Agreement exposes us to credit loss in the event of non-performance; however, nonperformance is not anticipated.

The fair value of the Swap Agreements is the estimated amount that we would receive or (pay) to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At March 31, 2008, the fair value of the Swap Agreements was a liability of $2,095. This amount has been included in other liabilities on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2008 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the first quarter ending March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.               Risk Factors

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.  The risks described in our annual report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.    Exhibits

Exhibits.

Exhibits.

Exhibit No.	Description
10.1*(1)	Mac-Gray Corporation Long Term Incentive Plan (10.1)
10.2*(1)	Form of Restricted Stock Unit Agreement for cash settled awards under the Long Term Incentive Plan (10.2)
10.3*(1)	Form of Restricted Stock Unit Agreement for stock settled awards under the Long Term Incentive Plan (10.3)
10.4*(1)	Mac-Gray Senior Executive Incentive Plan (10.4)
10.5*(1)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.5)
10.6*(2)	Form of executive severance agreement, dated March 3, 2008, between the Registrant and each of Linda Serafini, Robert Tuttle and Phil Emma
10.7*(3)	Form of first amendment to executive severance agreement, dated March 3, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.42)
10.8*(3)	Form of first amendment to employment agreement, dated March 3, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.43)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

* Management compensatory plan or arrangement

(1) Each exhibit marked by a (1) was previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

(2) Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of March 7, 2008.

(3) Each exhibit marked by a (3) was previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-K.

(4) Filed herewith.

(5) Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
May 9, 2008	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)