Form 10-Q
period 2008-06-30
MAC-GRAY CORP
filed 2008-08-08
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Smaller reporting company ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 8, 2008, 13,348,908 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.           Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	June 30,
	2007	2008

Assets
Current assets:
Cash and cash equivalents	$13,325	$15,239
Trade receivables, net of allowance for doubtful accounts	10,106	11,148
Inventory of finished goods, net	7,400	9,760
Deferred income taxes	943	943
Prepaid facilities management rent and other current assets	15,160	14,396
Total current assets	46,934	51,486
Property, plant and equipment, net	126,321	151,211
Goodwill	42,229	60,522
Intangible assets, net	153,341	228,896
Prepaid facilities management rent and other assets	14,712	15,604
Total assets	$383,537	$507,719

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,352	$5,655
Trade accounts payable	11,595	11,184
Accrued facilities management rent	18,309	20,428
Accrued expenses	12,350	13,713
Deferred revenues and deposits	777	188
Total current liabilities	44,383	51,168
Long-term debt and capital lease obligations	207,169	315,131
Deferred income taxes	30,907	37,878
Other liabilities	3,234	2,644
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 13,276,864 outstanding at December 31, 2007, and 13,443,754 issued and 13,348,908 outstanding at June 30, 2008)	134	134
Additional paid in capital	72,586	73,880
Accumulated other comprehensive income	45	468
Retained earnings	26,812	27,401
	99,577	101,883
Less: common stock in treasury, at cost (166,890 shares at December 31, 2007 and 94,846 shares at June 30, 2008)	(1,733)	(985)
Total stockholders’ equity	97,844	100,898
Total liabilities and stockholders’ equity	$383,537	$507,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008

Revenue:
Facilities management revenue	$56,162	$78,831	$116,222	$145,884
Product sales	13,053	14,069	24,467	24,658
Total revenue	69,215	92,900	140,689	170,542

Cost of revenue:
Cost of facilities management revenue	37,862	54,208	77,017	98,434
Depreciation and amortization	9,057	12,295	18,101	22,086
Cost of product sales	9,786	11,098	18,238	19,212
Total cost of revenue	56,705	77,601	113,356	139,732

Gross margin	12,510	15,299	27,333	30,810

General and administration expenses	4,422	5,123	9,042	9,908
Sales and marketing expenses	3,794	4,644	8,197	9,062
Depreciation and amortization	393	440	785	841
(Gain) loss on sale or disposal of assets, net	(12)	7	(124)	(49)
Loss on early extinguishment of debt	—	207	—	207
Total operating expenses	8,597	10,421	17,900	19,969

Income from operations	3,913	4,878	9,433	10,841

Interest expense, net	3,122	5,612	6,258	9,410
(Gain) loss related to derivative instruments	(516)	(1,165)	(252)	37
Income before provision for income taxes	1,307	431	3,427	1,394

Provision for income taxes	539	221	1,405	422

Net income	$768	$210	$2,022	$972

Net income per common share - basic	$0.06	$0.02	$0.15	$0.07
Net income per common share – diluted	$0.06	$0.02	$0.15	$0.07
Weighted average common shares outstanding - basic	13,185	13,338	13,159	13,319
Weighted average common shares outstanding – diluted	13,668	13,688	13,620	13,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive			Treasury Stock
	Number		Paid In	(Loss)	Comprehensive	Retained	Number
	of shares	Value	Capital	Income	Income	Earnings	of shares	Cost	Total

Balance, December 31, 2007	13,443,754	$134	$72,586	$45		$26,812	166,890	$(1,733)	$97,844
Net income	—	—	—	—	$972	972	—	—	$972
Other comprehensive income :
Unrealized gain on derivative instrument, net of tax of $266 (Note 4)	—	—	—	423	423	—	—	—	$423
Comprehensive income	—	—	—	—	$1,395	—	—	—	—
Options exercised	—	—	—	—		(47)	(22,533)	234	$187
Stock issuance - Employee Stock Purchase Plan						(11)	(14,343)	149	$138
Stock compensation expense	—	—	1,297	—		—	—	—	$1,297
Windfall tax expense	—	—	(6)	—		—	—	—	$(6)
Stock grants	—	—	3	—		(325)	(35,168)	365	$43
Balance, June 30, 2008	13,443,754	$134	$73,880	$468		$27,401	94,846	$(985)	$100,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended
	June 30,
	2007	2008
Cash flows from operating activities:
Net income	$2,022	$972
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	18,886	22,927
Increase in allowance for doubtful accounts and lease reserves	76	58
Gain on sale of assets	(124)	(49)
Stock grants	(42)	43
(Gain) loss related to derivative instruments	(252)	37
Loss on early extinguishment of the debt	—	207
Deferred income taxes	318	6,971
Non cash stock compensation	976	1,297
Decrease (increase) in accounts receivable	764	(1,099)
Increase in inventory	(630)	(1,225)
Decrease (increase) in prepaid facilities management rent and other assets	479	(1,568)
Decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	(3,993)	(3,779)
Decrease in deferred revenues and customer deposits	(514)	(589)
Net cash flows provided by operating activities	17,966	24,203

Cash flows from investing activities:
Capital expenditures	(11,344)	(15,540)
Payments for acquisitions	(5,437)	(106,213)
Proceeds from sale of assets	186	176
Net cash flows used in investing activities	(16,595)	(121,577)

Cash flows from financing activities:
Payments on capital lease obligations	(729)	(891)
Borrowings on 2005 revolving credit facility	9,000	8,000
Payments on 2005 revolving credit facility	(12,000)	(63,000)
Borrowings on 2008 revolving credit facility	—	127,971
Payments on 2008 revolving credit facility	—	(10,431)
Borrowings on 2008 term loan	—	40,000
Payments on 2008 term loan	—	(1,000)
Debt acquisition costs	—	(1,680)
Windfall tax benefit (expense)	233	(6)
Proceeds from exercise of stock options	595	187
Proceeds from issuance of common stock	314	138
Net cash flows (used in) provided by financing activities	(2,587)	99,288

(Decrease) increase in cash and cash equivalents	(1,216)	1,914
Cash and cash equivalents, beginning of period	11,994	13,325
Cash and cash equivalents, end of period	$10,778	$15,239

Supplemental disclosure of non-cash investing and financing activities: During the six months ended June 30, 2007 and 2008, the Company acquired various vehicles under capital lease agreements totaling $1,332 and $1,616, respectively.

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

2.  Acquisitions

On April 1, 2008, the Company acquired Automatic Laundry Company, Ltd., (“ALC”), a laundry facilities management business, which operates in several western and southern states.  This acquisition has been reflected in the accompanying condensed consolidated financial statements from the date of the acquisition, and has been accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“FAS 141”).  The total purchase price of this acquisition has been allocated to the acquired assets and liabilities, based on estimates of their relative fair value.  A twenty-year amortization period has been assigned to the acquired contract rights and the acquired used laundry equipment has been assigned an average life of four years based upon physical inspection of the equipment. Commencing on April 1, 2008, the Company began to operate the acquired assets from the same facilities ALC operated from with a short term plan to consolidate ALC’s facilities and the Company’s current facilities in markets where they overlap. The Company expects operations to be fully integrated by the end of 2008.  The acquisition of this business addresses the Company’s growth objectives by creating density within the markets the Company already serves.

The total purchase price for this acquisition was allocated as follows:

Amount
Contract rights	$79,800
Equipment	23,563
Goodwill	18,395
Inventory	1,135
Incentive payments	173
Accrued expenses	(699)
122,367
Deferred tax liability	(6,154)
Total purchase price	$116,213

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

2.  Acquisitions (continued)

Goodwill includes $6,154 of tax goodwill due to the difference between the book value and the tax value assigned to the acquired equipment. The depreciation of the book and tax values over time will create a deferred tax asset equal to the deferred tax liability recorded as part of the acquisition.

The purchase price includes a note payable to the seller in the amount of $10,000 due on April 1, 2010.  As part of this acquisition, the Company also leased from a third party a fleet of vehicles previously owned by ALC.

The allocation of the purchase price for this acquisition is subject to the finalization of the asset valuations.

The following unaudited pro forma operating results of the Company assume the acquisition took place on January 1, 2007.  Such information includes adjustments to reflect additional depreciation, amortization and interest expense, and is not necessarily indicative of what the results of operations would have been or the results of operations in future periods.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008

Net revenue	$85,683	$92,900	$173,626	$187,397
Net income (loss)	(189)	210	107	704
Net income (loss) per share:
Basic	$(0.01)	$0.02	$0.01	$0.05
Diluted	$(0.01)	$0.02	$0.01	$0.05

3.  Long Term Debt

Concurrent with the ALC acquisition, on April 1, 2008, the Company entered into a new Senior Secured Credit Facility (“2008 Secured Credit Facility”) which retired and replaced the Company’s prior Secured Credit Facility.  The 2008 Secured Credit Facility provides for borrowings up to $170,000, consisting of a $130,000 revolving Line of Credit (“2008 Secured Revolver”) and a $40,000 Senior Secured Term Loan Facility (“2008 Secured Term Loan”).  Both portions of the 2008 Secured Credit Facility mature on April 1, 2013.  The 2008 Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries.  The 2008 Secured Credit Facility is also guaranteed by each of the Company’s subsidiaries.  The 2008 Secured Term Loan requires quarterly payments of $1,000 with a final payment of $21,000 at maturity.

Outstanding indebtedness under the 2008 Secured Credit Facility bears interest, at the Company’s option, at a rate equal to the prime rate plus 1.50%, or LIBOR plus 2.50%.  The applicable prime rate and LIBOR margin may be adjusted quarterly based on certain financial ratios.

The 2008 Secured Credit Facility contains a commitment fee which is calculated as a percentage of the average daily unused portion of the 2008 Secured Credit Facility.  This percentage, currently, 0.50%, may be adjusted quarterly based on the Company’s Funded Debt Ratio.

The 2008 Secured Credit Facility includes certain financial and operational covenants, including but not limited to restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most significant financial ratios that the Company is required to maintain include a Consolidated Total Leverage Ratio of not greater than 4.50 to 1.00 (4.25 to 1.00 as of July 1, 2009 and thereafter), a Consolidated Senior Secured Leverage Ratio of not greater than 2.50 to 1.00, and a Consolidated Cash Flow Coverage Ratio of not less than 1.20 to 1.00.  The Company was in compliance with these and all other financial covenants at June 30, 2008.

As a result of entering into the 2008 Secured Credit Facility, the Company expensed approximately $207 in deferred financing costs in the quarter ended June 30, 2008.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

3. Long-Term Debt (continued)

Also on April 1, 2008, the Company entered into a Senior Unsecured Revolving Line of Credit (“2008 Unsecured Revolver”).  The 2008 Unsecured Revolver provides for borrowings up to $15,000 and matures on April 1, 2009.  Outstanding indebtedness under the 2008 Unsecured Revolver bears interest, at the Company’s option, at a rate equal to the prime rate plus 4.00%, or LIBOR plus 5.00% and includes the same financial covenants as the 2008 Secured Credit Facility.  The 2008 Unsecured Revolver is guaranteed by each of the Company’s subsidiaries.  The 2008 Unsecured Credit Facility contains a commitment fee equal to 1% which is calculated as a percentage of the average daily unused portion of the 2008 Unsecured Credit Facility.

As of June 30, 2008, there was $117,540 outstanding under the 2008 Secured Revolver, $39,000 outstanding under the 2008 Secured Term Loan and $1,100 in outstanding letters of credit.  The available balance under the 2008 Secured Revolver was $11,360 at June 30, 2008.  The available balance under the 2008 Unsecured Revolver was $15,000 as there was no balance outstanding at June 30, 2008.  The average interest rate on the borrowings outstanding under the 2008 Secured Credit Facility at December 31, 2007 and June 30, 2008 were 6.20% and 5.83%, respectively, including the applicable spread paid to the banks as noted above.

Also on April 1, 2008, the Company issued an unsecured note with the seller of ALC for $10,000.  This note bears interest at 9% and matures on April 1, 2010 with interest payments due quarterly on the first day of July, October, January and April each year until maturity.

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at June 30, 2008.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

3. Long-Term Debt (continued)

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at June 30, 2008.

Capital lease obligations on the Company’s fleet of vehicles totaled $3,521 and $4,246 at December 31, 2007 and June 30, 2008, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2008 (six months)	$2,843
2009	5,497
2010	15,207
2011	4,595
2012	4,104
Thereafter	288,540
$320,786

4.   Fair Value Measurements

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.   Fair Value Measurements (continued)

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurments
	Balance at June 30, 2008	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swap derivative financial instruments (part of other liabilities)	$168	—	$168	—

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

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a gain of $516 and $1,165 for the three months ended June 30, 2007 and 2008, respectively, and a gain of $252 and a loss of $37 for the six months ended June 30, 2007 and 2008, respectively.

On March 26, 2008, the Company terminated two of its Swap Agreements at a loss of $26.  The proceeds received from this termination amounted to $154.

The table below outlines the details of each remaining Swap Agreement:

			Notional
	Original		Amount
Date of	Notional	Fixed/	June 30,	Expiration	Fixed
Origin	Amount	Amortizing	2008	Date	Rate

May 8, 2008	$45,000	Amortizing	$45,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$39,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	$12,000	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%

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

The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2007 and June 30, 2008, the fair value of the Swap Agreements was a liability of $665 and $167, respectively. These amounts have been included in other liabilities on the condensed consolidated balance sheets.

The activity included in other comprehensive income is as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2008	2007	2008

Unrealized (loss) gain on derivative instruments	$(44)	$762	$(118)	$689
Income tax expense (benefit)	(17)	294	(47)	266
Total other comprehensive (loss) income	$(27)	$468	$(71)	$423

5.  Goodwill and Other Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2007
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$42,006		$42,006
Product Sales	223		223
	$42,229		$42,229
Intangible assets:
Facilities Management:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,901	140
Contract rights	158,448	25,555	132,893
Product Sales:
Customer lists	1,451	927	524
Distribution rights	1,623	134	1,489
Deferred financing costs	6,016	1,771	4,245
	$185,629	$32,288	$153,341

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

5.  Goodwill and Other Intangible Assets (continued)

	As of June 30, 2008
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$60,299		$60,299
Product Sales	223		223
	$60,522		$60,522
Intangible assets:
Facilities Management:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,921	120
Contract rights	238,187	30,663	207,524
Product Sales:
Customer lists	1,451	975	476
Distribution rights	1,623	215	1,408
Deferred financing costs	6,798	1,480	5,318
	$266,150	$37,254	$228,896

Estimated future amortization expense of intangible assets consists of the following:

2008 (six months)	$6,681
2009	13,266
2010	13,167
2011	12,798
2012	12,547
Thereafter	155,044
$213,503

Amortization expense of intangible assets for the six months ended June 30, 2007 and 2008 was $3,766 and $5,658 respectively.

6.  Income Taxes

The Company and its subsidiary are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  The Company has concluded all U. S. federal income tax matters for years through 2004.  During the first quarter of 2008, as a result of the Internal Revenue Service completing its audit of 2004, the Company reduced its reserve for uncertain tax positions and, correspondingly, its income tax expense for the six months ended June 30, 2008 by $203.

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

8.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008

Net income (loss)	$768	$210	$2,022	$972

Weighted average number of common shares outstanding - basic	13,185	13,338	13,159	13,319
Effect of dilutive securites:
Stock options	483	350	461	360
Weighted average number of common shares outstanding - diluted	13,668	13,688	13,620	13,679

Net income per share - basic	$0.06	$0.02	$0.15	$0.07
Net income per share - diluted	$0.06	$0.02	$0.15	$0.07

There were 290 and 844 shares under option plans that were excluded from the computation of diluted earnings per share at June 30, 2007 and 2008, respectively, due to their anti-dilutive effects.

9.  Segment Information

The Company operates four business units which are based on the Company’s different product and service categories: Laundry Facilities Management, Laundry Equipment Sales, MicroFridge® branded product sales and Reprographics. These four business units have been aggregated into two reportable segments (“Facilities Management” and “Product Sales”). The Facilities Management segment includes two business units: Laundry Facilities Management and Reprographics. The Laundry Facilities Management business unit provides coin and debit card-operated laundry equipment to multi-unit housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Reprographics business unit provides coin and debit-card-operated copiers to academic and public libraries. The Product Sales segment includes two business units: MicroFridge® branded product sales and Laundry Equipment Sales. The Intirion business unit revenue includes sales of its own patented and proprietary line of refrigerator/freezer/microwave oven combinations under the brand name MicroFridge® to a customer base which includes hospitality and assisted living facilities, military housing and colleges and universities.  The Intirion business unit also sells a full range of kitchen and laundry appliances. The Laundry Equipment Sales business unit operates as a distributor of, and provides service to, commercial laundry equipment in public laundromats, as well as for institutional purchasers, including hospitals, hotels and the United States military for use in their own on-premise laundry facilities.

There are no intersegment revenues.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

9.  Segment Information (continued)

The tables below present information about the operations of the reportable segments of Mac-Gray for the three and six months ended June 30, 2007 and 2008. The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2008	2007	2008

Revenue:
Facilities management	$56,162	$78,831	$116,222	$145,884
Product sales	13,053	14,069	24,467	24,658
Total	69,215	92,900	140,689	170,542
Gross margin:
Facilities management	9,345	12,416	21,329	25,532
Product sales	3,165	2,883	6,004	5,278
Total	12,510	15,299	27,333	30,810
Selling, general, administration, depreciation and amortization expenses	8,609	10,207	18,024	19,811
(Gain) loss on sale of assets	(12)	7	(124)	(49)
Loss on early extinguishment of debt	—	207	—	207
Interest expense, net	3,122	5,612	6,258	9,410
(Gain) loss related to derivative instruments	(516)	(1,165)	(252)	37
Income before provision for income taxes	$1,307	$431	$3,427	$1,394

	December 31, 2007	June 30, 2008
Assets:
Facilities management	$332,810	$445,056
Product sales	28,105	28,430
Total for reportable segments	360,915	473,486
Corporate (1)	21,679	33,290
Deferred income taxes	943	943
Total	$383,537	$507,719

(1)   Principally cash and cash equivalents, prepaid expenses and property, plant and equipment not included elsewhere.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

10.  Stock Compensation

During the three and six months ended June 30, 2008, grants of options for 144 and 458 shares, respectively, were issued of which 8 were subsequently cancelled.  The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model.  The fair values of the stock options granted were estimated using the following components:

Fair value of options at grant date	$1.91 - $5.62
Risk free interest rate	4.11% - 4.98%
Estimated forfeiture rate	0% - 7%
Estimated option term	1 - 9 years
Expected volatility	23.82% - 36.17%

During the three and six months ended June 30, 2008, the Company granted 26 and 96 shares respectively, of restricted stock with a weighted average fair market value of $11.08 per share.  The stock vests ratably over three years upon the achievement of certain performance objectives to be determined by the Board of Directors or the Compensation Committee at the beginning of each fiscal year.  Because the performance objectives for 2008 had not been achieved as of June 30, 2008, the restricted stock subject to vesting based upon the performance objectives for 2008 was not included in the computation of diluted earnings per share.  However, since the Company expects to meet the performance objectives for 2008, the Company is recording stock compensation expense ratably throughout the year.

For the three months ended June 30, 2008, the Company incurred a stock compensation expense of $936.  The stock compensation expense for the six months ended June 30, 2008 was $1,431. The allocation of stock compensation expense is consistent with the allocation of the participants’ salary and other compensation expenses.

At June 30, 2008, options for 571 shares and 168 restricted shares have been granted but have not yet vested.  Compensation expense related to unvested options and restricted shares will be recognized in the following years:

2008 (six months)	$916
2009	1,417
2010	753
2011	204
$3,290

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

11.  Product Warranties

The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs.  Actual costs have not exceeded the Company’s estimates.

The activity for the six months ended June 30, 2008 is as follows:

Accrued
Warranty

Balance, December 31, 2007	$358
Accruals for warranties issued	231
Settlements made (in cash or in kind)	(229)
Balance, June 30, 2008	$360

13. New Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

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

In this Quarterly Report on Form 10-Q, unless the context suggest otherwise, references to the “Company,” “Mac-Gray,” “we,” “us,” “our” and similar terms refer to Mac-Gray Corporation and its subsidiaries.  We have registered, applied to register or are using the following trademarks: MicroFridge®, Maytag Direct™, SnackMate™, LaundryView®, PrecisionWash™, Intelligent Laundry™ Solutions, LaundryLinx™, TechLinx™, VentSnake™, IntelliVault®, and Safe Plug®.  The following are trademarks of parties other than us: Maytag®, Amana®, Whirlpool®, Magic Chef®, KitchenAid®, and Estate®.

Overview

Mac-Gray Corporation was founded in 1927 and re-incorporated in Delaware in 1997.  Since its founding, Mac-Gray has grown to become the second largest laundry facilities management business in the United States.  Through our portfolio of card and coin-operated laundry equipment located in laundry facilities across the country, we provide laundry convenience to residents of multi-unit housing, such as apartment buildings, condominiums, colleges and universities, and hotels and motels.  Based on our ongoing survey of colleges and universities, we believe we are the largest provider of such services to the college and university market in the United States.  We report our business in two segments, facilities management and product sales. Facilities management consists of our laundry facilities management and reprographics business units. Product sales consist of our commercial laundry equipment sales and Intirion Corporation (“Intirion”), which operates our MicroFridge® branded product sales business.

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base, and predictable capital needs.  For the three and six months ended June 30, 2008, our total revenue was $92.9 million and $170.6 million, respectively.  Approximately 86% of our total revenue and 83% of our gross margin for the six months ended June 30, 2008 was generated by our facilities management segment.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of June 30, 2008, approximately 90% of our installed machine base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases.  Accordingly, our capital needs are predictable and largely within our control.  For the three and six months ended June 30, 2008, we incurred approximately $11.3 million and $15.6 million of capital expenditures, respectively.  In addition, we made incentive payments of approximately $1.2 million and $3.1 million in the three and six months ended June 30, 2008, respectively, to property owners and property management companies in connection with securing our lease arrangements.

In addition, through our product sales segment, we generate revenue by selling commercial laundry equipment, our line of combination refrigerator/freezer/microwave oven units under the MicroFridge® and SnackMateTM brands, and the full lines of Maytag®, Whirlpool®, Amana®, Magic Chef® , KitchenAid®, and Estate® domestic laundry and kitchen appliances under our Maytag DirectTM program.  For the three and six months ended June 30, 2008, our product sales segment generated approximately 15% and 14% of our total revenue and 19% and 17% of our gross margin, respectively.

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

Results of Operations (Dollars in thousands)

Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007.

The information presented below for the three and six months ended June 30, 2007 and 2008 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended June 30,				For the six months ended June 30,
			Increase	%			Increase	%
	2007	2008	(Decrease)	Change	2007	2008	(Decrease)	Change
Laundry facilities management	$55,580	$78,499	$22,919	41%	$115,126	$145,241	$30,115	26%
Reprographics revenue	582	332	(250)	-43%	1,096	643	(453)	-41%
Total facilities management revenue	56,162	78,831	22,669	40%	116,222	145,884	29,662	26%
Intirion sales revenue	6,921	8,931	2,010	29%	15,014	15,679	665	4%
Laundry equipment sales revenue	6,132	5,138	(994)	-16%	9,453	8,979	(474)	-5%
Total product sales revenue	13,053	14,069	1,016	8%	24,467	24,658	191	1%
Total revenue	$69,215	$92,900	$23,685	34%	$140,689	$170,542	$29,853	21%

Revenue

Total revenue increased by $23,685 to $92,900 for the three months ended June 30, 2008 compared to $69,215 for the three months ended June 30, 2007. Total revenue increased by $29,853 to $170,542 for the six months ended June 30, 2008 compared to $140,689 for the six months ended June 30, 2007.

Facilities management revenue.  Total facilities management revenue increased by $22,669, or 40%, to $78,831 for the three months ended June 30, 2008 compared to $56,162 for the three months ended June 30, 2007. The increase in revenue for the three months ended June 30, 2008 compared to the same period in 2007 is attributable to an increase in laundry facilities management revenue offset slightly by a decrease in reprographic revenue.  The increase in revenue for the three months ended June 30, 2008 compared to the same period in 2007 is primarily attributable to the revenue associated with the laundry facilities management businesses acquired from Hof Service Company, Inc. (“Hof”) on August 8, 2007 and Automatic Laundry Company (“ALC”) on April 1, 2008, which accounted for $6,206 and $16,042, respectively, or 98%, of the total increase. Total facilities management revenue increased by $29,662, or 26%, to $145,884 for the six months ended June 30, 2008 compared to $116,222 for the six months ended June 30, 2007. The increase in revenue for the six months ended June 30, 2008 compared to the same period in 2007 is primarily attributable to the revenue associated with the laundry facilities management business acquired from Hof and ALC, which accounted for $12,304 and $16,042, respectively or 96% of the total increase.

Within the facilities management segment, revenue in the laundry facilities management business unit increased by $22,919, or 41%, to $78,499 for the three months ended June 30, 2008 compared to $55,580 for the three months ended June 30, 2007.  Revenue in the laundry facilities management business unit increased by $30,115, or 26%, to $145,241 for the six months ended June 30, 2008 compared to $115,126 for the six months ended June 30, 2007. The increase in laundry facilities management revenue for the three and six months ended June 30, 2008 compared to the same periods in 2007 is primarily attributable to the revenue associated with the laundry facilities management businesses acquired from Hof and ALC, which accounted for $6,206 and $16,042 respectively, or 97%, of the total increase for the three months ended June 30, 2008 and $12,304 and $16,042, respectively, or 94%, of the total increase for the six months ended June 30, 2007. The remaining increases are attributable primarily to the placement of additional laundry equipment in the field as well as selected vend price increases.  The increases were offset in part by reduced usage of the Company’s equipment in apartment building laundry rooms as a result of high apartment vacancy rates in certain markets, particularly in the Southeast and the Southwest.

Revenue in the reprographics business unit decreased by $250, or 43%, to $332 for the three months ended June 30, 2008 compared to $582 for the three months ended June 30, 2007.  Revenue in the reprographics business unit decreased by $453, or 41%, to $643 for the six months ended June 30, 2008 compared to $1,096 for the six months ended June 30, 2007.  In the three and six months ended June 30, 2008, the reprographics business unit accounted for less than 1% of consolidated revenue.  Revenue from this business unit is expected to continue to decline.

Product sales revenue.  Revenue from our product sales segment increased by $1,016, or 8%, to $14,069 for the three months ended June 30, 2008 compared to $13,053 for the three months ended June 30, 2007.  Revenue from our product sales segment increased by $191, or 1%, to $24,658 for the six months ended June 30, 2008 compared to $24,467 for the six months ended June 30, 2007.  The increase in revenue for the three and six months ended June 30, 2008 as compared to the same periods in 2007 is attributable to an increase in sales in the Intirion business unit partially offset by a decrease in the laundry equipment sales business unit.

Revenue in the Intirion business unit increased by $2,010, or 29%, to $8,931 for the three months ended June 30, 2008 compared to $6,921 for the three months ended June 30, 2007.  All of the market segments experienced growth in the three months ended June 30, 2007 compared to the corresponding period in 2007.  Revenue in this business unit increased by $665, or 4%, to $15,679 for the six months ended June 30, 2008 compared to $15,014 for the six months ended June 30, 2007.  The increase in revenue for the six months ended June 30, 2008 compared to the same period in 2007 is primarily attributable to an increase in sales to the academic and retail markets partially offset by a decline in the government market.  Our sales to the government will continue to fluctuate based on shifting budget priorities as well as the timing of the release of funds for military housing initiatives. Sales to the hospitality market were virtually unchanged for the six months ended June 30, 2008 compared to the same period in 2007.  The capital spending in the hospitality sector that began to level off in the latter part of 2007 has continued to be flat in 2008.

Revenue in the laundry equipment sales business unit decreased by $994, or 16%, to $5,138 for the three months ended June 30, 2008 compared to $6,132 for the three months ended June 30, 2007. Revenue in the laundry equipment sales business unit decreased by $474, or 5%, to $8,979 for the six months ended June 30, 2008 compared to $9,453 for the six months ended June 30, 2007. Sales in the laundry equipment sales business unit are sensitive to the strength of the economy, local economic factors, local permitting and the availability of financing to small businesses, and therefore have the potential to fluctuate significantly from quarter to quarter.

Cost of revenue

Cost of facilities management revenue.  Cost of facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue increased by $16,346, or 43%, to $54,208 for the three months ended June 30, 2008 as compared to $37,862 for the three months ended June 30, 2007. Cost of facilities management revenue increased by $21,417, or 28%, to $98,434 for the six months ended June 30, 2008 as compared to $77,017 for the six months ended June 30, 2007. The increase is due, in part, to the increased revenue attributable to the Hof and ALC acquisitions.  As a percentage of facilities management revenue, cost of facilities management revenue was 68.8% and 67.4%, respectively, for the three months ended June 30, 2008 and 2007 and 67.5% and 66.3%, respectively, for the six months ended June 30, 2008 and 2007.  Facilities management rent as a percentage of facilities management revenue was constant at 49% for the three months ended June 30, 2008 and 2007. Facilities management rent as a percentage of facilities management revenue was 48% for the six months ended June 30, 2008 and 2007.  Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the laundry lease.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations increased by $3,238, or 36%, to $12,295 for the three months ended June 30, 2008 as compared to $9,057 for the three months ended June 30, 2007. Depreciation and amortization related to operations increased by $3,985, or 22%, to $22,086 for the six months ended June 30, 2008 as compared to $18,101 for the six months ended June 30, 2007. The increase in depreciation and amortization for the three and six months ended June 30, 2008 as compared to the same periods in 2007 is primarily attributable to the contract rights and equipment we acquired as part of our acquisitions of Hof and ALC.  Also contributing to the increased depreciation expense was new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts were renegotiated.

Cost of product sales.  Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® equipment and parts sold, as well as salaries, related warehousing expenses and distribution expenses, including fuel, as part of the product sales segment.  Cost of product sales increased by $1,312, or 13%, to $11,098 for the three months ended June 30, 2008 as compared to $9,786 for the three months ended June 30, 2007 and by $974, or 5%, to $19,212 for the six months ended June 30, 2008 as compared to $18,238 for the six months ended June 30, 2007.  As a percentage of sales, cost of product sales was 79% for the three months ended June 30, 2008, as compared to 75% for the three months ended June 30, 2007 and 78% for the six months ended June 30, 2008, as compared to 75% for the six months ended June 30, 2007. The gross margin in the Intirion business unit was consistent at 22% for the three months ended June 30, 2008 and 2007 and decreased to 23% for the six months ended June 30, 2008 as compared to 24% for the corresponding period in 2007.  The gross margin in the Intirion business unit is impacted by the mix of products and markets into which they sell.  Typically direct sales such as sales to the government achieve a higher margin than sales into distribution channels.  The gross margin in the laundry equipment sales business unit decreased to 18% for the three-month period ended June 30, 2008 as compared to 26% for the same period in 2007 and to 19% for the six month period ended June 30, 2008 as compared to 26% for the same period in 2007. The decrease in the margin is primarily attributable to price increases by manufacturers, a change in the mix of products sold and an increase in fuel and related operating expenses.

Operating expenses

General, administration, sales and marketing, and related depreciation and amortization expense.  General, administration, sales and marketing, and related depreciation and amortization expense increased by $1,598, or 19%, to $10,207 for the three months ended June 30, 2008 as compared to $8,609 for the three months ended June 30, 2007.  General, administration, sales and marketing, and related depreciation and amortization expense increased by $1,787, or 10%, to $19,811 for the six months ended June 30, 2008 as compared to $18,024 for the six months ended June 30, 2007.  As a percentage of total revenue, general, administration, sales and marketing and related depreciation expenses were 11% and 12% for the three months ended June 30, 2008 and 2007, respectively, and 12% and 13% for the six months ended June 30, 2008 and 2007, respectively.  The increase in expenses in the three and six months ended June 30, 2008 compared to the same periods in 2007 is due primarily to the acquisition of ALC.

Income from operations

Income from operations increased by $965, or 25%, to $4,878 for the three months ended June 30, 2008 compared to $3,913 for the three months ended June 30, 2007 and by $1,408, or 15%, to $10,841 for the six months ended June 30, 2008 compared to $9,433 for the six months ended June 30, 2007 due primarily to the reasons discussed above.

Interest expense, net

Interest expense, net of interest income, increased by $2,490, or 80%, to $5,612 for the three months ended June 30, 2008, as compared to $3,122 for the three months ended June 30, 2007.  For the six months ended June 30, 2008 interest expense increased by $3,152, or 50%, to $9,410 compared to $6,258 for the six months ended June 30, 2007. This increase is due primarily to the increase in our debt resulting from our April acquisition of ALC.

Gain/Loss related to derivative instruments

We are party to interest rate Swap Agreements that we had accounted for as cash flow hedges. The fair value of these swaps had been included in other comprehensive income in the equity section of the balance sheet. As a result of the reduction in the amount outstanding under our senior credit facilities, certain Swap Agreements no longer qualified for cash flow hedge accounting treatment. The revised accounting treatment resulted in gains of $1,165 and $516 in the income statement for the three months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008, we recorded a loss of $37 compared to a gain of $252 for the six months ended June 30, 2007.

Provision for income taxes

The provision for income taxes decreased by $318, or 59% to $221 for the three months ended June 30, 2008 compared to $539 for the three months ended June 30, 2007. The decrease is the net of a decrease in taxable income and an increase in the effective tax rate. The effective tax rate increased to 51.3% from 41.2% for the three months ended June 30, 2008, compared to the same period in 2007. The provision for income taxes decreased by $983, or 70% to $422 for the six months ended June 30, 2008 compared to $1,405 for the six months ended June 30, 2007. The effective tax rate decreased to 30.3% from 41.0% for the six months ended June 30, 2008, compared to the same period in 2007.  The change is the combination of a decrease in income before taxes, an increase in the effective tax rate, and a reduction in the reserve for uncertain tax positions.  The effective tax rate, without considering the impact of the reduction in the reserve, increased by 4% from 41% to 45% for the six months ended June 30, 2008 compared to the same period in 2007.  The increase in the effective tax rates for the three and six months ended June 30, 2008 compared to the same periods in 2007 is due primarily to an increase in the permanent tax items as a percent of taxable income.  The Company reduced its reserve for uncertain tax positions by $203 in conjunction with the completion of the Internal Revenue Service tax audit of the 2004 tax return.

Net income

As a result of the foregoing, net income decreased by $558, or 73%, to $210 for the three months ended June 30, 2008 as compared to net income of $768 for the same period ending June 30, 2007.  Net income decreased by $1,050, or 52%, to $972 for the six months ended June 30, 2008 as compared to net income of $2,022 for the six months ended June 30, 2007.

Seasonality

We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 15% of our total facilities management revenue. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, our operating and capital expenditures have historically been higher during the third calendar quarter when we install a large amount of equipment while colleges and universities are generally on summer break. Product sales, principally of Intirion® products, to this market are typically higher during the third calendar quarter as compared to the rest of the calendar year, somewhat offsetting the seasonality effect of the laundry facilities management business unit.

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving loan facility described below.  Capital requirements for the year ending December 31, 2008, including contract incentive payments, are currently expected to be between $33,000 and $37,000.  In the six months ended June 30, 2008, spending on capital expenditures and contract incentives totaled $15,540 and $3,070, respectively.  The capital expenditures for 2008 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.  Our recent acquisition of ALC resulted in a significant increase in our long term debt.  However, the acquisition is projected to generate positive cash flow in excess of additional capital requirements and incremental debt service.

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

For the six months ended June 30, 2008, our source of cash was from financing and operating activities.  Our primary uses of cash for the six months ended June 30, 2008 were the acquisition of ALC, the purchase of new laundry machines and the semi-annual interest payment on our senior notes. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, including interest payments on outstanding indebtedness, capital expenditures and other working capital needs.

Concurrent with the ALC acquisition, on April 1, 2008, the Company entered into a new Senior Secured Credit Facility (“2008 Secured Credit Facility”) which retired and replaced the Company’s prior Secured Credit Facility.  The 2008 Secured Credit Facility provides for borrowings up to $170,000, consisting of a $130,000 revolving Line of Credit (“2008 Secured Revolver”) and a $40,000 Senior Secured Term Loan Facility (“2008 Secured Term Loan”).  Both portions of the 2008 Secured Credit Facility mature on April 1, 2013.  The 2008 Secured Credit Facility is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries.  The 2008 Secured Credit Facility is also guaranteed by each of the Company’s subsidiaries.  The 2008 Secured Term Loan requires quarterly payments of $1,000 with a final payment of $21,000 at maturity.

Outstanding indebtedness under the 2008 Secured Credit Facility bears interest, at the Company’s option, at a rate equal to the prime rate plus 1.50%, or LIBOR plus 2.50%.  The applicable prime rate and LIBOR margin may be adjusted quarterly based on certain financial ratios.

The 2008 Secured Credit Facility contains a commitment fee which is calculated as a percentage of the average daily unused portion of the 2008 Secured Credit Facility.  This percentage, currently, 0.50%, may be adjusted quarterly based on the Company’s Funded Debt Ratio.

The 2008 Secured Credit Facility includes certain financial and operational covenants, including but not limited to restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most significant financial ratios that the Company is required to maintain include a Consolidated Total Leverage Ratio of not greater than 4.50 to 1.00 (4.25 to 1.00 as of July 1, 2009 and thereafter), a Consolidated Senior Secured Leverage Ratio of not greater than 2.50 to 1.00, and a Consolidated Cash Flow Coverage Ratio of not less than 1.20 to 1.00.  The Company was in compliance with these and all other financial covenants at June 30, 2008.

As a result of entering into the 2008 Secured Credit Facility, the Company expensed approximately $207 in deferred financing costs in the quarter ended June 30, 2008.

Also on April 1, 2008, the Company entered into a Senior Unsecured Revolving Line of Credit (“2008 Unsecured Revolver”).  The 2008 Unsecured Revolver provides for borrowings up to $15,000 and matures on April 1, 2009.  Outstanding indebtedness under the 2008 Unsecured Revolver bears interest, at the Company’s option, at a rate equal to the prime rate plus 4.00%, or LIBOR plus 5.00% and includes the same financial covenants as the 2008 Secured Credit Facility.  The 2008 Unsecured Revolver is guaranteed by each of the Company’s subsidiaries.  The 2008 Unsecured Credit Facility contains a commitment fee equal to 1% which is calculated as a percentage of the average daily unused portion of the 2008 Unsecured Credit Facility.

As of June 30, 2008, there was $117,540 outstanding under the 2008 Secured Revolver, $39,000 outstanding under the 2008 Secured Term Loan and $1,100 in outstanding letters of credit.  The available balance under the 2008 Secured Revolver was $11,360 at June 30, 2008.  The available balance under the 2008 Unsecured Revolver was $15,000 as there was no balance outstanding at June 30, 2008.  The average interest rate on the borrowings outstanding under the 2008 Secured Credit Facility at December 31, 2007 and June 30, 2008 were 6.20% and 5.83%, respectively, including the applicable spread paid to the banks.

Also on April 1, 2008, the Company issued an unsecured note with the seller of ALC for $10,000.  This note bears interest at 9% and matures on April 1, 2010 with interest payments due quarterly on the first day of July, October, January and April each year until maturity.

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at June 30, 2008.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at June 30, 2008.

Future payments:

As of June 30, 2008, the scheduled future principal payments on the 2008 Secured Credit Facility are as follows:

2008	$2,000
2009	4,000
2010	4,000
2011	4,000
2012	4,000
2013	138,540
$156,540

Operating Activities

For the six months ended June 30, 2008 and 2007, net cash flows provided by operating activities were $24,203 and $17,966, respectively. Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sales, and general, administration, sales and marketing expenses. The change in working capital is primarily due to the timing of purchases of inventory, capital equipment and services, and when such expenditures are due to be paid.  The increase for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is primarily attributable to an increase in depreciation and amortization expense, and deferred income taxes related to our acquisition of ALC.

Investing Activities

For the six months ended June 30, 2008 and 2007, net cash flows used in investing activities were $121,577 and $16,595, respectively.  Of the 2008 total, $106,213 was used for acquisitions, and of the 2007 total, $5,437 was used for acquisitions.  Other capital expenditures for the first six months of 2008 and 2007, primarily laundry equipment for new and renewed lease locations, were $15,540 and $11,344, respectively.

Financing Activities

For the six months ended June 30, 2008 and 2007, net cash flows provided by (used in) financing activities were $99,288 and $(2,587), respectively.  Cash flows used in and provided by financing activities consist primarily of net proceeds from bank borrowings and proceeds from the exercise of options and the issuance of stock through the employee stock purchase program. Cash flows provided by financing activities increased in the first six months of 2008 due to borrowings to fund the ALC acquisition.

We have entered into standard International Swaps and Derivatives Association, or ISDA, interest rate Swap Agreements to manage the interest rate risk associated with our senior credit facilities. For a description of our interest rate Swap Agreements see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of June 30, 2008 is as follows:

Fiscal	Long-term	Interest on	Facilities rent	Capital lease	Operating lease
Year	debt	senior notes	commitments	commitments	commitments	Total
2008 (6 mos.)	$2,000	$5,719	$9,296	$843	$1,436	$19,294
2009	4,000	11,438	16,732	1,497	2,533	36,200
2010	14,000	11,438	14,177	1,207	2,330	43,152
2011	4,000	11,438	9,569	595	1,934	27,536
2012	4,000	11,438	7,516	104	1,581	24,639
Thereafter	288,540	34,314	11,759	—	4,058	338,671
Total	$316,540	$85,785	$69,049	$4,246	$13,872	$489,492

We anticipate that available funds from current operations, existing cash and other sources of liquidity will be sufficient to meet current operating requirements and anticipated capital expenditures. However, we may require external sources of financing for any significant future acquisitions.  Further, our senior credit facilities mature in April 2013.  The repayment of this facility may require external financing.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at June 30, 2008.

(in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Variable rate	$2,000	$4,000	$4,000	$4,000	$4,000	$138,540	$156,540
Average interest rate	6.20%	6.20%	6.20%	6.20%	6.20%	6.20%	6.20%
Fixed rate	$—	$—	$10,000	$—	$—	$—	$10,000
Average interest rate			9.00%				9.00%

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

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a gain of $516 and $1,165 for the three months ended June 30, 2007 and 2008, respectively, and a gain of $252 and a loss of $37 for the six months ended June 30, 2007 and 2008.

On March 26, 2008, the Company terminated two of its Swap Agreements at a loss of $26.  The proceeds received from this termination amounted to $154.

The table below outlines the details of each remaining Swap Agreement:

			Notional
	Original		Amount
Date of	Notional	Fixed/	June 30,	Expiration	Fixed
Origin	Amount	Amortizing	2008	Date	Rate

May 8, 2008	$45,000	Amortizing	$45,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$39,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	$12,000	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%

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

The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At June 30, 2008, the fair value of the Swap Agreements was a liability of $167.  This amount has been included in other liabilities on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2008 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the second quarter ending June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.                    Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting of stockholders on May 22, 2008.

(b) The following directors were elected:

Thomas E. Bullock

William F. Meagher, Jr.

The following directors continued in office after the annual stockholders meeting:

David W. Bryan

Edward F. McCauley

Mary Ann Tocio

Stewart G. MacDonald, Jr.

Christopher T. Jenny

(c) There were two matters voted upon at the annual meeting.  One was the election of two directors to hold office until the annual meeting of stockholders to be held in 2011 and until their respective successors are duly elected and qualified. The results of the vote were as follows:

Director	For	Withheld

Thomas E. Bullock	11,527,662	1,317,881

William F. Meagher, Jr.	11,527,662	1,317,881

The second matter voted was the Proposal to Amend and Restate the 2001 Employee Stock Purchase Plan as described in the Proxy Statement.  The results of the vote were as follows:

For: 11,577,311	Against: 586,265	Abstain: 4120	Broker Non-Vote: 677,847

Item 6.    Exhibits

Exhibit No.	Description
10.1(1)

Partnership Interest Purchase Agreement, dated as of April 1, 2008, among Automatic Laundry Company, Ltd., the partners listed on the signature pages thereto, Mac-Gray Newco, LLC, and Mac-Gray Services, Inc. (10.1)

10.2(1)	Promissory Note, dated April 1, 2008, issued by Mac-Gray Services, Inc. to Paceco Investors, L.P. in the principal amount of $10,000,000 (10.2)
10.3(1)

Senior Secured Credit Agreement, dates as of April 1, 2008, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sale Lead Arranger and Sole Book Manager (10.3)

10.4(1)	Form of Revolving Note pursuant to the Senior Secured Credit Agreement in favor of the Secured Revolving Lenders, in an aggregate total amount of up to $130,000,000 (10.4)
10.5(1)	Form of Swingline Note pursuant to the Senior Secured Credit Agreement in favor of the Swingline Lenders, in an aggregate total amount of up to $10,000,000 (10.5)
10.6(1)	Form of Term Loan Note pursuant to the Senior Secured Credit Agreement in favor of the Secured Term Lenders, in an aggregate total amount of $40,000,000 (10.6)
10.7(1)

Guarantee and Collateral Agreement, dated as of April 1, 2008, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation, the Subsidiaries of the Borrowers identified therein, and Bank of America, N.A., as Administrative Agent (10.7)

10.8(1)

Senior Unsecured Credit Agreement, dated as of April 1, 2008, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sale Lead Arranger and Sole Book Manager (10.8)

10.9(1)

Guarantee Agreement, dated as of April 1, 2008, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation, the Subsidiaries of the Borrowers identified therein, and Bank of America, N.A., as Administrative Agent (10.9)

10.10(1)	Form of Revolving Note pursuant to the Senior Unsecured Credit Agreement in favor of the Unsecured Lenders, in an aggregate total amount of up to $15,000,000 (10.10)
10.11*(2)	Mac-Gray Corporation Amended and Restated 2001 Employee Stock Purchase Plan (99.1)
10.12*(3)	Mac-Gray Corporation Director Stock Ownership Guidelines, effective as of July 1, 2008. (10.1)
10.13*	Mac-Gray Corporation 2008 Director Compensation Arrangements.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

* Management compensatory plan or arrangement

(1) Incorporated by reference to the relevant exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008.  The number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

(2) Incorporated by reference to the relevant exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2008.  The number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

(3) Incorporated by reference to the relevant exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2008.  The number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

(4) Filed herewith.

(5) Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
August 8, 2008	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)