Form 10-Q
period 2008-09-30
MAC-GRAY CORP
filed 2008-11-07
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 7, 2008, 13,378,068 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.                                   Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	September 30,
	2007	2008

Assets
Current assets:
Cash and cash equivalents	$13,325	$15,520
Trade receivables, net of allowance for doubtful accounts	10,106	14,545
Inventory of finished goods, net	7,400	7,831
Deferred income taxes	943	943
Prepaid facilities management rent and other current assets	15,160	14,824
Total current assets	46,934	53,663
Property, plant and equipment, net	126,321	149,792
Goodwill	42,229	59,448
Intangible assets, net	153,341	225,530
Prepaid facilities management rent and other assets	14,712	15,506
Total assets	$383,537	$503,939

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,352	$5,525
Trade accounts payable	11,595	9,824
Accrued facilities management rent	18,309	21,436
Accrued expenses	12,350	13,118
Deferred revenues and deposits	777	789
Total current liabilities	44,383	50,692
Long-term debt and capital lease obligations	207,169	309,668
Other liabilities	3,234	3,847
Deferred income taxes	30,907	37,817
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 13,276,864 outstanding at December 31, 2007, and 13,443,754 issued and 13,378,068 outstanding at September 30, 2008)	134	134
Additional paid in capital	72,586	74,318
Accumulated other comprehensive income	45	136
Retained earnings	26,812	28,009
	99,577	102,597
Less: common stock in treasury, at cost (166,890 shares at December 31, 2007 and 65,686 shares at September 30, 2008)	(1,733)	(682)
Total stockholders’ equity	97,844	101,915
Total liabilities and stockholders’ equity	$383,537	$503,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008

Revenue:
Facilities management revenue	$59,837	$78,508	$176,059	$224,392
Product sales	16,688	19,533	41,155	44,191
Total revenue	76,525	98,041	217,214	268,583

Cost of revenue:
Cost of facilities management revenue	41,136	53,418	118,153	151,852
Depreciation and amortization	9,405	12,768	27,506	34,854
Cost of product sales	13,189	15,379	31,427	34,591
Total cost of revenue	63,730	81,565	177,086	221,297

Gross margin	12,795	16,476	40,128	47,286

General and administration expenses	4,232	4,731	13,274	14,639
Sales and marketing expenses	3,764	4,648	11,961	13,710
Depreciation and amortization	412	443	1,197	1,284
(Gain) loss on sale or disposal of assets, net	(120)	8	(244)	(41)
Loss on early extinguishment of debt	—	—	—	207
Total operating expenses	8,288	9,830	26,188	29,799

Income from operations	4,507	6,646	13,940	17,487

Interest expense, net	3,586	5,654	9,844	15,064
Loss related to derivative instruments	986	122	734	159
Income (loss) before provision for income taxes	(65)	870	3,362	2,264

Provision (benefit) for income taxes	(190)	217	1,215	639

Net income	$125	$653	$2,147	$1,625

Net income per common share - basic	$0.01	$0.05	$0.16	$0.12
Net income per common share – diluted	$0.01	$0.05	$0.16	$0.12
Weighted average common shares outstanding - basic	13,245	13,366	13,188	13,335
Weighted average common shares outstanding – diluted	13,670	13,729	13,629	13,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other			Treasury Stock
	Number		Paid In	Comprehensive	Comprehensive	Retained	Number
	of shares	Value	Capital	Income	Income	Earnings	of shares	Cost	Total

Balance, December 31, 2007	13,443,754	$134	$72,586	$45		$26,812	166,890	$(1,733)	$97,844
Net income	—	—	—	—	$1,625	1,625	—	—	$1,625
Other comprehensive income:
Unrealized gain on derivative instrument, net of tax of $57 (Note 4)	—	—	—	91	91	—	—	—	$91
Comprehensive income	—	—	—	—	$1,716	—	—	—	—
Options exercised	—	—	—			(69)	(26,333)	273	$204
Stock issuance - Employee Stock Purchase Plan						(34)	(36,545)	380	$346
Stock compensation expense	—	—	1,723	—		—	—	—	$1,723
Windfall tax expense	—	—	3	—		—	—	—	$3
Stock grants	—	—	6			(325)	(38,326)	398	$79
Balance, September 30, 2008	13,443,754	$134	$74,318	$136		$28,009	65,686	$(682)	$101,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2007	2008
Cash flows from operating activities:
Net income	$2,147	$1,625
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	28,703	36,138
Increase in allowance for doubtful accounts and lease reserves	70	105
Gain on sale of assets	(244)	(41)
Stock grants	(20)	79
Loss related to derivative instruments	734	159
Loss on early extinguishment of the debt	—	207
Deferred income taxes	892	6,910
Non cash stock compensation	1,318	1,723
Increase in accounts receivable	(1,706)	(4,540)
Decrease in inventory	1,212	925
Increase in prepaid facilities management rent and other assets	(3,361)	(2,710)
Decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	(1,453)	(3,844)
Increase in deferred revenues and customer deposits	217	12
Net cash flows provided by operating activities	28,509	36,748

Cash flows from investing activities:
Capital expenditures	(22,031)	(22,611)
Payments for acquisitions	(48,579)	(106,213)
Proceeds from sale of assets	353	394
Net cash flows used in investing activities	(70,257)	(128,430)

Cash flows from financing activities:
Payments on capital lease obligations	(1,165)	(1,536)
Borrowings on 2005 revolving credit facility	60,000	8,000
Payments on 2005 revolving credit facility	(18,000)	(63,000)
Borrowings on 2008 revolving credit facility	—	135,971
Payments on 2008 revolving credit facility	—	(22,431)
Borrowings on 2008 term loan	—	40,000
Payments on 2008 term loan	—	(2,000)
Debt acquisition costs	—	(1,680)
Windfall tax benefit	301	3
Proceeds from exercise of stock options	765	204
Proceeds from issuance of common stock	492	346
Net cash flows provided by financing activities	42,393	93,877

Increase in cash and cash equivalents	645	2,195
Cash and cash equivalents, beginning of period	11,994	13,325
Cash and cash equivalents, end of period	$12,639	$15,520

Supplemental disclosure of non-cash investing and financing activities: During the nine months ended September 30, 2007 and 2008, the Company acquired various vehicles under capital lease agreements totaling $1,922 and $1,668, respectively.

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

The Company generates the majority of its revenue from card and coin-operated laundry equipment located in 43 states throughout the United States, as well as the District of Columbia.  The Company’s principal customer base is the multi-unit housing market, which consists of apartments, condominium units, colleges and universities, military bases, hotels and motels. The Company also sells the MicroFridge® branded product lines, kitchen appliances and sells, services and leases commercial laundry equipment to commercial laundromats and institutions. The majority of the Company’s purchases of laundry equipment are from one supplier.

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

The total purchase price for this acquisition was allocated as follows:

Amount
Contract rights	$79,800
Equipment	24,313
Goodwill	17,424
Inventory	1,356
Incentive payments	173
Accrued expenses	(699)
122,367
Deferred tax liability	(6,154)
Total Purchase Price	$116,213

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008

Net revenue	$92,993	$98,041	$266,619	$285,438
Net income (loss)	(832)	653	(725)	1,357
Net income (loss) per share:
Basic	$(0.06)	$0.05	$(0.05)	$0.10
Diluted	$(0.06)	$0.05	$(0.05)	$0.10

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

The 2008 Secured Credit Facility includes certain financial and operational covenants, including but not limited to restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most significant financial ratios that the Company is required to maintain include a Consolidated Total Leverage Ratio of not greater than 4.50 to 1.00 (4.25 to 1.00 as of July 1, 2009 and thereafter), a Consolidated Senior Secured Leverage Ratio of not greater than 2.50 to 1.00, and a Consolidated Cash Flow Coverage Ratio of not less than 1.20 to 1.00.  The Company was in compliance with these and all other financial covenants at September 30, 2008.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

3.  Long-Term Debt (continued)

As a result of entering into the 2008 Secured Credit Facility and retiring the prior Credit Facility, the Company expensed approximately $207 in deferred financing costs during the second quarter of 2008.

On April 1, 2008, the Company also entered into a Senior Unsecured Revolving Line of Credit (“2008 Unsecured Revolver”).    The 2008 Unsecured Revolver provides for borrowings up to $15,000 and matures on April 1, 2009.  Outstanding indebtedness under the 2008 Unsecured Revolver bears interest, at the Company’s option, at a rate equal to the prime rate plus 4.00%, or LIBOR plus 5.00% and includes the same financial covenants as the 2008 Secured Credit Facility.  The 2008 Unsecured Revolver is guaranteed by each of the Company’s subsidiaries.  The 2008 Unsecured Credit Facility contains a commitment fee equal to 1% which is calculated as a percentage of the average daily unused portion of the 2008 Unsecured Credit Facility.

As of September 30, 2008, there was $113,540 outstanding under the 2008 Secured Revolver, $38,000 outstanding under the 2008 Secured Term Loan and $1,200 in outstanding letters of credit.  The available balance under the 2008 Secured Revolver was $15,260 at September 30, 2008.  The available balance under the 2008 Unsecured Revolver was $15,000 as there was no balance outstanding at September 30, 2008.  The average interest rate on the borrowings outstanding under the 2008 Secured Credit Facility at December 31, 2007 and September 30, 2008 was 6.20% and 6.14%, respectively, including the applicable spread paid to the banks as noted above.

On April 1, 2008, the Company also issued an unsecured note with the seller of ALC for $10,000.  This note bears interest at 9% and matures on April 1, 2010 with interest payments due quarterly on the first day of July, October, January and April each year until maturity.

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at September 30, 2008.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

3.  Long-Term Debt (continued)

judgments, claims or liabilities against us. There were no events of default under the senior notes at September 30, 2008.

Capital lease obligations on the Company’s fleet of vehicles totaled $3,521 and $3,653 at December 31, 2007 and September 30, 2008, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2008 (three months)	$1,395
2009	5,444
2010	15,158
2011	4,552
2012	4,104
Thereafter	284,540
Total	$315,193

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

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurments
	Balance at September 30, 2008	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (part of other liabilities)	$830	—	$830	—

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

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a loss of $986 and $122 for the three months ended September 30, 2007 and 2008, respectively, and a loss of $734 and $159 for the nine months ended September 30, 2007 and 2008, respectively.

On March 26, 2008, the Company terminated two of its Swap Agreements at a loss of $26.  The proceeds received from this termination amounted to $154.

The table below outlines the details of each remaining Swap Agreement:

			Notional
	Original		Amount
Date of	Notional	Fixed/	September 30,	Expiration	Fixed
Origin	Amount	Amortizing	2008	Date	Rate

May 8, 2008	$45,000	Amortizing	$45,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$38,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	$12,000	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%

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

The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2007 and September 30, 2008, the fair value of the Swap Agreements was a liability of $665 and $830, respectively. These amounts have been included in other liabilities on the condensed consolidated balance sheets.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Fair Value Measurements (continued)

The activity included in other comprehensive income is as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2008	2007	2008

Unrealized gain (loss) on derivative instruments	$(84)	$(541)	$(203)	$148
Income tax (benefit) expense	(32)	(209)	(80)	57
Total other comprehensive income (loss)	$(52)	$(332)	$(123)	$91

5.  Goodwill and Other Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2007
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$42,006		$42,006
Product Sales	223		223
	$42,229		$42,229
Intangible assets:
Facilities Management:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,901	140
Contract rights	158,448	25,555	132,893
Product Sales:
Customer lists	1,451	927	524
Distribution rights	1,623	134	1,489
Deferred financing costs	6,016	1,771	4,245
	$185,629	$32,288	$153,341

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

5.  Goodwill and Other Intangible Assets (continued)

	As of September 30, 2008
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$59,225		$59,225
Product Sales	223		$223
	$59,448		$59,448
Intangible assets:
Facilities Management:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,928	113
Contract rights	238,157	33,706	204,451
Product Sales:
Customer lists	1,451	1,000	451
Distribution rights	1,623	256	1,367
Deferred financing costs	6,798	1,700	5,098
	$266,120	$40,590	$225,530

Estimated future amortization expense of intangible assets consists of the following:

2008 (three months)	$3,316
2009	13,236
2010	13,215
2011	12,810
2012	12,537
Thereafter	155,053
$210,167

Amortization expense of intangible assets for the nine months ended September 30, 2007 and 2008 was $5,945 and $8,994, respectively.

6.  Income Taxes

The Company and its subsidiary are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  The Company has concluded all U. S. federal income tax matters for years through 2005.  As a result of the Internal Revenue Service completing its audits, the Company reduced its reserve for uncertain tax positions and, correspondingly, its income tax expense for the nine months ended September 30, 2008 by $204.

The effective tax rate in 2008 was favorably impacted by the enactment of an amendment to Massachusetts tax laws which will decrease payment on timing items that become taxable after January 1, 2009.  Accordingly, the Company reduced its provision for income taxes by $161 during the quarter ended September 30, 2008.

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

8.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three months ended		Nne months ended
	September 30,		September 30,
	2007	2008	2007	2008

Net income	$125	$653	$2,147	$1,625

Weighted average number of common shares outstanding - basic	13,245	13,366	13,188	13,335
Effect of dilutive securites:
Stock options	425	363	441	355
Weighted average number of common shares outstanding - diluted	13,670	13,729	13,629	13,690

Net income per share - basic	$0.01	$0.05	$0.16	$0.12
Net income per share - diluted	$0.01	$0.05	$0.16	$0.12

There were 557 and 923 shares under option plans that were excluded from the computation of diluted earnings per share at September 30, 2007 and 2008, respectively, due to their anti-dilutive effects.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

9.  Segment Information (continued)

The tables below present information about the operations of the reportable segments of Mac-Gray for the three and nine months ended September 30, 2007 and 2008. The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2008	2007	2008

Revenue:
Facilities management	$59,837	$78,508	$176,059	$224,392
Product sales	16,688	19,533	41,155	44,191
Total	76,525	98,041	217,214	268,583
Gross margin:
Facilities management	9,398	12,410	30,727	37,942
Product sales	3,397	4,066	9,401	9,344
Total	12,795	16,476	40,128	47,286
Selling, general, administration, depreciation and amortization expenses	8,408	9,822	26,432	29,633
(Gain) loss on sale of assets	(120)	8	(244)	(41)
Loss on early extinguishment of debt	—		—	207
Interest expense, net	3,586	5,654	9,844	15,064
Loss related to derivative instruments	986	122	734	159
Income (loss) before provision for income taxes	$(65)	$870	$3,362	$2,264

	December 31, 2007	September 30, 2008
Assets:
Facilities management	$332,810	$451,796
Product sales	28,105	30,565
Total for reportable segments	360,915	482,361
Corporate (1)	21,679	20,635
Deferred income taxes	943	943
Total	$383,537	$503,939

(1)          Principally cash and cash equivalents, prepaid expenses and property, plant and equipment not included elsewhere.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

10.  Stock Compensation

For the three months ended September 30, 2008, the Company incurred stock compensation expense of $476. The stock compensation expense for the nine months ended September 30, 2008 was $1,907. The allocation of stock compensation expense is consistent with the allocation of the participants’ salary and other compensation expenses.

At September 30, 2008, options for 557 shares and 168 restricted shares have been granted but have not yet vested. Compensation expense related to unvested options and restricted shares will be recognized in the following years:

2008 (three months)	$451
2009	1,400
2010	744
2011	204
$2,799

11.  Product Warranties

The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs. Actual costs have not exceeded the Company’s estimates.

The activity for the nine months ended September 30, 2008 is as follows:

Accrued
Warranty

Balance, December 31, 2007	$358
Accruals for warranties issued	388
Settlements made (in cash or in kind)	(356)
Balance, September 30, 2008	$390

12.  New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The FASB does not believe this Statement will result in a change in current practice. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Fairly in Conformity With Generally Accepted Accounting Principles.”

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

12.  New Accounting Pronouncements (continued)

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends FAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the standard will also apply to all other fair value measurements. See Footnote 3, “Fair Value Measurements,” for additional information.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

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

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base, and predictable capital needs.  For the three and nine months ended September 30, 2008, our total revenue was $98.0 million and $268.6 million, respectively.  Approximately 80% and 84% of our total revenue for these same three and nine month periods was generated by our facilities management segment.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of September 30, 2008, approximately 90% of our installed machine base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases.  Accordingly, our capital needs are predictable and largely within our control.  For the three and nine months ended September 30, 2008, we incurred approximately $7.1 million and $22.6 million of capital expenditures, respectively.  In addition, we made incentive payments of approximately $764 thousand and $3.8 million in the three and nine months ended September 30, 2008, respectively, to property owners and property management companies in connection with securing our lease arrangements.

In addition, through our product sales segment, we generate revenue by selling commercial laundry equipment, our line of combination refrigerator/freezer/microwave oven units under the MicroFridge®  and SnackMateTM brands, and the full lines of Maytag®, Whirlpool®, Amana®, Magic Chef® , KitchenAid®, and Estate®  domestic laundry and kitchen appliances under our Maytag DirectTM program.  For the three and nine months ended September 30, 2008, our product sales segment generated approximately 20% and 16% of our total revenue and 25% and 20% of our gross margin, respectively.

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

Results of Operations (Dollars in thousands)

Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007.

The information presented below for the three and nine months ended September 30, 2007 and 2008 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended September 30,				For the nine months ended September 30,
			Increase	%			Increase	%
	2007	2008	(Decrease)	Change	2007	2008	(Decrease)	Change
Laundry facilities management	$59,554	$78,279	$18,725	31%	$174,680	$223,520	$48,840	28%
Reprographics revenue	283	229	(54)	-19%	1,379	872	(507)	-37%
Total facilities management revenue	59,837	78,508	18,671	31%	176,059	224,392	48,333	27%
Intirion sales revenue	11,038	12,639	1,601	15%	26,052	28,318	2,266	9%
Laundry equipment sales revenue	5,650	6,894	1,244	22%	15,103	15,873	770	5%
Total product sales revenue	16,688	19,533	2,845	17%	41,155	44,191	3,036	7%
Total revenue	$76,525	$98,041	$21,516	28%	$217,214	$268,583	$51,369	24%

Revenue

Total revenue increased by $21,516 to $98,041 for the three months ended September 30, 2008 compared to $76,525 for the three months ended September 30, 2007. Total revenue increased by $51,369 to $268,583 for the nine months ended September 30, 2008 compared to $217,214 for the nine months ended September 30, 2007.

Facilities management revenue.  Total facilities management revenue increased by $18,671, or 31%, to $78,508 for the three months ended September 30, 2008 compared to $59,837 for the three months ended September 30, 2007. The increase in revenue for the three months ended September 30, 2008 compared to the same period in 2007 is attributable to an increase in laundry facilities management revenue offset slightly by a decrease in reprographics revenue.  The increase in revenue for the three months ended September 30, 2008 compared to the same period in 2007 is attributable to the revenue associated with the laundry facilities management businesses acquired from Hof Service Company, Inc. (“Hof”) on August 8, 2007 and ALC on April 1, 2008, which accounted for $3,306 and $15,731, respectively, of the total increase. Total facilities management revenue increased by $48,333, or 27%, to $224,392 for the nine months ended September 30, 2008 compared to $176,059 for the nine months ended September 30, 2007. The increase in revenue for the nine months ended September 30, 2008 compared to the same period in 2007 is primarily attributable to the revenue associated with the laundry facilities management businesses acquired from Hof and ALC, which accounted for $15,610 and $31,773, respectively, or 98% of the total increase.  This increase was reduced slightly by a decrease in reprographics revenue.

Within the facilities management segment, revenue in the laundry facilities management business unit increased by $18,725, or 31%, to $78,279 for the three months ended September 30, 2008 compared to $59,554 for the three months ended September 30, 2007.  Revenue in the laundry facilities management business unit increased by $48,840, or 28%, to $223,520 for the nine months ended September 30, 2008 compared to $174,680 for the nine months ended September 30, 2007. The increase in laundry facilities management revenue for the three and nine months ended September 30, 2008 compared to the same periods in 2007 is attributable to the revenue associated with the laundry facilities management businesses acquired from Hof and ALC, and, to a lesser extent, to the placement of additional laundry equipment in the field as well as selected vend price increases.  The increases were offset by reduced usage of the Company’s equipment in apartment building laundry rooms as a result of high apartment vacancy rates in certain markets, particularly in the Southeast and the Southwest.

Revenue in the reprographics business unit decreased by $54, or 19%, to $229 for the three months ended September 30, 2008 compared to $283 for the three months ended September 30, 2007.  Revenue in the reprographics business unit decreased by $507, or 37%, to $872 for the nine months ended September 30, 2008 compared to $1,379 for the nine months ended September 30, 2007.  In the three and nine months ended

September 30, 2008, the reprographics business unit accounted for less than 1% of consolidated revenue.  Revenue from this business unit is expected to continue to decline.

Product sales revenue.  Revenue from our product sales segment increased by $2,845, or 17%, to $19,533 for the three months ended September 30, 2008 compared to $16,688 for the three months ended September 30, 2007.  Revenue from our product sales segment increased by $3,036, or 7%, to $44,191 for the nine months ended September 30, 2008 compared to $41,155 for the nine months ended September 30, 2007.  The increase in revenue for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 is attributable to an increase in sales in both the Intirion business unit and in the laundry equipment sales business unit.

Revenue in the Intirion business unit increased by $1,601, or 15%, to $12,639 for the three months ended September 30, 2008 compared to $11,038 for the three months ended September 30, 2007.  Revenue in this business unit increased by $2,266, or 9%, to $28,318 for the nine months ended September 30, 2008 compared to $26,052 for the nine months ended September 30, 2007.  The increase in revenue for the three and nine months ended September 30, 2008 compared to the same period in 2007 is primarily attributable to an increase in sales to the academic and government markets partially offset by a decline in sales to the hospitality and property management markets.  Our sales to the government will continue to fluctuate based on shifting budget priorities as well as the timing of the release of funds for military housing initiatives. Sales to the academic market have increased in 2008 compared to 2007, but we expect sales into that market will be impacted by the availability of financing for capital projects.  Sales to the hospitality market declined for the three and nine months ended September 30, 2008 compared to the same periods in 2007.  Capital spending in the hospitality sector began to level off in the latter part of 2007 and has continued that trend in 2008.

Revenue in the laundry equipment sales business unit increased by $1,244, or 22%, to $6,894 for the three months ended September 30, 2008 compared to $5,650 for the three months ended September 30, 2007. Revenue in the laundry equipment sales business unit increased by $770, or 5%, to $15,873 for the nine months ended September 30, 2008 compared to $15,103 for the nine months ended September 30, 2007. Sales in the laundry equipment sales business unit are sensitive to the strength of the economy, local economic factors, local permitting and the availability of financing to small businesses, and therefore have the potential to fluctuate significantly from quarter to quarter.

Cost of revenue

Cost of facilities management revenue.  Cost of facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue increased by $12,282, or 30%, to $53,418 for the three months ended September 30, 2008 as compared to $41,136 for the three months ended September 30, 2007. Cost of facilities management revenue increased by $33,699, or 29%, to $151,852 for the nine months ended September 30, 2008 as compared to $118,153 for the nine months ended September 30, 2007. The increase is due, in part, to the increased revenue attributable to the Hof and ALC acquisitions.  As a percentage of facilities management revenue, cost of facilities management revenue was 68 % and 69%, respectively, for the three months ended September 30, 2008 and 2007 and 68% and 67%, respectively, for the nine months ended September 30, 2008 and 2007.  Facilities management rent as a percentage of facilities management revenue remained constant at 49% for the three and nine months ended September 30, 2008 and 2007.  Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the laundry lease.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations increased by $3,363, or 36%, to $12,768 for the three months ended September 30, 2008 as compared to $9,405 for the three months ended September 30, 2007. Depreciation and amortization related to operations increased by $7,348, or 27%, to $34,854 for the nine months ended September 30, 2008 as compared to $27,506 for the nine months ended September 30, 2007. The increase in depreciation and amortization for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 is primarily attributable to the additional depreciation and amortization associated with the contract rights and equipment we acquired as part of our acquisitions of Hof and ALC.  Also contributing to the increased depreciation expense was new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts were renegotiated.

Cost of product sales.  Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® equipment and parts sold, as well as salaries, warehousing expenses and distribution expenses, including fuel, as part of the product sales segment.  Cost of product sales increased by $2,190, or 17%, to $15,379 for the three months ended September 30, 2008 as compared to $13,189 for the three months ended September 30, 2007 and by $3,164, or 10%, to $34,591 for the nine months ended September 30, 2008 as compared to $31,427 for the nine months ended September 30, 2007.  As a percentage of sales, cost of product sales was 79% for the three months ended September 30, 2008, and 2007 and 78% for the nine months ended September 30, 2008, as compared to 76% for the nine months ended September 30, 2007. The gross margin in the Intirion® business unit increased to 21% for the three months ended September 30, 2008 as compared to 20% for the same period in 2007 and remained constant at 22% for the nine months ended September 30, 2008 and 2007.  The gross margin in the Intirion® business unit is impacted by the mix of products and markets into which they sell.  Typically direct sales such as sales to the government achieve a higher margin than sales into distribution channels.  The gross margin in the laundry equipment sales business unit decreased to 21% for the three-month period ended September 30, 2008 as compared to 22% for the same period in 2007 and to 20% for the nine month period ended September 30, 2008 as compared to 25% for the same period in 2007. The decrease in the margin is primarily attributable to competitive price pressures, price increases by manufacturers, a change in the mix of products sold and an increase in fuel and related operating expenses.

Operating expenses

General, administration, sales and marketing, and related depreciation and amortization expense.  General, administration, sales and marketing, and related depreciation and amortization expense increased by $1,414, or 17%, to $9,822 for the three months ended September 30, 2008 as compared to $8,408 for the three months ended September 30, 2007.  General, administration, sales and marketing, and related depreciation and amortization expense increased by $3,201, or 12%, to $29,633 for the nine months ended September 30, 2008 as compared to $26,432 for the nine months ended September 30, 2007.  As a percentage of total revenue, general, administration, sales and marketing and related depreciation expenses were 10% and 11% for the three months ended September 30, 2008 and 2007, respectively, and 11% and 12% for the nine months ended September 30, 2008 and 2007, respectively.  The increase in expenses in the three and nine months ended September 30, 2008 compared to the same periods in 2007 is due primarily to the acquisition of ALC.

Income from operations

Income from operations increased by $2,139, or 47%, to $6,646 for the three months ended September 30, 2008 compared to $4,507 for the three months ended September 30, 2007 and by $3,547, or 25%, to $17,487 for the nine months ended September 30, 2008 compared to $13,940 for the nine months ended September 30, 2007 due primarily to the reasons discussed above.

Interest expense, net

Interest expense, net of interest income, increased by $2,068, or 58%, to $5,654 for the three months ended September 30, 2008, as compared to $3,586 for the three months ended September 30, 2007.  For the nine months ended September 30, 2008 interest expense increased by $5,220, or 53%, to $15,064 compared to $9,844 for the nine months ended September 30, 2007. This increase is due primarily to the increase in our debt resulting from our April acquisition of ALC.

Gain/Loss related to derivative instruments

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that does not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a loss of $122 and $986 for the three months ended September 30, 2008 and 2007, respectively, and a loss of $159 and $734 for the nine months ended September 30, 2008 and 2007, respectively.

Provision for income taxes

The provision for income taxes increased by $407, or 214% to $217 for the three months ended September 30, 2008 compared to a benefit of $190 for the three months ended September 30, 2007. The increase is the result of positive income before the provision for income taxes for the three months ended September 30, 2008 compared to a loss before the provision of income taxes in the same period in 2007.  The provision for income taxes decreased by $576, or 47% to $639 for the nine months ended September 30, 2008 compared to $1,215 for the nine months ended September 30, 2007. The effective tax rate decreased to 28.2% from 36.1% for the nine months ended September 30, 2008, compared to the same period in 2007.  The change is the result of a decrease in income before taxes, a reduction in the reserve for uncertain tax positions and the impact of an amendment to Massachusetts tax laws which will decrease payment on timing items which become taxable after January 1, 2009.  The effective tax rate, without considering the impact of the reductions in the reserve in 2007 and 2008 and the impact of the change in Massachusetts tax laws in 2008, increased from 41% to 44% for the nine months ended September 30, 2008 compared to the same period in 2007.  The increase in the effective tax rate for the nine months ended September 30, 2008 compared to the same periods in 2007 is due primarily to an increase in the permanent tax items as a percent of taxable income.  The Company reduced its reserve for uncertain tax positions by $204 in conjunction with the completion of the Internal Revenue Service tax audits through 2005. The Company reduced its provision for income taxes by $161 in conjunction with the amendment to Massachusetts tax laws.

Net income

As a result of the foregoing, net income increased by $528, or 422%, to $653 for the three months ended September 30, 2008 compared to net income of $125 for the same period ending September 30, 2007.  Net income decreased by $522, or 24%, to $1,625 for the nine months ended September 30, 2008 as compared to net income of $2,147 for the nine months ended September 30, 2007.

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

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving loan facility described below.  Capital requirements for the year ending December 31, 2008, including contract incentive payments, are currently expected to be between $33,000 and $35,000.  In the nine months ended September 30, 2008, spending on capital expenditures and contract incentives totaled $22,611 and $3,834, respectively.  The capital expenditures for 2008 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.  Our recent acquisition of ALC resulted in a significant increase in our long term debt.  However, we expect the acquisition to generate positive cash flow in excess of additional capital requirements and incremental debt service.

From time to time, we consider potential acquisitions. We believe that any future acquisitions of significant size would likely require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for other material transactions on terms that we believed to be reasonable. However, it is possible that we may not be able to obtain acquisition financing on favorable terms, or at all, in the future. Our current long-term liquidity needs are principally the repayment of the outstanding principal amounts of our long-term indebtedness, including borrowings under our senior credit facility and our senior notes. We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow were insufficient, then we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. We cannot make any assurances that such refinancings or amendments, if necessary, would be available on reasonable terms, if at all. For the nine months ended September 30, 2008, our source of cash was from financing and operating activities.  Our primary uses of cash for the nine months ended September 30, 2008 were the acquisition of ALC, the purchase of new laundry machines and the semi-annual interest payment on our senior notes. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, including interest payments on outstanding indebtedness, capital expenditures and other working capital needs.

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

The 2008 Secured Credit Facility includes certain financial and operational covenants, including but not limited to restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most significant financial ratios that the Company is required to maintain include a Consolidated Total Leverage Ratio of not greater than 4.50 to 1.00 (4.25 to 1.00 as of July 1, 2009 and thereafter), a Consolidated Senior Secured Leverage Ratio of not greater than 2.50 to 1.00, and a Consolidated Cash Flow Coverage Ratio of not less than 1.20 to 1.00.  The Company was in compliance with these and all other financial covenants at September 30, 2008.

As a result of entering into the 2008 Secured Credit Facility and retiring the prior Credit Facility, the Company expensed approximately $207 in deferred financing costs in the quarter ended September 30, 2008.

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

As of September 30, 2008, there was $113,540 outstanding under the 2008 Secured Revolver, $38,000 outstanding under the 2008 Secured Term Loan and $1,200 in outstanding letters of credit.  The available balance under the 2008 Secured Revolver was $15,260 at September 30, 2008.  The available balance under the 2008 Unsecured Revolver was $15,000 as there was no balance outstanding at September 30, 2008.  The average interest rate on the borrowings outstanding under the 2008 Secured Credit Facility at December 31, 2007 and September 30, 2008 were 6.20% and 6.14%, respectively, including the applicable spread paid to the banks.

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at September 30, 2008.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at September 30, 2008.

Future payments:

As of September 30, 2008, the scheduled future principal payments on the 2008 Secured Credit Facility are as follows:

2008	$1,000
2009	4,000
2010	4,000
2011	4,000
2012	4,000
2013	134,540
$151,540

Operating Activities

For the nine months ended September 30, 2008 and 2007, net cash flows provided by operating activities were $36,748 and $28,509, respectively. Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sales, and general, administration, sales and marketing expenses. The change in working capital is primarily due to the timing of purchases of inventory, capital equipment and services, and when such expenditures are due to be paid.  The increase for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is primarily attributable to an increase in depreciation and amortization expense, and deferred income taxes related to our acquisition of ALC, partially offset by timing increases in working capital.

Investing Activities

For the nine months ended September 30, 2008 and 2007, net cash flows used in investing activities were $128,430 and $70,257, respectively.  Of the 2008 total, $106,213 was used for acquisitions, and of the 2007 total, $48,579 was used for acquisitions.  Other capital expenditures for the first nine months of 2008 and 2007, primarily laundry equipment for new and renewed lease locations, were $22,611 and $22,031, respectively.

Financing Activities

For the nine months ended September 30, 2008 and 2007, net cash flows provided by financing activities were $93,877 and $42,393, respectively.  Cash flows provided by financing activities consist primarily of net proceeds from bank borrowings and proceeds from the exercise of options and the issuance of stock through the employee stock purchase program. Cash flows provided by financing activities increased in the first nine months of 2008 due to borrowings to fund the ALC acquisition.

We have entered into standard International Swaps and Derivatives Association, or ISDA, interest rate Swap Agreements to manage the interest rate risk associated with our senior credit facilities. For a description of our interest rate Swap Agreements see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of September 30, 2008 is as follows:

Fiscal	Long-term	Interest on	Facilites rent	Capital lease	Operating lease
Year	debt	senior notes	commitments	commitments	commitments	Total
2008 (3 mos.)	$1,000	$2,860	$4,737	$395	$773	$9,765
2009	4,000	11,438	17,279	1,444	2,786	$36,947
2010	14,000	11,438	14,662	1,158	2,526	$43,784
2011	4,000	11,438	10,026	552	2,073	$28,089
2012	4,000	11,438	7,982	104	1,721	$25,245
Thereafter	284,540	34,314	13,455	-	4,148	$336,457
Total	$311,540	$82,926	$68,141	$3,653	$14,027	$480,287

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

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at September 30, 2008.

(in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Variable rate	$1,000	$4,000	$4,000	$4,000	$4,000	$134,540	$151,540
Average interest rate	6.67%	6.67%	6.67%	6.67%	6.67%	6.67%	6.67%
Fixed rate	$—	$—	$10,000	$—	$—	$—	$10,000
Average interest rate			9.00%				9.00%

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

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a loss of $986 and $122 for the three months ended September 30, 2007 and 2008, respectively, and a loss of $734 and $159 for the nine months ended September 30, 2007 and 2008, respectively.

On March 26, 2008, the Company terminated two of its Swap Agreements at a loss of $26.  The proceeds received from this termination amounted to $154.

The table below outlines the details of each remaining Swap Agreement:

			Notional
	Original		Amount
Date of	Notional	Fixed/	September	Expiration	Fixed
Origin	Amount	Amortizing	2008	Date	Rate

May 8, 2008	$45,000	Amortizing	$45,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$38,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	$12,000	Sep 30, 2009	4.66%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%

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

The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At September 30, 2008, the fair value of the Swap Agreements was a liability of $830.  This amount has been included in other liabilities on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2008 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the third quarter ending September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAC-GRAY CORPORATION
November 7, 2008	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)