Form 10-K/A
period 2007-12-31
MAC-GRAY CORP
filed 2009-03-13
CIK 1038280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2008, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report. Such Proxy Statement shall not be deemed to be “filed” as part of this Annual Report on Form 10-K, except for those parts therein which have been specifically incorporated by reference herein.

EXPLANATORY NOTE

Mac-Gray Corporation (the “Company”) is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on March 14, 2008 (the “Original Form 10-K”), to (i) amend “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” to expand our disclosure regarding certain non-GAAP measures and (ii) amend “Part II — Item 9A — Controls and Procedures” to add disclosure regarding management’s conclusion on the effectiveness of our disclosure controls and procedures at December 31, 2007.

This Form 10-K/A also includes new certifications as exhibits 31.1, 31.2 and 32.1 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.  Except for the amended disclosure described above, the information in this Form 10-K/A has not been updated to reflect events that occurred after March 14, 2008, the filing date of the Original Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings.

MAC-GRAY CORPORATION

Annual Report on Form 10-K/A

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

We derive our revenue principally as a laundry facilities management contractor for the multi-unit housing industry. We manage laundry rooms under long-term leases with property owners, colleges and universities and governmental agencies. We refer to these leases as “laundry leases” or “management contracts” and this business as “laundry facilities management.” In 2007, 81% of our consolidated revenue was derived from laundry facilities management. As of December 31, 2007, our laundry facilities management business had revenue-generating laundry equipment operating in 43 states and the District of Columbia.

Intirion Corporation (“Intirion”), which operates our MicroFridge® branded product sales business, derives revenue through the sale and rental of a family of patented combination refrigerator/freezer/microwave ovens, or “Units,” and other household appliances to colleges and universities, military bases, the hotel and motel market, and assisted living facilities. Intirion also derives revenue through the sale of commercial laundry equipment to the United States military and is also a national distributor of Whirlpool Corporation’s Maytag®, Amana®, Magic Chef®, KitchenAid®, Estate® and Whirlpool® brands of appliances using the brand name “Maytag Direct®.”

Our laundry equipment sales unit sells and services commercial laundry equipment manufactured by Whirlpool Corporation, Dexter Laundry Company, American Dryer Corporation and Primus Laundry Company. This business unit sells commercial laundry equipment to retail laundromats, restaurants, hotels, health clubs and similar institutional users that operate their own on-premise laundry facilities. We refer to this business as our “commercial laundry equipment sales business.”

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

Segment Information

The following is a discussion of each of our reportable business segments: (i) Facilities Management and (ii) Product Sales. Financial information with regard to each business segment is reported in Note 15 to the Company’s consolidated financial statements included in this report.

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

Laundry Facilities Management Business

Through our facilities management segment, we act as a laundry facilities management contractor with property owners or managers. Mac-Gray leases space within a property, in some instances improves the leased space with flooring, ceilings and other improvements (“betterments”) and then installs and services the laundry equipment and collects the payments. The property owner or manager is usually responsible for maintaining, cleaning, and securing of the premises and payment of utilities. Under our long-term leases, we typically receive the exclusive right to provide and service laundry equipment within a multi-unit housing property in exchange for a negotiated percentage of the total revenue collected. We refer to this percentage as “facilities management rent.” During the past five years, we have retained approximately 97% of our equipment base per year. Our gross additions to our equipment base for each of the years ended December 31, 2006 and 2007 through internally generated growth has equaled 4%. Our additions, net of lost business, has equaled 1% for each of the years ended December 31, 2006 and 2007. The machine base not retained is attributable to contracts lost to competitors, contracts the Company has chosen not to renew due to unacceptable margins, including some acquired contracts that did not meet our performance criteria and condominium conversions. Mac-Gray believes that its ability to retain its existing equipment base and grow it through internally generated growth in equipment installations is indicative of its service of, and attention to, property owners and managers. The Company also provides its customers with proprietary technologies such as LaundryView™ and LaundryLinx™ and continues to invest in research and development of such technologies. We generally have the ability to set and adjust the vend pricing for our equipment based upon local market conditions.

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

Customers.    As of February 1, 2008, Mac-Gray provided laundry equipment and related services to approximately 69,000 laundry rooms located in 43 states throughout the continental United States and The District of Columbia. As of February 1, 2008, no customer contract accounted for more than 1% of Mac-Gray’s laundry facilities management revenue. Mac-Gray serves customers in multi-unit housing facilities, including apartment buildings, college and university residence halls, condominiums and public-housing complexes.

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

Impact of Occupancy Rates.    The Company’s laundry facilities management revenue is affected by multi-unit housing occupancy rates. Occupancy rates in the multi-unit housing industry are affected by several factors. These factors include local economic conditions, local employment levels, mortgage interest rates as they relate to first-time homebuyers, and the supply of apartments in specific markets. The Company is somewhat protected from revenue decreases caused by declining occupancy rates due to the variation of markets served, the various types of multi-unit housing facilities therein, and the percentage of revenue derived from colleges and universities. The Company monitors independent market research data regarding trends in occupancy rates in its markets to better understand laundry facilities revenue trends and variations.

Suppliers.    The Company currently purchases substantially all of the equipment that it uses in its laundry facilities management business from Whirlpool Corporation (“Whirlpool”). In addition, the Company derives a portion of its revenue, as well as certain competitive advantages, from its position as a distributor of Whirlpool manufactured appliances. The Company has maintained a relationship with Whirlpool and its predecessor, Maytag Corporation, since 1927. Either party upon written notice may terminate the purchase and distribution agreements between the Company and Whirlpool. A termination of, or substantial revision of the terms of, the contractual arrangements or business relationships with Whirlpool could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects.

Reprographics Facilities Management Business

Our reprographics facilities management business unit, operating as Copico, is a provider of card- and coin-operated reprographics equipment and services to the academic and public library markets in the Northeast, and to a lesser extent in the Mid-Atlantic and the Midwest regions of the United States. Copico provides and services copiers and laser printers for the libraries of colleges, universities, graduate schools and public libraries. Copico represented less than 1% of the Company’s consolidated revenue in 2007.

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

Product Sales Segment

Mac-Gray’s product sales segment includes both Intirion and commercial laundry equipment sales. For the years ended December 31, 2006 and 2007, our product sales segment accounted for approximately 17% and 18% of our total revenue, respectively, and 18% and 23% of our gross margin, respectively.

Intirion Sales Business

Revenue.    Our Intirion business unit consists of supplying combination refrigerator/ freezer/microwave ovens (“Units”) to multi-unit housing facilities such as military bases, hotels, motels, colleges and universities and assisted living facilities under the brand names MicroFridge® and SnackMate™. The Intirion business unit revenue also includes sales of commercial laundry equipment to military installations. The Intirion business unit is a national distributor of Whirlpool’s Maytag®, Amana® Magic Chef®, KitchenAid®, Estate® and Whirlpool® brands of appliances using Maytag Direct® as our brand name. For the years ended December 31, 2006 and 2007, our Intirion business unit accounted for approximately 11% of our total revenue for each year.

Products.    The MicroFridge® branded product line with Safe Plug™ is a family of combination refrigerator/freezer/microwave ovens. The Units’ circuitry has proven to be an important feature for those customers who have concerns about electrical capacity and seek a safer alternative to hot plates and other cooking or heating appliances. Sales efforts behind the MicroFridge® branded product have been focused on such “home-away-from-home” markets as military bases, hotels, motels, colleges and universities and assisted living facilities.

Mac-Gray believes that the product line carrying the MicroFridge® brand enhances the Company’s ability to provide multiple amenities to both its current customer base as well as future customers seeking one source to fill multiple needs.

Customers.    The Intirion business unit revenue is derived from both the sale and rental of products carrying the MicroFridge® and SnackMate™ brands. In 2007, the largest market was government living, consisting principally of military bases. In this market, the MicroFridge® branded product line is available through government contracts with various governmental agencies. MicroFridge® branded units have been installed at more than 200 United States government facilities throughout the world. The second largest market was the hospitality lodging industry and assisted living market throughout the United States, to which we sell both directly and through an independent dealer network. MicroFridge® branded units are also sold and leased to the academic living market. The academic living market is composed of more than 1,800 colleges and universities across the United States that have on-campus residence halls. The MicroFridge® brands’ presence in this market provides our sales staff with the opportunity to cross sell the Company’s laundry facility management services and refrigerator/microwave product line.

Competition.    In addition to large direct sellers, the Intirion business unit also competes with major retail stores and local and regional distributors who sell various brand-name compact refrigerators as well as microwave ovens to the markets where the MicroFridge® brand has a presence. Although we jointly hold a patent on combination units utilizing internal circuitry, there has been continuing competition from “similar look” products utilizing an external circuitry control mechanism. There also exists local and regional competition in the combination appliance rental business. Management believes that its brand equity gained from being the first entrant in the market enables it to compete effectively against new entrants in the combination appliance business. Principal competitors for MicroFridge® branded products include Absocold, Avanti, General Electric, Sears, Tatung, Home Depot, Lowe’s, Wal-Mart, and several companies focused on the college rental marketplace.

Suppliers.    The Intirion business unit maintains original equipment manufacturer, or “OEM,” arrangements with two primary manufacturers: Sanyo E&E Corporation (“Sanyo”), and Nisshin Industry Co. Ltd. The principal patent underlying the MicroFridge® branded product is held jointly by Sanyo and us. The patented circuitry of the MicroFridge® branded units is marketed under the trade name Safe Plug®.

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

The Company’s corporate offices are located at 404 Wyman Street, Suite 400, Waltham, Massachusetts, 02451-1212. The Company’s telephone number is (781) 487-7600, its fax number is (781) 487-7606, and its email address for investor relations is ir@macgray.com.

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

Our facilities management revenue from our operation of card- and coin-operated laundry equipment, particularly in the multi-unit housing sector, depends partially upon the level of tenant occupancy. The number of apartments occupied in an apartment building with a vended laundry facility directly affects our revenue. Extended periods of reduced occupancy in our clients’ buildings could adversely affect our operations. The level of occupancy can be adversely affected by many market and general economic conditions, all of which are beyond our control, including:

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

In accordance with Statement of Financial Accounting Standards No. 142,Goodwill and Other Intangible Assets referred to as “SFAS 142,” we perform an annual assessment on goodwill and other intangible assets for impairment and also an assessment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below it’s carrying amount. See Note 2 to the consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in this Form 10-K/A.

A downward revision in the fair value of one of our reporting units could result in additional impairments of goodwill under SFAS 142 and additional non-cash charges. Any charge resulting from the application of SFAS 142 could have a significant negative effect on our reported net loss. In addition, our financial results could be negatively impacted by the application of existing and future accounting policies or interpretations of existing accounting policies, any continuing impact of SFAS 142 or any negative impact relating to the application of Statement of Financial Accounting Standards No. 144, Accounting for the Improvement and Disposal of Long-Lived Assets .

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

As of December 31, 2007, our directors, executive officers, and certain of our stockholders related to such persons and their affiliates beneficially owned in the aggregate approximately 33.2% of the outstanding shares of our common stock (See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” below). This percentage ownership does not include options to purchase 691,654 shares of our common stock held by some of these persons, which options were exercisable at, or within 60 days subsequent to, December 31, 2007. If all of these options had been exercised as of December 31, 2007, then these stockholders and their affiliates would have beneficially owned 38.4% of the outstanding shares of our common stock. Additionally, we have entered into a stockholders’ agreement, dated June 26, 1997, with some of these stockholders that gives them rights of first offer to purchase shares of our common stock offered for sale by another stockholder party thereto (See Item 13, “Certain Relationships and Related Transactions below). As a result of this concentration in ownership, these stockholders, acting together, have the ability to significantly influence the outcome of the election of directors and all other matters requiring approval by a majority of stockholders. Circumstances may arise in which the interests of this group of stockholders could be in conflict with interests of other stockholders.

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

	Years Ended December 31,
	2003	2004(1)	2005(2)	2006	2007(3)
Statement of Income Data:
Revenue	$149,656	$182,694	$260,623	$279,327	$295,902
Cost of revenue:
Cost of facilities management revenues	72,823	93,512	142,052	153,861	162,839
Depreciation and amortization	16,723	20,747	31,337	35,156	37,410
Cost of product sales	28,803	30,821	36,173	37,352	40,347

Total cost of revenue	118,349	145,080	209,562	226,369	240,596

Operating expenses:
General and administration	9,519	11,078	14,164	17,826	18,075
Sales and marketing	11,341	13,005	16,097	16,248	16,364
Depreciation and amortization	1,100	1,047	1,189	1,589	1,611
Gain on sale of assets	(145)	(1,208)	(10,735)	(32)	(254)
Loss on early extinguishment of debt	381	183	668	73	—
Impairment of assets	—	—	—	2,502	—

Total operating expenses	22,196	24,105	21,383	38,206	35,796

Income from operations	9,111	13,509	29,678	14,752	19,510
Interest expense, net	(2,807)	(4,312)	(10,939)	(13,653)	(13,745)
Gain (loss) related to derivative instruments	—	—	1,876	(96)	(1,737)
Gain on sale of lease receivables	836	—	—	—	—
Other expense, net	—	—	—	—	—

Income before provision for income taxes	7,140	9,197	20,615	1,003	4,028
Provision for income taxes	(3,036)	(3,934)	(8,563)	(147)	(1,509)

Net income available to common stockholders	$4,104	$5,263	$12,052	$856	$2,519

Net income per common share—basic	$0.32	$0.41	$0.94	$0.07	$0.19

Net income per common share—diluted	$0.32	$0.40	$0.91	$0.06	$0.18

Weighted average common shares outstanding—basic	12,635	12,702	12,864	13,008	13,209

Weighted average common shares outstanding—diluted	12,741	13,028	13,283	13,448	13,680

Other Financial Data:
EBITDA(4)	27,770	35,303	64,080	51,401	56,794
Depreciation and amortization	17,823	21,794	32,526	36,745	39,021
Capital expenditures(5)	15,372	17,826	26,380	25,911	27,154
Cash flows provided by operating activities	24,480	37,108	37,798	36,403	43,645
Cash flows used in investing activates	(12,802)	(57,101)	(120,251)	(44,975)	(73,387)
Cash flows (used in) provided by financing activities	(11,398)	21,188	87,008	9,520	31,073
Balance Sheet Data (at end of period):
Working capital	5,247	(2,737)	(1,673)	2,064	2,551
Long-term debt and capital lease obligations, including current portion	50,873	73,328	166,678	177,068	208,521
Long-term debt and capital lease obligations, net of current portion	47,254	67,225	165,493	175,823	207,169
Total assets	162,005	202,330	324,917	339,004	383,537
Stockholders’ equity	68,729	75,936	88,601	91,640	97,844

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Years Ended December 31,
	2003	2004(1)		2005(2)		2006	2007(3)
Net income	$4,104	$5,263		$12,052		$856	$2,519
Add:
Provision for income taxes	3,036	3,934		8,563		147	1,509

Cost of revenue depreciation and amortization expense	16,723	20,747		31,337		35,156	37,410

Operating expense depreciation and amortization expense	1,100	1,047		1,189		1,589	1,611
Interest expense, net	2,807	4,312		10,939		13,653	13,745

EBITDA(4)	27,770	35,303		64,080		51,401	56,794
Add (Subtract):
Gain on sale of certain assets, net	—	(1,218)	(7)	(10,767)	(8)	—	—
Stock compensation expense	—	—		—		1,147	1,814
Impairment of assets	—	—		—		2,502	—
(Gain) loss related to derivative instruments (5)	—	—		(1,876)		96	1,737
Loss related to 2005 hurricanes	—	—		316		—	—
Loss on early extinguishment of debt (6)	381	183		668		73	—

Adjusted EBITDA (4)	$28,151	$34,268		$52,421		$55,219	$60,345

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

(5)

The (gain) loss related to derivative instruments is the consequence of interest rate swaps which had previously qualified for hedge accounting no longer qualifying for such treatment as a result of separate and distinct refinancings of our credit facility in 2005 and 2006. Management does not expect its other interest rate swaps to fail to qualify for hedge accounting treatment in future periods because the Company does not currently expect further refinancings of the facility prior to its maturity in 2013.  For interest rate swaps that do qualify as hedged instruments, changes in mark to market will continue to be recorded in Other Comprehensive Income and not in the income statement.  Including the fluctuation in the fair value of the derivative instruments in the reconciliation of net income as reported to net income as adjusted allows for a more consistent comparison of the operating results of the Company.  The fair value of the derivatives is ultimately zero at the time of settlement.  Thus, over the life of the derivative instruments the net impact to the Company's operating results will be zero as any income or loss recorded in prior periods will be reversed in subsequent periods.

(6)

Each of the losses on early extinguishment of debt resulted from separate and distinct refinancings of our senior credit facility in 2003, 2004, 2005 and  2006 and is not related to the performance of the Company’s business.  Each of the losses reflects only the unamortized cost of the prior bank financing which had been allocated to banks which did not participate in the replacement financing agreement.  Because the losses were triggered by refinancings of our senior credit facility and the Company does not currently expect further refinancings of the facility prior to its maturity in 2011, management believes that the impact of this item on the Company’s financial results will not continue.

(7)

Represents a pretax gain recognized in connection with the sale of certain laundry facilities management assets and related contracts.

(8)

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

On August 8, 2007, we acquired the laundry facilities management assets of Hof Service Company, Inc. and Bobb Corp. in Maryland (the “Hof Acquisition”). The cost of this acquisition was approximately $43,000, which includes a contingent payment of $2,000, subject to the achievement of certain financial results. The Hof acquisition was funded using the accordion feature included in the Company’s senior credit facilities, which increased the total credit line to $85,000. We estimate that the Hof Acquisition will add approximately $25,000 of annual revenue.

Results of Operations (Dollars in thousands, except per share data)

The information presented below for the years ended December 31, 2006 and 2007 is derived from Mac-Gray’s consolidated financial statements and related notes included in this report.

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

Revenue in the commercial laundry equipment sales business unit increased $2,945, or 18%, to $19,681 for the year ended December 31, 2007 compared to $16,736 for the year ended December 31, 2006. Sales in the commercial laundry equipment sales business unit are sensitive to the strength of the local economy, consumer confidence, local permitting and the availability and cost of financing to small businesses, and therefore, tend to fluctuate from period to period. The combination of these factors, coupled with the Company’s marketing efforts focused towards new store developments, contributed to the increase in sales.

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

Depreciation and amortization.    Depreciation and amortization increased by $2,254, or 6%, to $37,410 for the year ended December 31, 2007 as compared to $35,156 for the year ended December 31, 2006. Laundry facilities management equipment and contract rights are depreciated and amortized using the straight-line method. The increased depreciation and amortization expense is attributable to the amortization of acquired contracts, new equipment placed in laundry facilities at new locations, and replacement of older equipment with new equipment as contracts were renegotiated. In addition, due to management’s decision not to recondition and redeploy equipment that is not as energy efficient as newer equipment, we disposed of certain laundry equipment in 2007 and 2006 that had a remaining net book value of $542 and $847, respectively. These costs are included in depreciation expense.

Cost of product sales.    Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® branded equipment and parts and supplies sold, as well as salaries and related warehousing expenses as part of the product sales segment. Cost of product sales increased by $2,995, or 8%, to $40,347 for the year ended December 31, 2007 as compared to $37,352 for the year ended December 31, 2006. As a percentage of sales, cost of product sold was 76% for the year ended December 31, 2007 compared to 79% in 2006. The gross margin on product sales includes the gross margins from the commercial laundry equipment sales and Intirion business units. The gross margin in the commercial laundry equipment sales business unit increased to 25% for the year ended December 31, 2007 as compared to 20% for the same period in 2006. The increase in margin is attributable to an increase in pricing and favorable product mix. The gross margin in the Intirion business unit increased to 23% for the year ended December 31, 2007 as compared to 20% for the same period in 2006. The increase in margin is attributable to some increases in pricing, the favorable mix of products sold as well as the Company’s ability to achieve some efficiency in freight and warehousing costs.

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

Impairment of assets.    The revenue and corresponding operating income in our reprographics business unit have been declining since 1999 when college libraries, followed by public libraries, began to make reference material available to patrons electronically. Electronic availability, widespread conversion to laser printers (free of charge in many school libraries) and other technical advancements have led to reduced use of vended copy machines, resulting in reduced revenue at several accounts. During the fourth quarter of 2006, the Company performed an evaluation of the reprographics business unit and its long-term prospects. As a result of this evaluation, management determined that the carrying amount of the business unit’s long lived assets exceeded the estimated undiscounted cash flows expected to result from operating this business unit, and recognized a non-cash, non-recurring impairment charge of $2,502, or $0.19 per diluted share before taxes ($1,639, or $0.12 per diluted share net of taxes.) This charge was calculated in accordance with SFAS No. 144, “Accounting for the Impairment or disposal of Long-Lived Assets” (“FAS 144”). Accordingly, the Company used a discounted cash flow model to calculate the amount of the impairment charge after it was determined that, pre-write-down, the carrying amount of the business unit’s long lived assets exceeded the estimated undiscounted future cash flows expected to result from operating this business unit.

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

(2)

The loss on early extinguishment of debt resulted from a refinancing of our senior credit facility and is not related to the performance of the Company’s business.  The loss reflects only the unamortized cost of the prior bank financing which had been allocated to banks which did not participate in the replacement financing agreement. Because the loss was triggered by a refinancing of the Company’s senior credit facility and the Company does not currently expect further refinancings of the facility prior to its maturity in 2011, management believes that the impact of this item on the Company’s financial results will not continue.

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

(2)

The losses related to derivative instruments are the consequence of interest rate swaps which had previously qualified for hedge accounting no longer qualifying for such treatment as a result of separate and distinct refinancings of our credit facility in 2005 and 2006. Management does not expect its other interest rate swaps to fail to qualify for hedge accounting treatment in future periods because the Company does not currently expect further refinancings of the facility prior to its maturity in 2011.  For interest rate swaps that do qualify as hedged instruments, changes in mark to market will continue to be recorded in Other Comprehensive Income and not in the income statement.  Including the fluctuation in the fair value of the derivative instruments in the reconciliation of net income as reported to net income as adjusted allows for a more consistent comparison of the operating results of the Company.  The fair value of the derivatives is ultimately zero at the time of settlement.  Thus, over the life of the derivative instruments the net impact to the Company’s operating results will be zero as any income or loss recorded in prior periods will be reversed in subsequent periods.

(3)

The loss on early extinguishment of debt resulted from a refinancing of our senior credit facility and is not related to the performance of the Company’s business.  The loss reflects only the unamortized cost of the prior bank financing which had been allocated to banks which did not participate in the replacement financing agreement. Because the loss was triggered by a refinancing of the Company’s senior credit facility and the Company does not currently expect further refinancings of the facility prior to its maturity in 2011, management believes that the impact of this item on the Company’s financial results will not continue.

To supplement the Company’s consolidated financial statements presented on a generally accepted accounting principles (GAAP) basis, management has used a non-GAAP measure of net income. Management believes presentation of this measure is appropriate to enhance an overall understanding of our historical financial performance and future prospects. Adjusted net income, which is adjusted to exclude certain gains and losses from the comparable GAAP net income, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. These non-GAAP results are among the primary indicators management uses as a basis for evaluating the Company’s financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful to investors, potential investors and others.

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

Cost of product sales.    Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® branded equipment and parts and supplies sold, as well as salaries and related warehousing expenses as part of the product sales segment. Costs of $1,104 consisting of salaries and other operating expenses, which were included in the cost of facilities management revenue in 2005, have been reclassified to the product sales segment to conform to 2006’s presentation. The following references to 2005 give effect to the reclassification. Cost of product sales increased by $1,179, or 3%, to $37,352 for the year ended December 31, 2006 as compared to $36,173 for the year ended December 31, 2005. As a percentage of sales, cost of product sold was consistent at 79% for the years ended December 31, 2006 and 2005. The gross margin on product sales includes the gross margins from the laundry equipment sales and Intirion business units. The gross margin in the laundry equipment sales business unit decreased to 20% for the year ended December 31, 2006 as compared to 24% for the same period in 2005. The decrease in margin is attributable to product mix and increased costs from our suppliers. The gross margin in the Intirion business unit increased to 20% for the year ended December 31, 2006 as compared to 18% for the same period in 2005. The slight increase in margin is attributable to the mix of products sold as well as the Company’s ability to pass on some increased fuel costs.

Operating expenses

General, administration, sales, marketing and depreciation expense.    General, administration, sales, marketing and depreciation expense increased by $4,213, or 13%, to $35,663 for the year ended December 31, 2006 as compared to $31,450 for the year ended December 31, 2005. As a percentage of total revenue, general, administration, sales, marketing and depreciation expense increased from 12% for the year ended December 31, 2005 to 13% for the year ended December 31, 2006. The increase in total expenses is primarily attributable to the costs incurred to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the non-cash expense related to stock compensation, which was required to be recorded in 2006 in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“FAS123(R)”).

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

Impairment of assets.    The revenue and corresponding operating income in our reprographics business unit have been declining since 1999 when college libraries, followed by public libraries, began to make reference material electronically available to patrons. Electronic availability, widespread conversion to laser printers (free of charge in many school libraries) and other technical advancements have led to reduced use of vended copy machines resulting in reduced revenue at several accounts. During the fourth quarter of 2006, the Company performed an evaluation of the reprographics business unit and its long-term prospects. As a result of this evaluation, management determined that the carrying amount of the business unit’s long lived assets exceeded the estimated undiscounted cash flows expected to result from operating this business unit, and recognized a non-cash, non-recurring impairment charge of $2,502, or $0.19 per diluted share before taxes ($1,639, or $0.12 per diluted share net of taxes). This charge was calculated in accordance with SFAS No. 144, “Accounting for the Impairment or disposal of Long-Lived Assets” (“FAS 144”). Accordingly, the Company used a discounted cash flow model to calculate the amount of the impairment charge after it was determined that, pre-write-down, the carrying amount of the business unit’s long lived assets exceeded the estimated undiscounted future cash flows expected to result from operating this business unit.

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

(3)

Each of the losses on early extinguishment of debt resulted from separate and distinct refinancings of our senior credit facility in 2005 and 2006 and is not related to the performance of the Company’s business. Each of the losses reflects only the unamortized cost of the prior bank financing which had been allocated to banks which did not participate in the replacement financing agreement. Because the losses were triggered by refinancings of our senior credit facility and the Company does not currently expect further refinancings of the facility prior to its maturity in 2011, management believes that the impact of this item on the Company’s financial results will not continue.

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

(4)

The (gain) loss related to derivative instruments is the consequence of interest rate swaps which had previously qualified for hedge accounting no longer qualifying for such treatment as a result of separate and distinct refinancings of our credit facility in 2005 and 2006. Management does not expect its other interest rate swaps to fail to qualify for hedge accounting treatment in future periods because the Company does not currently expect further refinancings of the facility prior to its maturity in 2011.  For interest rate swaps that do qualify as hedged instruments, changes in mark to market will continue to be recorded in Other Comprehensive Income and not in the income statement.  Including the fluctuation in the fair value of the derivative instruments in the reconciliation of net income as reported to net income as adjusted allows for a more consistent comparison of the operating results of the Company.  The fair value of the derivatives is ultimately zero at the time of settlement.  Thus, over the life of the derivative instruments the net impact to the Company’s operating results will be zero as any income or loss recorded in prior periods will be reversed in subsequent periods.

(5)

Each of the losses on early extinguishment of debt resulted from separate and distinct refinancings of our senior credit facility in 2005 and 2006 and is not related to the performance of the Company’s business. Each of the losses reflects only the unamortized cost of the prior bank financing which had been allocated to banks which did not participate in the replacement financing agreement. Because the losses were triggered by refinancings of our senior credit facility and the Company does not currently expect further refinancings of the facility prior to its maturity in 2011, management believes that the impact of this item on the Company’s financial results will not continue.

To supplement the Company’s consolidated financial statements presented on a generally accepted accounting principles (GAAP) basis, management has used a non-GAAP measure of net income. Management believes presentation of this measure is appropriate to enhance an overall understanding of our historical financial performance and future prospects. Adjusted net income, which is adjusted to exclude certain gains and losses from the comparable GAAP net income, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. These non-GAAP results are among the primary indicators management uses as a basis for evaluating the Company’s financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful to investors, potential investors and others.

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

We have entered into standard International Swaps and Derivatives Association, or ISDA, interest rate swap agreements to manage the interest rate risk associated with our senior credit facilities. For a description of our interest rate swap agreements see Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)  Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2007 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In response to a comment from the staff of the Securities and Exchange Commission, the Company amended this Item 9A to remove certain language. The language had been included due to an inadvertent, administrative error and management does not believe this error reflects on the overall effectiveness of the Company’s disclosure controls and procedures.  Accordingly, our principal executive officer and principal financial officer continue to conclude that the Company’s disclosure controls and procedures were effective at December 31, 2007. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15(d)-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b)  Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have excluded the acquisition of Hof Service Company, Inc. and Bobb Corp. (collectively “Hof”) from our assessment of internal controls over financial reporting as of December 31, 2007, because we acquired Hof in a purchase business combination during 2007. The Hof business is a component of our Facilities Management reporting segment and represents approximately 11% of our total consolidated assets as of December 31, 2007 and approximately 5% of our total consolidated revenue for the year ended December 31, 2007.

(c)  Changes in Internal Control over Financial Reporting

As of the end of the Company’s 2007 fiscal year, management conducted assessments of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework . Based on these assessments, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 was effective. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

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

Each exhibit marked by a (i) was previously filed as an exhibit to Mac-Gray’s Form 10-Q filed on May 15, 2006 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-Q.

Each exhibit marked by a (h) was previously filed as an exhibit to Mac-Gray’s Form 8-K filed on March 13, 2007 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

Each exhibit marked by a (g) was previously filed as an exhibit to Mac-Gray’s Form 8-K filed on August 13, 2007 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

Each exhibit marked by a (f) was previously filed as an exhibit to Mac-Gray’s Form 10-Q filed on November 9, 2007 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-Q.

Each exhibit marked by a (e) was previously filed as an exhibit to Mac-Gray’s Form 8-K filed on January 24, 2008 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

Each exhibit marked by a (d) was previously filed as an exhibit to Mac-Gray’s Definite Proxy Statement, filed on April 19, 2001 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Proxy Statement.

Each exhibit marked by a (c) was previously filed as an exhibit to Mac-Gray’s Form 8-K filed on March 7, 2008 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

Each exhibit marked by a (b) was previously filed as an exhibit to Mac-Gray’s Form 10-K filed on March 14, 2008 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-K.

The following is a complete list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

3.10	Amended and Restated Certificate of Incorporation (3.1)+

3.20	Amended and Restated By-laws (3.1)c

4.10	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1)#

4.20	Shareholder Rights Agreement, dated as of June 15, 1999, by and between the Registrant and State Street Bank and Trust Company (4.1)x

4.30	Indenture, dated August 16, 2005, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation and Wachovia Bank, National Association (4.1)n

10.01	Stockholders’ Agreement, dated as of June 26, 1997, by and among the Registrant and certain stockholders of the Registrant (10.2)+

10.02	Form of Maytag Distributorship Agreements (10.13)+

10.03	The Registrant’s 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits) (10.16)+***

10.09	Form of Noncompetition Agreement between the Registrant and its executive officers (10.15)v***

10.10	Form of Director Indemnification Agreement between the Registrant and each of its Directors (10.16)v***

10.11	April 2001 Amendment to the Mac-Gray Corporation 1997 Stock Option and Incentive Plan (10.17)v***

10.12	2005 Directors Compensation Arrangements (10.11)l***

10.14	Form of executive severance agreement between the Registrant and each of its chief financial officer and chief operating officer (10.18)s***

10.15	Form of executive severance agreement between the Registrant and its chief executive officer (10.19)s***

10.16	Asset Purchase Agreement, dated as of January 16, 2004, between Mac-Gray Services, Inc. and Web Service Company (2.1)t

10.17	Asset Purchase Agreement, dated as of January 10, 2005, between Mac-Gray Services, Inc. and Web Service Company (10.18)r

10.18	Trademark License Agreement dated January 10, 2005 by and between Web Service Company, Inc. (“Licensor”) and Mac-Gray Services, Inc. (“Licensee”) (10.19)r

10.19	Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.1)p***

10.20	Form of Incentive Stock Option Agreement under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.2)p***

10.21	Form of Non-Qualified Stock Option Agreement for Company Employees under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.3)p***

10.23	Form of Restricted Stock Award Agreement for awards under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.5)p***

10.24	Lease Agreement, dated July 22, 2005, between Mac-Gray Services, Inc., and 404 Wyman LLC (99.1)o

10.25	Registration Rights Agreement, dated August 16, 2005, by and among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation and J.P. Morgan Securities Inc. (99.1)n

10.26	Form of Mac-Gray Corporation 7 (5) / 8% Senior Notes due 2015 (4.2)n

10.28	Form of executive severance agreement between the Registrant and its executive vice president, operations (99.1)k***

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

10.35	Mac-Gray Corporation Long Term Incentive Plan (10.1)e***

10.36	Form of Restricted Stock Unit Agreement for cash settled awards under the Long Term Incentive Plan (10.2)e***

10.37	Form of Restricted Stock Unit Agreement for stock settled awards under the Long Term Incentive Plan (10.3)e***

10.38	Mac-Gray Senior Executive Incentive Plan (10.4)e***

10.39	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.5)e***

10.40	Mac-Gray Corporation 2001 Employee Stock Purchase Plan (Ex. A)d***

10.41	Form of executive severance agreement, dated March 3, 2008, between the Registrant and each of Linda Serafini, Robert Tuttle and Phil Emma (10.1)c***

10.42	Form of first amendment to executive severance agreement, dated March 3, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.42)b***

10.43	Form of first amendment to employment agreement, dated March 3, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.43)b***

21.1	Subsidiaries of the Registrant (21.1)z

23.1	Consent of PricewaterhouseCoopers LLP b

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

***

Management compensatory plan or arrangement

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 13TH  DAY OF MARCH, 2009.

MAC-GRAY CORPORATION

By:	/s/ Linda A. Serafini
Linda A. Serafini Vice President, General Counsel and Secretary (Duly Authorized Representative)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mac-Gray Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page F-1 present fairly, in all material respects, the financial position of Mac-Gray Corporation (the “Company”) and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in “Management’s Annual Report on Internal Control over Financial Reporting” appearing under Item 9A, management has excluded the acquisition of Hof Service Company, Inc. and Bobb Corp. (collectively “Hof”) from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded Hof from our audit of internal control over financial reporting. The Hof business is a component of the Company’s Facilities Management reporting segment whose total consolidated assets and total consolidated revenues represent 11% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

 March 12, 2008

MAC-GRAY CORPORATION

 CONSOLIDATED BALANCE SHEETS

 (In thousands, except share data)

	December 31, 2006	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$11,994	$13,325
Trade receivables, net of allowance for doubtful accounts	9,176	10,106
Inventory of finished goods, net	7,237	7,400
Deferred income taxes	961	943
Prepaid facilities management rent and other current assets	12,951	15,160

Total current assets	42,319	46,934
Property, plant and equipment, net	118,654	126,321
Goodwill	38,454	42,229
Intangible assets, net	125,543	153,341
Prepaid facilities management rent and other assets	14,034	14,712

Total assets	$339,004	$383,537

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$1,245	$1,352
Trade accounts payable	10,447	11,595
Accrued facilities management rent	16,527	18,309
Accrued expenses	11,445	12,350
Deferred revenues and deposits	591	777

Total current liabilities	40,255	44,383
Long-term debt	174,000	205,000
Long-term capital lease obligations	1,823	2,169
Deferred income taxes	29,620	30,907
Other liabilities	1,666	3,234
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 13,077,694 outstanding at December 31, 2006, and 13,443,754 issued and 13,276,864 outstanding at December 31, 2007)	134	134
Additional paid in capital	70,553	72,586
Accumulated other comprehensive income	183	45
Retained earnings	24,571	26,812

	95,441	99,577
Less common stock in treasury, at cost (366,060 shares at December 31, 2006 and 166,890 shares at December 31, 2007)	(3,801)	(1,733)

Total stockholders’ equity	91,640	97,844

Total liabilities and stockholders’ equity	$339,004	$383,537

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

MAC-GRAY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock			Accumulated Other			Treasury Stock
	Number of shares	Value	Additional Paid in Capital	Comprehensive (Loss) Gain	Comprehensive Income	Retained Earnings	Number of shares	Cost	Total
Balance, December 31, 2004	13,443,754	$134	$68,568	$822		$13,283	661,665	$(6,871)	$75,936
Net income	—	—	—	—	$12,052	12,052	—	—	12,052
Other comprehensive income:
Unrealized loss on derivative instruments and reclassification adjustment, net of tax benefit of $338 (Note 7)	—	—	—	(507)	(507)	—	—	—	(507)

Comprehensive income	—	—	—	—	$11,545	—	—	—	—

Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(127)	(31,610)	328	201
Options exercised	—	—	—	—		(693)	(104,583)	1,086	393
Windfall tax benefit	—	—	464	—		—	—	—	464
Stock granted	—	—	—	—		(2)	(6,058)	64	62

Balance, December 31, 2005	13,443,754	134	69,032	315		24,513	519,414	(5,393)	88,601
Net income	—	—	—	—	$856	856	—	—	856
Other comprehensive income:
Unrealized loss on derivative instruments, net of tax benefit of $84 (Note 7)	—	—	—	(132)	(132)	—	—	—	(132)

Comprehensive income	—	—	—	—	$724	—	—	—	—

Options exercised	—	—	—	—		(754)	(129,967)	1,350	596
Stock compensation expense	—	—	1,147	—		—	—	—	1,147
Windfall tax benefit	—	—	365	—		—	—	—	365
Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(44)	(17,534)	182	138
Stock granted	—	—	9	—		—	(5,853)	60	69

Balance, December 31, 2006	13,443,754	134	70,553	183		24,571	366,060	(3,801)	91,640
Cumulative change related to the adoption of FIN 48	—	—	—	—		500	—	—	500

	13,443,754	134	70,553	183		25,071	366,060	(3,801)	92,140
Net income	—	—	—	—	$2,519	2,519	—	—	2,519
Other comprehensive income:
Unrealized loss on derivative instruments, net of tax benefit of $124 (Note 7)	—	—	—	(138)	(138)	—	—	—	(138)

Comprehensive income	—	—	—	—	$2,381	—	—	—	—

Options exercised	—	—	—	—		(527)	(128,955)	1,340	813
Stock compensation expense	—	—	1,679	—		—	—	—	1,679
Windfall tax benefit	—	—	338	—		—	—	—	338
Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(22)	(49,446)	514	492
Stock granted	—	—	16	—		(229)	(20,769)	214	1

Balance, December 31, 2007	13,443,754	$134	$72,586	$45		$26,812	166,890	$(1,733)	$97,844

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

MAC-GRAY CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (In thousands, except per share data)

1. Description of the Business and Basis of Presentation

Description of the Business.    Mac-Gray Corporation (“Mac-Gray” or the “Company”) generates the majority of its revenue from card- and coin-operated laundry rooms located in 43 states and the District of Columbia. A portion of its revenue is also derived from the sale and lease of the Company’s MicroFridge® branded product lines. The Company’s principal customer base is the multi-unit housing market, which includes apartments, condominium units, colleges and universities, and military bases. The Company also sells, services and leases commercial laundry equipment to commercial laundromats, multi-unit housing properties and institutions. The majority of the Company’s purchases of laundry equipment is from one supplier.

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

Impairment of Long-Lived Assets.    The Company reviews long-lived assets, including fixed assets and intangible assets with definitive lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The Company’s annual impairment test for laundry facilities management contract rights assigned a 15-year amortization period consists of comparing the current number of machines under contract and the current cash flow of all the Company’s contracts in the market where the portfolios were acquired to the original number of machines acquired and the cash flow as predicted by the Company at the time of the acquisition. For those contract rights assigned a 20-year amortization period, the Company’s annual impairment test consists primarily of identifying the accumulated retention rate of the specific acquired contract portfolio in order to assess the appropriateness of the net book value of the related contract rights. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

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

Stock Compensation.    The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments”, (“FAS 123(R)”) as of January 1, 2006. FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments (usually stock options) based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).

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

3. Impairment of Assets

The revenue and corresponding operating income from the Company’s reprographics business unit have been declining since 1999 when college libraries, followed by public libraries, began to make reference material available to patrons electronically. Electronic availability, widespread conversion to laser printers (free of charge in many school libraries) and other technical advancements have led to reduced use of vended copy machines resulting in reduced revenue at several accounts. During the fourth quarter of 2006, the Company performed an evaluation of the reprographics business unit and its long-range prospects. As a result of this evaluation, management determined that the carrying amount of the business unit’s long lived assets exceeded the estimated undiscounted cash flows expected to result from operating this business unit, and recognized a non-cash, non-recurring, pre-tax impairment charge of $2,502. This charge was calculated in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, (“FAS 144”).

4. Acquisitions

On August 8, 2007, the Company acquired the laundry facilities management assets of Hof Service Company, Inc. and Bob Corp. in Maryland (the “Hof Acquisition”). On April 26, 2007, the Company acquired the laundry facilities management assets of a regional operator in New York. On February 28, 2007, the Company acquired the laundry facilities management assets and distribution rights of a regional operator in the Southeast United States. These acquisitions have been reflected in the accompanying consolidated financial statements from the dates of the acquisition, and have been accounted for as purchase business combinations in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”). The total purchase price of each of these acquisitions has been allocated to the acquired assets and liabilities, based on estimates of their related fair value. A twenty-year amortization period has been assigned to the acquired contract rights, a ten-year amortization period for the acquired distribution rights, and the acquired used laundry equipment has been assigned an average life of two to seven years based upon physical evaluation of the equipment.

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

Financing costs of $668 and $73, related to the prior financing agreement that hadn’t previously been written off, were expensed during the years ended December 31, 2005 and 2006, respectively.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

6. Long-Term Debt (Continued)

Capital lease obligations on the Company’s fleet of vehicles totaled $3,068 and $3,521 at December 31, 2006 and 2007, respectively.

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

The changes in accumulated other comprehensive income relate entirely to the Company’s interest rate Swap Agreement, which is accounted for as a cash flow hedge. If the Company were to change its hedging strategy, it would recognize a gain of approximately $73 based on the fair value of this Swap Agreement at December 31, 2007.

The activity included in other comprehensive income is as follows:

	For the years ended December 31,
	2005	2006	2007
Unrealized gain (loss) on derivative instruments	$835	$(216)	$(262)
Reclassification adjustment	(1,680)	—	—

Total other comprehensive loss before income taxes	(845)	(216)	(262)
Income tax benefit	338	84	124

Total other comprehensive loss	$(507)	$(132)	$(138)

8. Prepaid Facilities Management Rent and Other Current Assets

Prepaid facilities management rent and other current assets consist of the following:

	December 31,
	2006	2007
Prepaid facilities management rent	$3,852	$4,104
Supplies	2,749	4,177
Leases receivable	727	820
Interest receivable	90	—
Due from vendor	604	786
Sales tax reimbursement	107	—
Income tax receivable	3,406	4,039
Prepaid insurance	641	443
Other	775	791

	$12,951	$15,160

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

9. Prepaid Facilities Management Rent and Other Assets

Prepaid facilities management rent and other assets consist of the following:

	December 31,
	2006	2007
Prepaid facilities management rent	$10,032	$10,768
Leases receivable	1,005	2,180
Notes receivable	303	127
Deposits	851	1,294
Derivative instruments	1,335	—
Other	508	343

	$14,034	$14,712

10. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Estimated	December 31
	Useful Life	2006	2007
Facilities management equipment	2-10 years	$211,750	$237,647
Facilities management improvements	7-10 years	12,110	13,036
Buildings and improvements	15-39 years	1,607	1,680
Furniture, fixtures and computer equipment	2-7 years	13,362	13,861
Trucks and autos	3-5 years	7,525	8,590
Tooling costs	3 years	422	422
Land and improvements	—	77	77

		246,853	275,313
Less: accumulated depreciation		131,463	153,408

		115,390	121,905
Facilities management equipment, not yet placed in service		3,264	4,416

Property, plant and equipment, net		$118,654	$126,321

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

The Company adopted FASB Interpretation No. 48,Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. Upon adoption, the liability for income taxes associated with uncertain tax positions was $893. As a result of the implementation of FIN 48, the change to the Company’s reserve for uncertain tax positions was accounted for as a $500 adjustment to increase the Company’s beginning retained earnings. The Company had estimated potential exposure related to all tax years open for review by the relevant taxing authorities. As of September 15, 2007, the statute of limitations for the 2003 tax year had expired and a reserve of $163 was no longer necessary.

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

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

13. Income Taxes (Continued)

Included in the balance at January 1, 2007 and December 31, 2007, are tax positions in the amount of $231, which would impact the Company’s effective tax rate if recognized. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the year ended December 31, 2007, the Company recognized $25 in interest expense and $30 of interest income. The Company had $63 accrued for the payment of interest and no accrual for penalties at the end of fiscal year December 31, 2007. Accrued interest included in the reserve at January 1, 2007 was $68.

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

14. Preferred Stock Purchase Rights

Pursuant to the terms of a Shareholder Rights Agreement (the “Rights Agreement”), the Board of Directors declared a distribution on June 15, 1999 of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of Common Stock of the Company (the “Common Stock”). Under certain circumstances, each Right entitles the holder thereof to purchase from the Company a unit consisting of one ten thousandth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, par value $.01 per share (the “Preferred Stock”), at a cash exercise price of $80.00 per Unit, subject to adjustment. The Rights are not exercisable and are attached to and trade with all shares of Common Stock until the earlier to occur of (i) 10 days following the first public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock (an “Acquiring Person”) (the date of said announcement being referred to as the “Stock Acquisition Date”), (ii) 10 business days following the commencement of a tender offer or exchange offer that could result upon its consummation in a person or group becoming the beneficial owner of 15% or more of the outstanding shares of Common Stock or (iii) the determination by the Board of Directors that any person is an “Adverse Person” as defined in the Rights Agreement. The Rights will expire at the close of business on June 15, 2009 (the “Expiration Date”), unless previously redeemed or exchanged by the Company as described below. The Rights are not entitled to vote or to receive dividends.

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

Stock Option and Incentive Plans.    On April 7, 1997, the Company’s stockholders approved the 1997 Stock Option and Incentive Plan for the Company (the “1997 Stock Plan”). On May 26, 2005, the Company’s stockholders approved the 2005 Stock Option and Incentive Plan for the Company (the “2005 Stock Plan” and together with the 1997 Stock Plan the “Stock Plans”). The Stock Plans are designed and intended as a performance incentive for officers, employees, and independent directors to promote the financial success and progress of the Company. All officers, employees and independent directors are eligible to participate in the Stock Plans. Awards, when made, may be in the form of stock options, restricted stock, restricted stock units, unrestricted stock options, and dividend equivalent rights. The Stock Plans require the maximum term of options to be ten years.

Employee options generally vest such that one-third of the options will become exercisable on each of the first through third anniversaries of the date of grant of the options; however, the administrator of the Stock Plans may determine, at its discretion, the vesting schedule for any option award. In the event of termination of the optionee’s relationship with the Company, vested options not yet exercised terminate within 90 days. The non-qualified options granted to independent directors are exercisable immediately and terminate ten years from the date of the grant. Directors have one year after leaving the board to exercise their options. The exercise prices are the fair market value of the shares underlying the options on the respective dates of the grants. The Company issues shares upon exercise of options from its treasury shares, if available. The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model. The fair values of the stock options granted in 2007 and 2006 were estimated using the following components:

	2007	2006
Fair value of options at grant date	$1.91 - $5.65	$3.44 - $5.41
Risk free interest rate	4.25% - 4.98%	4.60% - 4.91%
Estimated forfeiture rate	0.00% - 4.00%	0.00% - 1.65%
Estimated option term	1.0 - 8.0 years	5.0 - 9.0 years
Expected volatility	23.82% - 26.36%	24.40% - 27.30%

The expected volatility of the Company’s stock price was based on historical performance over the prior number of years equal to the expected term.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

17. Employee Benefit and Stock Plans (Continued)

The following is a summary of stock option plan activity under the Plans as of December 31, 2007, and changes during the year then ended:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	1,210,640	$6.93	$3.06
Granted	309,547	13.58	4.36
Exercised	(128,955)	6.29	3.08
Forfeited	(13,499)	12.35	4.45

Outstanding at December 31, 2007	1,377,733	$8.44	$3.34

Exercisable at December 31, 2007	912,475	$6.73	$2.85

Options vested during the year	232,070

Weighted average remaining life of the outstanding options	6.42

Weighted average remaining life of the exercisable options	5.32

Total intrinsic value of the outstanding options	$4,757,643

Total intrinsic value of the exercisable options	$4,512,035

	December 31,
	2007	2006
Weighted average fair value of options granted	$4.36	$4.79
Intrinsic value of options exercised	1,018,046	963,211
Fair value of shares vested	2,600,554	2,011,936

A summary of the status of the Company’s nonvested shares as of December 31, 2007 and changes during the year then ended is presented below:

		Grant Date Fair Value
Nonvested at January 1, 2007	392,780	$4.32
Granted	309,547	4.36
Vested	(232,070)	4.42
Forfeited	(4,999)	4.32

Nonvested at December 31, 2007	465,258	$4.30

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

Mac-Gray Corporation 2001 Employee Stock Purchase Plan.    The Company established the Mac-Gray Corporation 2001 Employee Stock Purchase Plan (the “ESPP”) in May 2001. Under the terms of the ESPP, eligible employees may have between 1% and 15% of eligible compensation deducted from their pay to purchase Company Common Stock. The per share purchase price is 85% of the fair market value of the stock on, the lower of, the first day or the last day of each six month interval. Up to 200,000 shares may be offered pursuant to the ESPP. The plan includes certain restrictions, such as the holding period of the stock by employees. Currently there are 131 participants in the ESPP. The number of shares of Common Stock purchased through the ESPP was 17,534 and 49,446 for the years ended December 31, 2006 and 2007, respectively. There have been 173,875 shares purchased since the inception of the ESPP. At December 31, 2006 and 2007, the Company had

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

17. Employee Benefit and Stock Plans (Continued)

accumulated employee withholdings associated with this plan of $330 and $151 for acquisition of stock in 2007 and 2008, respectively.

18. Earnings Per Share

	Year Ended December 31,
	2005	2006	2007
Net income	$12,052	$856	$2,519

Weighted average number of common shares outstanding—basic	12,864	13,008	13,209
Effect of dilutive securities:
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