Form 10-K
period 2008-12-31
MAC-GRAY CORP
filed 2009-03-16
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2008 was $105,779,771

         As of March 10, 2009, 13,386,977 shares of common stock of the registrant, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrants' Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2009, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report. Such Proxy Statement shall not be deemed to be "filed" as part of this Annual Report on Form 10-K, except for those parts therein which have been specifically incorporated by reference herein.

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

        Mac-Gray Corporation was founded in 1927 and reincorporated in Delaware in 1997. Since its founding, Mac-Gray has grown to become the second largest laundry facilities management contractor in the United States. Through our portfolio of card- and coin-operated laundry equipment located in laundry facilities across the country, we provide laundry convenience to residents of multi-unit housing such as apartment buildings, condominiums, colleges and university residence halls, public housing complexes and hotels and motels. Based on our ongoing survey of colleges and universities, we believe that we are the largest provider of such services to the college and university market in the United States.

        We derive our revenue principally as a laundry facilities management contractor for the multi-unit housing industry. We manage laundry rooms under long-term leases with property owners, property management companies and colleges and universities. We refer to these leases as "laundry leases" or "management contracts" and this business as "laundry facilities management." In 2008, 84% of our consolidated revenue was derived from laundry facilities management. As of December 31, 2008, our laundry facilities management business had revenue- generating laundry equipment operating in 43 states and the District of Columbia.

        Intirion Corporation ("Intirion"), which operates our MicroFridge® branded product sales business, derives revenue through the sale and rental of a family of combination refrigerator/freezer/microwave ovens, or "Units," and other household appliances to colleges and universities, military bases, the hotel and motel market, and assisted living facilities. Intirion also derives revenue through the sale of commercial laundry equipment to the United States military and is also a national distributor of Maytag®, Whirlpool®, Amana®, Magic Chef®, KitchenAid®, and Estate® brands of appliances.

        Our laundry equipment sales unit sells and services commercial laundry equipment manufactured by Whirlpool Corporation, Dexter Laundry Company, American Dryer Corporation and Primus Laundry Company. This business unit sells commercial laundry equipment primarily to retail laundromats, hotels and similar institutional users that operate their own on-premise laundry facilities. We refer to this business as our "commercial laundry equipment sales business."

        Our reprographics business unit ("Copico"), which is immaterial to our operations, derives its revenue principally through managing college and municipal libraries' vended reprographic equipment, with operations concentrated in the Northeast United States. In the fourth quarter of 2006, we incurred an impairment charge for the write-off of a significant portion of the assets associated with the operations of this business unit.

Segment Information

        The following is a discussion of each of our reportable business segments: (i) Facilities Management and (ii) Product Sales. Financial information with regard to each business segment is reported in Note 14 to the Company's consolidated financial statements included in this report.

Facilities Management Segment

        Our facilities management segment includes both our laundry facilities management business and reprographics facilities management business. For the years ended December 31, 2007 and 2008, our facilities management segment accounted for approximately 82% and 84% of our total revenue, respectively, and 77% and 81% of our gross margin, respectively for each year.

Laundry Facilities Management Business

        Through our facilities management segment, we act as a laundry facilities management contractor with property owners or managers. We lease space within a property, in some instances improve the leased space with flooring, ceilings and other improvements ("betterments") and then install and service the laundry equipment and collect the payments. The property owner or manager is usually responsible for maintaining, cleaning, and securing the premises and payment of utilities. Under our long-term leases, we typically receive the exclusive right to provide and service laundry equipment within a multi-unit housing property in exchange for a negotiated percentage of the total revenue collected. We refer to this percentage as "facilities management rent." During the past five years, we have retained approximately 96% of our equipment base per year. Our gross additions to our equipment base for each of the years ended December 31, 2007 and 2008 through internally generated growth equaled 4% and 3%, respectively. Our additions, net of lost business, was 1% for the year ended December 31, 2007 and 0% for the year ended December 31, 2008. The machine base not retained is attributable to contracts the Company has chosen not to renew due to unacceptable profit margins, (including some acquired contracts that did not meet our performance criteria,) and condominium conversions. We believe that our ability to retain our existing equipment base and grow it through internally generated growth in equipment installations is indicative of our service of, and attention to, property owners and managers. We also provide our customers with proprietary technologies such as LaundryView™, LaundryLinx™ and our Client Resource Center, and we continue to invest in research and development of such technologies. We generally have the ability to set and adjust the vend pricing for our equipment based upon local market conditions.

        We have centralized our administrative and marketing operations at our corporate headquarters in Waltham, Massachusetts. We also operate sales and/or service centers in Alabama, Arizona (two locations), Colorado, Connecticut, Florida (two locations), Georgia, Illinois, Louisiana, Maine, Maryland, Massachusetts (two locations), New Jersey, New Mexico, New York (two locations), North Carolina, Oregon, Tennessee (two locations), Texas (four locations), Utah, Virginia, and Washington.

        We also generate revenue by leasing equipment to laundry customers who choose neither to purchase equipment nor to become a laundry facilities management customer, but instead wish to maintain their own laundry rooms. This leasing business generated revenue of $4.5 million and $5 million for the years ended December 31, 2007 and 2008, respectively, and is included in the laundry facilities management business unit.

        Our laundry facilities management business has certain intrinsic characteristics in both its industry and its customer base, including the following:

        Revenue.    We operate as a laundry facilities management contractor under long-term leases and other arrangements with property owners or managers. Our efforts are designed to maintain these customer relationships over the long-term. Our typical leases have an initial average term of approximately seven years, with an option to renew if mutually agreed upon by us and the owner or manager. Renewal of a lease usually involves renegotiated terms and new equipment. In each of the past five years, we have retained contracts representing approximately 96% of our equipment base per year.

        Customers.    As of February 1, 2009, we provided laundry equipment and related services to approximately 88,000 laundry rooms located in 43 states throughout the continental United States and the District of Columbia. As of February 1, 2009, no customer contract accounted for more than 1% of our laundry facilities management revenue. We serve customers in multi-unit housing facilities, including apartment buildings, college and university residence halls, condominiums, public-housing complexes and hotels and motels.

        Seasonality.    We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 13% of the laundry facilities management revenue for 2008. Academic facilities management revenue is derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, during the third calendar quarter when most colleges and universities are not in session, the Company increases its operating and capital expenditures when it has its greatest product installation activities. Product sales, principally of MicroFridge® branded products, to this market are typically higher during the third calendar quarter as compared to the rest of the calendar year, somewhat offsetting the seasonal effect of the laundry facilities management business unit.

        Competition.    The laundry facilities management industry is highly competitive, capital intensive and requires the delivery of reliable and prompt services to customers. We believe that customers consider a number of factors in selecting a laundry facilities management contractor, such as customer service, reputation, facilities management rent rates (including incentives,) advance rents, range of products and services, and technology. We believe that different types of customers assign varied weight to each of these factors and that no one factor alone determines a customer's selection of a laundry facilities management contractor. Within any given geographic area, we may compete with local independent operators, regional and multi-regional operators. The industry is highly fragmented; consequently, we have grown by acquisitions, as well as through new equipment placement. We believe that we are the second largest laundry facilities management contractor in North America.

        Impact of Occupancy Rates.    Our laundry facilities management revenue is affected by apartment and condominium occupancy rates. Occupancy rates in the multi-unit housing industry are affected by several factors. These factors include local economic conditions, local employment levels, mortgage interest rates as they relate to first-time homebuyers, and the supply of apartments in specific markets. We are somewhat protected from revenue decreases caused by declining occupancy rates due to the variation of markets served, the various types of multi-unit housing facilities therein, and the percentage of revenue derived from colleges and universities. We monitor independent market research data regarding trends in occupancy rates in our markets to better understand laundry facilities revenue trends and variations.

        Suppliers.    We currently purchase a large majority of the equipment that we use in our laundry facilities management business from Whirlpool Corporation ("Whirlpool".) In addition, we derive a portion of our revenue from our position as a distributor of Whirlpool manufactured appliances. We have maintained a relationship with Whirlpool and its predecessor, Maytag Corporation, since 1927.

Either party upon written notice may terminate the purchase and distribution agreements. A termination of, or substantial revision of the terms of, the contractual arrangements or business relationships with Whirlpool could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

Reprographics Facilities Management Business

        Our reprographics facilities management business unit, operating as Copico, is a provider of card- and coin-operated reprographics equipment and services to the academic and public library markets in the Northeast. Copico represented less than 1% of the Company's consolidated revenue in 2008.

        Copico's revenue and corresponding operating income have been declining since 1999 when college libraries, followed by public libraries, began to make reference material available to patrons electronically. As a result, in 2006 we recorded a pre-tax impairment charge of $2.5 million to write down the value of the reprographics business unit to its net realizable value. Copico continues to serve its customer base in a limited geographic area and is not seeking to expand the business.

Product Sales Segment

        Our product sales segment includes both Intirion and commercial laundry equipment sales. For the years ended December 31, 2007 and 2008, our product sales segment accounted for approximately 18% and 16% of our total revenue, respectively, and 23% and 19% of our gross margin, respectively.

Intirion Sales Business

        Revenue.    Our Intirion business unit consists of supplying combination refrigerator/ freezer/ microwave ovens ("Units") to multi-unit housing facilities such as military bases, hotels, motels, colleges and universities and assisted living facilities under the brand names MicroFridge® and to a lesser extent SnackMate™. The Intirion business unit revenue also includes sales of commercial laundry equipment to military installations. The Intirion business unit is a national distributor of Whirlpool®, Maytag®, Amana® Magic Chef®, KitchenAid® and Estate® brands of appliances. For the years ended December 31, 2007 and 2008, our Intirion business unit accounted for approximately 11% and 10% of our total revenue for each year.

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

        We believe that the product line carrying the MicroFridge® brand enhances our ability to provide multiple amenities to both its current customer base as well as future customers seeking one source to fill multiple needs.

        Customers.    The Intirion business unit revenue is derived from both the sale and rental of products carrying the MicroFridge® and SnackMate™ brands as well as revenue derived from the sale of other appliances. In 2008, the largest market was government living, consisting principally of military bases. In this market, the MicroFridge® branded product line is available through government contracts with various governmental agencies. MicroFridge® branded units have been installed at more than 200 United States government facilities throughout the world. The second largest market was the hospitality lodging industry and assisted living market throughout the United States, to which we sell both directly and through a network of independent dealers. We also sell into the academic living market composed of more than 1,800 colleges and universities across the United States that have on-campus residence halls. The MicroFridge® brands' presence in this market provides our sales staff with the opportunity to cross-sell the Company's laundry facility management services and refrigerator/microwave product line.

        Competition.    In addition to large direct sellers, the Intirion business unit also competes with major retail stores and local and regional distributors who sell various brand-name compact refrigerators as well as microwave ovens to the markets where the MicroFridge® brand has a presence. Although our combination units utilize Safe Plug™ internal circuitry, there has been continuing competition from "similar look" products utilizing an external circuitry control mechanism. There also exists local and regional competition in the combination appliance rental business. Management believes that its brand equity gained from being the first entrant in the market enables it to compete effectively against new entrants in the combination appliance business. Principal competitors for MicroFridge® branded products include Absocold, Avanti, General Electric, Sears, Tatung, Home Depot, Lowe's, Wal-Mart, and several companies focused on the college rental marketplace.

        Suppliers.    The Intirion business unit maintains original equipment manufacturer, or "OEM," arrangements with two primary manufacturers: Sanyo E&E Corporation ("Sanyo"), and Nisshin Industry Co. Ltd.

Commercial Laundry Equipment Sales and Services Business

        Through our commercial laundry equipment sales and services business, we are a significant distributor for several commercial laundry equipment manufacturers, primarily Whirlpool. We do not manufacture any of the commercial laundry equipment that we sell. As an equipment distributor, we sell commercial laundry equipment to public retail laundromats, as well as to the multi-unit housing industry. In addition, we sell commercial laundry equipment directly to institutional purchasers, including hospitals and hotels, for use in their own on-premise laundry facilities. We are certified by the manufacturers to service the commercial laundry equipment that we sell. Installation and repair services are provided on an occurrence basis, not on a contractual basis. Related revenue is recognized at the time the installation service, or other service, is provided to the customer. For the years ended December 31, 2007 and 2008, our laundry equipment sales business unit accounted for approximately and 7% and 6%, respectively, of our total revenue.

Employee Base

        As of February 17, 2009, the Company employed 939 full-time employees. No employee is covered by a collective bargaining agreement and the Company believes that its relationship with its employees is good.

Operating Characteristics

        We maintain a corporate staff as well as centralized finance, human resources, legal services, information technology, marketing and customer service departments. Regionally, we maintain service centers and warehouses staffed by local management, service technicians, collectors and inventory handlers. These facilities service the Facilities Management segment as well as commercial laundry equipment sales.

        The Facilities Management segment's sales and marketing efforts are conducted primarily by our own employees. Outside service providers are used periodically for various matters, including equipment installation. The Product Sales segment uses an internal sales force and independent distributors in parts of the United States where business opportunities do not warrant a direct sales force.

Backlog

        Due to the nature of our laundry facilities management business, backlogs do not exist. There is no significant backlog of orders in our two sales businesses.

Contact Information

        We file our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission, or "SEC." Our reports filed with the SEC are available at the SEC's website at www.sec.gov and the Company's website at www.macgray.com. The information contained on our website is not included as a part of, or incorporated by reference into, this annual report on Form 10-K.

        Our corporate offices are located at 404 Wyman Street, Suite 400, Waltham, Massachusetts, 02451-1212. Our telephone number is (781) 487-7600, its fax number is (781) 487-7606, and our email address for investor relations is ir@macgray.com.

Item 1A.    Risk Factors

        This annual report on Form 10-K contains statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are as follows:

If we are unable to establish new laundry facility leases, renew our existing laundry facility leases or retain relationships with our customers who are not subject to leases, our business, results of operations, cash flows and financial condition could be adversely affected.

        Our laundry facilities management business unit, which provided 84% of our total revenue for the year ended December 31, 2008, is highly dependent upon the renewal of leases with property owners and property management companies. Leases that we have entered into or renewed since 2001 provide for an average initial term of seven years. Approximately 10% to 15% of our leases are up for renewal each year. We have traditionally relied upon exclusive, long-term leases with our customers, as well as frequent customer interaction and an emphasis on customer service, to assure continuity of financial and operating results. We cannot guarantee that in the future we will be able to establish long-term leases with new customers or renew existing long-term leases as they expire on favorable terms, or at all.

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

        We must continue to make capital expenditures in order to maintain and replace our installed equipment base and implement new technology in our equipment. We must also make incentive payments to some property managers in order to secure new laundry leases and renew existing laundry leases. We cannot assure you that our resources or cash flows will be sufficient to finance anticipated capital expenditures and incentive payments for at least the next year. To the extent that available resources are insufficient to fund our capital needs, we may need to raise additional funds through public or private financings or curtail certain expenditures. These financings may not be available on favorable terms, or at all, and, in the case of equity financings, could result in dilution to stockholders. If we cannot maintain or replace our equipment as required or implement our new technologies, our results of operations, cash flows and financial condition could be materially and adversely affected.

If we are unable to continue our relationships with Whirlpool Corporation and other equipment suppliers, our revenues could be reduced, and our ability to meet customer requirements could be materially and adversely affected.

        We purchase a large majority of the equipment that we use in our laundry facilities management business unit from Whirlpool. In addition, we derive a portion of our product sales revenue from our position as a distributor of Whirlpool commercial laundry products. We cannot assure you that Whirlpool will continue its relationship with us. If Whirlpool terminates its relationship with us, our results of operations, cash flows and financial condition could be materially and adversely affected, and further, we may be unable to replace our relationship with Whirlpool with a comparable manufacturer on favorable terms, or at all.

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

        Our facilities management revenue from our operation of card- and coin-operated laundry equipment, particularly in the multi-unit housing sector, depends partially upon the level of tenant occupancy. The number of apartments occupied in an apartment building with a vended laundry facility directly affects our revenue. Extended periods of reduced occupancy in our clients' buildings could adversely affect our operations. The level of occupancy can be adversely affected by many market and general economic conditions, all of which are beyond our control, including:

  •
  economic recessions and increases in the unemployment rate;

  •
  increases in foreclosure rates among multi-housing units;

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

        The availability of funds for new investments and maintenance of existing equipment depends in large measure on capital markets and liquidity factors over which we can exert little control. Events over the past several months, including recent failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile.

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

Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires a reporting company such as ours to, among other things, annually review its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. If we are not able to achieve and maintain adequate compliance, or our independent auditors are not able to certify as to the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results of operations and financial condition.

Our Intirion products may be susceptible to product liability claims for which our current levels of insurance coverage may not be adequate.

        Through our Intirion business, we market and distribute combination refrigerator/freezer/ microwave oven units under the brand names MicroFridge® and SnackMate™. We market and distribute in-room safes under the brand name Intelli-Vault™. The sale and distribution of Intirion products, as well as other products, entails a risk of product liability claims. Although MicroFridge®, SnackMate™ and Intelli-Vault™ branded units are manufactured by third parties under contract with us, we may still be subject to risks of product liability claims related to these units. Potential product liability claims may exceed the amount of our product liability insurance coverage or may be excluded from that coverage. We cannot assure you that we will be able to renew our existing product liability insurance at a cost and level of coverage comparable to that currently in place, if at all. In the event that our Intirion business is held liable for a claim for which it is not indemnified or for damages exceeding the limits of available product liability insurance coverage, the claim could have a material adverse effect on our business, results of operations and financial condition.

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

        We own or license several registered and unregistered trademarks, including Mac-Gray®, Web®, Hof™, Automatic Laundry Company™, MicroFridge®, Intelligent Laundry®, LaundryView®, LaundryLinx™, PrecisionWash™, TechLinx™, VentSnake™, Intelli-Vault™, SnackMate™, LaundryAudit™ and e-issues™ that we use in the marketing and sale of our products. However, the degree of protection that these trademarks afford us is unknown and these trademarks may expire or be terminated. In the event that someone infringes on or misappropriates our trademarks, the brand images and reputation that we have developed could be damaged, which could have a material adverse effect on our business, results of operations and financial condition.

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

        In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company assesses goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may be impaired. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and the Company's market capitalization relative to its book value. The Company evaluated its goodwill for impairment as of December 31, 2008. The goodwill impairment review consists of a two-step process of first assessing the fair value and comparing to the carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, we would proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. Any such impairment loss would be recognized in the Company's results of operations in the period the impairment loss arose.

        A downward revision in the fair value of one of our reporting units could result in impairments of goodwill under SFAS 142. Any charge resulting from the application of SFAS 142 could have a significant negative effect on our reported earnings. In addition, our financial results could be negatively impacted by the application of existing and future accounting policies or interpretations of existing accounting policies, any continuing impact of SFAS 142 or any negative impact relating to the application of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

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

        As of December 31, 2008, our directors, executive officers, and certain of our stockholders related to such persons and their affiliates beneficially owned in the aggregate approximately 33.1% of the outstanding shares of our common stock (See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters" below). This percentage ownership does not include options to purchase 886,907 shares of our common stock held by some of these persons, which options were exercisable at, or within 60 days subsequent to, December 31, 2008. If all of these options had been exercised as of December 31, 2008, then these stockholders and their affiliates would have beneficially owned 37.3% of the outstanding shares of our common stock. Additionally, we have entered into a shareholders' agreement, dated June 26, 1997, with some of these stockholders that gives them rights of first offer to purchase shares of our common stock offered for sale by another stockholder party thereto (See Item 13, "Certain Relationships and Related Transactions below.) As a result of this concentration in ownership, these stockholders, acting together, have the ability to influence the outcome of the election of directors and all other matters requiring approval by a majority of stockholders. Circumstances may arise in which the interests of this group of stockholders could be in conflict with interests of other stockholders.

Provisions in our charter and bylaws, Delaware law, and the shareholders agreement could have the effect of discouraging takeovers.

        Specific provisions of our charter and bylaws, as described below and in Footnote 13 to the Consolidated Financial Statements; sections of the corporate law of Delaware; the shareholder agreement, and powers of our Board of Directors may discourage takeover attempts not first approved by the Board of Directors, including takeovers which some stockholders may deem to be in their best interests. These provisions and powers of the Board of Directors could delay or prevent the removal of incumbent directors or the assumption of control by stockholders, even if the particular removal or assumption of control would be beneficial to stockholders. These provisions and powers of the Board of Directors could also discourage or make more difficult a merger, tender offer or proxy contest, even if these events would be beneficial, in the short term, to the interests of some shareholders. The anti-takeover provisions and powers of the Board of Directors include, among other things:

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

Item 1B.    Unresolved SEC Staff Comments

        None.

Item 2.    Properties

        Mac-Gray rents approximately 32,000 square feet in Waltham, Massachusetts that it uses as its corporate headquarters and which houses the Company's administrative and central services. Mac-Gray owns a sales and service facility in Tampa, Florida consisting of approximately 12,000 square feet. At December 31, 2008, the Company had entered into a Purchase & Sale Agreement to sell the Tampa facility. Included in the agreement is a provision for Mac-Gray to lease back the building through April 30, 2009. At December 31, 2008, Mac-Gray leased the following regional facilities, which are largely operated as sales and service facilities, although limited administrative functions are also performed at many of them:

Location	Approximate Square Footage	Expiration Date
Albuquerque, New Mexico	6,600	4/2009
Beltsville, Maryland	22,432	8/2012
Buda, Texas	7,000	1/2011
Buffalo, New York	10,000	9/2010
Charlotte, North Carolina	10,640	3/2013
Chesapeake, Virginia	6,430	7/2013
College Station, Texas	1,250	12/2009
Colorado Springs, Colorado	4,800	5/2011
Deerfield Beach, Florida	10,469	5/2010
Denver, Colorado	21,688	3/2013
East Brunswick, New Jersey	14,400	7/2010
East Hartford, Connecticut	14,900	5/2013
El Paso, Texas	6,250	3/2012
Eugene, Oregon	2,500	6/2009
Euless, Texas	10,000	4/2009
Grand Junction, Colorado	3,575	5/2011
Gurnee, Illinois	22,521	4/2011
Gurnee, Illinois	12,000	7/2011
Hendersonville, Tennessee	11,000	4/2010
Houston, Texas	10,687	10/2010
Jessup, Maryland	10,361	3/2012
Lake City, Florida	1,125	4/2010
Lithia Springs, Georgia	10,675	2/2011
Lynnwood, Washington	17,467	6/2013
Memphis, Tennessee	11,250	10/2014
Metairie, Louisiana	4,000	4/2009
Oklahoma City, Oklahoma	2,250	11/2010
Orlando, Florida	2,100	12/2009
Pelham, Alabama	9,000	4/2010
Phoenix, Arizona	25,920	4/2009
Portland, Oregon	10,000	3/2011
Salt Lake City, Utah	6,675	6/2013
Syracuse, New York	8,400	10/2013
Tampa, Florida	12,800	4/2009
Tucson, Arizona	6,265	4/2014
Walpole, Massachusetts	19,000	5/2011
Waltham, Massachusetts	32,000	11/2015
Westbrook, Maine	5,625	7/2011
Woburn, Massachusetts	40,000	2/2016

        All properties are primarily utilized for the laundry facilities management business except for the Walpole, Massachusetts facility, which is utilized by both the Product Sales segment and Copico. The Product Sales segment also leases space at public warehouses, where rent is based on handling and the number of Units stored.

        We believe that our properties are generally well maintained and in good condition. We believe that our properties are adequate for present needs and that suitable additional or replacement space will be available as required.

Item 3.    Legal Proceedings

        From time to time, we are a party to litigation arising in the ordinary course of business. There can be no assurance that our insurance coverage will be adequate to cover any liabilities resulting from such litigation. In the opinion of management, any liability that we might incur upon the resolution of currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to vote of security holders during the fourth quarter of 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "TUC."

        The following table sets forth the high and low sales prices for our common stock on the NYSE for the periods indicated.

	Year Ended December 31, 2007		Year Ended December 31, 2008
	High	Low	High	Low
First Quarter	$16.14	$11.52	$12.89	$10.60
Second Quarter	$16.55	$14.36	$11.92	$8.58
Third Quarter	$17.25	$11.95	$12.75	$9.77
Fourth Quarter	$14.26	$9.90	$11.41	$6.13

        As of March 9, 2009 there were 134 shareholders of record of our common stock.

        We do not currently pay dividends to the holders of our common stock. We currently intend to retain future earnings, if any, for the development of our businesses and do not anticipate paying cash dividends on our common stock in the foreseeable future. Future determinations by the Board of Directors to pay dividends on our common stock would be based primarily upon the financial condition, results of operations, and business requirements. Dividends, if any, would be payable at the sole discretion of the Board of Directors out of the funds legally available therefore. In addition, the payment of dividends is significantly restricted under our senior credit facilities.

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

	Years Ended December 31,
	2004(1)	2005(2)	2006	2007(3)	2008(4)
Statement of Income Data:
Revenue	$182,694	$260,623	$279,327	$295,902	$363,593
Cost of revenue:
Cost of facilities management revenues	93,512	142,052	153,861	162,839	207,233
Depreciation and amortization	20,747	31,337	35,156	37,410	47,499
Cost of product sales	30,821	36,173	37,352	40,347	44,892

Total cost of revenue	145,080	209,562	226,369	240,596	299,624

Operating expenses:
General and administration	11,078	14,164	17,826	18,075	19,834
Sales and marketing	13,005	16,097	16,248	16,364	18,732
Depreciation and amortization	1,047	1,189	1,589	1,611	1,724
Gain on sale of assets	(1,208)	(10,735)	(32)	(254)	(21)
Loss on early extinguishment of debt	183	668	73	—	207
Impairment of assets	—	—	2,502	—	—

Total operating expenses	24,105	21,383	38,206	35,796	40,476

Income from operations	13,509	29,678	14,752	19,510	23,493
Interest expense, net	4,312	10,939	13,653	13,745	20,871
(Gain) loss related to derivative instruments	—	(1,876)	96	1,737	1,804

Income before provision for income taxes	9,197	20,615	1,003	4,028	818
Provision for income taxes	3,934	8,563	147	1,509	277

Net income available to common stockholders	$5,263	$12,052	$856	$2,519	$541

Net income per common share—basic	$0.41	$0.94	$0.07	$0.19	$0.04

Net income per common share—diluted	$0.40	$0.91	$0.06	$0.18	$0.04

Weighted average common shares outstanding—basic	12,702	12,864	13,008	13,209	13,346

Weighted average common shares outstanding—diluted	13,028	13,283	13,448	13,680	13,706

Other Financial Data:
EBITDA(5)	35,303	64,080	51,401	56,794	70,912
Depreciation and amortization	21,794	32,526	36,745	39,021	49,223
Capital expenditures(6)	17,826	26,380	25,911	27,154	25,303
Cash flows provided by operating activities	37,108	37,798	36,403	43,645	56,725
Cash flows used in investing activites	(57,101)	(120,251)	(44,975)	(73,387)	(131,101)
Cash flows provided by financing activities	21,188	87,008	9,520	31,073	79,887
Balance Sheet Data (at end of period):
Working capital	(2,737)	(1,673)	2,064	2,551	10
Long-term debt and capital lease obligations, including current portion	73,328	166,678	177,068	208,521	301,292
Long-term debt and capital lease obligations, net of current portion	67,225	165,493	175,823	207,169	295,821
Total assets	202,330	324,917	339,004	383,537	490,004
Stockholders' equity	75,936	88,601	91,640	97,844	97,964

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

(4)
Includes the results of operations of the western and southern region laundry facilities management assets acquired on April 1, 2008 from Automatic Laundry Company, Ltd. for approximately $116,000.

(5)
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

(6)
Excludes $1,579, $1,499, $1,776, $2,003 and $1,774 in 2004, 2005, 2006, 2007, and 2008, respectively, of capital leases associated with vehicles acquired and used in the operation of the Company.

        The following is a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Years Ended December 31,
	2004(1)		2005(2)		2006	2007(3)	2008(4)
Net income	$5,263		$12,052		$856	$2,519	$541
Add:
Provision for income taxes	3,934		8,563		147	1,509	277
Cost of revenue depreciation and amortization expense	20,747		31,337		35,156	37,410	47,499
Operating expense depreciation and amortization expense	1,047		1,189		1,589	1,611	1,724
Interest expense, net	4,312		10,939		13,653	13,745	20,871

EBITDA(5)	35,303		64,080		51,401	56,794	70,912
Add (Subtract):
Gain on sale of certain assets, net	(1,218	)(10)	(10,767	)(11)	—	—	—
Stock compensation expense	—		—		1,147	1,814	2,271
Impairment of assets(6)	—		—		2,502	—	—
(Gain) loss related to derivative instruments(7)	—		(1,876)		96	1,737	1,804
Loss related to 2005 hurricanes(8)	—		316		—	—	—
Loss on early extinguishment of debt(9)	183		668		73	—	207

Adjusted EBITDA(5)	$34,268		$52,421		$55,219	$60,345	$75,194

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

(4)
Includes the results of operations of the western and southern region laundry facilities management assets acquired on April 1, 2008 from Automatic Laundry Company, Ltd. for approximately $116,000.

(5)
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

(6)
Represents a pre-tax charge associated with the reprographics business unit.

(7)
The (gain) loss related to derivative instruments is the consequence of interest rate swaps which had previously qualified for hedge accounting no longer qualifying for such treatment as a result of a separate and distinct refinancing of our credit facility in 2005. Management does not expect its other interest rate swaps to fail to qualify for hedge accounting treatment in future periods because the Company does not currently expect further refinancings of the facility prior to its maturity in 2013. For interest rate swaps that do qualify as hedged instruments, changes in mark to market will continue to be recorded in Other Comprehensive Income and not in the income statement. Including the fluctuation in the fair value of the derivative instruments in the reconciliation of net income as reported to net income as adjusted allows for a more consistent comparison of the operating results of the Company. The fair value of the derivatives is ultimately zero at the time of settlement. Thus, over the life of the derivative instruments the net impact to the Company's operating results will be zero as any income or loss recorded in prior periods will be reversed in subsequent periods.

(8)
Represents a loss of fixed assets and inventory incurred during the hurricanes of 2005.

(9)
Each of the losses on early extinguishment of debt resulted from separate and distinct refinancings of our senior credit facility in 2003, 2005, 2006 and 2008 and is not related to the performance of the Company's business. Each of the losses reflects only the unamortized cost of the prior bank financing which had been allocated to banks which did not participate in the replacement financing agreement. Because the losses were triggered by refinancings of our senior credit facility and the Company does not currently expect further refinancings of the facility prior to its maturity in 2013, management believes that the impact of this item on the Company's financial results will not continue beyond 2008.

(10)
Represents a pretax gain recognized in connection with the sale of certain laundry facilities management assets and related contracts.

(11)
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

Overview

        Mac-Gray was founded in 1927 and re-incorporated in Delaware in 1997. We conduct our business in the following four business units: (1) the laundry facilities management business unit, through which we manage laundry facilities in multi-unit housing; (2) the Intirion business unit, through which we sell a line of combination refrigerator/freezer/microwave oven units and Whirlpool appliances under the MicroFridge® and Snackmate™ brands to multi-unit housing facilities such as hospitality and assisted living facilities, military housing, and colleges and universities; (3) the commercial laundry equipment sales business unit, through which we sell commercial laundry equipment; and (4) the reprographics business unit, through which we provide reprographics equipment and services to the academic and public library markets. We report our business in two segments: facilities management and product sales. Facilities management consists of our laundry facilities management and reprographics business units. Product sales consist of our commercial laundry equipment sales and Intirion business units.

        Our core business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base and predictable capital needs. For the years ended December 31, 2007 and 2008, our total revenue was $295,902 and $363,593, respectively. Approximately 81% and 84% of our total revenue for these periods, respectively, was generated by our laundry facilities management business unit. We generate laundry facilities management revenue primarily through long-term leases with property owners or property management companies granting us the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties, in exchange for a negotiated portion of the revenue we collect. As of December 31, 2008, approximately 90% of our installed machine base was located in laundry facilities subject to long-term leases, with a weighted average remaining term of approximately five years. Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card- and coin-operated systems, incentive payments to property owners or property management companies and/or expenses to refurbish laundry facilities. Our capital expenditures consist of a large number of relatively small amounts associated with our entry into or renewal of leases. Accordingly, our capital needs are predictable and largely within our control. For the years ended December 31, 2007 and 2008, we incurred approximately $27,200 and $25,300 of capital expenditures, respectively. In addition, we make incentive payments to property owners and property management companies to secure our lease arrangements. We paid $3,822 and $4,465 in incentive payments in the years ended December 31, 2007 and 2008, respectively.

        In addition, through our product sales segment, we generate revenue by selling commercial laundry equipment, our line of combination refrigerator/freezer/microwave oven units under the MicroFridge® and SnackMate™ brands and we are a national distributor of the full lines of Whirlpool®, Maytag®, Amana® Magic Chef®, KitchenAid®, Estate®, domestic laundry and kitchen appliances. For the years ended December 31, 2007 and 2008, our product sales segment accounted for approximately 18% and 16% of our total revenue, respectively, and 23% and 19% of our gross margin, respectively.

        Our financial objective is to maintain and enhance profitability by retaining existing customers, adding customers in areas in which we currently operate, selectively expanding our geographic footprint and density through acquisitions, and controlling costs. One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. We experience competition from other industry participants, including national, regional and local laundry facilities management operators and from property owners and property management companies who self-operate their laundry facilities. We devote substantial resources to our marketing and sales efforts and we focus on continued innovation in order to distinguish us from competitors. Approximately 10% to 15% of our laundry room leases are up for renewal each year. Over the past five calendar years, we have been able to retain, on average, approximately 96% of our total installed equipment base each year. Our gross additions to our equipment base for each of the years ended December 31, 2007 and 2008 through internally generated growth equaled 4% and 3%, respectively. Our additions, net of lost business, was 1% for the year ended December 31, 2007 and 0% for the year ended December 31, 2008. The machine base not retained is attributable to contracts the Company has chosen not to renew due to unacceptable profit margins, (including some acquired contracts that did not meet our performance criteria,) and condominium conversions.

        The Intirion business unit derives revenue through the sale and rental of its MicroFridge® and SnackMate™ branded appliances to the hospitality industry and assisted living market, military bases and colleges and universities. The Intirion business unit also derives revenue through the sales of laundry equipment to the United States government and sales of kitchen appliances to the multi-housing market.

        On April 1, 2008, we acquired Automatic Laundry Company, Ltd., ("ALC") which operates in several western and southern states. The cost of the acquisition was approximately $116,200 and was funded by bank borrowings of approximately $106,200 and an unsecured note to the seller for $10,000. The note to the seller bears an annual interest rate of 9% and matures on April 1, 2010. This acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). The total purchase price of this acquisition has been allocated to the acquired assets and liabilities, based on estimates of their related fair value. Commencing on April 1, 2008, we began to operate the acquired assets from the same facilities ALC operated from while we began the consolidation of ALC's facilities and our current facilities in markets where they overlap. Our operations were fully integrated at December 31, 2008. The acquisition of this business addresses our growth objectives by increasing density within the markets we already serve. Since the ALC acquisition, we have paid down approximately $29,000 of bank debt.

Results of Operations (Dollars in thousands, except per share data)

        The information presented below for the years ended December 31, 2007 and 2008 is derived from Mac-Gray's consolidated financial statements and related notes included in this report.

Revenue

			2008 to 2007
	2007	2008	Increase (Decrease)	% Change
Laundry facilities management	$240,944	$304,840	$63,896	27%
Reprographics revenue	1,859	1,249	(610)	(33)%

Total facilities management revenue	242,803	306,089	63,286	26%

Intirion sales revenue	33,418	36,364	2,946	9%
Commercial laundry equipment sales revenue	19,681	21,140	1,459	7%

Total product sales revenue	53,099	57,504	4,405	8%

Total revenue	$295,902	$363,593	$67,691	23%

Fiscal year ended December 31, 2008 compared to fiscal year ended December 31, 2007

        Total revenue increased by $67,691, or 23%, to $363,593 for the year ended December 31, 2008 compared to $295,902 for the year ended December 31, 2007. This growth in revenue is primarily attributable to an increase in laundry facilities management revenue associated with our acquisition of ALC in 2008.

        Facilities management revenue.    Total facilities management revenue increased $63,286, or 26%, to $306,089 for the year ended December 31, 2008 compared to $242,803 for the year ended December 31, 2007. This increase is attributable to the revenue associated with the laundry facilities management businesses acquired from Hof Service Company, Inc. ("Hof") on August 8, 2007 and ALC on April 1, 2008, which accounted for $14,407 and $46,904, respectively, of the total increase.

        Within the facilities management segment, revenue in the laundry facilities management business unit increased $63,896, or 27%, to $304,840 for the year ended December 31, 2008 compared to $240,944 for the year ended December 31, 2007. The laundry facilities management revenue generated by the acquired assets during 2007 and 2008 accounted for all of the increase in 2008 over 2007. Higher apartment vacancy rates, and consequently reduced usage of our equipment in some of our markets, eclipsed some of the growth in other of our markets. Management tracks apartment vacancy rates with independent geographical market data which generally corresponds with changes in equipment usage and related revenue.

        Revenue in the reprographics business unit decreased $610, or 33%, to $1,249 for the year ended December 31, 2008 compared to $1,859 for the year ended December 31, 2007. In the years ended December 31, 2007 and 2008, the reprographics business unit accounted for less than 1% of consolidated revenue for each year. We expect revenue from the reprographics business unit to continue to decline.

        Product sales revenue.    Product sales revenue increased $4,405, or 8%, to $57,504 for the year ended December 31, 2008 compared to $53,099 for the year ended December 31, 2007. The increase in revenue for the year ended December 31, 2008 as compared to the same period in 2007 is attributable to increases in revenue in both the Intirion and laundry equipment sales business units. In 2009, we anticipate a decline of 20% to 30% from 2008's revenue levels and continued pressure on operating margins. We expect product sales to be affected by customers reducing their capital equipment spending, particularly colleges and universities, hotel franchisees, and the Department of Defense, as well as potential and existing laundromat investors and owners.

        Revenue in the Intirion business unit increased $2,946, or 9%, to $36,364 for the year ended December 31, 2008 compared to $33,418 for the year ended December 31, 2007. The increase is primarily attributable to an increase in sales in both the government market and the academic market. Sales in the retail sector also increased as compared to 2007. Sales declined in the hospitality and property management sectors. Our sales to the government may continue to fluctuate based on shifting budget priorities as well as the timing of the release of funds for military housing initiatives. Sales into the academic market have benefited from the trend by colleges and universities to provide additional amenities to students. Sales in the hospitality sector had benefited in recent years from an increase in capital spending by that industry. The level of spending by the hospitality industry began to level off in 2007 and that trend continued in 2008. We expect a decrease in capital spending in the hospitality and academic markets in 2009.

        Revenue in the commercial laundry equipment sales business unit increased $1,459, or 7%, to $21,140 for the year ended December 31, 2008 compared to $19,681 for the year ended December 31, 2007. One single transaction accounted for $1,718 or 8% of the revenue in 2008. Sales in the commercial laundry equipment sales business unit are sensitive to the strength of the local economy, consumer confidence, local permitting and the availability and cost of financing to small businesses, and therefore, tend to fluctuate from period to period. We anticipate that tight credit markets will make obtaining financing a challenge for some potential customers.

Cost of revenue

        Cost of facilities management revenue.    Cost of facilities management revenue includes rent paid to customers as well as costs associated with installing and servicing machines, costs of collecting, counting, and depositing facilities management revenue and the costs of delivering and servicing rented facilities management equipment. Cost of facilities management revenue increased $44,394, or 27%, to $207,233 for the year ended December 31, 2008, as compared to $162,839 for the year ended December 31, 2007. This increase is attributable primarily to the $30,704 increase in the cost of facilities management rent associated with the increase in facilities management revenue. The balance of the cost increase is primarily attributable to the cost of servicing the acquired portfolio. Cost of facilities management revenue as a percentage of facilities management revenue was 68% for the year ended December 31, 2008 compared to 67% for the year ended December 31, 2007. The change in facilities management rent as a percentage of facilities management revenue was caused primarily by the acquired portfolio. It can also be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and room betterments are amortized over the life of the laundry lease.

        Depreciation and amortization related to operations.    Depreciation and amortization related to operations increased by $10,089, or 27%, to $47,499 for the year ended December 31, 2008 as compared to $37,410 for the year ended December 31, 2007. Laundry facilities management equipment and contract rights are depreciated and amortized using the straight-line method. The increased depreciation and amortization expense is attributable to the amortization of contracts acquired in the ALC and Hof transactions, new equipment placed in laundry facilities at new locations, and replacement of older equipment with new equipment as contracts were renegotiated. In addition, due to management's decision not to recondition and redeploy equipment that is in need of significant repairs and is not as energy efficient as newer equipment, we disposed of certain laundry equipment in 2008 and 2007 that had a remaining net book value of $642 and $542, respectively. These costs are included in depreciation expense.

        Cost of product sales.    Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® branded equipment and parts and supplies sold, as well as salaries and related warehousing expenses as part of the product sales segment. Cost of product sales increased by $4,545, or 11%, to $44,892 for the year ended December 31, 2008 as compared to $40,347 for the year ended December 31, 2007. As a percentage of sales, cost of product sold was 78% for the year ended December 31, 2008 compared to 76% in 2007. The gross margin on product sales includes the gross margins from the commercial laundry equipment sales and Intirion business units. The gross margin in the commercial laundry equipment sales business unit decreased to 18% for the year ended December 31, 2008 as compared to 25% for the same period in 2007. The decrease in margin is primarily the result of competitive pricing pressures. We expect competitive pressures to continue to affect gross margins. Also contributing to changes in gross margin were costs incurred to enter into three new markets for which there was little revenue in 2008. The gross margin in the Intirion business unit was consistent at 23% for the year ended December 31, 2008 and 2007.

Operating expenses

        General, administration, sales, marketing and depreciation and amortization expense.    General, administration, sales, marketing and depreciation and amortization expense increased by $4,240, or 12%, to $40,290 for the year ended December 31, 2008 as compared to $36,050 for the year ended December 31, 2007. As a percentage of total revenue, general, administration, sales, marketing, depreciation and amortization expense decreased to 11% for the year ended December 31, 2008 compared to 12% for the year ended December 31, 2007. The increased expense for the year ended December 31, 2008 as compared to 2007 is primarily attributable to additional costs related to our acquisition of ALC. The synergies realized in the acquisition contributed to the reduction of costs as a percentage of revenue.

        Loss on early extinguishment of debt.    Effective April 1, 2008 and in conjunction with our acquisition of ALC, we amended our bank credit facilities. As a result of this amendment, a portion of the unamortized financing costs amounting to $207, which had been incurred as part of the prior credit facility, was expensed in 2008.

        Gain on sale of assets.    Gain on sale of assets represents the gain from the sale of vehicles and other non-inventory assets in the ordinary course of business.

Income from operations.

        Income from operations increased by $3,983, or 20%, to $23,493 for the year ended December 31, 2008 as compared to $19,510 for the year ended December 31, 2007. Excluding loss on early extinguishment of debt, income from operations, as adjusted, would have been $23,700 for the year ended December 31, 2008, compared to $19,510 for the year ended 2007, or an increase of 21%. This increase is primarily due to our acquisition of ALC as well as the other reasons discussed above. We have supplemented the consolidated financial statements presented according to generally accepted accounting principles (GAAP), using a non-GAAP financial measure of adjusted income from operations. Non-GAAP financial measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The Company's non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with the Company's consolidated financial statements prepared in accordance with GAAP. Management believes presentation of this measure is useful to investors to enhance an overall understanding of our historical financial performance and future prospects. Adjusted income from operations, which is adjusted to exclude certain gains and losses from the comparable GAAP income from operations, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for income from operations or other measures prepared in accordance with GAAP.

        A reconciliation of income from operations in accordance with GAAP to income from operations, as adjusted, is provided below:

	Years ended December 31,
	2007	2008
Income from operations	$19,510	$23,493
Loss on early extinguishment of debt(1)	—	207

Income from operations, as adjusted	$19,510	$23,700

(1)
The loss on early extinguishment of debt resulted from a refinancing of our senior credit facility and is not related to the performance of the Company's business. The loss reflects only the unamortized cost of the prior bank financing which had been allocated to banks which did not participate in the replacement financing agreement. Because the loss was triggered by a refinancing of the Company's senior credit facility and the Company does not currently expect further refinancings of the facility prior to its maturity in 2013, management believes that the impact of this item on the Company's financial results will not continue beyond 2008.

Interest expense, net

        Interest expense, net of interest income, increased by $7,126, or 52%, to $20,871 for the year ended December 31, 2008 as compared to $13,745 for the year ended December 31, 2007. The increase is attributable to an increase in the average borrowing in 2008 compared to 2007 resulting from our acquisition of ALC. The increase in borrowing was offset, in part, by lower average interest rates. The average borrowing rate was 6.7% for the year ended December 31, 2008 as compared to 7.1% for the year ended December 31, 2007.

Gain or loss related to derivative instruments

        We are party to interest rate swap agreements which we entered into to protect the interest rates on our debt. Certain of these swap agreements do not qualify as cash flow hedges. In accordance with the guidelines for accounting for derivatives, a non-cash expense of $1,804 and $1,737 has been charged to the income statement for the years ended December 31, 2008 and 2007, respectively.

Provision for income taxes

        The provision for income taxes decreased by $1,232, or 82%, to $277 for the year ended December 31, 2008 compared to $1,509 for the year ended December 31, 2007. The change is the result of a decrease in income before taxes, a reduction in the reserve for uncertain tax positions and the impact of an amendment to Massachusetts tax laws which will decrease payment on timing items which become taxable after January 1, 2009. The Company reduced its reserve for uncertain tax positions by $204 in conjunction with the completion of the Internal Revenue Service tax audits through 2005. The Company reduced its provision for income taxes by $198 in conjunction with the amendment to Massachusetts tax laws. The decrease was partially offset by increases in state income taxes and an increase in the state net operating loss valuation allowance. The result of all of the above was to reduce the effective tax rate to 33.8% from 37.5% for the year ended December 31, 2008, compared to the same period in 2007. The effective tax rate, without considering the impact of the reductions in the reserve in 2007 and 2008 and the impact of the change in state deferred rates, increased from 54.2% to 82.9% for the year ended December 31, 2008 compared to the same period in 2007. The increase in the effective tax rate for the year ended December 31, 2008 compared to the same periods in 2007 is due primarily to an increase in the non-deductible expenses as a percent of total taxable income.

Net income

        As a result of the foregoing, net income decreased $1,978, or 79%, to $541 for the year ended December 31, 2008 as compared to $2,519 for the year ended December 31, 2007. Net income, as adjusted for the items in the table below, decreased $1,734, or 48%, to $1,871 for the year ended December 31, 2008 as compared to $3,605 for the year ended December 31, 2007.

        A reconciliation of net income, as reported to net income, as adjusted is provided below:

	Years Ended December 31,
	2007	2008
Net income, as reported	$2,519	$541

Income before provision for income taxes, as reported	$4,028	$818
Loss related to derivative instruments(1)	1,737	1,804
Loss on early extinguishment of debt(2)	—	207

Income before provision for income taxes, as adjusted	5,765	2,829
Provision for income taxes, as adjusted	2,160	958

Net income, as adjusted	$3,605	$1,871

Diluted earnings per share, as adjusted	$0.26	$0.14

(1)
Represents the un-realized loss on interest rate protection contracts, which do not qualify for hedge accounting treatment. The (gain) loss related to derivative instruments is the consequence of interest rate swaps which had previously qualified for hedge accounting no longer qualifying for such treatment as a result of a separate and distinct refinancing of our credit facility in 2005. Management does not expect its other interest rate swaps to fail to qualify for hedge accounting treatment in future periods because the Company does not currently expect further refinancings of the facility prior to its maturity in 2013. For interest rate swaps that do qualify as hedged instruments, changes in mark to market will continue to be recorded in Other Comprehensive Income and not in the income statement. Including the fluctuation in the fair value of the derivative instruments in the reconciliation of net income as reported to net income as adjusted allows for a more consistent comparison of the operating results of the Company. The fair value of the derivatives is ultimately zero at the time of settlement. Thus, over the life of the derivative instruments the net impact to the Company's operating results will be zero as any income or loss recorded in prior periods will be reversed in subsequent periods.

(2)
The loss on early extinguishment of debt resulted from a refinancing of our senior credit facility and is not related to the performance of the Company's business. The loss reflects only the unamortized cost of the prior bank financing which had been allocated to banks which did not participate in the replacement financing agreement. Because the loss was triggered by a refinancing of the Company's senior credit facility and the Company does not currently expect further refinancings of the facility prior to its maturity in 2013, management believes that the impact of this item on the Company's financial results will not continue beyond 2008.

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

        Depreciation and amortization related to operations.    Depreciation and amortization related to operations increased by $2,254, or 6%, to $37,410 for the year ended December 31, 2007 as compared to $35,156 for the year ended December 31, 2006. Laundry facilities management equipment and contract rights are depreciated and amortized using the straight-line method. The increased depreciation and amortization expense is attributable to the amortization of acquired contracts, new equipment placed in laundry facilities at new locations, and replacement of older equipment with new equipment as contracts were renegotiated. In addition, due to management's decision not to recondition and redeploy equipment that is not as energy efficient as newer equipment, we disposed of certain laundry equipment in 2007 and 2006 that had a remaining net book value of $542 and $847, respectively. These costs are included in depreciation expense.

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

(2)
The loss on early extinguishment of debt resulted from a refinancing of our senior credit facility and is not related to the performance of the Company's business. The loss reflects only the unamortized cost of the prior bank financing which had been allocated to banks which did not participate in the replacement financing agreement. Because the loss was triggered by a refinancing of the Company's senior credit facility and the Company does not currently expect further refinancings of the facility prior to its maturity in 2013, management believes that the impact of this item on the Company's financial results will not continue beyond 2008.

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

        A reconciliation of net income, as reported to net income, as adjusted is provided below

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

(1)
Represents the un-realized loss on interest rate protection contracts, which do not qualify for hedge accounting treatment. The (gain) loss related to derivative instruments is the consequence of interest rate swaps which had previously qualified for hedge accounting no longer qualifying for such treatment as a result of a separate and distinct refinancing of our credit facility in 2005. Management does not expect its other interest rate swaps to fail to qualify for hedge accounting treatment in future periods because the Company does not currently expect further refinancings of the facility prior to its maturity in 2013. For interest rate swaps that do qualify as hedged instruments, changes in mark to market will continue to be recorded in Other Comprehensive Income and not in the income statement. Including the fluctuation in the fair value of the derivative instruments in the reconciliation of net income as reported to net income as adjusted allows for a more consistent comparison of the operating results of the Company. The fair value of the derivatives is ultimately zero at the time of settlement. Thus, over the life of the derivative instruments the net impact to the Company's operating results will be zero as any income or loss recorded in prior periods will be reversed in subsequent periods.

(2)
The loss on early extinguishment of debt resulted from a refinancing of our senior credit facility and is not related to the performance of the Company's business. The loss reflects only the unamortized cost of the prior bank financing which had been allocated to banks which did not participate in the replacement financing agreement. Because the loss was triggered by a refinancing of the Company's senior credit facility and the Company does not currently expect further refinancings of the facility prior to its maturity in 2013, management believes that the impact of this item on the Company's financial results will not continue beyond 2008.

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

Liquidity and Capital Resources (Dollars in thousands)

        We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings under our revolving loan facility described below. Included in the capital requirements that we expect to be able to fund during 2009 is approximately $30,000 of laundry equipment, laundry room betterments, and contract incentives incurred in connection with new customer leases and the renewal of existing leases.

        The availability of funds for new investments and maintenance of existing equipment depends in large measure on capital markets and liquidity factors over which we can exert little control. Events over the past several months, including recent failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile.

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

        Our current long-term liquidity needs are principally the repayment of the outstanding principal amounts of our long-term indebtedness, including borrowings under our senior credit facility, our senior notes and the ALC sellers note. Further, our senior credit facility matures on April 1, 2013 and our senior notes mature in August 2015. We expect that we will need to refinance these obligations and will require external financing to do so. We cannot make any assurances that such financing would be available on reasonable terms, if at all.

Operating Activities

        For the years ended December 31, 2006, 2007 and 2008, cash flows provided by operating activities were $36,403, $43,645, and $56,725 respectively. Cash flows from operations consist primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and selling, general and administration expenses. The increase for the year ended December 31, 2008 as compared to the year ended December 31, 2007 is primarily attributable to ordinary changes in working capital. In 2008, the most significant increases in cash flows provided by operating activities were depreciation and amortization expense, accounts payable, accrued facilities management rent, accrued expenses and other liabilities, non-cash expense related to stock compensation, derivative instruments, and a decrease in inventory. The increase in depreciation and amortization expense and related deferred income taxes is primarily attributable to the contract rights and equipment acquired in 2008. The most significant decreases in cash flows provided by operating activities were caused by an increase in prepaid facilities management rent and other assets, and a decrease in deferred taxes attributable to our ALC acquisition.

Investing Activities

        For the years ended December 31, 2006, 2007 and 2008, cash flows used in investing activities were $44,975, $73,387, and $131,101 respectively. The increase for the year ended December 31, 2008 as compared to the year ended December 31, 2007 is attributable to payments for acquisitions of laundry facilities management assets of $106,213 in 2008 compared to $46,626 in 2007. Other capital expenditures for the years ended December 31, 2008 and 2007 totaled $25,303 and $27,154, respectively.

Financing Activities

        For the years ended December 31, 2006, 2007 and 2008, cash flows provided by financing activities were $9,520, $31,073, and $79,887, respectively. Cash flows provided by financing activities consist primarily of proceeds from and repayments of bank borrowings, which increased in 2008 due to borrowings to fund acquisitions.

        Concurrent with the acquisition of ALC, we entered into the 2008 Secured Credit Facility with a bank syndicate led by Bank of America, N.A. The 2008 Secured Credit Facility consists of a senior secured credit agreement (the "Secured Credit Agreement") and a senior unsecured credit agreement (the "Unsecured Credit Agreement" and, together with the Secured Credit Agreement, the "Credit Agreements"). Pursuant to the Secured Credit Agreement, we may borrow up to $170,000 in the aggregate, including $40,000 pursuant to the 2008 Secured Term Loan and up to $130,000 pursuant to the 2008 Secured Revolver. The 2008 Secured Term Loan requires quarterly principal payments of $1,000 at the end of each calendar quarter commencing June 30, 2008 and ending December 31, 2012, with the remaining principal balance of $21,000 due on April 1, 2013. The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the "Swingline Loans") and any Swingline Loans will reduce the borrowings available under the Secured Revolver. Subject to certain terms and conditions, the Secured Credit Agreement gives us the option to establish additional term and/or revolving credit facilities there under, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000. The Unsecured Credit Agreement allows us to borrow up to $15,000 pursuant to a revolving loan facility that terminates on April 1, 2009 (the "Unsecured Revolver"). We terminated the Unsecured Revolver on January 2, 2009.

        The Credit Agreements replace our Amended and Restated Credit Agreement, dated as of December 21, 2006, with a syndicate of financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (as amended as of August 8, 2007 and as otherwise amended, the "Prior Credit Agreement").

        We used the Term Loan, $126,200 of Secured Revolver borrowings, $1,100 of Unsecured Revolver borrowings and $200 of cash on hand to finance the cash portion of the purchase price for the ALC acquisition, to repay all of the outstanding obligations under the Prior Credit Agreement ($60,500), and to pay $1,500 of fees, related costs and expenses.

        Borrowings outstanding under the Secured Credit Agreement bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 2.00% to 2.50% per annum (currently 2.50%), determined by reference to our senior secured leverage ratio, and (ii) in the case of base rate loans and Swingline Loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by Bank of America, N.A. as its "prime rate," in each case, plus an applicable percentage, ranging from 1.00% to 1.50% per annum (currently 1.50%), determined by reference to our senior secured leverage ratio.

        The obligations under the Secured Credit Agreement are guaranteed by our subsidiaries and secured by (i) a pledge of 100% of the ownership interests in our subsidiaries, and (ii) a first-priority security interest in substantially all our tangible and intangible assets. The obligations under the Unsecured Credit Agreement also are guaranteed by our subsidiaries.

        Under the Credit Agreements, we are subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.50 to 1.00 (4.25 to 1.00 commencing July 1, 2009), a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds. Certain of these covenants are more restrictive during the period that the Unsecured Credit Agreement is in effect.

        The Credit Agreements provide for customary events of default with, in some cases, corresponding grace periods, including (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any representation or warranty made by us proving to be incorrect in any material respect, (iv) payment defaults relating to, or acceleration of, other material indebtedness, (v) certain bankruptcy, insolvency or receivership events affecting us, (vi) a change in our control, (vii) the Company or its subsidiaries becoming subject to certain material judgments, claims or liabilities, or (viii) a material defect in the lenders' lien against the collateral securing the obligations under the Secured Credit Agreement.

        In the event of an event of default, the Administrative Agent may, and at the request of the requisite number of lenders under the applicable Credit Agreement must, terminate the lenders' commitments to make loans under the Credit Agreements and declare all obligations under the Credit Agreements immediately due and payable. For certain events of default related to bankruptcy, insolvency and receivership, the commitments of the lenders will be automatically terminated and all outstanding obligations of the Company under the Credit Agreements will become immediately due and payable.

        We pay a commitment fee equal to a percentage of the actual daily-unused portion of the Secured Revolver under the Secured Credit Agreement. This percentage, currently 0.500% per annum, will be determined quarterly by reference to our senior secured leverage ratio and will range between 0.375% per annum and 0.500% per annum.

Future payments:

        As of December 31, 2008, the scheduled future principal payments on the 2008 Secured Credit Facility are as follows:

2009	$4,000
2010	4,000
2011	4,000
2012	4,000
2013	121,940

$137,940

        In addition, the $10,000 note to the seller in conjunction with the ALC acquisition is due on April 1, 2010.

        As a result of entering into the 2008 Secured Credit Facility and retiring the prior Credit Facility, we expensed approximately $207 in deferred financing costs in the second quarter of 2008.

        Also on April 1, 2008, we entered into a Senior Unsecured Revolving Line of Credit ("2008 Unsecured Revolver"). We determined that the unsecured credit facility was not going to be utilized and therefore terminated the facility on January 2, 2009. The 2008 Unsecured Revolver provided for borrowings up to $15,000 and matured on April 1, 2009.

        As of December 31, 2008, there was $100,940 outstanding under the 2008 Secured Revolver, $37,000 outstanding under the 2008 Secured Term Loan and $1,200 in outstanding letters of credit. The available balance under the 2008 Secured Revolver was $27,860 at December 31, 2008. The available balance under the 2008 Unsecured Revolver, which was terminated on January 2, 2009, was $15,000 as there was no balance outstanding at December 31, 2008. The average interest rate on the borrowings outstanding under the 2008 Secured Credit Facility at December 31, 2007 and December 31, 2008 were 6.20% and 5.28%, respectively, including the applicable spread paid to the banks.

        Also on April 1, 2008, we issued a $10,000 unsecured note to the seller of ALC for $10,000. This note bears interest at 9% and matures on April 1, 2010 with interest payments due quarterly on the first day of July, October, January and April each year until maturity.

        On August 16, 2005, we issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay down senior bank debt.

        On and after August 15, 2010, we will be entitled, at our option, to redeem all or a portion of the senior notes at the redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed, during the 12-month period commencing on August 15 of the years set forth below:

Period	Redemption Price
2010	103.813%
2011	102.542%
2012	101.271%
2013 and thereafter	100.000%

        The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. We were in compliance with these and all other financial covenants at December 31, 2008.

        The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at December 31, 2008.

Contractual Obligations

        A summary of our contractual obligations and commitments related to its outstanding long-term debt and future minimum lease payments related to our vehicle fleet, corporate headquarters and warehouse rent and minimum facilities management rent as of December 31, 2008 is as follows:

Fiscal Year	Long-term debt	Interest on senior notes	Facilities rent commitments	Capital lease commitments	Operating lease commitments	Total
2009	$4,000	$11,438	$17,985	$1,471	$3,247	$38,141
2010	14,000	11,438	15,605	1,183	2,742	44,968
2011	4,000	11,438	11,612	573	2,434	30,057
2012	4,000	11,438	9,462	125	2,042	27,067
2013	121,940	11,438	7,283	—	1,683	142,344
Thereafter	150,000	22,876	15,032	—	2,633	190,541

Total	$297,940	$80,066	$76,979	$3,352	$14,781	$473,118

Off Balance Sheet Arrangements

        At the years ended December 31, 2006, 2007 and 2008, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes.

Seasonality

        We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 13%, or $41,000, of our total facilities management revenue in 2008. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, our operating and capital expenditures have historically been higher during the third calendar quarter when we install a large amount of equipment while colleges and universities are generally on summer break. Product sales, principally of MicroFridge® branded products, to this market are typically higher during the third calendar quarter as compared to the rest of the calendar year, somewhat offsetting the seasonality effect of the laundry facilities management business unit.

Inflation

        We do not believe that our financial performance has been materially affected by inflation.

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

        Cash and cash equivalents.    We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents is an estimate of cash not yet collected at period-end that remains at laundry facilities management and reprographics customer locations. At December 31, 2008 and 2007, this totaled $11,295 and $9,646, respectively. We record the estimated cash not yet collected as cash and cash equivalents and facilities management revenue. We also record the estimated related facilities management rent expense. We calculate the estimated cash not yet collected at the end of a period by first identifying only those accounts that have had activity in the last ninety days of the period, since each account is collected at least once every ninety days. We calculate the average collection per day by account for the corresponding period one year prior. The prior year per day collection amount is multiplied by the number of days between the account's most recent collection prior to the end of the current period and the end of the current period. The corresponding period one year prior is used to allow for any seasonality at each account. The average collection per day since inception of the account is used for accounts acquired subsequent to the corresponding period in the prior year.

        We have cash deposited with financial institutions in excess of the $250 insured limit of the Federal Deposit Insurance Corporation.

        Revenue recognition.    We recognize laundry facilities management and reprographics revenue on the accrual basis. Rental revenue on MicroFridge® branded products and commercial laundry equipment is recognized ratably over the related contractual period. Included in deferred revenue and deposits is an estimate of refunds due to customers.

        We recognize revenue from product sales upon shipment of the products unless otherwise specified. We offer limited duration warranties on MicroFridge® branded products and, at the time of sale, provide reserves for all estimated warranty costs based upon historical warranty costs. Actual costs have been consistent with our estimates. Shipping and handling fees charged to customers are recognized upon shipment of the products and are included in revenue with related cost included in cost of sales.

        We have entered into long-term lease transactions that meet the qualifications of a sales-type lease for certain equipment. For these transactions, the amount of revenue recognized upon product shipment is the present value of the minimum lease payments, excluding executory costs and excluding profits on executory costs, discounted at the interest rate implicit in the lease. Interest revenue is recognized over the life of the rental agreement. These receivables are primarily due ratably over the next seven years and have been classified as other current assets and other long-term assets, as appropriate, on the balance sheet. The related reserve for uncollectible lease receivables at December 31, 2008 and 2007 was $0 and $17, respectively. All installation and repair services are provided on an occurrence basis, not on a contractual basis. Related revenue is recognized at the time the installation service, or other service, is provided to the customer.

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

        In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company assesses goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may be impaired. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and the Company's market capitalization relative to its book value. The Company evaluated its goodwill for impairment as of December 31, 2008. The goodwill impairment review consists of a two-step process of first assessing the fair value and comparing to the carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, we would proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. Any such impairment loss would be recognized in the Company's results of operations in the period the impairment loss arose.

        Impairment of Long-Lived Assets.    We review long-lived assets, including fixed assets (primarily washing machines and dryers) and intangible assets with definite lives (primarily laundry facilities management contract rights ("contract rights")) for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

        Assets acquired in business combinations, which include contract rights, an amortizing intangible asset, and equipment are defined to be the asset group for which the portfolio of contracts was acquired. The contract rights were fair valued and recorded in purchase accounting on an aggregate basis for each market and are being amortized over 15 - 20 years. Triggering events that could indicate the carrying value of the contract rights intangible is not fully recoverable may include the loss of significant customers, adverse changes to volumes and/or profitability in specific markets and changes in the Company's business strategy that result in a significant reduction in cash flows generated in a specific market. Management also performs an annual assessment of the useful lives of the contract rights and accelerates amortization, if necessary. The results of this analysis may also indicate potential impairment triggering events. For contract rights the useful life assessment consists primarily of comparing the percent of revenue declines for acquired contracts in the market where the contract right was acquired to the percent of amortization recorded on the contract rights. A triggering event is deemed to have occurred if the revenues are declining at a rate in excess of the amortization rate. If a triggering event has occurred the recoverability of the carrying amount of the contract rights and fixed assets for that acquired asset group is calculated by comparing the carrying amount of the asset group to the projected future undiscounted cash flows from the operation and disposition of the assets, taking into consideration the remaining useful life of the assets, the length of the contract for that acquisition, as well as any expected renewals. If it is determined that the carrying value of the assets is not recoverable, the Company would write down the long-lived assets by the amount by which the carrying value exceeds fair value.

        For the purposes of recognition and measurement of impairment loss, a long-lived asset or assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For our long-lived assets acquired in business combinations, the Company has determined the lowest level for which identifiable cash flows are largely independent is at the market level consistent with the approach used in purchase accounting. In particular, the contract rights intangible assets, which comprise thousands of individual contracts, are valued and recorded on an aggregate market basis at the time of acquisition, depreciated in the aggregate, and the recovery of these intangible assets is achieved through the collective cash flows of the market. The Company believes this approach will ensure any significant impairment that occurs is recognized in the appropriate period and that it is not practical to allocate individual contract intangible assets to each of the [thousands of] locations.

        For assets associated with organic contracts, the Company performs its impairment assessment of the long-lived assets (principally laundry equipment) at the individual location level. An impairment test is performed when a triggering event has occurred with respect to individual locations. Triggering events are those events that could indicate the carrying value of the asset group is not fully recoverable and include changes in the current use of the equipment, environmental regulations and technological advancements. If a triggering event has occurred, the recoverability of the carrying amount of the fixed assets for that location is calculated by comparing to the projected future undiscounted cash flows of the assets, taking into consideration the remaining useful life of the assets, the length of the contract for that location, any expected renewals as well as giving consideration to whether or not those assets could be redeployed to another location. If it is determined that the carrying value of the assets is not recoverable, the Company would write down the assets by the amount by which the carrying value exceeds fair value.

        We test goodwill at least annually for impairment by reporting unit. The goodwill impairment review consists of a two-step process of first assessing the fair value and comparing to the carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, we would proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. Any such impairment loss would be recognized in the Company's results of operations in the period the impairment loss arose.

        We also evaluate our trade names annually for impairment using the relief from royalty method. We estimate what it would cost to license the trade names. If the discounted present value of future tax effected royalty payments is less than the carrying value, the trade name would be written down to its implied fair value. Our evaluation in 2008 did not result in an impairment. However, a 1% increase in the discount rate would have resulted in an impairment of $100,000 for one of our trade names.

        Financial instruments.    We account for derivative instruments in accordance with Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB No. 133" ("FAS 138"). These statements require us to recognize derivatives on our balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the intended use of the derivative. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We have designated some of our interest rate swap agreements as cash flow hedges. Accordingly, the change in fair value of the agreements is recognized in other comprehensive income and the ineffective portion of the change is recognized in earnings immediately.

        Fair value of financial instruments.    For purposes of financial reporting, we have determined that the fair value of financial instruments approximates book value at December 31, 2008 and 2007, based upon terms currently available to us in financial markets. The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.

New Accounting Pronouncements

        In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets. FSP No. FAS 132(R)-1 amends SFAS No. 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits, to require additional disclosures about plan assets held in an employer's defined benefit pension or other postretirement plan, to provide users of financial statements with an understanding of (i) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets including the level within the fair value hierarchy, using the guidance in SFAS No. 157, and (iv) significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. We do not expect the adoption of FSP No. FAS 132(R)-1 to have a material effect on our financial statements.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("Statement 161"). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity's financial position, financial performance, and cash flows. We will adopt Statement 161 for fiscal years and interim periods beginning after November 15, 2008.

        In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which amends FAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the standard will also apply to all other fair value measurements. See Footnote 3, "Fair Value Measurements," for additional information.

        On January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of No. 115" ("FAS 159"). FAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option for any of our financial assets or liabilities.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of risks, including changes in interest rates on its borrowings. In the normal course of its business, we manage its exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest Rates—

        The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term variable rate debt approximates book value at December 31, 2008.

	December 31, 2008
	Expected Maturity Date (In Thousands)
	2009	2010	2011	2012	2013	Thereafter	Total
Long-Term Debt:
Variable rate	$4,000	$4,000	$4,000	$4,000	$121,940	$—	$137,940
Average interest rate	5.28%	5.28%	5.28%	5.28%	5.28%		5.28%

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("FAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

        Level 3: Unobservable inputs that reflect the reporting entity's own assumptions.

        The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivatives are considered a Level 2 item.

        We have entered into standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "Swap Agreements") to manage the interest rate risk associated with its debt. The Swap Agreements effectively convert a portion of our variable rate debt to a long-term fixed rate. Under these agreements, we receive a variable rate of LIBOR plus a markup and pay a fixed rate. The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivatives are considered a Level 2 item.

        Certain of our Swap Agreements qualify as cash flow hedges while others do not. The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a loss of $1,804 and $1,737 for the years ended December 31, 2008 and 2007, respectively.

        On March 26, 2008, we terminated two of our Swap Agreements at a loss of $26. The proceeds received from this termination amounted to $154.

        The table below outlines the details of each remaining Swap Agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount December 31, 2008	Expiration Date	Fixed Rate
May 8, 2008	$45,000	Amortizing	$45,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$37,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	$12,000	Dec 31, 2009	4.66%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%

        In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate noted above. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to us; if interest expense as calculated is greater based on the fixed rate, we pay the difference to the financial institution. Depending on fluctuations in the LIBOR, our interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counter party to the swap agreement exposes us to credit loss in the event of non-performance; however, nonperformance is not anticipated.

        The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2007 and 2008, the fair value of the Swap Agreements was a liability of $665 and $7,775 respectively. These amounts have been included in other liabilities on the consolidated balance sheets.

        As of December 31, 2008, there was $100,940 outstanding under the 2008 Secured Revolver, $37,000 outstanding under the 2008 Secured Term Loan and $1,200 in outstanding letters of credit. The available balance under the 2008 Secured Revolver was $27,860 at December 31, 2008. The available balance under the 2008 Unsecured Revolver was $15,000 as there was no balance outstanding at December 31, 2008. The Unsecured Revolver was terminated by us on January 2, 2009. The average interest rate on the borrowings outstanding under the 2008 Secured Credit Facility at December 31, 2007 and December 31, 2008 were 6.20% and 5.28%, respectively, including the applicable spread paid to the banks.

        As of December 31, 2008, there was $10,000 outstanding under the unsecured note with the seller of ALC. This note bears interest at 9% and matures on April 1, 2010 with interest payments due quarterly on the first day of July, October, January and April each year until maturity.

Item 8.    Financial Statements and Supplementary Data

        Financial statements and supplementary data are contained in pages F-1 through F-37 hereto.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)   Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2008 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15(d)-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        As of the end of the Company's 2008 fiscal year, management conducted assessments of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on these assessments, management has determined that the Company's internal control over financial reporting as of December 31, 2008 was effective. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

        NYSE Annual CEO Certification.    On June 20, 2008, Stewart Gray MacDonald, Jr., Chief Executive Officer of the Company, submitted to the New York Stock Exchange (the "NYSE") the Annual CEO Certification required by Section 303A of the Corporate Governance Rules of the NYSE certifying that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

(c)   Changes in Internal Control over Financial Reporting

        There were no material changes to management's internal control over financial reporting during the year ended December 31, 2008.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors and Executive Officers of the Registrant

        We will furnish to the SEC a definitive Proxy Statement no later 120 days after the close of the fiscal year ended December 31, 2008. Certain information required by this Item 10 is incorporated herein by reference to the Proxy Statement.

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

Stock Option Plan Information and Employee Stock Purchase Plan Information

        The following tables provide information as of December 31, 2008 regarding shares of our common stock that may be issued under our equity compensation plans consisting of the 1997 Stock Option and Incentive Plan (the "1997 Plan"), 2001 Employee Stock Purchase Plan (the "ESPP") and 2005 Stock Option and Incentive Plan (the "2005 Plan"). There are no equity compensation plans that have not been approved by the shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,821,607	$9.16	321,543	(3)
Equity compensation plans not approved by security holders	—	—	—

Total	1,821,607	$9.16	321,543	(3)

(1)
Represents outstanding options and restricted shares granted but not yet issued under the 1997 Plan and 2005 Plan. There are no options, warrants or rights outstanding under the ESPP (does not include the purchase rights accruing under the ESPP because the purchase price, and therefore the number of shares to be purchased, is not determinable until the end of the purchase period).

(2)
Includes 63,133 shares underlying restricted stock units granted under the 2005 Plan for which the performance criteria have not yet been established. Accordingly, for accounting purposes, such awards are not considered to be granted under FAS 123R.

(3)
Includes 31,963 shares available for future issuance under the 2005 Plan, and 289,580 shares available for future issuance under the ESPP. No new share options may be granted under the 1997 Plan.

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

        Each exhibit marked by an (b) was previously filed as an exhibit to Mac-Gray's Form 10-K filed on March 14, 2008, and the number in parenthesis following the description of the exhibit refers to the exhibit number in the Form 10-K.

        Each exhibit marked by a (a) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on April 7, 2008 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (zz) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on May 28, 2008 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (yy) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on June 12, 2008 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (xx) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on November 7, 2008 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (ww) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on January 15, 2009 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        The following is a complete list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

3.01	Amended and Restated Certificate of Incorporation (3.1)+
3.02	Amended and Restated By-laws (3.1)ww
4.01	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1)#
4.02	Shareholder Rights Agreement, dated as of June 15, 1999, by and between the Registrant and State Street Bank and Trust Company (4.1)x
4.03	Indenture, dated August 16, 2005, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation and Wachovia Bank, National Association (4.1)n
10.01	Stockholders' Agreement, dated as of June 26, 1997, by and among the Registrant and certain stockholders of the Registrant (10.2)+
10.02	Form of Maytag Distributorship Agreements (10.13)+
10.03	The Registrant's 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits) (10.16)+***
10.09	Form of Noncompetition Agreement between the Registrant and its executive officers (10.15)v***
10.10	Form of Director Indemnification Agreement between the Registrant and each of its Directors (10.16)v***
10.11	April 2001 Amendment to the Mac-Gray Corporation 1997 Stock Option and Incentive Plan (10.17)v***
10.14	Form of executive severance agreement between the Registrant and each of its chief financial officer and chief operating officer (10.18)s***
10.15	Form of executive severance agreement between the Registrant and its chief executive officer (10.19)s***
10.16	Asset Purchase Agreement, dated as of January 16, 2004, between Mac-Gray Services, Inc. and Web Service Company (2.1)t
10.17	Asset Purchase Agreement, dated as of January 10, 2005, between Mac-Gray Services, Inc. and Web Service Company (10.18)r
10.18	Trademark License Agreement dated January 10, 2005 by and between Web Service Company, Inc. ("Licensor") and Mac-Gray Services, Inc. ("Licensee") (10.19)r
10.19	Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.1)p***
10.20	Form of Incentive Stock Option Agreement under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.2)p***
10.21	Form of Non-Qualified Stock Option Agreement for Company Employees under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.3)p***
10.23	Form of Restricted Stock Award Agreement for awards under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.5)p***
10.24	Lease Agreement, dated July 22, 2005, between Mac-Gray Services, Inc., and 404 Wyman LLC (99.1)o
10.25	Registration Rights Agreement, dated August 16, 2005, by and among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation and J.P. Morgan Securities Inc. (99.1)n
10.26	Form of Mac-Gray Corporation 7 5/8% Senior Notes due 2015 (4.2)n

10.30	Form of Restricted Stock Award Agreement for awards under the Mac-Gray Corporation Long Term Incentive Plan (10.1)i***
10.31	Form of Employment Agreement between the Company and certain executive officers (10.1)h***
10.32	Asset Purchase Agreement, dated as of August 8, 2007, by and among Mac-Gray Services, Inc., Hof Service Company, Inc., and the stockholders of Hof Service Company, Inc. (2.1)g
10.33	Asset Purchase Agreement, dated as of August 8, 2007, by and among Mac-Gray Services, Inc., Bobb Corp., and the stockholders of Bobb Corp. (2.2)g
10.38	Mac-Gray Senior Executive Incentive Plan (10.4)e***
10.39	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.5)e***
10.41	Form of executive severance agreement, dated March 3, 2008, between the Registrant and each of Linda Serafini, Robert Tuttle and Phil Emma (10.1)c***
10.42	Form of first amendment to executive severance agreement, dated March 3, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.42)b***
10.43	Form of first amendment to employment agreement, dated March 3, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.43)b***
10.44
Partnership Interest Purchase Agreement, dated as of April 1, 2008, among Automatic Laundry Company, Ltd., the partners listed on the signature pages thereto, Mac-Gray Newco, LLC, and Mac-Gray Services, Inc. (10.1)a
10.45	Promissory Note, dated April 1, 2008, issued by Mac-Gray Services, Inc. to Paceco Investors, L.P. in the principal amount of $10,000,000 (10.2)a
10.46
Senior Secured Credit Agreement, dates as of April 1, 2008, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sale Lead Arranger and Sole Book Manager (10.3)a
10.47	Form of Revolving Note pursuant to the Senior Secured Credit Agreement in favor of the Secured Revolving Lenders, in an aggregate total amount of up to $130,000,000 (10.4)a
10.48	Form of Swingline Note pursuant to the Senior Secured Credit Agreement in favor of the Swingline Lenders, in an aggregate total amount of up to $10,000,000 (10.5)a
10.49	Form of Term Loan Note pursuant to the Senior Secured Credit Agreement in favor of the Secured Term Lenders, in an aggregate total amount of $40,000,000 (10.6)a
10.50
Guarantee and Collateral Agreement, dated as of April 1, 2008, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation, the Subsidiaries of the Borrowers identified therein, and Bank of America, N.A., as Administrative Agent (10.7)a
10.51	Mac-Gray Corporation Amended and Restated 2001 Employee Stock Purchase Plan (99.1)zz***
10.52	Mac-Gray Corporation Director Stock Ownership Guidelines, effective as of July 1, 2008 (10.1)yy***
10.53	Form of Indemnification Agreement between the Registrant and each of its non-employee directors (10.1)xx ***
10.54	Mac-Gray Corporation Long Term Incentive Plan (10.1)ww***

10.55	Form of Restricted Stock Unit Agreement for cash settled target awards under the Long Term Incentive Plan (10.2)ww***
10.56	Form of Restricted Stock Unit Agreement for stock settled target awards under the Long Term Incentive Plan (10.3)ww***
10.57	Form of Restricted Stock Unit Agreement for cash settled excess awards under the Long Term Incentive Plan (10.4)ww***
10.58	Form of Restricted Stock Unit Agreement for stock settled excess awards under the Long Term Incentive Plan (10.5)ww***
10.59	Form of second amendment to executive severance agreement, dated December 22, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (filed herewith)***
10.60	Form of second amendment to employment agreement, dated December 22, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (filed herewith)***
10.61	Form of first amendment to executive severance agreement, dated December 22, 2008, between the Registrant and each of Linda Serafini, Robert Tuttle and Phil Emma (filed herewith)***
10.62	Mac-Gray Corporation Non-Employee Director Compensation Policy (filed herewith)***
10.63	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (filed herewith)***
21.1	Subsidiaries of the Registrant (21.1)z
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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
Date: March 13, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. BRYAN David W. Bryan	Director	March 13, 2009
/s/ THOMAS E. BULLOCK Thomas E. Bullock	Director	March 13, 2009
/s/ CHRISTOPHER T. JENNY Christopher T. Jenny	Director	March 13, 2009
/s/ EDWARD F. MCCAULEY Edward F. McCauley	Director	March 13, 2009
/s/ WILLIAM F. MEAGHER William F. Meagher	Director	March 13, 2009
/s/ ALASTAIR G. ROBERTSON Alastair G. Robertson	Director	March 13, 2009
/s/ MARY ANN TOCIO Mary Ann Tocio	Director	March 13, 2009
/s/ MICHAEL J. SHEA Michael J. Shea	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 13, 2009

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

Schedule II Valuation and Qualifying Accounts	F-37

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mac-Gray Corporation:

        In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mac-Gray Corporation (the "Company") and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Annual Report on Internal Control Over Financial Reporting" appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 13, 2009

MAC-GRAY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2007	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$13,325	$18,836
Trade receivables, net of allowance for doubtful accounts	10,106	9,793
Inventory of finished goods, net	7,400	6,047
Deferred income taxes	943	869
Prepaid facilities management rent and other current assets	15,160	13,918

Total current assets	46,934	49,463
Property, plant and equipment, net	126,321	143,494
Goodwill	42,229	59,701
Intangible assets, net	153,341	222,285
Prepaid facilities management rent and other assets	14,712	15,061

Total assets	$383,537	$490,004

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,352	$5,471
Trade accounts payable	11,595	4,841
Accrued facilities management rent	18,309	22,211
Accrued expenses	12,350	16,139
Deferred revenues and deposits	777	791

Total current liabilities	44,383	49,453
Long-term debt and capital lease obligations	207,169	295,821
Deferred income taxes	30,907	35,381
Other liabilities	3,234	11,385
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 13,276,864 outstanding at December 31, 2007, and 13,443,754 issued and 13,381,387 outstanding at December 31, 2008)	134	134
Additional paid in capital	72,586	74,669
Accumulated other comprehensive income	45	(3,117)
Retained earnings	26,812	26,925

	99,577	98,611
Less common stock in treasury, at cost (166,890 shares at December 31, 2007 and 62,367 shares at December 31, 2008)	(1,733)	(647)

Total stockholders' equity	97,844	97,964

Total liabilities and stockholders' equity	$383,537	$490,004

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share data)

	Years Ended December 31,
	2006	2007	2008
Revenue:
Facilities management revenue	$232,181	$242,803	$306,089
Product sales	47,146	53,099	57,504

Total revenue	279,327	295,902	363,593

Cost of revenue:
Cost of facilities management revenue	153,861	162,839	207,233
Depreciation and amortization	35,156	37,410	47,499
Cost of product sales	37,352	40,347	44,892

Total cost of revenue	226,369	240,596	299,624

Gross margin	52,958	55,306	63,969

Operating expenses:
General and administration	17,826	18,075	19,834
Sales and marketing	16,248	16,364	18,732
Depreciation and amortization	1,589	1,611	1,724
Gain on sale of assets, net	(32)	(254)	(21)
Loss on early extinguishment of debt	73	—	207
Impairment of assets	2,502	—	—

Total operating expenses	38,206	35,796	40,476

Income from operations	14,752	19,510	23,493
Interest expense, net	13,653	13,745	20,871
Loss related to derivative instruments	96	1,737	1,804

Income before provision for income taxes	1,003	4,028	818
Provision for income taxes	147	1,509	277

Net income	$856	$2,519	$541

Net income per common share—basic	$0.07	$0.19	$0.04

Net income per common share—diluted	$0.06	$0.18	$0.04

Weighted average common shares outstanding—basic	13,008	13,209	13,346

Weighted average common shares outstanding—diluted	13,448	13,680	13,706

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common stock						Treasury Stock
				Accumulated Other Comprehensive (Loss) Gain
	Number of shares	Value	Additional Paid in Capital		Comprehensive Income	Retained Earnings	Number of shares	Cost	Total
Balance, December 31, 2005	13,443,754	$134	$69,032	$315		$24,513	519,414	$(5,393)	$88,601
Net income	—	—	—	—	$856	856	—	—	856
Other comprehensive income:
Unrealized loss on derivative instruments and reclassification adjustment, net of tax benefit of $84 (Note 6)	—	—	—	(132)	(132)	—	—	—	(132)

Comprehensive income	—	—	—	—	$724	—	—	—	—

Options exercised	—	—	—	—		(754)	(129,967)	1,350	596
Stock compensation expense	—	—	1,147	—		—	—	—	1,147
Net tax benefit (shortfall) from share based payment arrangements	—	—	365	—		—	—	—	365
Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(44)	(17,534)	182	138
Stock granted	—	—	9	—		—	(5,853)	60	69

Balance, December 31, 2006	13,443,754	134	70,553	183		24,571	366,060	(3,801)	91,640

Cumulative change related to the adoption of FIN 48	—	—	—	—		500	—	—	500

	13,443,754	134	70,553	183		25,071	366,060	(3,801)	92,140
Net income	—	—	—	—	2,519	2,519	—	—	2,519
Other comprehensive income:
Unrealized loss on derivative instruments, net of tax benefit of $124 (Note 6)	—	—	—	(138)	(138)	—	—	—	(138)

Comprehensive income	—	—	—	—	$2,381	—	—	—	—

Options exercised	—	—	—	—		(527)	(128,955)	1,340	813
Stock compensation expense	—	—	1,679	—		—	—	—	1,679
Net tax benefit (shortfall) from share based payment arrangements	—	—	338	—		—	—	—	338
Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(22)	(49,446)	514	492
Stock granted	—	—	16	—		(229)	(20,769)	214	1

Balance, December 31, 2007	13,443,754	134	72,586	45		26,812	166,890	(1,733)	97,844

Net income	—	—	—	—	$541	541	—	—	541
Other comprehensive income:
Unrealized loss on derivative instruments, net of tax benefit of $1,989 (Note 6)	—	—	—	(3,162)	(3,162)	—	—	—	(3,162)

Comprehensive income	—	—	—	—	$(2,621)	—	—	—	—

Options exercised	—	—	—	—		(69)	(26,333)	273	204
Stock compensation expense	—	—	2,120	—		—	—	—	2,120
Net tax benefit (shortfall) from share based payment arrangements	—	—	(44)	—		—	—	—	(44)
Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(34)	(36,545)	380	346
Stock granted	—	—	7	—		(325)	(41,645)	433	115

Balance, December 31, 2008	13,443,754	$134	$74,669	$(3,117)		$26,925	62,367	$(647)	$97,964

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net income	$856	$2,519	$541
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	36,745	39,021	49,223
Impairment of assets	2,502	—	—
Loss on early extinguishment of debt	73	—	207
(Decrease) increase in allowance for doubtful accounts and lease reserves	(154)	(50)	123
Gain on disposition of assets	(33)	(254)	(21)
Stock grants	69	1	115
Non-cash derivative interest expense	96	1,737	1,804
Deferred income taxes	944	1,305	(1,854)
Excess tax benefits from share based payment arrangements	(365)	(338)	(20)
Non cash-stock compensation	1,147	1,679	2,120
Decrease (increase) in accounts receivable	1,294	(888)	173
Decrease (increase) in inventory	(714)	784	2,709
Increase in prepaid facilities management rent and other assets	(7,519)	(6,628)	(2,151)
Increase in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	1,553	4,571	3,742
Increase (decrease) in deferred revenues and customer deposits	(91)	186	14

Net cash flows provided by operating activities	36,403	43,645	56,725

Cash flows from investing activities:
Capital expenditures	(25,911)	(27,154)	(25,303)
Payments for acquisitions	(19,356)	(46,626)	(106,213)
Proceeds from sale of assets	292	393	415

Net cash flows used in investing activities	(44,975)	(73,387)	(131,101)

Cash flows from financing activities:
Payments on capital lease obligations	(1,386)	(1,550)	(1,943)
Borrowings on 2005 secured revolving credit facility	44,000	63,000	8,000
Payments on 2005 secured revolving credit facility	(34,000)	(32,000)	(63,000)
Payments on 2008 secured revolving credit facility	—	—	(33,500)
Borrowings on 2008 secured revolving credit facility	—	—	134,440
Borrowings on 2008 secured term credit facility	—	—	40,000
Payments on 2008 secured term credit facility	—	—	(3,000)
Borrowings on 2008 unsecured revolving credit facility	—	—	1,781
Payments on 2008 unsecured revolving credit facility	—	—	(1,781)
Financing costs	(193)	(20)	(1,680)
Excess tax benefits from share based payment arrangements	365	338	20
Proceeds from exercise of stock options	596	813	204
Proceeds from issuance of common stock	138	492	346

Net cash flows provided by financing activities	9,520	31,073	79,887

Increase in cash and cash equivalents	948	1,331	5,511
Cash and cash equivalents, beginning of period	11,046	11,994	13,325

Cash and cash equivalents, end of period	$11,994	$13,325	$18,836

Supplemental cash flow information:
Interest paid	$14,015	$13,637	$20,919
Income taxes paid	$1,301	$78	$211

Supplemental disclosure of non-cash investing activities:

        During the years ended December 31, 2006, 2007 and 2008, the Company acquired various vehicles under capital lease agreements totaling $1,776, $2,003 and $1,774 respectively.

        During the years ended December 31, 2007 and 2008, the Company incurred liabilities in the amount of $1,670 and $10,000 in the form of future cash payments related to acquisitions.

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

2. Significant Accounting Policies

        Cash and Cash Equivalents.    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents is an estimate of cash not yet collected at period-end that remains at laundry facilities management and reprographics customer locations. At December 31, 2007 and 2008, this totaled $9,646 and $11,295, respectively. The Company records the estimated cash not yet collected as cash and cash equivalents and facilities management revenue. The Company also records the estimated related facilities management rent expense. The Company calculates the estimated cash not yet collected at the end of a period by first identifying only those accounts that have had activity in the last ninety days of the period, since each account is collected at least once every ninety days. The Company calculates the average collection per day by account for the corresponding period one year prior. The prior year per day collection amount is multiplied by the number of days between the account's most recent collection prior to the end of the current period and the end of the current period. The corresponding period one year prior is used to allow for any seasonality at each account. The average collection per day since inception of the account is used for accounts acquired subsequent to the corresponding period in the prior year.

        The Company has cash deposited with financial institutions in excess of the $250 insured limit of the Federal Deposit Insurance Corporation.

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

        The Company has entered into long-term lease transactions that meet the qualifications of a sales-type lease for certain equipment. For these transactions, the amount of revenue recognized upon product shipment is the present value of the minimum lease payments, excluding executory costs and excluding profits on executory costs, discounted at the interest rate implicit in the lease. Interest revenue is recognized over the life of the rental agreement. These receivables are primarily due ratably

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

over the next seven years and have been classified as other current assets and other long-term assets, as appropriate, in the consolidated balance sheet. The related reserve for lease receivables was $17 and $0 at December 31, 2007 and 2008, respectively.

        Allowance for Doubtful Accounts.    On a regular basis, the Company reviews the adequacy of its provision for doubtful accounts for trade accounts receivable and lease receivables based on historical collection results and current economic conditions using factors based on the aging of its trade accounts and lease receivables. In addition, the Company estimates specific additional allowances based on indications that a specific customer may be experiencing financial difficulties. The Company maintains an allowance for doubtful trade accounts receivable of $366 and $507 at December 31, 2007 and 2008, respectively.

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

        Advertising Costs.    Advertising costs are expensed as incurred. These costs were $953, $1,185, and $1,166 for the years ended December 31, 2006, 2007 and 2008, respectively.

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

        In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company assesses goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may be impaired. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and the Company's market capitalization relative to its book value. The Company evaluated its goodwill for impairment as of December 31, 2008. The goodwill impairment review consists of a two-step process of first assessing the fair value and comparing to the carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, we would proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. Any such impairment loss would be recognized in the Company's results of operations in the period the impairment loss arose.

        Impairment of Long-Lived Assets.    The Company reviews long-lived assets, including fixed assets (primarily washing machines and dryers) and intangible assets with definite lives (primarily laundry facilities management contract rights ("contract rights")) for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

        Assets acquired in business combinations, which include contract rights, an amortizing intangible asset, and equipment are defined to be the asset group for which the portfolio of contracts was acquired. The contract rights were fair valued and recorded in purchase accounting on an aggregate basis for each market and are being amortized over 15 - 20 years. Triggering events that could indicate the carrying value of the contract rights intangible is not fully recoverable may include the loss of significant customers, adverse changes to volumes and/or profitability in specific markets and changes in the Company's business strategy that result in a significant reduction in cash flows generated in a specific market. Management also performs an annual assessment of the useful lives of the contract rights and accelerates amortization, if necessary. The results of this analysis may also indicate potential impairment triggering events. For contract rights the useful life assessment consists primarily of comparing the percent of revenue declines for acquired contracts in the market where the contract right was acquired to the percent of amortization recorded on the contract rights. A triggering event is

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

deemed to have occurred if the revenues are declining at a rate in excess of the amortization rate. If a triggering event has occurred the recoverability of the carrying amount of the contract rights and fixed assets for that acquired asset group is calculated by comparing the carrying amount of the asset group to the projected future undiscounted cash flows from the operation and disposition of the assets, taking into consideration the remaining useful life of the assets, the length of the contract for that acquisition, as well as any expected renewals. If it is determined that the carrying value of the assets is not recoverable, the Company would write down the long-lived assets by the amount by which the carrying value exceeds fair value.

        For the purposes of recognition and measurement of impairment loss, a long-lived asset or assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For our long-lived assets acquired in business combinations, the Company has determined the lowest level for which identifiable cash flows are largely independent is at the market level consistent with the approach used in purchase accounting. In particular, the contract rights intangible assets, which comprise thousands of individual contracts, are valued and recorded on an aggregate market basis at the time of acquisition, depreciated in the aggregate, and the recovery of these intangible assets is achieved through the collective cash flows of the market. The Company believes this approach will ensure any significant impairment that occurs is recognized in the appropriate period and that it is not practical to allocate individual contract intangible assets to each of the [thousands of] locations.

        For assets associated with organic contracts, the Company performs its impairment assessment of the long-lived assets (principally laundry equipment) at the individual location level. An impairment test is performed when a triggering event has occurred with respect to individual locations. Triggering events are those events that could indicate the carrying value of the asset group is not fully recoverable and include changes in the current use of the equipment, environmental regulations and technological advancements. If a triggering event has occurred, the recoverability of the carrying amount of the fixed assets for that location is calculated by comparing to the projected future undiscounted cash flows of the assets, taking into consideration the remaining useful life of the assets, the length of the contract for that location, any expected renewals as well as giving consideration to whether or not those assets could be redeployed to another location. If it is determined that the carrying value of the assets is not recoverable, the Company would write down the assets by the amount by which the carrying value exceeds fair value.

        We test goodwill at least annually for impairment by reporting unit. The goodwill impairment review consists of a two-step process of first assessing the fair value and comparing to the carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, we would proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. Any such impairment loss would be recognized in the Company's results of operations in the period the impairment loss arose.

        We also evaluate our trade names annually for impairment using the relief from royalty method. We estimate what it would cost to license the trade names. If the discounted present value of future tax effected royalty payments is less than the carrying value, the trade name would be written down to its

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

implied fair value. Our evaluation in 2008 did not result in an impairment. However, a 1% increase in the discount rate would have resulted in an impairment of $100,000 for one of our trade names.

        Income Taxes.    The Company utilizes the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of the existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

        The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model. The expected life of options and the expected forfeiture rates are estimated based on historical experience. The historical volatility The weighted average volatility of the Company's stock price over the prior number of years equal to the expected life and the two most recent years is used to estimate the expected volatility at the measurement date.

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

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("FAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

        Level 3: Unobservable inputs that reflect the reporting entity's own assumptions.

        The fair value of the Company's interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivatives are considered a Level 2 item.

        Fair Value of Financial Instruments.    For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 2007 and 2008, based upon terms currently available to the Company in financial markets. The fair value of the Company's interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.

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

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

        The activity for the year ended December 31, 2008 is as follows:

Accrued Warranty
Balance, December 31, 2006	$456
Accruals for warranties issued	242
Settlements made (in cash or in kind)	(340)

Balance, December 31, 2007	358
Accruals for warranties issued	517
Settlements made (in cash or in kind)	(485)

Balance, December 31, 2008	$390

        New Accounting Pronouncements.    In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets. FSP No. FAS 132(R)-1 amends SFAS No. 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits, to require additional disclosures about plan assets held in an employer's defined benefit pension or other postretirement plan, to provide users of financial statements with an understanding of (i) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets including the level within the fair value hierarchy, using the guidance in SFAS No. 157, and (iv) significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP No. FAS 132(R)-1 to have a material effect on its financial statements.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("Statement 161"). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity's financial position, financial performance, and cash flows. The Company will adopt Statement 161 for fiscal years and interim periods beginning after November 15, 2008.

        In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which amends FAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the standard will also apply to all other fair value measurements. See Footnote 6, "Fair Value Measurements," for additional information.

        On January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of No. 115" ("FAS 159"). FAS 159 expands

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option for any of our financial assets or liabilities.

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

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

4. Acquisitions

        On April 1, 2008, the Company acquired Automatic Laundry Company, Ltd., ("ALC"), a laundry facilities management business, which operates in several western and southern states. This acquisition has been reflected in the accompanying consolidated financial statements from the date of the acquisition, and has been accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations", ("FAS 141"). The total purchase price of this acquisition has been allocated to the acquired assets and liabilities, based on estimates of their relative fair value. A twenty-year amortization period has been assigned to the acquired contract rights and the acquired used laundry equipment has been assigned an average life of four years based upon physical inspection of the equipment. Commencing on April 1, 2008, the Company began to operate the acquired assets from the same facilities ALC operated from with a short term plan to consolidate ALC's facilities and the Company's current facilities in markets where they overlap. The Company's operations were fully integrated at December 31, 2008. The acquisition of this business addresses the Company's growth objectives by creating density within several markets the Company already serves.

        The total purchase price for this acquisition was allocated as follows:

Amount
Contract rights	$79,800
Equipment	24,313
Goodwill	17,799
Inventory	1,356
Incentive payments	173
Accrued expenses	(699)

122,742
Deferred tax liability	(6,529)

Total Purchase Price	$116,213

        Goodwill includes $6,529 of tax goodwill due to the difference between the book value and the tax value assigned to the acquired equipment. The depreciation of the book and tax values over time will create a deferred tax asset equal to the deferred tax liability recorded as part of the acquisition.

        The purchase price includes a non-recourse note payable to the seller in the amount of $10,000 due on April 1, 2010. As part of this acquisition, the Company also leased from a third party a fleet of vehicles previously owned by ALC.

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

	Year Ended December 31, 2007	Year Ended December 31, 2008
Net revenue	$361,775	$380,448
Net income	$(1,311)	$144
Net income per share:
Basic	$(0.10)	$0.01
Diluted	$(0.10)	$0.01

5. Long-Term Debt

        Concurrent with the acquisition of ALC, the Company entered into the 2008 Secured Credit Facility with a bank syndicate led by Bank of America, N.A. The 2008 Secured Credit Facility consists of a senior secured credit agreement (the "Secured Credit Agreement") and a senior unsecured credit agreement (the "Unsecured Credit Agreement" and, together with the Secured Credit Agreement, the "Credit Agreements"). Pursuant to the Secured Credit Agreement, the Company may borrow up to $170,000 in the aggregate, including $40,000 pursuant to the 2008 Secured Term Loan and up to $130,000 pursuant to the 2008 Secured Revolver. The 2008 Secured Term Loan requires quarterly principal payments of $1,000 at the end of each calendar quarter commencing June 30, 2008 and ending December 31, 2012, with the remaining principal balance of $21,000 due on April 1, 2013. The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the "Swingline Loans") and any Swingline Loans will reduce the borrowings available under the Secured Revolver. Subject to certain terms and conditions, the Secured Credit Agreement gives us the option to establish additional term and/or revolving credit facilities there under, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000. The Unsecured Credit Agreement allows the Company to borrow up to $15,000 pursuant to a revolving loan facility that terminates on April 1, 2009 (the "Unsecured Revolver"). The Company terminated the Unsecured Revolver on January 2, 2009.

        The Credit Agreements replace the Company's Amended and Restated Credit Agreement, dated as of December 21, 2006, with a syndicate of financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (as amended as of August 8, 2007 and as otherwise amended, the "Prior Credit Agreement").

        The Company used the Term Loan, $126,200 of Secured Revolver borrowings, $1,100 of Unsecured Revolver borrowings and $200 of cash on hand to finance the cash portion of the purchase price for the ALC acquisition, to repay all of the outstanding obligations under the Prior Credit Agreement ($60,500), and to pay $1,500 of fees, related costs and expenses.

        Borrowings outstanding under the Secured Credit Agreement bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 2.00% to 2.50% per annum (currently 2.50%), determined by reference to our senior secured leverage ratio, and (ii) in the case of base rate loans and Swingline Loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

5. Long-Term Debt (Continued)

by Bank of America, N.A. as its "prime rate," in each case, plus an applicable percentage, ranging from 1.00% to 1.50% per annum (currently 1.50%), determined by reference to the Company's senior secured leverage ratio.

        The obligations under the Secured Credit Agreement are guaranteed by the Company's subsidiaries and secured by (i) a pledge of 100% of the ownership interests in the subsidiaries, and (ii) a first-priority security interest in substantially all our tangible and intangible assets. The obligations under the Unsecured Credit Agreement also are guaranteed by the Company's subsidiaries.

        Under the Credit Agreements, the Company is subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.50 to 1.00 (4.25 to 1.00 commencing July 1, 2009), a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds. Certain of these covenants are more restrictive during the period that the Unsecured Credit Agreement is in effect. The Company was in compliance with these and all other financial covenants at December 31, 2008.

        The Credit Agreements provide for customary events of default with, in some cases, corresponding grace periods, including (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any representation or warranty made by us proving to be incorrect in any material respect, (iv) payment defaults relating to, or acceleration of, other material indebtedness, (v) certain bankruptcy, insolvency or receivership events affecting us, (vi) a change in our control, (vii) the Company or its subsidiaries becoming subject to certain material judgments, claims or liabilities, or (viii) a material defect in the lenders' lien against the collateral securing the obligations under the Secured Credit Agreement.

        In the event of an event of default, the Administrative Agent may, and at the request of the requisite number of lenders under the applicable Credit Agreement must, terminate the lenders' commitments to make loans under the Credit Agreements and declare all obligations under the Credit Agreements immediately due and payable. For certain events of default related to bankruptcy, insolvency and receivership, the commitments of the lenders will be automatically terminated and all outstanding obligations of the Company under the Credit Agreements will become immediately due and payable.

        The Company pays a commitment fee equal to a percentage of the actual daily-unused portion of the Secured Revolver under the Secured Credit Agreement. This percentage, currently 0.500% per annum, will be determined quarterly by reference to the senior secured leverage ratio and will range between 0.375% per annum and 0.500% per annum.

        As a result of entering into the 2008 Secured Credit Facility and retiring the prior Credit Facility, the Company expensed approximately $207 in deferred financing costs in the second quarter of 2008.

        Also on April 1, 2008, the Company entered into a Senior Unsecured Revolving Line of Credit ("2008 Unsecured Revolver"). The Company determined that the unsecured credit facility was not

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

5. Long-Term Debt (Continued)

going to be utilized and therefore terminated the facility on January 2, 2009. The 2008 Unsecured Revolver provided for borrowings up to $15,000 and matured on April 1, 2009.

        As of December 31, 2008, there was $100,940 outstanding under the 2008 Secured Revolver, $37,000 outstanding under the 2008 Secured Term Loan and $1,200 in outstanding letters of credit. The available balance under the 2008 Secured Revolver was $27,860 at December 31, 2008. The available balance under the 2008 Unsecured Revolver, which was terminated on January 2, 2009, was $15,000 as there was no balance outstanding at December 31, 2008. The average interest rate on the borrowings outstanding under the 2008 Secured Credit Facility at December 31, 2007 and December 31, 2008 were 6.20% and 5.28%, respectively, including the applicable spread paid to the banks.

        Also on April 1, 2008, the Company issued a $10,000 unsecured note to the seller of ALC for $10,000. This note bears interest at 9% and matures on April 1, 2010 with interest payments due quarterly on the first day of July, October, January and April each year until maturity.

        On August 16, 2005, the Company issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay down senior bank debt.

        On and after August 15, 2010, the Company will be entitled, at our option, to redeem all or a portion of the senior notes at the redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed, during the 12-month period commencing on August 15 of the years set forth below:

Period	Redemption Price
2010	103.813%
2011	102.542%
2012	101.271%
2013 and thereafter	100.000%

        The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at December 31, 2008.

        The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at December 31, 2008.

        Capital lease obligations on the Company's fleet of vehicles totaled $3,521 and $3,352 at December 31, 2007 and 2008, respectively.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

5. Long-Term Debt (Continued)

        Required payments under the Company's long-term debt and capital lease obligations are as follows:

Amount
2009	$5,471
2010	15,183
2011	4,573
2012	4,125
2013	121,940
Thereafter	150,000

Long term	295,821

Total	$301,292

        The Company historically has not needed sources of financing other than its internally generated cash flow and revolving credit facilities to fund its working capital, capital expenditures and smaller acquisitions. As a result, the Company anticipates that its cash flow from operations and revolving credit facilities will be sufficient to meet its anticipated cash requirements for at least the next twelve months.

6. Fair Value Measurements

        The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurements
	Balance at December 31, 2008	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (part of other liabilities)	$7,775	—	$7,775	—

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

        Certain of the Company's Swap Agreements qualify as cash flow hedges while others do not. The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The change in the fair

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

6. Fair Value Measurements (Continued)

value of these contracts resulted in a loss of $96, $1,737, and $1,804 for the years ended December 31, 2006, 2007 and 2008, respectively.

        On March 26, 2008, the Company terminated two of its Swap Agreements at a loss of $26. The proceeds received from this termination amounted to $154.

        The table below outlines the details of each remaining Swap Agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount December 31, 2008	Expiration Date	Fixed Rate
May 8, 2008	$45,000	Amortizing	$45,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$37,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	$12,000	Dec 31, 2009	4.66%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%

        In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate as noted above. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company. If interest expense as calculated is greater based on the fixed rate as noted above, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counter party to the Swap Agreements exposes the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated.

        The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2007 and 2008, the fair value of the Swap Agreements was a liability of $665 and $7,775, respectively. These amounts have been included in other liabilities on the condensed consolidated balance sheets.

        The activity included in other comprehensive income is as follows:

	For the years ended December 31,
	2006	2007	2008
Unrealized loss on derivative instruments	$(216)	$(262)	$(5,151)
Income tax benefit	84	124	1,989

Total other comprehensive loss	$(132)	$(138)	$(3,162)

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

7. Prepaid Facilities Management Rent and Other Current Assets

        Prepaid facilities management rent and other current assets consist of the following:

	December 31,
	2007	2008
Prepaid facilities managment rent	$4,104	$4,526
Supplies	4,177	4,521
Leases receivable	820	695
Notes receivable	100	275
Due from vendor	786	313
Prepaid Marketing	196	158
Income tax receivable	4,039	2,127
Prepaid insurance	443	527
Other	495	776

	$15,160	$13,918

8. Prepaid Facilities Management Rent and Other Assets

        Prepaid facilities management rent and other assets consist of the following:

	December 31,
	2007	2008
Prepaid facilities managment rent	$10,768	$11,768
Leases receivable	2,180	2,176
Notes receivable	127	617
Deposits	1,294	210
Other	343	290

	$14,712	$15,061

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

9. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

		December 31
	Estimated Useful Life
		2007	2008
Facilities management equipment	2-10 years	$237,647	$281,685
Facilities management improvements	7-10 years	13,036	13,760
Buildings and improvements	15-39 years	1,680	1,718
Furniture, fixtures and computer equipment	2-7 years	13,861	15,101
Trucks and autos	3-5 years	8,590	9,409
Tooling costs	3 years	422	1,172
Land and improvements	—	77	77

		275,313	322,922
Less: accumulated depreciation		153,408	181,779

		121,905	141,143
Facilities management equipment, not yet placed in service		4,416	2,351

Property, plant and equipment, net		$126,321	$143,494

        Depreciation of property, plant and equipment totaled $27,080, $27,980 and $33,724 for the years ended December 31, 2006, 2007 and 2008, respectively.

        At December 31, 2007 and 2008, trucks and autos included $8,170 and $8,970, respectively, of equipment under capital lease with an accumulated amortization balance of $4,649 and $5,618, respectively.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

10. Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following:

	As of December 31, 2007
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$42,006		$42,006
Product Sales	223		223

	$42,229		$42,229

Intangible assets:
Facilities Management:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,901	140
Contract rights	158,448	25,555	132,893
Product Sales:
Customer lists	1,451	927	524
Distribution rights	1,623	134	1,489
Deferred financing costs	6,016	1,771	4,245

	$185,629	$32,288	$153,341

	As of December 31, 2008
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$59,478		$59,478
Product Sales	223		223

	$59,701		$59,701

Intangible assets:
Facilities Management:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,936	105
Contract rights	238,128	36,729	201,399
Product Sales:
Customer lists	1,451	1,024	427
Distribution rights	1,623	297	1,326
Patents	99		99
Deferred financing costs	6,798	1,919	4,879

	$266,190	$43,905	$222,285

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

10. Goodwill and Intangible Assets (Continued)

Estimated future amortization expense of intangible assets consists of the following:

2009	$13,235
2010	13,222
2011	12,817
2012	12,487
2013	12,126
Thereafter	143,065

$206,952

        Amortization expense of intangible assets for the years ended December 31, 2006, 2007 and 2008 was $7,130, $8,256, and $12,309, respectively.

11. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2007	2008
Accrued interest	$4,705	$4,484
Accrued salaries/benefits	759	1,354
Accrued commission/bonuses	2,738	3,581
Accrued stock compensation	135	145
Accrued warranty	358	390
Reserve for refunds	352	452
Accrued rent	517	526
Current portion of deferred retirement obligation	104	104
Accrued professional fees	384	553
Accrued personal property taxes	628	1,027
Accrued sales tax	355	1,326
Accrued benefit insurance	928	1,456
Other accrued expenses	387	741

	$12,350	$16,139

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

12. Income Taxes

        The provision for state and federal income taxes consists of the following:

	Years Ended December 31,
	2006	2007	2008
Current state	$(223)	$(110)	$10
Deferred state	340	225	100
Current federal	(380)	81	(161)
Deferred federal	410	1,313	328

Total income taxes	$147	$1,509	$277

        The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities at December 31:

	2007	2008
Current deferred tax assets (liabilities):
Accounts receivable	$141	$196
Inventory	185	153
Accrued bonus and vacation	375	303
Accrued rent	200	203
Prepaid expenses	(171)	(203)
Warranty reserve	138	151
Other	75	66

	943	869

Non-current deferred tax (liabilities) assets:
Depreciation	(21,733)	(27,590)
Amortization	(9,746)	(12,444)
Sales-type leases	(1,044)	(799)
Other comprehensive income	—	1,961
Stock compensation	853	1,396
Derivative instrument interest	285	1,041
Net operating loss carryforwards	550	1,224
Other	159	180

	(30,676)	(35,031)
Valuation allowance against non-current deferred tax assets	(231)	(350)

	(30,907)	(35,381)

Net deferred tax liabilities	$(29,964)	$(34,512)

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

12. Income Taxes (Continued)

        For the years ended December 31, 2006, 2007 and 2008, the statutory income tax rate differed from the effective rate primarily as a result of the following differences:

	2006	2007	2008
Taxes computed at federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	7.8	6.3	14.4
Change in state deferred rate	—	(12.5)	(24.2)
Change in valuation allowance	—	5.7	14.5
Tax settlement adjustments	(40.0)	(4.2)	(25.0)
Meals & entertainment	10.1	2.6	12.8
Non-deductible stock options	—	2.7	5.7
Other	2.8	2.9	1.6

Income tax provision	14.7%	37.5%	33.8%

        At December 31, 2008, the Company had a federal net operating loss carryforward of $378, which expires in the year 2028 and state net operating loss carryforwards of $845, which expire at various times through the year 2028. The Company has evaluated the positive and negative evidence bearing upon the realization of the Net Operating Losses and has increased the valuation allowance to $350 for the corresponding deferred tax asset, which is comprised principally of state net operating loss carryovers incurred in various jurisdictions.

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

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2007	2008
Beginning Balance	$504	$333
Additions based on tax positions related to the current year	10	11
Reductions for tax positions of prior years	—	(323)
Lapse of statute of limitations	(181)	—

Ending Balance	$333	$21

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

12. Income Taxes (Continued)

        The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the year ended December 31, 2008, the Company recognized $1 in interest expense and $63 of interest income. The Company had $1 accrued for the payment of interest and no accrual for penalties at the end of fiscal year December 31, 2008. Accrued interest included in the reserve at January 1, 2008 was $63.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2005. All material state and local income tax matters have been concluded for years through 2003.

13. Preferred Stock Purchase Rights

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

14. Segment Information

        The Company operates four business units which are based on the Company's different product and service categories: Laundry Facilities Management, Commercial Laundry Equipment Sales, MicroFridge® branded product sales and Reprographics. These four business units constitute two reportable segments ("Facilities Management" and "Product Sales"). The Facilities Management segment includes two business units: Laundry Facilities Management and Reprographics. The Laundry Facilities Management business unit provides card- and coin-operated laundry equipment to multi-unit housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Reprographics business unit provides card- and coin-operated copiers to academic and public libraries. The Product Sales segment includes two business units: Intirion business unit which sells MicroFridge® branded product sales and Commercial Laundry Equipment Sales. The Intirion business unit revenue includes sales of its own patented and proprietary line of refrigerator/freezer/microwave oven combinations to a customer base which includes hospitality and assisted living facilities, military housing and colleges and universities. The Commercial Laundry Equipment Sales business unit operates as a distributor of, and provides service to, commercial laundry equipment in public laundromats, as well as for institutional purchasers, including hospitals, hotels and the United States military for use in their own on-premise laundry facilities.

        There are no intersegment revenues.

        The tables below present information about the operations of the reportable segments of Mac-Gray for the years ended December 31, 2006, 2007 and 2008. The information presented

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

14. Segment Information (Continued)

represents the key financial metrics that are utilized by the Company's senior management in assessing the performance of each of the Company's reportable segments.

	For the years ended December 31,
	2006	2007	2008
Revenue:
Facilities management	$232,181	$242,803	$306,089
Product sales	47,146	53,099	57,504

Total	279,327	295,902	363,593
Gross margin:
Facilities management	43,533	42,800	51,695
Product sales	9,425	12,506	12,274

Total	52,958	55,306	63,969
Selling, general and
administration expenses	35,663	36,050	40,290
Impairment of assets	2,502	—	—
Loss on early extinguishment of debt	73	—	207
Gain on sale of assets	(32)	(254)	(21)
(Gain) loss related to derivative instruments	96	1,737	1,804
Interest and other expenses, net	13,653	13,745	20,871

Income before provision for income taxes	$1,003	$4,028	$818

	December 31,
	2007	2008
Assets
Facilities management	$332,810	$442,214
Product sales	28,105	29,432

Total for reportable segments	360,915	471,646
Corporate(1)	21,679	17,489
Deferred income taxes	943	869

Total assets	$383,537	$490,004

    (1)
    Principally cash and cash equivalents, prepaid expenses and property, plant and equipment not included elsewhere.

15. Commitments and Contingencies

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

        Future minimum lease payments under non-cancelable operating and capital leases consist of the following:

	Capital Leases	Operating Leases
Year ended December 31,
2009	$1,532	$3,247
2010	1,231	2,742
2011	596	2,434
2012	130	2,042
2013	—	1,683
Thereafter	—	2,633

	3,489	$14,781

Less: amount representing interest (LIBOR of 1.41% at
December 31, 2008)	137

	3,352
Less: future minimum lease payments due
within one year	1,471

Amounts due after one year	$1,881

        Rent expense incurred by the Company under non-cancelable operating leases totaled $3,221, $3,361, and $4,092 for the years ended December 31, 2006, 2007 and 2008, respectively.

        Guaranteed Facilities Management Rent Payments.    The Company operates card- and coin-operated facilities management laundry rooms under various lease agreements in which the Company is required to make minimum guaranteed rent payments to the respective lessors. The following is a schedule by years of future minimum guaranteed rent payments required under these lease agreements that have initial or remaining non-cancelable contract terms in excess of one year as of December 31, 2008:

2009	$17,985
2010	15,605
2011	11,612
2012	9,462
2013	7,283
Thereafter	15,032

$76,979

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

16. Employee Benefit and Stock Plans

        Retirement Plans.    The Company maintains a qualified profit-sharing/401(k) plan (the "Plan") covering substantially all employees. The Company's contributions to the Plan are at the discretion of the Board of Directors. Costs under the Plan amounted to $1,122, $1,144, and $1,407 for the years ended December 31, 2006, 2007 and 2008, respectively.

        Stock Option and Incentive Plans.    On April 7, 1997, the Company's stockholders approved the 1997 Stock Option and Incentive Plan for the Company (the "1997 Stock Plan"). On May 26, 2005, the Company's stockholders approved the 2005 Stock Option and Incentive Plan for the Company (the "2005 Stock Plan" and together with the 1997 Stock Plan the "Stock Plans"). The Stock Plans are designed and intended as a performance incentive for officers, employees, and independent directors to promote the financial success and progress of the Company. All officers, employees and independent directors are eligible to participate in the Stock Plans. Awards, when made, may be in the form of stock options, restricted stock, restricted stock units, unrestricted stock options, and dividend equivalent rights. The Stock Plans require the maximum term of options to be ten years. Costs under the Plans amounted to $1,147, $1,814 and $2,271 for the years ended December 31, 2006, 2007 and 2008, respectively.

        Employee options generally vest such that one-third of the options will become exercisable on each of the first through third anniversaries of the date of grant of the options; however, the administrator of the Stock Plans may determine, at its discretion, the vesting schedule for any option award. In the event of termination of the optionee's relationship with the Company, vested options not yet exercised terminate within 90 days. The non-qualified options granted to independent directors are exercisable immediately and terminate ten years from the date of the grant. Directors have one year after leaving the board to exercise their options. The exercise prices are the fair market value of the shares underlying the options on the respective dates of the grants. The Company issues shares upon exercise of options from its treasury shares, if available. The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model. The fair values of the stock options granted in 2006, 2007 and 2008 were estimated using the following components:

	2006	2007	2008
Fair value of options at grant date	$3.44 - $5.41	$1.91 - $5.65	$3.58 - $5.60
Risk free interest rate	4.60% - 4.91%	4.25% - 4.98%	2.68% - 4.11%
Estimated forfeiture rate	0.00% - 1.65%	0.00% - 4.00%	0.00% - 15.00%
Estimated option term	5.0 - 9.0 years	1.0 - 8.0 years	5.0 - 9.0 years
Expected volatility	24.40% - 27.30%	23.82% - 26.36%	29.22% - 36.17%

        The expected volatility of the Company's stock price was based on the weighted average of the historical performance over the prior number of years equal to the expected term and the two most recent years.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

16. Employee Benefit and Stock Plans (Continued)

        The following is a summary of stock option plan activity under the Plans as of December 31, 2008, and changes during the year then ended:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	1,377,733	$8.44	$3.34
Granted	457,973	11.20	3.74
Exercised	(26,333)	7.72	3.66
Forfeited	(87,644)	11.35	3.84
Expired	(26,446)	11.99	4.01

Outstanding at December 31, 2008	1,695,283	$8.99	$3.41

Exercisable at December 31, 2008	1,151,467	$7.65	$3.18

Options vested during the year	295,172
Weighted average remaining life of the outstanding options	6.29
Weighted average remaining life of the exercisable options	5.16
Total intrinsic value of the outstanding options	$1,312,225
Total intrinsic value of the exercisable options	$1,312,225

	December 31,
	2006	2007	2008
Weighted average fair value of options granted	$4.79	$4.36	$3.74
Intrinsic value of options exercised	963,211	1,018,046	74,353
Fair value of shares vested	2,011,936	2,600,554	3,661,665

        A summary of the status of the Company's nonvested shares as of December 31, 2008 and changes during the year then ended is presented below:

		Grant Date Fair Value
Nonvested at January 1, 2008	465,258	$4.30
Granted	449,789	3.74
Vested	(295,172)	4.31
Forfeited	(76,059)	3.88

Nonvested at December 31, 2008	543,816	$3.89

        In the year ended December 31, 2008, the Company granted restricted stock units covering 54,436 shares of stock with an average fair market value on date of grant of $11.23 per share. The stock vests in one year upon the achievement of certain performance objectives as determined by the Board of Directors at the beginning of the fiscal year. In addition, the Company granted a cash award equivalent

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

16. Employee Benefit and Stock Plans (Continued)

to 18,849 restricted stock units and subject to the same performance criteria. The award had a fair market value of $6.28 per share at December 31, 2008. The Company also granted restricted stock units covering 7,161 shares of stock with a fair market value of $11.89 per share that vest over three years which do not have a performance requirement. Restricted stock activity for fiscal 2008 is presented below:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	37,540	$12.42
Restricted Stock Granted	61,597	11.31
Restricted Stock Issued	(31,311)	12.14
Restricted Stock Forfeited	(4,635)	11.50

Outstanding at December 31, 2008	63,191	$11.53

Restricted stock earned during the year	56,540	$11.38
Weighted average remaining life of the outstanding restricted stock	0.31
Weighted average remaining life of the exercisable restricted stock	—
Total intrinsic value of the outstanding restricted stock	—
Total intrinsic value of the exercisable restricted stock	—

        Compensation expense related to nonvested options and restricted shares will be recognized in the following years:

2009	$855
2010	496
2011	62

$1,413

        At December 31, 2008, the stock plans provide for the issuance of up to 2,478,070 shares of Common Stock of which 637,989 shares have been issued pursuant to the exercise of option agreements or restricted stock awards. At December 31, 2008 1,695,283 shares are subject to outstanding options, 63,191 shares have been granted subject to certain performance criteria and 95,096 shares remain available for issuance. Of the 95,096 shares, 63,133 shares have been committed to future restricted stock awards for which performance criteria have not yet been established. Subsequent to April 6, 2007, no additional grants may be made from the 1997 Plan.

        Mac-Gray Corporation 2001 Employee Stock Purchase Plan.    The Company established the Mac-Gray Corporation 2001 Employee Stock Purchase Plan (the "ESPP") in May 2001. Under the terms of the ESPP, eligible employees may have between 1% and 15% of eligible compensation deducted from their pay to purchase Company Common Stock. The per share purchase price is 85% of the fair market value of the stock on, the lower of, the first day or the last day of each six month

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

16. Employee Benefit and Stock Plans (Continued)

interval. Up to 500,000 shares may be offered pursuant to the ESPP. The plan includes certain restrictions, such as the holding period of the stock by employees. Currently there are 114 participants in the ESPP. The number of shares of Common Stock purchased through the ESPP was 49,446 and 36,545 for the years ended December 31, 2007 and 2008, respectively. There have been 210,420 shares purchased since the inception of the ESPP. At December 31, 2007 and 2008, the Company had accumulated employee withholdings associated with this plan of $151 and $161 for acquisition of stock in 2008 and 2009, respectively.

17. Earnings Per Share

	Year Ended December 31,
	2006	2007	2008
Net income	$856	$2,519	$541

Weighted average number of common shares outstanding—basic	13,008	13,209	13,346
Effect of dilutive securites:
Stock options	440	471	360

Weighted average number of common shares outstanding—diluted	13,448	13,680	13,706

Net income per share—basic	$0.07	$0.19	$0.04

Net income per share—diluted	$0.06	$0.18	$0.04

        There were 253, 552, and 1,189 shares under option plans that were excluded from the computation of diluted earnings per share at December 31, 2006, 2007 and 2008, respectively, due to their anti-dilutive effects.

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

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

18. Summary of Quarterly Financial Information (unaudited) (Continued)

	Year Ended December 31, 2008
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
Revenue	$77,642	$92,900	$98,041	$95,010	$363,593
Cost of revenue	62,131	77,601	81,565	78,327	299,624

Gross margin	15,511	15,299	16,476	16,683	63,969
Operating expenses	9,548	10,421	9,830	10,677	40,476

Income from operations	5,963	4,878	6,646	6,006	23,493
Interest and other expense, net	(3,798)	(5,612)	(5,654)	(5,807)	(20,871)
Gain (loss) related to derivative instruments	(1,202)	1,165	(122)	(1,645)	(1,804)

Income before provision for income taxes	963	431	870	(1,446)	818
Provision for income taxes	201	221	217	(362)	277

Net income	$762	$210	$653	$(1,084)	$541

Net income per common share—basic	$0.06	$0.02	$0.05	$(0.08)	$0.04	(a)

Net income per common share—diluted	$0.06	$0.02	$0.05	$(0.08)	$0.04	(a)

Weighted average common shares outstanding—basic	13,300	13,338	13,366	13,381	13,346

Weighted average common shares outstanding—diluted	13,670	13,688	13,729	13,700	13,706

(a)
The sum of the quarterly earnings per share amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are computed independently of each other.

MAC-GRAY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008

	Balance Beginning of Year	Charged to Cost and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2006:
Allowance for doubtful accounts and lease reserves	$588	$126	$(280)	$434
Year Ended December 31, 2007:
Allowance for doubtful accounts and lease reserves	$434	$195	$(246)	$383
Year Ended December 31, 2008:
Allowance for doubtful accounts and lease reserves	$383	$184	$(60)	$507