Form 10-Q
period 2009-03-31
MAC-GRAY CORP
filed 2009-05-11
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 8, 2009, 13,480,938 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.           Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	March 31,
	2008	2009

Assets
Current assets:
Cash and cash equivalents	$18,836	$19,125
Trade receivables, net of allowance for doubtful accounts	9,793	7,697
Inventory of finished goods, net	6,047	8,013
Deferred income taxes	869	869
Prepaid facilities management rent and other current assets	13,918	11,485
Total current assets	49,463	47,189
Property, plant and equipment, net	143,494	141,963
Goodwill	59,701	59,593
Intangible assets, net	222,285	218,939
Prepaid facilities management rent and other assets	15,061	14,872
Total assets	$490,004	$482,556

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,471	$5,417
Trade accounts payable	4,841	8,941
Accrued facilities management rent	22,211	21,590
Accrued expenses	16,139	12,506
Deferred revenues and deposits	791	403
Total current liabilities	49,453	48,857
Long-term debt and capital lease obligations	295,821	285,614
Other liabilities	11,385	11,045
Deferred income taxes	35,381	35,955
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 13,381,387 outstanding at December 31, 2008, and 13,473,303 issued and 13,473,127 outstanding at March 31, 2009)	134	135
Additional paid in capital	74,669	75,303
Accumulated other comprehensive loss	(3,117)	(2,908)
Retained earnings	26,925	28,557
	98,611	101,087
Less: common stock in treasury, at cost (62,367 shares at December 31, 2008 and 176 shares at March 31, 2009)	(647)	(2)
Total stockholders’ equity	97,964	101,085
Total liabilities and stockholders’ equity	$490,004	$482,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2008	2009

Revenue:
Facilities management revenue	$67,053	$81,171
Product sales	10,589	11,507
Total revenue	77,642	92,678

Cost of revenue:
Cost of facilities management revenue	44,226	52,987
Depreciation and amortization	9,791	12,278
Cost of product sales	8,114	8,716
Total cost of revenue	62,131	73,981

Gross margin	15,511	18,697

General and administration expenses	4,785	5,148
Sales and marketing expenses	4,418	4,509
Depreciation and amortization	401	437
Gain on sale or disposal of assets, net	(56)	(419)
Total operating expenses	9,548	9,675

Income from operations	5,963	9,022

Interest expense, net	3,798	5,019
Loss (gain) related to derivative instruments	1,202	(62)
Income before provision for income taxes	963	4,065

Provision for income taxes	201	1,824

Net income	$762	$2,241

Net income per common share - basic	$0.06	$0.17
Net income per common share — diluted	$0.06	$0.16
Weighted average common shares outstanding - basic	13,300	13,406
Weighted average common shares outstanding — diluted	13,670	13,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other			Treasury Stock
	Number		Paid In	Comprehensive	Comprehensive	Retained	Number
	of shares	Value	Capital	Income (Loss)	Income	Earnings	of shares	Cost	Total
Balance, December 31, 2008	13,443,754	$134	$74,669	$(3,117)		$26,925	62,367	$(647)	$97,964
Net income	—	—	—	—	$2,241	2,241	—	—	$2,241
Other comprehensive income:
Unrealized gain on derivative instrument, net of tax of $131 (Note 3)	—	—	—	209	209	—	—	—	$209
Comprehensive income					$2,450
Stock issuance - Employee Stock Purchase Plan	29,549	1	158	—		—	—	—	$159
Stock compensation expense	—	—	476	—		—	—	—	$476
Stock grants	—	—	—	—		(609)	(62,191)	645	$36
Balance, March 31, 2009	13,473,303	$135	$75,303	$(2,908)		$28,557	176	$(2)	$101,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended
	March 31,
	2008	2009
Cash flows from operating activities:
Net income	$762	$2,241
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	10,192	12,715
Increase(decrease) in allowance for doubtful accounts and lease reserves	38	(37)
Gain on sale of assets	(56)	(419)
Stock grants	22	36
Loss (gain) related to derivative instruments	1,202	(62)
Deferred income taxes	266	616
Excess tax benefits from share based payment arrangements	(10)	—
Non cash stock compensation	433	476
Decrease in accounts receivable	945	2,133
(Increase) in inventory	(1,525)	(1,966)
(Increase) decrease in prepaid facilities management rent and other assets	(388)	1,804
(Decrease) in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	(5,683)	(126)
(Decrease) in deferred revenues and customer deposits	(347)	(388)
Net cash flows provided by operating activities	5,851	17,023

Cash flows from investing activities:
Capital expenditures	(8,018)	(7,342)
Proceeds from sale of assets	72	787
Net cash flows used in investing activities	(7,946)	(6,555)

Cash flows from financing activities:
Payments on capital lease obligations	(366)	(398)
Borrowings on 2005 revolving credit facility	8,000	—
Payments on 2005 revolving credit facility	(3,000)	—
Borrowings on 2008 revolving credit facility	—	7,184
Payments on 2008 revolving credit facility	—	(17,124)
Excess tax benefits from share based payment arrangements	10	—
Proceeds from exercise of stock options	24	—
Proceeds from issuance of common stock under ESPP program	138	159
Net cash flows provided by (used in) financing activities	4,806	(10,179)

Increase in cash and cash equivalents	2,711	289
Cash and cash equivalents, beginning of period	13,325	18,836
Cash and cash equivalents, end of period	$16,036	$19,125

Supplemental disclosure of non-cash investing and financing activities: During the three months ended March 31, 2008 and 2009, the Company acquired various vehicles under capital lease agreements totaling $20 and $77, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of Mac-Gray Corporation (the “Company” or “Mac-Gray”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which are necessary to present fairly the Company’s financial position, the results of its operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2008 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K for the year ended December 31, 2008. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.  Long Term Debt

The Company has a senior secured credit agreement (the “Secured Credit Agreement”) pursuant to which the Company may borrow up to $166,000 in the aggregate, including $36,000 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver.  The Term Loan requires quarterly principal payments of $1,000 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $21,000 due on April 1, 2013.  The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions, the Secured Credit Agreement gives the company the option to establish additional term and/or revolving credit facilities there under, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

Borrowings outstanding under the Secured Credit Agreement bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 2.00% to 2.50% per annum (currently 2.50%), determined by reference to our senior secured leverage ratio, and (ii) in the case of base rate loans and Swingline Loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 1.00% to 1.50% per annum (currently 1.50%), determined by reference to the Company’s senior secured leverage ratio.

The obligations under the Secured Credit Agreement are guaranteed by the Company’s subsidiaries and secured by (i) a pledge of 100% of the ownership interests in the subsidiaries, and (ii) a first-priority security interest in substantially all our tangible and intangible assets.

Under the Secured Credit Agreement, the Company is subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.50 to 1.00 (4.25 to 1.00 commencing July 1, 2009), a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

2.  Long-Term Debt (continued)

thresholds.  The Company was in compliance with these and all other financial covenants at March 31, 2009.

The Secured Credit Agreement provides for customary events of default with, in some cases, corresponding grace periods, including (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any representation or warranty made by us proving to be incorrect in any material respect, (iv) payment defaults relating to, or acceleration of, other material indebtedness, (v) certain bankruptcy, insolvency or receivership events affecting us, (vi) a change in our control, (vii) the Company or its subsidiaries becoming subject to certain material judgments, claims or liabilities, or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the Secured Credit Agreement.

In the event of an event of default, the Administrative Agent may, and at the request of the requisite number of lenders under the Secured Credit Agreement must, terminate the lenders’ commitments to make loans under the Secured Credit Agreement and declare all obligations under the Secured Credit Agreement immediately due and payable.  For certain events of default related to bankruptcy, insolvency and receivership, the commitments of the lenders will be automatically terminated and all outstanding obligations of the Company under the Secured Credit Agreement will become immediately due and payable.

The Company pays a commitment fee equal to a percentage of the actual daily-unused portion of the Secured Revolver under the Secured Credit Agreement.  This percentage, currently 0.500% per annum, will be determined quarterly by reference to the senior secured leverage ratio and will range between 0.375% per annum and 0.500% per annum.

As of March 31, 2009, there was $92,000 outstanding under the Revolver, $36,000 outstanding under the Term Loan and $1,380 in outstanding letters of credit.  The available balance under the Revolver was $36,620 at March 31, 2009. The average interest rate on the borrowings outstanding under the Secured Credit Agreement at December 31, 2008 and March 31, 2009 were 5.28% and 5.02%, respectively, including the applicable spread paid to the banks.

On April 1, 2008, the Company issued a $10,000 unsecured note to the seller in the ALC acquisition.  This note bears interest at 9% and matures on April 1, 2010 with interest payments due quarterly on the first day of July, October, January and April each year until maturity.

On August 16, 2005, the Company issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay down senior bank debt.

On and after August 15, 2010, the Company has the option to redeem all or a portion of the senior notes at the redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed, during the 12-month period commencing on August 15 of the years set forth below:

Remdemption
Period	Price
2010	103.813%
2011	102.542%
2012	101.271%
2013 and thereafter	100.000%

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

2.  Long-Term Debt (continued)

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at March 31, 2009.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at March 31, 2009.

Capital lease obligations on the Company’s fleet of vehicles totaled $3,352 and $3,031 at December 31, 2008 and March 31, 2009, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2009 (nine months)	$4,092
2010	15,201
2011	4,589
2012	4,144
2013	113,005
Thereafter	150,000
$291,031

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

3.  Fair Value Measurements (continued)

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurments
	Balance at March 31, 2009	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (included in other liabilities)	$7,372	—	$7,372	—

The Company has entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt.   The Swap Agreements effectively convert a portion of the Company’s variable rate debt to a long-term fixed rate. Under these agreements, the Company receives a variable rate of LIBOR plus a markup and pay a fixed rate.  The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivatives are considered a Level 2 item.

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The effective portion of the Swap Agreements that qualify for hedge accounting are included in Other Comprehensive Income in the period in which the change occurs while the ineffective portion, if any, is recognized in income in the period in which the change occurs.

The table below outlines the details of each remaining Swap Agreement:

			Notional
	Original		Amount
Date of	Notional	Fixed/	March 31,	Expiration	Fixed
Origin	Amount	Amortizing	2009	Date	Rate

May 8, 2008	$45,000	Amortizing	$45,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$36,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	$12,000	Dec 31, 2009	4.66%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%

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

The Company has adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The tables below display the impact the Company’s derivative instruments had on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Income Statements for the three months ended March 31, 2008 and 2009.

Fair Values of Derivative Instruments
	Liability Derivatives
	December 31, 2008		March 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under Statement 133:
Interest rate contracts	Other liabilites	$5,078	Other liabilites	$4,738

Derivatives not designated as hedging instruments under Statement 133:
Interest rate contracts	Other liabilites	2,697	Other liabilites	2,634

Total derivatives		$7,775		$7,372

	The Effect of Derivative Instruments on the Statement of Financial Performance
	For the three months ended March 31, 2008 and 2009
Derivatives in Statement 133 Net Investment	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated	Amount of Gain or (Loss)Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as Hedging	Location of Gain or (Loss) Recognized	Amount of Gain or (Loss) Recognized in Income on Derivative
Hedging	March 31,	March 31,	OCI into Income	March 31,	March 31,	Instruments under	in Income on	March 31,	March 31,
Relationships	2008	2009	(Effective Portion)	2008	2009	Statement 133	Derivative	2008	2009
Interest rate contracts	$—	$209	Gain (loss) related to derivative instruments	$(45)	$—	Interest rate contracts	Gain (loss) related to derivative instruments	$(1,202)	$62

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2008
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$59,478		$59,478
Product Sales	223		223
	$59,701		$59,701
Intangible assets:
Facilities Management:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,936	105
Contract rights	238,128	36,729	201,399
Product Sales:
Customer lists	1,451	1,024	427
Distribution rights	1,623	297	1,326
Patents	99	—	99
Deferred financing costs	6,798	1,919	4,879
	$266,190	$43,905	$222,285

	As of March 31, 2009
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$59,370		$59,370
Product Sales	223		223
	$59,593		$59,593
Intangible assets:
Facilities Management:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,943	98
Contract rights	238,098	39,754	198,344
Product Sales:
Customer lists	1,451	1,048	403
Distribution rights	1,623	337	1,286
Patents	99	—	99
Deferred financing costs	6,798	2,139	4,659
	$266,160	$47,221	$218,939

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Intangible Assets (continued)

Estimated future amortization expense of intangible assets consists of the following:

2009 (nine months)	$9,926
2010	13,222
2011	12,817
2012	12,544
2013	12,166
Thereafter	142,961
$203,636

Amortization expense of intangible assets for the three months ended March 31, 2008 and 2009 was $2,312 and $3,315, respectively.

Intangible assets primarily consist of various non-compete agreements, customer lists and contract rights recorded in connection with acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from five to fifteen years. Customer lists are amortized using the straight-line method over fifteen years. Contract rights are amortized using the straight-line method over fifteen to twenty years. The life assigned to acquired contracts is based on several factors, including:  (i) the historical renewal rate of the contract portfolio for the most recent years prior to the acquisition, (ii) the number of years the average contract has been in the contract portfolio, (iii) the overall level of customer satisfaction within the contract portfolio and (iv) our ability to maintain comparable renewal rates in the future. The contract rights acquired are aggregated for purposes of calculating their fair value upon acquisition due to the fact that there are thousands of individual contracts in each market, no single contract accounts for more than 2% of the revenue of any acquired portfolio and the contracts are homogeneous. The fair values of acquired portfolios are established based upon discounted cash flows generated by the acquired contracts.  The fair values of the contracts are allocated to asset groups, comprised of the Company’s geographic markets, based on an estimate of relative fair value.

Impairment of Goodwill.  In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company assesses goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may be impaired. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant negative industry or economic trends, or a significant decline in the Company’s market capitalization relative to its book value.  The Company evaluated its goodwill for impairment as of December 31, 2008 and determined that there were no impairments.  The goodwill impairment review consists of a two-step process of first assessing the fair value and comparing to the carrying value of its reporting units. The Company has determined that it’s business units, laundry facilities management and Intirion, are the appropriate reporting units for goodwill impairment testing.  If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, the Company would proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. Any such impairment loss would be recognized in the Company’s results of operations in the period the impairment loss arose. The fair value of the Company’s reporting units at December 31, 2008 was significantly in excess of their carrying values.

Impairment of Long-Lived Assets.  In accordance with SFAS 144, the Company reviews long-lived assets, including fixed assets (primarily washing machines and dryers) and intangible assets with definite lives (primarily laundry facilities management contract rights (“contract rights”)) for impairment whenever triggering events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Triggering events that could indicate that the carrying value of these long-lived assets is not fully recoverable are identified primarily via the assessment of the useful lives of the contract rights described below.  Other triggering events include,

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Intangible Assets (continued)

but are not limited to, the loss of significant customers, adverse changes to volumes and/or profitability in specific geographic markets and changes in the Company’s business strategy that result in a significant reduction in cash flows generated in a specific market.

SFAS 144 prescribes that, for the purposes of recognition and measurement of impairment loss, a long-lived asset or assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  For the Company’s long-lived assets, the Company has determined that the lowest level for which identifiable cash flows are largely independent is at the geographic market level.  The Company has identified nine geographic markets to which contract rights and other long-lived assets can reasonably be allocated. The assets within each geographic market have common characteristics and share support services and management. Within each of these geographic markets, the Company has the ability to economically reallocate assets and supporting services as needed.  If a triggering event has occurred, the recoverability of the carrying amount of the contract rights and fixed assets for that market is calculated by comparing the carrying amount of the asset group to the projected future undiscounted cash flows from the operation and disposition of the assets, taking into consideration the remaining useful life of the assets. The cash flow period is based upon the remaining life of the acquired contract rights which are generally considered the primary asset of the asset group.  If the undiscounted cash flow is less than the carrying amount of the asset group, the Company would then determine the fair value of the contract rights and the fixed assets and record an impairment provision, if any.  The fair value of the contract rights would be estimated utilizing a discounted cash flow in the same manner that the values were established at the time of acquisitions. The fair value of the fixed assets would be determined based upon the fair market value of similar equipment.

Management also performs an annual assessment of the useful lives of the contract rights and accelerates amortization, if necessary.  The results of this analysis may also indicate potential impairment triggering events.  For contract rights, the useful life assessment consists primarily of comparing the percent of revenue declines for acquired contracts by acquisition to the percent of amortization recorded on the contract rights for that acquisition.  If the rate of revenue decline exceeds the rate of amortization, the remaining useful life is adjusted prospectively.

We also evaluate our trade names annually for impairment using the relief from royalty method, which considers the discounted present value of future tax effected royalty payments, to estimate fair value.  If the fair value is less than the carrying value, the trade name would be written down to its implied fair value.  Our evaluation in 2008 did not result in an impairment.  However, a 1% increase in the discount rate would have resulted in an impairment of $100 for one of our trade names.

5.  Commitments and Contingencies

The Company is involved in various litigation proceedings arising in the normal course of business.  In the opinion of management, the Company’s ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations or cash flows.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

6.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three months ended
	March 31,
	2008	2009

Net income	$762	$2,241

Weighted average number of common shares outstanding - basic	13,300	13,406
Effect of dilutive securites:
Stock options	370	206
Weighted average number of common shares outstanding - diluted	13,670	13,612

Net income per share - basic	$0.06	$0.17
Net income per share - diluted	$0.06	$0.16

There were 796 and 1,573 shares under option plans that were excluded from the computation of diluted earnings per share at March 31, 2008 and 2009, respectively, due to their anti-dilutive effects.

7.  Segment Information

The Company operates four business units which are based on the Company’s different product and service categories: Laundry Facilities Management Business, Commercial Laundry Equipment Sales and Service Business, Intirion Sales Business and Reprographics Facilities Management Business. These four business units have been aggregated into two reportable segments (“Facilities Management” and “Product Sales”). The Facilities Management segment includes two business units: Laundry Facilities Management and Reprographics Facilities Management. The Laundry Facilities Management business unit provides coin and debit card-operated laundry equipment to multi-unit housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Reprographics Facilities Management business unit provides coin and debit-card-operated copiers to academic and public libraries. The Product Sales segment includes two business units: Intirion Sales and Commercial Laundry Equipment Sales. The Intirion Sales business unit revenue includes sales of its own patented and proprietary line of refrigerator/freezer/microwave oven combinations under the brand name MicroFridge® to a customer base which includes hospitality and assisted living facilities, military housing and colleges and universities.  The Intirion Sales business unit also sells a full range of kitchen and laundry appliances. The Commercial Laundry Equipment Sales business unit operates as a distributor of, and provides service to, commercial laundry equipment in public laundromats, as well as for institutional purchasers, including hospitals, hotels and the United States military for use in their own on-premise laundry facilities.

There are no intersegment revenues.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

7.  Segment Information (continued)

The tables below present information about the operations of the Company’s reportable segments for the three months ended March 31, 2008 and 2009. The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments.

	For the three months
	March 31,
	2008	2009

Revenue:
Facilities management	$67,053	$81,171
Product sales	10,589	11,507
Total	77,642	92,678
Gross margin:
Facilities management	13,116	15,982
Product sales	2,395	2,715
Total	15,511	18,697
Selling, general, depreciation and amortization expenses	9,604	10,094
Gain on sale of assets	(56)	(419)
Interest expense, net	3,798	5,019
Loss (gain) related to derivative instruments	1,202	(62)
Income before provision for income taxes	$963	$4,065

	December 31, 2008	March 31, 2009
Assets:
Facilities management	$442,214	$429,383
Product sales	29,432	32,998
Total for reportable segments	471,646	462,381
Corporate (1)	17,489	19,306
Deferred income taxes	869	869
Total	$490,004	$482,556

(1)   Principally cash and cash equivalents, prepaid expenses and property, plant and equipment not included elsewhere.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

8.  Stock Compensation

During the three months ended March 31, 2009, grants of options for 529,689 shares were issued of which 10,818 were subsequently canceled.  The grant-date fair values of employee share options and similar instruments are estimated using the Black-Scholes option-pricing model.  The fair values of the stock options granted were estimated using the following components:

Fair value of options at grant date	$2.74 & $3.48
Risk free interest rates	1.695% & 2.155%
Pre-vest forfeiture rates	3.00% & 11.00%
Expected life	6 years & 8.5 years
Expected volatility	35.53% & 37.63%

During the three months ended March 31, 2009, the Company granted restricted stock units covering 80,270 shares of stock, of which 1,121 were subsequently cancelled, with a fair market value on date of grant of $6.70 per share.  The restricted stock units vest in one year upon the achievement of certain performance objectives as determined by the Compensation Committee of the Board of Directors at the beginning of the fiscal year.  In addition, the Company granted 20,715 restricted stock units that give the grantee the option to settle the award in cash or in shares of common stock.  These restricted stock units are subject to the same performance criteria as the previously mentioned restricted stock awards. These awards are measured at their fair value at the end of each reporting period.  The award had a fair market value of $5.30 per share at March 31, 2009. The Company also granted restricted stock units covering 19,740 shares of stock with a fair market value of $5.89 per share that vest over three years which do not have a performance requirement.

For the three months ended March 31, 2009, the Company incurred stock compensation expense of $516.  The allocation of stock compensation expense is consistent with the allocation of the participants’ salary and other compensation expenses.

At March 31, 2009, options for 888 shares and 139 restricted shares have been granted but have not yet vested.  Compensation expense related to unvested options and restricted shares will be recognized in the following years:

2009 (nine months)	$1,527
2010	1,031
2011	597
2012	23
$3,178

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

9.  Product Warranties

The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs.  Actual costs have not exceeded the Company’s estimates.

The activity for the three months ended March 31, 2009 is as follows:

Accrued
Warranty

Balance, December 31, 2008	$390
Accruals for warranties issued	124
Settlements made (in cash or in kind)	(129)
Balance, March 31, 2009	$385

10.  New Accounting Pronouncements

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a).  This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements for second quarter 2009.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-e).  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of SFAS 157-e during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of this Proposed Staff Position during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP No. FAS 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require additional disclosures about plan assets held in an employer’s defined benefit pension or other postretirement plan, to provide users of financial statements with an understanding of (i) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets including the level within the fair

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

10.  New Accounting Pronouncements (continued)

value hierarchy, using the guidance in SFAS No. 157, and (iv) significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The adoption of FSP No. FAS 132(R)-1 will not have an effect on our financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“Statement 161”).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company has adopted Statement 161 effective January 1, 2009.  See Footnote 3 for further information.

11.  Subsequent Events

On April 29, 2009, the Company’s Board of Directors authorized a share repurchase program under which the Company is authorized to purchase up to an aggregate of $6,000 of its common stock.  With the cooperation of its lenders, the Company has amended its current secured credit agreement to allow for this program.

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

•                                    our ability to maintain adequate internal controls over financial reporting;

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

•                                    provisions of our charter and bylaws that could discourage takeovers; and

•                                    those factors discussed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and our other filings with the Securities and Exchange Commission (“SEC”).

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

In this Quarterly Report on Form 10-Q, unless the context suggest otherwise, references to the “Company,” “Mac-Gray,” “we,” “us,” “our” and similar terms refer to Mac-Gray Corporation and its subsidiaries.  We have registered, applied to register or are using the following trademarks: Mac-Gray®, Web®, Hof™, Automatic Laundry Company™, MicroFridge®,  SnackMate™, LaundryView®, PrecisionWash™, Intelligent Laundry®, Systems, LaundryLinx™, TechLinx™, VentSnake™, Intelli-Vault®, Safe Plug®, LaundryAudit™ and e-issues™. The following are trademarks of parties other than us: Maytag®, Whirlpool®, Amana®, Magic Chef®, KitchenAid®, and Estate®.

Overview

Mac-Gray Corporation was founded in 1927 and re-incorporated in Delaware in 1997.  Since its founding, Mac-Gray has grown to become the second largest laundry facilities management business in the United States.  Through our portfolio of card and coin-operated laundry equipment located in laundry facilities across the country, we provide laundry convenience to residents of multi-unit housing, such as apartment buildings, condominiums, colleges and universities, public housing complexes and hotels and motels.  Based on our ongoing survey of colleges and universities, we believe we are the largest provider of such services to the college and university market in the United States.  We report our business in two segments, facilities management and product sales. Facilities management consists of our laundry facilities management and reprographics business units. Product sales consist of our commercial laundry equipment sales and Intirion Corporation (“Intirion”), which operates our MicroFridge® branded product sales business.

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base, and predictable capital needs.  For the three months ended March 31, 2009, our total revenue was approximately $92,700.  Approximately 88% of our total revenue for the three month period was generated by our facilities management segment.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of March 31, 2009, approximately 90% of our installed machine base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases.  Accordingly, our capital needs are predictable and largely within our control.  For the three months ended March 31, 2009, we incurred $7,342 of capital expenditures. In addition, we made incentive payments of approximately $778 in the three months ended March 31, 2009 to property owners and property management companies in connection with securing our lease arrangements.

In addition, through our product sales segment, we generate revenue by selling commercial laundry equipment and our line of combination refrigerator/freezer/microwave oven units under the MicroFridge® and SnackMateTM brands. Intirion is also a national distributor of Maytag®, Whirlpool®, Amana®, Magic Chef® , KitchenAid®, and Estate®  brands of appliances.  For the three months ended March 31, 2009, our product sales segment generated approximately 12% of our total revenue and 15% of our gross margin.

Our current priorities include 1) continuing to reduce funded debt, thereby improving debt leverage ratios and reducing interest expense, 2) maintaining capital expenditures at the irreducible levels needed to sustain the business, 3) increasing facilities management operating efficiencies in all markets, particularly the ones that have been influenced by acquisition activity in the past three years, and 4) improving the profitability of individual laundry facilities management accounts that come up for contract renewal.  One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. Within any given geographic area, Mac-Gray may compete with local independent operators, regional operators and multi-region operators as well as property owners and property management companies who self operate their laundry facilities. We devote substantial resources to our sales efforts and are focused on continued innovation in order to distinguish us from our competitors. Approximately 10% to 15% of our laundry room leases are up for renewal each year. Over the past five calendar years, we have retained approximately 96% of our total installed equipment base each year while adding to our equipment base through organic growth.

We recently announced a share repurchase program under which our Board of Directors authorized us to purchase up to an aggregate of $6 million of our common stock.  Repurchases under the program will be made in the open market and in privately negotiated transactions from time to time through April 30, 2010 in accordance with applicable insider trading and other securities laws and regulations.  The timing of repurchases and the actual number of shares repurchased will depend on a number of factors including price, market conditions and other capital requirements.  We may suspend or terminate the stock repurchase program at any time without prior notice.

Results of Operations (Dollars in thousands)

Three months ended March 31, 2009 compared to three months ended March 31, 2008.

The information presented below for the three months ended March 31, 2009 and 2008 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended March 31,
	2008	2009	Increase (Decrease)	% Change
Laundry facilities management	$66,742	$80,853	$14,111	21%
Reprographics revenue	311	318	7	2%
Total facilities management revenue	67,053	81,171	14,118	21%
Intirion sales revenue	6,748	7,394	646	10%
Laundry equipment sales revenue	3,841	4,113	272	7%
Total product sales revenue	10,589	11,507	918	9%
Total revenue	$77,642	$92,678	$15,036	19%

Revenue

Total revenue increased by $15,036, or 19%, to $92,678 for the three months ended March 31, 2009 compared to $77,642 for the three months ended March 31, 2008.

Facilities management revenue.  Total facilities management revenue increased by $14,118, or 21%, to $81,171 for the three months ended March 31, 2009 compared to $67,053 for the three months ended March

31, 2008. The increase in revenue for the three months ended March 31, 2009 compared to the same period in 2008 is attributable primarily to the revenue associated with the laundry facilities management businesses acquired from Automatic Laundry Company (“ALC”) on April 1, 2008.

Within the facilities management segment, revenue in the laundry facilities management business unit increased by $14,111, or 21%, to $80,853 for the three months ended March 31, 2009 compared to $66,742 for the three months ended March 31, 2008. The increase in laundry facilities management revenue for the three months ended March 31, 2009 compared to the same periods in 2008 is attributable to $15,087 of revenue associated with the laundry facilities management businesses acquired from ALC, and, to a lesser extent, to the placement of additional laundry equipment in the field as well as selected vend price increases.  The increases were offset by reduced usage of the Company’s equipment in apartment building laundry rooms as a result of high apartment vacancy rates in certain markets, particularly in the Southeast and the Southwest.  We expect increased vacancy rates to continue to have a negative impact on our facilities management business at least in the near term.

Revenue in the reprographics business unit increased by $7, or 2%, to $318 for the three months ended March 31, 2008 compared to $311 for the three months ended March 31, 2008.  In the three months ended March 31, 2009, the reprographics business unit accounted for less than 1% of consolidated revenue.  Revenue from this business unit is expected to decline.

Product sales revenue.  Revenue from our product sales segment increased by $918, or 9%, to $11,507 for the three months ended March 31, 2009 compared to $10,589 for the three months ended March 31, 2008.   The increase in revenue for the three months ended March 31, 2009 as compared to the same periods in 2008 is attributable to an increase in sales in both the Intirion business unit and in the laundry equipment sales business unit. We do not expect this upward trend to continue in either business for the balance of 2009.

Revenue in the Intirion business unit increased by $646, or 10%, to $7,394 for the three months ended March 31, 2009 compared to $6,748 for the three months ended March 31, 2008. The increase in revenue for the three months ended March 31, 2009 compared to the same period in 2008 is attributable to an increase in sales to the government market partially offset by a decline in sales to the academic and retail markets.  Sales to the Hospitality market were essentially the same as the first quarter of 2008.  Our sales to the government will continue to fluctuate based on shifting budget priorities as well as the timing of the release of funds for military housing initiatives. We expect sales to the academic and hospitality markets will decline over the course of the remainder of 2009, impacted by the general downturn in the economy and the availability of financing for capital projects.

Revenue in the laundry equipment sales business unit increased by $272, or 7%, to $4,113 for the three months ended March 31, 2009 compared to $3,841 for the three months ended March 31, 2008. Sales in the laundry equipment sales business unit are sensitive to the strength of the economy, local economic factors, local permitting and the availability of financing to small businesses, and therefore have the potential to fluctuate significantly from quarter to quarter.

Cost of revenue

Cost of facilities management revenue.  Cost of facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing machines and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue increased by $8,761, or 20%, to $52,987 for the three months ended March 31, 2009 as compared to $44,226 for the three months ended March 31, 2008. The increase is due primarily to the $6,932 increased rent associated with the increase in facility management revenue.  As a percentage of facilities management revenue, cost of facilities management revenue was 65% and 66%, respectively, for the three months ended March 31, 2009 and 2008. Facilities management rent as a percentage of facilities management revenue was 48% for the months ended March 31, 2009 as compared to 47% for the three months ended March 31, 2008.  Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the laundry lease.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations increased by $2,487, or 25%, to $12,278 for the three months ended March 31, 2009 as compared to $9,791 for the three months ended March 31, 2008. The increase in depreciation and amortization for the three months ended March 31, 2009 as compared to the same periods in 2008 is primarily attributable to the additional depreciation and amortization associated with the contract rights and equipment we acquired as part of our acquisition of ALC.  Also contributing to the increased depreciation expense was new equipment placed in laundry facilities at new locations and replacement of older equipment as contracts were renegotiated.

Cost of product sales.  Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® branded equipment and parts sold, as well as salaries, warehousing expenses and distribution expenses, including fuel, as part of the product sales segment.  Cost of product sales increased by $602, or 7%, to $8,716 for the three months ended March 31, 2009 as compared to $8,114 for the three months ended March 31, 2008.  As a percentage of sales, cost of product sales was 76% for the three months ended March 31, 2009, as compared to 77% for the three months ended March 31, 2008. The gross margin in the Intirion® business unit increased to 26% for the three months ended March 31, 2009 as compared to 24% for the same period in 2008.  The gross margin in the Intirion® business unit is impacted by the mix of products and markets into which they sell.  Typically direct sales such as sales to the government achieve a higher margin than sales into distribution channels.  The gross margin in the laundry equipment sales business unit decreased to 19% for the three-month period ended March 31, 2009 as compared to 21% for the same period in 2008. The decrease in the margin is primarily attributable to competitive price pressures, price increases by manufacturers, and a change in the mix of products sold.  The decrease in margin was slightly mitigated by a decrease in operating expenses.  We expect these factors in the laundry equipment sales business to continue to affect gross margins.

Operating expenses

General, administration, sales and marketing, and related depreciation and amortization expense.  General, administration, sales and marketing, and related depreciation and amortization expense increased by $490, or 5%, to $10,094 for the three months ended March 31, 2009 as compared to $9,604 for the three months ended March 31, 2008.  As a percentage of total revenue, general, administration, sales and marketing and related depreciation expenses were 11% and 12% for the three months ended March 31, 2009 and 2008, respectively. The increase in expenses in the three months ended March 31, 2009 compared to the same period in 2008 is due primarily to the costs associated with the current proxy contest..

Gain on sale of assets

The gain on sale of assets is primarily attributable to the gain on the sale of the Company’s facility in Tampa, Florida.  It has been the Company’s objective for several years to sell all operating facilities and property.  Our Tampa facility was the last property we owned.

Income from operations

Income from operations increased by $3,059, or 51%, to $9,022 for the three months ended March 31, 2009 compared to $5,963 for the three months ended March 31, 2008 due primarily to the reasons discussed above.

Interest expense, net

Interest expense, net of interest income, increased by $1,221, or 32%, to $5,019 for the three months ended March 31, 2009, as compared to $3,798 for the three months ended March 31, 2008. This increase is due to the increase in our debt resulting from our April, 2008 acquisition of ALC but has decreased compared to recent quarters due to the payments we have made on our debt.

Gain/Loss related to derivative instruments

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment are recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a gain of $62 for the three months ended March 31, 2009, compared to a loss of $1,202 for the same period in 2008.

Provision for income taxes

The provision for income taxes increased by $1,623 to $1,824 for the three months ended March 31, 2009 compared to $201 for the three months ended March 31, 2008. The increase is a combination of an increase of $3,102 in income before taxes for the three months ended March 31, 2008 compared to the same period in 2008 and a $203 reduction of the reserve for uncertain tax positions in 2008.  The effective tax rate increased to 45% from 21% for the three months ended March 31, 2009, compared to the same period in 2008.  The effective tax rate before the reduction of the reserve for uncertain tax positions was 42% for the three months ended March 31, 2008.  The increase to 45% in 2009 from 42%, before the impact of the reserve reduction, in 2008 is attributable to a change in state income tax rates.

Net income

As a result of the foregoing, net income increased by $1,479, or 194%, to $2,241 for the three months ended March 31, 2009 compared to net income of $762 for the same period ending March 31, 2008.

Seasonality

We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 13% of our total facilities management revenue. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, our operating and capital expenditures have historically been higher during the third calendar quarter when we install a large amount of equipment while colleges and universities are generally on summer break. Product sales, principally of Intirion® products, to this market are typically higher during the third calendar quarter as compared to the rest of the calendar year, somewhat offsetting the seasonality effect of the laundry facilities management business unit.

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving loan facility described below.  Capital requirements for the year ending December 31, 2009, including contract incentive payments, are currently expected to be between $32,000 and $36,000.  In the three months ended March 31, 2009, spending on capital expenditures and contract incentives totaled $7,342 and $778, respectively.  The capital expenditures for 2009 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

From time to time, we consider potential acquisitions. We believe that any future acquisitions of significant size would likely require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for other material transactions on terms that we believed to be reasonable. However, it is possible that we may not be able to obtain acquisition financing on favorable terms, or at all, in the future. Our current long-term liquidity needs are principally the repayment of the outstanding principal amounts of our long-term indebtedness, including borrowings under our senior credit facility and our senior notes. We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow were insufficient, then we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. We cannot make any assurances that such refinancings or amendments, if necessary, would be available on reasonable terms, if at all. For the three months ended March 31, 2009, our source of cash was from operating activities.  Our primary uses of cash for the three months ended March 31, 2009 were the reduction of debt, the purchase of new laundry machines and the semi-annual interest payment on our senior notes. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, debt service, and capital expenditures.

Our senior secured credit agreement (the “Secured Credit Agreement”) provides that we may borrow up to $166,000 in the aggregate, including $36,000 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver.  The Term Loan requires quarterly principal payments of $1,000 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $21,000 due on April 1, 2013.  The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions, the Secured Credit Agreement gives us the option to establish additional term and/or revolving credit facilities there under, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

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

Under the Secured Credit Agreement, we are subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.50 to 1.00 (4.25 to 1.00 commencing July 1, 2009), a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds.  We were in compliance with these and all other financial covenants at March 31, 2009.

The Secured Credit Agreement provides for customary events of default with, in some cases, corresponding grace periods, including (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any representation or warranty made by us proving to be incorrect in any material respect, (iv) payment defaults relating to, or acceleration of, other material indebtedness, (v) certain bankruptcy, insolvency or receivership events affecting us, (vi) a change in our control, (vii) our or our subsidiaries becoming subject to certain material judgments, claims or liabilities, or (viii) a material defect in the lenders’ lien against the collateral securing the obligations under the Secured Credit Agreement.

In the event of an event of default, the Administrative Agent may, and at the request of the requisite number of lenders under the Secured Credit Agreement must, terminate the lenders’ commitments to make loans under the Secured Credit Agreement and declare all obligations under the Secured Credit Agreement immediately due and payable.  For certain events of default related to bankruptcy, insolvency and receivership, the commitments of the lenders will be automatically terminated and all of our outstanding obligations under the Secured Credit Agreement will become immediately due and payable.

We pay a commitment fee equal to a percentage of the actual daily-unused portion of the Revolver under the Secured Credit Agreement.  This percentage, currently 0.500% per annum, will be determined quarterly by reference to the senior secured leverage ratio and will range between 0.375% per annum and 0.500% per annum.

As of March 31, 2009, there was $92,000 outstanding under the Revolver, $36,000 outstanding under the Term Loan and $1,380 in outstanding letters of credit.  The available balance under the Revolver was $36,620 at March 31, 2009. The average interest rate on the borrowings outstanding under the Secured Credit Agreement at December 31, 2008 and March 31, 2009 were 5.28% and 5.02%, respectively, including the applicable spread paid to the banks.

On April 1, 2008, we issued a $10,000 unsecured note to the seller in the ALC acquisition.  This note bears interest at 9% and matures on April 1, 2010 with interest payments due quarterly on the first day of July, October, January and April each year until maturity.

On August 16, 2005, we issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay down senior bank debt.

On and after August 15, 2010, we have the option to redeem all or a portion of the senior notes at the redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed, during the 12-month period commencing on August 15 of the years set forth below:

Period	Remdemption Price
2010	103.813%
2011	102.542%
2012	101.271%
2013 and thereafter	100.000%

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at March 31, 2009.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at March 31, 2009.

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

Operating Activities

For the three months ended March 31, 2009 and 2008, net cash flows provided by operating activities were $17,023 and $5,851, respectively. Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sales, and general, administration, sales and marketing expenses. The change in working capital is primarily due to the timing of purchases of inventory and services, and when such expenditures are due to be paid.  The increase for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is primarily attributable to an increase in depreciation and amortization expense, a small gain related to derivative instruments in 2009 compared to a loss in 2008, a larger decrease in accounts receivable and a smaller decrease in accounts payable and accrued expenses in 2009 compared to 2008.

Investing Activities

For the three months ended March 31, 2009 and 2008, net cash flows used in investing activities were $6,555 and $7,946, respectively.  Capital expenditures for the three months ended March 31, 2009 and 2008, primarily laundry equipment for new and renewed lease locations, were $7,342 and $8,018, respectively.

Financing Activities

For the three months ended March 31, 2009, net cash flows used by financing activities were $10,179. For the same period in 2008, net cash flows provided by financing activities were $4,806. Cash flows used by financing activities consist of net reductions in bank borrowings.  Cash flows provided by financing activities consist primarily of net proceeds from bank borrowings and proceeds from the exercise of options and the issuance of stock through the employee stock purchase program.

We have entered into standard International Swaps and Derivatives Association, or ISDA, interest rate Swap Agreements to manage the interest rate risk associated with our senior credit facilities. For a description of our interest rate Swap Agreements see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of March 31, 2009 is as follows:

Fiscal Year	Long-term debt	Interest on senior notes	Facilites rent commitments	Capital lease commitments	Operating lease commitments	Total
2009 (9 mos.)	$3,000	$5,719	$13,623	$1,092	$2,377	$25,811
2010	14,000	11,438	15,834	1,201	2,742	$45,215
2011	4,000	11,438	11,836	589	2,434	$30,297
2012	4,000	11,438	9,688	144	2,042	$27,312
2013	113,000	11,438	7,493	5	1,683	$133,619
Thereafter	150,000	22,876	15,915	—	2,633	$191,424
Total	$288,000	$74,347	$74,389	$3,031	$13,911	$453,678

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

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at March 31, 2009.

(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Variable rate	$3,000	$4,000	$4,000	$4,000	$113,000	$—	$128,000
Average interest rate	5.02%	5.02%	5.02%	5.02%	5.02%	—	5.02%

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

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a gain of $62 and a loss of $1,202 for the three months ended March 31, 2009 and 2008, respectively.

The table below outlines the details of each remaining Swap Agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount March 31, 2009	Expiration Date	Fixed Rate

May 8, 2008	$45,000	Amortizing	$45,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$36,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	$12,000	Dec 31, 2009	4.66%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%

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

The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At March 31, 2009, the fair value of the Swap Agreements was a liability of $7,372.  This amount has been included in other liabilities on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2009 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ending March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.  The risks described in our annual report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

MAC-GRAY CORPORATION
May 8, 2009	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal financial officer)