Form 10-Q
period 2009-06-30
MAC-GRAY CORP
filed 2009-08-10
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 5, 2009, 13,565,061 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.           Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	June 30,
	2008	2009

Assets
Current assets:
Cash and cash equivalents	$18,836	$16,999
Trade receivables, net of allowance for doubtful accounts	9,793	6,533
Inventory of finished goods, net	6,047	7,311
Deferred income taxes	869	840
Prepaid facilities management rent and other current assets	13,918	11,929
Total current assets	49,463	43,612
Property, plant and equipment, net	143,494	139,232
Goodwill	59,701	59,484
Intangible assets, net	222,285	215,602
Prepaid facilities management rent and other assets	15,061	14,414
Total assets	$490,004	$472,344

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,471	$5,547
Trade accounts payable	4,841	9,328
Accrued facilities management rent	22,211	20,602
Accrued expenses	16,139	14,498
Deferred revenues and deposits	791	114
Total current liabilities	49,453	50,089
Long-term debt and capital lease obligations	295,821	274,018
Other liabilities	11,385	9,276
Deferred income taxes	35,381	36,810
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 13,381,387 outstanding at December 31, 2008, and 13,561,060 issued and 13,560,884 outstanding at June 30, 2009)	134	136
Additional paid in capital	74,669	76,410
Accumulated other comprehensive loss	(3,117)	(2,068)
Retained earnings	26,925	27,675
	98,611	102,153
Less: common stock in treasury, at cost (62,367 shares at December 31, 2008 and 176 shares at June 30, 2009)	(647)	(2)
Total stockholders’ equity	97,964	102,151
Total liabilities and stockholders’ equity	$490,004	$472,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009

Revenue:
Facilities management revenue	$78,831	$76,035	$145,884	$157,206
Product sales	14,069	13,228	24,658	24,735
Total revenue	92,900	89,263	170,542	181,941

Cost of revenue:
Cost of facilities management revenue	54,208	52,936	98,434	105,923
Depreciation and amortization	12,295	12,289	22,086	24,567
Cost of product sales	11,098	10,274	19,212	18,990
Total cost of revenue	77,601	75,499	139,732	149,480

Gross margin	15,299	13,764	30,810	32,461

General and administration expenses	5,123	4,900	9,908	9,670
Sales and marketing expenses	4,644	4,601	9,062	9,110
Incremental costs of 2009 proxy contest	—	593	—	971
Depreciation and amortization	440	435	841	872
(Gain) loss on sale or disposal of assets, net	7	(74)	(49)	(493)
Loss on early extinguishment of debt	207	—	207	—
Total operating expenses	10,421	10,455	19,969	20,130

Income from operations	4,878	3,309	10,841	12,331

Interest expense, net	5,612	4,978	9,410	9,997
Loss (gain) related to derivative instruments	(1,165)	(439)	37	(501)
Income (loss) before provision for income taxes	431	(1,230)	1,394	2,835

Provision (benefit) for income taxes	221	(362)	422	1,462

Net income (loss)	$210	$(868)	$972	$1,373

Net income (loss) per common share - basic	$0.02	$(0.06)	$0.07	$0.10
Net income (loss) per common share – diluted	$0.02	$(0.06)	$0.07	$0.10
Weighted average common shares outstanding - basic	13,338	13,498	13,319	13,452
Weighted average common shares outstanding – diluted	13,688	13,498	13,679	13,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other			Treasury Stock
	Number		Paid In	Comprehensive	Comprehensive	Retained	Number
	of shares	Value	Capital	Income (Loss)	Income	Earnings	of shares	Cost	Total

Balance, December 31, 2008	13,443,754	$134	$74,669	$(3,117)		$26,925	62,367	$(647)	$97,964
Net income	—	—	—	—	$1,373	1,373	—	—	$1,373
Other comprehensive income:
Unrealized gain on derivative instrument, net of tax of $660 (Note 3)	—	—	—	1,049	1,049	—	—	—	$1,049
Comprehensive income					$2,422
Repurchase of common stock	—	—	—			—	9,597	(113)	$(113)
Option Exercised	79,946	1	528	—		(14)	(9,597)	113	$628
Stock issuance - Employee Stock Purchase Plan	29,549	1	158	—		—	—	—	$159
Stock compensation expense	—	—	1,033	—		—	—	—	$1,033
Net tax benefit (shortfall) from share based payment arrangements	—	—	(17)	—		—	—	—	$(17)
Stock grants	7,811	—	39	—		(609)	(62,191)	645	$75
Balance, June 30, 2009	13,561,060	$136	$76,410	$(2,068)		$27,675	176	$(2)	$102,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended
	June 30,
	2008	2009
Cash flows from operating activities:
Net income	$972	$1,373
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	22,927	25,439
Increase (decrease) in allowance for doubtful accounts and lease reserves	58	(22)
Gain on sale of assets	(49)	(493)
Stock grants	43	75
Loss (gain) related to derivative instruments	37	(501)
Loss on early extinguishment of the debt	207	—
Deferred income taxes	6,971	1,833
Excess tax benefits from share based payment arrangements	(10)	(131)
Non cash stock compensation	1,297	1,033
Decrease (increase) in accounts receivable	(1,099)	3,282
(Increase) in inventory	(1,225)	(1,264)
(Increase) decrease in prepaid facilities management rent and other assets	(1,568)	708
(Decrease) increase in accounts payable, accrued facilities management rent, accrued expnses and other liabilities	(3,785)	855
(Decrease) in deferred revenues and customer deposits	(589)	(677)
Net cash flows provided by operating activities	24,187	31,510

Cash flows from investing activities:
Capital expenditures	(15,540)	(12,450)
Payments for acquisitions	(106,213)	—
Proceeds from sale of assets	176	951
Net cash flows used in investing activities	(121,577)	(11,499)

Cash flows from financing activities:
Payments on capital lease obligations	(891)	(834)
Borrowings on 2005 revolving credit facility	8,000	—
Payments on 2005 revolving credit facility	(63,000)	—
Payments on acquisition note	—	(10,000)
Borrowings on 2008 revolving credit facility	127,971	40,452
Payments on 2008 revolving credit facility	(10,431)	(50,271)
Borrowings on 2008 term loan	40,000	—
Payments on 2008 term loan	(1,000)	(2,000)
Debt acquisition costs	(1,680)	—
Excess tax benefits from share based payment arrangements	10	131
Proceeds from exercise of stock options	187	628
Repurchase of common stock	—	(113)
Proceeds from issuance of common stock under ESPP program	138	159
Net cash flows provided by (used in) financing activities	99,304	(21,848)

Increase (decrease) in cash and cash equivalents	1,914	(1,837)
Cash and cash equivalents, beginning of period	13,325	18,836
Cash and cash equivalents, end of period	$15,239	$16,999

Supplemental disclosure of non-cash investing and financing activities: During the six months ended June 30, 2008 and 2009, the Company acquired various vehicles under capital lease agreements totaling $1,616 and $926, respectively.

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

2.  Long Term Debt

The Company has a senior secured credit agreement (the “Secured Credit Agreement”) pursuant to which the Company may borrow up to $165,000 in the aggregate, including $35,000 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver.  The Term Loan requires quarterly principal payments of $1,000 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $21,000 due on April 1, 2013.  The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions, the Secured Credit Agreement gives the company the option to establish additional term and/or revolving credit facilities there under, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

Borrowings outstanding under the Secured Credit Agreement bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 2.00% to 2.50% per annum (currently 2.25%), determined by reference to our senior secured leverage ratio, and (ii) in the case of base rate loans and Swingline Loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 1.00% to 1.50% per annum (currently 1.25%), determined by reference to the Company’s  senior secured leverage ratio.

The obligations under the Secured Credit Agreement are guaranteed by the Company’s subsidiaries and secured by (i) a pledge of 100% of the ownership interests in the subsidiaries, and (ii) a first-priority security interest in substantially all our tangible and intangible assets.

Under the Secured Credit Agreement, the Company is subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.50 to 1.00 (4.25 to 1.00 commencing July 1, 2009), a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

2. Long-Term Debt (continued)

thresholds.  The Company was in compliance with these and all other financial covenants at June 30, 2009.

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

The Company pays a commitment fee equal to a percentage of the actual daily-unused portion of the Secured Revolver under the Secured Credit Agreement.  This percentage, currently 0.375% per annum, will be determined quarterly by reference to the senior secured leverage ratio and will range between 0.375% per annum and 0.500% per annum.

As of June 30, 2009, there was $91,121 outstanding under the Revolver, $35,000 outstanding under the Term Loan and $1,380 in outstanding letters of credit.  The available balance under the Revolver was $37,499 at June 30, 2009. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at December 31, 2008 and June 30, 2009 were 5.28% and 4.57%, respectively, including the applicable spread paid to the banks.

On April 1, 2008, the Company issued a $10,000 unsecured note to the seller in the Automatic Laundry Company, Ltd., (“ALC”), acquisition.  This note bore interest at 9% and was to mature on April 1, 2010 with interest payments due quarterly on the first day of July, October, January and April each year until maturity.  The Company paid this note in full on June 16, 2009.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

2. Long-Term Debt (continued)

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at June 30, 2009.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at June 30, 2009.

Capital lease obligations on the Company’s fleet of vehicles totaled $3,352 and $3,444 at December 31, 2008 and June 30, 2009, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2009 (six months)	$2,795
2010	5,385
2011	4,794
2012	4,361
2013	112,230
Thereafter	150,000
$279,565

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

3. Fair Value Measurements (continued)

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurments
	Balance at June 30, 2009	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (included in other liabilities)	$5,565	—	$5,565	—

The Company has entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt.   The Swap Agreements effectively convert a portion of the Company’s variable rate debt to a long-term fixed rate. Under these agreements, the Company receives a variable rate of LIBOR plus a markup and pays a fixed rate.  The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivatives are considered a Level 2 item.

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

The table below outlines the details of each remaining Swap Agreement:

			Notional
	Original		Amount
Date of	Notional	Fixed/	June 30,	Expiration	Fixed
Origin	Amount	Amortizing	2009	Date	Rate

May 8, 2008	$45,000	Amortizing	$45,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$35,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	$12,000	Dec 31, 2009	4.66%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%

In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company.  If interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

3.   Fair Value Measurements (continued)

net cash flow may increase or decrease. The counterparty to the Swap Agreements exposes the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated.

The Company has adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The tables below display the impact the Company’s derivative instruments had on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Income Statements for the three and six months ended June 30, 2008 and 2009.

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2008		June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under Statement 133:
Interest rate contracts	Other liabilites	$5,078	Other liabilites	$3,370

Derivatives not designated as hedging instruments under Statement 133:
Interest rate contracts	Other liabilites	2,697	Other liabilites	2,195

Total derivatives		$7,775		$5,565

	The Effect of Derivative Instruments on the Condensed Consolidated Income Statements For the three months ended June 30, 2008 and 2009
Derivatives in Statement 133 Net Investment	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as Hedging	Location of Gain or (Loss) Recognized	Amount of Gain Recognized in Income on Derivative
Hedging	June 30,	June 30,	OCI into Income	June 30,	June 30,	Instruments under	in Income on	June 30,	June 30,
Relationships	2008	2009	(Effective Portion)	2008	2009	Statement 133	Derivative	2008	2009
Interest rate contracts	$468	$840	Gain (loss) related to derivative instruments	$—	$—	Interest rate contracts	Gain related to derivative instruments	$1,165	$439

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

3.   Fair Value Measurements (continued)

	The Effect of Derivative Instruments on the Consensed Consolidated Income Statements For the six months ended June 30, 2008 and 2009
Derivatives in Statement 133 Net Investment	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated	Amount of Gain (loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as Hedging	Location of Gain or (Loss) Recognized	Amount of Gain or (Loss) Recognized in Income on Derivative
Hedging	June 30,	June 30,	OCI into Income	June 30,	June 30,	Instruments under	in Income on	June 30,	June 30,
Relationships	2008	2009	(Effective Portion)	2008	2009	Statement 133	Derivative	2008	2009
Interest rate contracts	$423	$1,049	Gain (loss) related to derivative instruments	$(45)	$—	Interest rate contracts	Gain (loss) related to derivative instruments	$(37)	$501

4.  Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2008
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$59,478		$59,478
Product Sales	223		223
	$59,701		$59,701
Intangible assets:
Facilities Management:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,936	105
Contract rights	238,128	36,729	201,399
Product Sales:
Customer lists	1,451	1,024	427
Distribution rights	1,623	297	1,326
Patents	99	—	99
Deferred financing costs	6,798	1,919	4,879
	$266,190	$43,905	$222,285

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Intangible Assets (continued)

	As of June 30, 2009
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$59,261		$59,261
Product Sales	223		223
	$59,484		$59,484
Intangible assets:
Facilities Management:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,951	90
Contract rights	238,068	42,769	195,299
Product Sales:
Customer lists	1,451	1,072	379
Distribution rights	1,623	378	1,245
Patents	99	—	99
Deferred financing costs	6,798	2,358	4,440
	$266,130	$50,528	$215,602

Estimated future amortization expense of intangible assets consists of the following:

2009 (six months)	$6,617
2010	13,222
2011	12,817
2012	12,544
2013	12,166
Thereafter	142,963
$200,329

Amortization expense of intangible assets for the six months ended June 30, 2008 and 2009 was $5,658 and $6,622, respectively.

Intangible assets primarily consist of various non-compete agreements, customer lists and contract rights recorded in connection with acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from five to fifteen years. Customer lists are amortized using the straight-line method over fifteen years. Contract rights are amortized using the straight-line method over fifteen to twenty years. The life assigned to acquired contracts is based on several factors, including:  (i) the historical renewal rate of the contract portfolio for the most recent years prior to the acquisition, (ii) the number of years the average contract has been in the contract portfolio, (iii) the overall level of customer satisfaction within the contract portfolio and (iv) our ability to maintain comparable renewal rates in the future. The contract rights acquired are aggregated for purposes of calculating their fair value upon acquisition due to the fact that there are thousands of individual contracts in each market. No single contract accounts for more than 2% of the revenue of any acquired portfolio and the contracts are homogeneous. The fair values of

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Intangible Assets (continued)

acquired portfolios are established based upon discounted cash flows generated by the acquired contracts.  The fair values of the contracts are allocated to asset groups, comprised of the Company’s geographic markets, based on an estimate of relative fair value.

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

Impairment of Long-Lived Assets.  In accordance with SFAS 144, the Company reviews long-lived assets, including fixed assets (primarily laundry equipment) and intangible assets with definite lives (primarily laundry facilities management contract rights (“contract rights”)) for impairment whenever triggering events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Triggering events that could indicate that the carrying value of these long-lived assets is not fully recoverable are identified primarily via the assessment of the useful lives of the contract rights described below.  Other triggering events include, but are not limited to, the loss of significant customers, adverse changes to volumes and/or profitability in specific geographic markets and changes in the Company’s business strategy that result in a significant reduction in cash flows generated in a specific market.

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

6.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009

Net income (loss)	$210	$(868)	$972	$1,373

Weighted average number of common shares outstanding - basic	13,338	13,498	13,319	13,452
Effect of dilutive securites:
Stock options	350	—	360	212
Weighted average number of common shares outstanding - diluted	13,688	13,498	13,679	13,664

Net income (loss) per share - basic	$0.02	$(0.06)	$0.07	$0.10
Net income (loss) per share - diluted	$0.02	$(0.06)	$0.07	$0.10

There were 844 and 536 shares under option plans that were excluded from the computation of diluted earnings per share at June 30, 2008 and 2009, respectively, due to their anti-dilutive effects.

7.  Segment Information

The Company operates four business units which are based on the Company’s different product and service categories: Laundry Facilities Management Business, Commercial Laundry Equipment Sales and Service Business, Intirion Sales Business and Reprographics Facilities Management Business. These four business units have been aggregated into two reportable segments (“Facilities Management” and “Product Sales”). The Facilities Management segment includes two business units: Laundry Facilities Management and Reprographics Facilities Management. The Laundry Facilities Management business unit provides coin and debit card-operated laundry equipment to multi-unit housing facilities such as apartment buildings, colleges and universities and public housing complexes. The Reprographics Facilities Management business unit provides coin and debit-card-operated copiers to academic and public libraries. The Product Sales segment includes two business units: Intirion Sales and Commercial Laundry Equipment Sales. The Intirion Sales business unit revenue includes sales of its own proprietary line of refrigerator/freezer/microwave oven combinations under the brand name MicroFridge® to a customer base which includes hospitality and assisted living facilities, military housing and colleges and universities.  The Intirion Sales business unit also

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

7.  Segment Information (continued)

sells a full range of kitchen and laundry appliances. The Commercial Laundry Equipment Sales business unit operates as a distributor of, and provides service to, commercial laundry equipment in public laundromats, as well as for institutional purchasers, including hospitals, hotels and the United States military for use in their own on-premise laundry facilities.

There are no intersegment revenues.

The tables below present information about the operations of the Company’s reportable segments for the three and six months ended June 30, 2008 and 2009. The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments.

	For the three months		For the six months ended
	June 30,		June 30,
	2008	2009	2008	2009

Revenue:
Facilities management	$78,831	$76,035	$145,884	$157,206
Product sales	14,069	13,228	24,658	24,735
Total	92,900	89,263	170,542	181,941
Gross margin:
Facilities management	12,416	10,881	25,532	26,863
Product sales	2,883	2,883	5,278	5,598
Total	15,299	13,764	30,810	32,461
Selling, general, depreciation and amortization expenses	10,207	10,529	19,811	20,623
(Gain) loss on sale of assets	7	(74)	(49)	(493)
Loss on early extinguishment of debt	207	—	207	—
Interest expense, net	5,612	4,978	9,410	9,997
Loss (gain) related to derivative instruments	(1,165)	(439)	37	(501)
Income (loss) before provision for income taxes	$431	$(1,230)	$1,394	$2,835

	December 31, 2008	June 30, 2009
Assets:
Facilities management	$442,214	$427,970
Product sales	29,432	29,123
Total for reportable segments	471,646	457,093
Corporate (1)	17,489	14,411
Deferred income taxes	869	840
Total	$490,004	$472,344

(1)   Principally cash and cash equivalents, prepaid expenses and property, plant and equipment not included elsewhere.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

8.  Stock Compensation

During the three months ended June 30, 2009, grants of options for 110,266 shares were issued.  The grant-date fair values of employee share options and similar instruments are estimated using the Black-Scholes option-pricing model.  The fair values of the stock options granted were estimated using the following components:

Fair value of options at grant date	$3.99 & $4.09
Risk free interest rates	2.06% & 2.35%
Pre-vest forfeiture rates	0.00%
Expected life	6 years & 7 years
Expected volatility	42% & 43.4%

For the three and six months ended June 30, 2009, the Company incurred stock compensation expense of $757 and $1,273, respectively.  The allocation of stock compensation expense is consistent with the allocation of the participants’ salary and other compensation expenses.

At June 30, 2009, options for 926 shares and 104 restricted shares have been granted but have not yet vested.

9.  Product Warranties

The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs.  Actual costs have not exceeded the Company’s estimates.

The activity for the six months ended June 30, 2009 is as follows:

Accrued
Warranty

Balance, December 31, 2008	$390
Accruals for warranties issued	196
Settlements made (in cash or in kind)	(221)
Balance, June 30, 2009	$365

10.  New Accounting Pronouncements

In June 2009, the FASB issued FAS No.168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162,” (the “Codification”) confirming that the Codification will become the single official source of authoritative GAAP (other than guidance issued by the SEC) for all non-governmental entities. The Codification, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing GAAP and it is not expected to result in a change in accounting practice for the Company.

In June 2009, the FASB issued FAS No.167, “Amendments to FASB Interpretation No. 46(R).” This FAS changes the approach used to determine the primary beneficiary of a variable interest entity, requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity, and adds as a reconsideration event any change in facts and circumstances where the holders of the equity investment at risk,

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

10.  New Accounting Pronouncements (continued)

as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. In addition, this Statement amends Interpretation 46(R) to require enhanced disclosures regarding an enterprise’s involvement in a variable interest entity. This FAS is effective for the Company beginning January 1, 2010. The adoption of this FAS is not expected to have a material impact on the Company’s financial statements.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”. This new standard establishes a new financial statement disclosure requirement to disclose the date events that occur after the balance sheet date but, before the report is issued or available to be issued. This requirement is effective for statements issued for interim and annual periods ending after June 15, 2009 (See Note 12). Prior to issuance of this statement, the primary guidance on subsequent events was in the auditing standards. The adoption of this FAS did not have any impact on the Company.

On April 1, 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R) -1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP provides additional guidance and disclosure requirements regarding the recognition and measurement of contingent assets acquired and contingent liabilities assumed in a business combination where the fair value of the contingent assets and liabilities cannot be determined as of the acquisition date. This FSP is effective for acquisitions occurring after January 1, 2009. The adoption of this FSP did not have any impact on the Company, and its future impact will be dependent upon the specific terms of future business combinations, if any.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-e).  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The adoption of the provisions of SFAS 157-e did not have an impact on the Company’s financial position, cash flows, or disclosures.

In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The adoption of the provisions of this Proposed Staff Position did not have a significant impact on the Company’s financial position, cash flows, or disclosures.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a).  This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company adopted SFAS 107-b and APB 28-a as of the second quarter 2009.

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

11.  Repurchase of Common Stock

On April 29, 2009, the Company’s Board of Directors authorized a share repurchase program under which the Company is authorized to purchase up to an aggregate of $6,000 of its common stock from time to time through April 30, 2010.  With the cooperation of its lenders, the Company has amended its current secured credit agreement to allow for this program. The Company repurchased 10 shares through June 30, 2009 under the plan for a total cash outlay of $113.

12.  Subsequent Events

In accordance with SFAS 165, the Company has reviewed subsequent events through August 10, 2009 and concluded that no material subsequent events have occurred that are not accounted for in the accompanying financial statements or disclosed in the accompanying notes.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Additional statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could,” “outlook” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements.  These forward-looking statements reflect our current views about future events and financial performance.  Investors should not rely on forward-looking statements because they are subject to a variety of factors that could cause actual results to differ materially from our expectations.  Factors that could cause or contribute to such differences include, but are not limited to, the following:

•	debt service requirements under our existing and future indebtedness;

•	availability of cash flow to finance capital expenditures;

•	our ability to renew laundry leases with our customers;

•	competition in the laundry facilities management industry;

•	our ability to maintain relationships with our suppliers;

•	our ability to maintain adequate internal controls over financial reporting;

•	our ability to consummate acquisitions and successfully integrate the businesses we acquire;

•	increases in multi-unit housing sector apartment vacancy rates and condominium conversions;

•	our susceptibility to product liability claims;

•	our ability to protect our intellectual property and proprietary rights and create new technology;

•	our ability to retain our key personnel and attract and retain other highly skilled employees;

•	decreases in the value of our intangible assets;

•	our ability to comply with current and future environmental regulations;

•	actions of our controlling stockholders;

•	provisions of our charter and bylaws that could discourage takeovers; and

•	those factors discussed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and our other filings with the Securities and Exchange Commission (“SEC”).

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

In this Quarterly Report on Form 10-Q, unless the context suggest otherwise, references to the “Company,” “Mac-Gray,” “we,” “us,” “our” and similar terms refer to Mac-Gray Corporation and its subsidiaries.  We have registered, applied to register or are using the following trademarks: Mac-Gray®, Web®, Hof™, Automatic

Laundry Company™, MicroFridge®, SnackMate®, LaundryView®, PrecisionWash™, Intelligent Laundry® Systems, LaundryLinx™, TechLinx™, VentSnake™, Intelli-Vault®, Safe Plug®, LaundryAudit™, e-issues™ and Life Just Got Easier®. The following are trademarks of parties other than us: Maytag®, Whirlpool®, Amana®, Magic Chef®, KitchenAid®, and Estate®.

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

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base, and predictable capital needs.  For the three and six months ended June 30, 2009, our total revenue was $89,263 and $181,941, respectively.  Approximately 85% and 86% of our total revenue for the three and six month period was generated by our facilities management segment.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of June 30, 2009, approximately 90% of our installed equipment base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases.  Accordingly, our capital needs are predictable and largely within our control.  For the three and six months ended June 30, 2009, we incurred $5,108 and $12,450 of capital expenditures, respectively. In addition, we made incentive payments of approximately $421 and $1,199 in the three and six months ended June 30, 2009 to property owners and property management companies in connection with obtaining our lease arrangements.

In addition, through our product sales segment, we generate revenue by selling commercial laundry equipment and our line of combination refrigerator/freezer/microwave oven units under the MicroFridge® and SnackMateTM brands. Intirion is also a national distributor of Maytag®, Whirlpool®, Amana®, Magic Chef®, KitchenAid®, and Estate® brands of appliances.  For the three and six months ended June 30, 2009, our product sales segment generated approximately 15% and 14% of our total revenue and 21% and 17% of our gross margin, respectively.

Our current priorities include 1) continuing to reduce funded debt, thereby improving debt leverage ratios and reducing interest expense, 2) maintaining capital expenditures at the irreducible levels needed to sustain the business, 3) increasing facilities management operating efficiencies in all markets, particularly the ones that have been influenced by acquisition activity in the past three years, and 4) improving the profitability of individual laundry facilities management accounts that come up for contract renewal.  One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. Within any given geographic area, Mac-Gray may compete with local independent operators, regional operators and multi-region operators as well as property owners and property management companies who self-operate their laundry facilities. We devote substantial resources to our sales efforts and are focused on continued innovation in order to distinguish us from our competitors. Approximately 10% to 15% of our laundry room leases are up for renewal each year.

We recently announced a share repurchase program under which our Board of Directors authorized us to purchase up to an aggregate of $6,000 of our common stock.  Repurchases under the program will be made in the open market and/or in privately negotiated transactions from time to time through April 30, 2010 in accordance with applicable insider trading and other securities laws and regulations.  The timing of repurchases and the actual number of shares repurchased will depend on a number of factors including price, market conditions and other capital requirements.  We may suspend or terminate the stock repurchase program at any time without prior notice.  The total shares purchased under the plan as of June 30, 2009 were 10 at a cost of $113.

We recently announced the adoption of a new Shareholder Rights Agreement to replace the prior agreement that was originally adopted in 1999 and was set to expire on June 15, 2009.  In connection with the renewal of the Shareholder Rights Agreement, our Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of Mac-Gray common stock to stockholders of record as of the close of business on June 15, 2009.  Initially, these rights will not be exercisable and will trade with shares of Mac-Gray’s common stock.  The rights generally will become exercisable if a person (an “acquiring person”) acquires 15% or more of Mac-Gray’s common stock or commences a tender offer that could result in that person owning 15% or more of Mac-Gray’s common stock.  If a person becomes an “acquiring person,” each holder of a right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of preferred stock which are equivalent to shares of Mac-Gray’s common stock having a value of twice the exercise price of the right.  If Mac-Gray is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the right.

Results of Operations (Dollars in thousands)

Three and six months ended June 30, 2009 compared to three and six months ended June 30, 2008.

The information presented below for the three months ended June 30, 2009 and 2008 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended June 30,				For the six months ended June 30,
			Increase	%			Increase	%
	2008	2009	(Decrease)	Change	2008	2009	(Decrease)	Change
Laundry facilities management	$78,499	$75,729	$(2,770)	-4%	$145,241	$156,582	$11,341	8%
Reprographics revenue	332	306	(26)	-8%	643	624	(19)	-3%
Total facilities management revenue	78,831	76,035	(2,796)	-4%	145,884	157,206	11,322	8%
Intirion sales revenue	8,931	8,431	(500)	-6%	15,679	15,825	146	1%
Laundry equipment sales revenue	5,138	4,797	(341)	-7%	8,979	8,910	(69)	-1%
Total product sales revenue	14,069	13,228	(841)	-6%	24,658	24,735	77	0%
Total revenue	$92,900	$89,263	$(3,637)	-4%	$170,542	$181,941	$11,399	7%

Revenue

Total revenue decreased by $3,637, or 4%, to $89,263 for the three months ended June 30, 2009 compared to $92,900 for the three months ended June 30, 2008. Total revenue increased by $11,399, or 7%, to $181,941 for the six months ended June 30, 2009 compared to $170,542 for the six months ended June 30, 2008.

Facilities management revenue.  Facilities management revenue decreased by $2,796, or 4%, to $76,035 for the three months ended June 30, 2009 compared to $78,831 for the three months ended June 30, 2008. The decrease in revenue is the result of reduced usage of the Company’s equipment in apartment building laundry rooms as a result of increased apartment vacancy rates in certain markets, particularly in the Southeast and the Southwest, partially offset by the Company’s vend increase program.  Facilities management revenue increased by $11,322, or 8%, to $157,206 for the six months ended June 30, 2009 compared to $145,884 for the six months ended June 30, 2008. The increase in revenue is the net of an increase of $13,709 attributable to the laundry facilities management businesses acquired in 2008, offset by a decline of $2,387 resulting from increased apartment vacancy rates.  We expect increased vacancy rates to continue to have a negative impact on our facilities management business in the near term.  We track the change in revenue quarter over quarter for certain core accounts to better understand the revenue trend in multi-family housing.  This analysis does not include all revenue and is not adjusted for variances such as number of collection days in one quarter vs. another.  This analysis which we refer to as “same location sales” is used to enable us to respond to changing trends in different geographic markets and to enable us to better allocate capital spending.

Product sales revenue.  Revenue from our product sales segment decreased by $841, or 6%, to $13,228 for the three months ended June 30, 2009 compared to $14,069 for the three months ended June 30, 2008.  Revenue from our product sales segment increased by $77, or less than 1%, to $24,735 for the six months ended June 30, 2009 compared to $24,658 for the six months ended June 30, 2008.

Revenue in the Intirion business unit decreased by $500, or 6%, to $8,431 for the three months ended June 30, 2009 compared to $8,931 for the three months ended June 30, 2008. Revenue in the Intirion business unit increased by $146, or 1%, to $15,825 for the six months ended June 30, 2009 compared to $15,679 for the six months ended June 30, 2008. The decrease in revenue for the three months ended June 30, 2009 compared to the same period in 2008 is attributable to a decrease in sales to the hospitality, academic and retail markets partially offset by an increase in sales to the government market. The increase in revenue for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was the net of an increase in government sales offset by declines in sales in our other markets. Our sales to the government will fluctuate based on the government’s shifting budget priorities as well as the timing of the release of funds for military housing initiatives.  We expect sales to the hospitality and academic markets will continue to decline over the course of the remainder of 2009, as a result of the impact of the economy on the hospitality industry and the widespread scaling back of capital projects by academic institutions.

Revenue in the laundry equipment sales business unit decreased by $341, or 7%, to $4,797 for the three months ended June 30, 2009 compared to $5,138 for the three months ended June 30, 2008. Revenue in the laundry equipment sales business unit decreased by $69, or 1%, to $8,910 for the six months ended June 30, 2009 compared to $8,979 for the six months ended June 30, 2008. Sales in the laundry equipment sales business unit are sensitive to the strength of the economy, local economic factors, local permitting and the availability of financing to small businesses, and therefore have the potential to fluctuate from quarter to quarter.  We expect that the current economic environment will continue to negatively impact sales in the laundry equipment business unit.

Cost of revenue

Cost of facilities management revenue.  Cost of facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing equipment and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue decreased by $1,272, or 2%, to $52,936 for the three months ended June 30, 2009 as compared to $54,208 for the three months ended June 30, 2008. The decrease in cost is primarily the result of a decrease of $915 in facilities management rent which is directly attributable to the decline in facility management revenue.  The remainder of the decrease is the result of cost control measures implemented by the Company.  Cost of facilities management revenue increased by $7,489, or 8%, to $105,923 for the six months ended June 30, 2009 as compared to $98,434 for the six months ended June 30, 2008. The increase is due primarily to the $6,017 increased rent associated with the increase in facility management revenue resulting from the business we acquired on April 1, 2008.  Additional operating expenses related to the acquisition accounted for the remaining increase of $1,472.  As a percentage of facilities management revenue, cost of facilities management revenue was 70% and 69%, respectively, for the three months ended June 30, 2009 and 2008 and 67% for both the six months ended June 30, 2009 and 2008.  Facilities management rent as a percentage of facilities management revenue was 50% and 49% for the three months ended June 30, 2009 and 2008, respectively.  Facilities management rent was 49% for the six months ended June 30, 2009 as compared to 48% for the six months ended June 30, 2008.  Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the related lease.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations decreased by $6, or less than 1%, to $12,289 for the three months ended June 30, 2009 as compared to $12,295 for the three months ended June 30, 2008. Depreciation and amortization related to operations increased by $2,481, or 11%, to $24,567 for the six months ended June 30, 2009 as compared to $22,086 for the six months ended June 30, 2008.  The increase in depreciation and amortization for the six months ended June 30, 2009 as compared to the same period in 2008 is primarily attributable to the depreciation and amortization associated with the contract rights and equipment we acquired as part of our acquisition on April 1, 2008. Because the acquisition took place on April 1, 2008, the six months ended June 30, 2008 contains only three months of depreciation and amortization expense related to the acquisition compared to six months of depreciation and amortization expense related to the acquisition in the six months ended June 30, 2009.

Cost of product sales.  Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® branded equipment and parts sold, as well as salaries, warehousing and distribution expenses and other costs included in the product sales segment.  Cost of product sales decreased by $824, or 7%, to $10,274 for the three months ended June 30, 2009 as compared to $11,098 for the three months ended June 30, 2008. Cost of product sales decreased by $222, or 1%, to $18,990 for the six months ended June 30, 2009 as compared to

$19,212 for the six months ended June 30, 2008.  As a percentage of sales, cost of product sales was 78% for the three months ended June 30, 2009, as compared to 79% for the three months ended June 30, 2008 and 77% for the six months ended June 30, 2009, as compared to 78% for the six months ended June 30, 2008. The gross margin in the Intirion® business unit decreased to 21% for the three months ended June 30, 2009 as compared to 22% for the same period in 2008 and increased to 24% for the six months ended June 30, 2009 as compared to 23% for the corresponding period in 2008. The gross margin in the Intirion® business unit is impacted by the mix of products and markets into which we sell.  Typically direct sales, such as sales to the government, achieve a higher margin than sales into distribution channels.  The gross margin in the laundry equipment sales business unit increased to 22% for the three-month period ended June 30, 2009 as compared to 18% for the same period in 2008 and to 21% for the six month period ended June 30, 2009 as compared to 19% for the same period in 2008. The increase in the margin is primarily attributable to the mix of products sold.  The increase in margin also benefited from a decrease in overhead costs incurred by these business units.

Operating expenses

General, administration, sales and marketing, and related depreciation and amortization expense.  General, administration, sales and marketing, and related depreciation and amortization expense increased by $322, or 3%, to $10,529 for the three months ended June 30, 2009 as compared to $10,207 for the three months ended June 30, 2008.  General, administration, sales and marketing, and related depreciation and amortization expense increased by $812, or 4%, to $20,623 for the six months ended June 30, 2009 as compared to $19,811 for the six months ended June 30, 2008.  As a percentage of total revenue, general, administration, sales and marketing and related depreciation expenses were 12% and 11% for the three months ended June 30, 2009 and 2008, respectively, and 11% and 12% or the six months ended June 30, 2009 and 2008, respectively.  The increases in expenses in the three and six months ended June 30, 2009 compared to the same periods in 2008 are primarily attributable to the costs associated with the Company’s recent proxy contest.  Included in operating expenses for the three and six months ended June 30, 2009 is proxy contest related expenses of $593 and $971 respectively.

Gain on sale of assets

The gain on sale of assets is primarily attributable to the gain on the sale of our facility in Tampa, Florida during the first quarter of 2009.  It has been our objective to sell all operating facilities and property, thus increasing our flexibility relating to facility costs and locations.  The sale of the Tampa facility completes the disposal of Company owned properties.

Income from operations

Income from operations decreased by $1,569, or 32%, to $3,309 for the three months ended June 30, 2009 compared to $4,878 for the three months ended June 30, 2008 and increased by $1,490, or 14%, to $12,331 for the six months ended June 30, 2009 compared to $10,841 for the six months ended June 30, 2008 due primarily to the cumulative effect of the reasons discussed above.

Interest expense, net

Interest expense, net of interest income, decreased by $634, or 11%, to $4,978 for the three months ended June 30, 2009, as compared to $5,612 for the three months ended June 30, 2008. For the six months ended June 30, 2009 interest expense increased by $587, or 6%, to $9,997 compared to $9,410 for the six months ended June 30, 2008. This increase is due to the increase in our debt resulting from our April, 2008 acquisition but has decreased quarter over quarter since the acquisition due to lower outstanding principal resulting from our debt reduction. Our average interest rates are not significantly affected by fluctuations in the market as a significant amount of our debt has been assigned fixed rates through our derivative instruments.

Gain/Loss related to derivative instruments

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a gain of $439 for the three months ended June 30, 2009, compared to a gain of $1,165 for the same period in 2008. For the six months ended June 30, 2009, we recorded a gain of $501 compared to a loss of $37 for the six months ended June 30, 2008.

Provision for income taxes

The provision for income taxes decreased by $583 to a benefit of $362 for the three months ended June 30, 2009 compared to an expense of $221 for the three months ended June 30, 2008. The decrease is the result of the pre-tax loss of $1,230 for the three months ended June 30, 2009 compared to the pre-tax income of $431 for the three months ended June 30, 2008.  The provision for income taxes increased by $1,040 to $1,462 for the six months ended June 30, 2009 compared to $422 for the six months ended June 30, 2008.  The increase is the result of an increase of $1,441 to $2,835 in income before taxes for the six months ended June 30, 2009 compared to pre-tax income of $1,394 the same period in 2008.  The effective tax rate increased to 52% from 30% for the six months ended June 30, 2009, compared to the same period in 2008.  The effective tax rate for the six months ended June 30, 2008 was reduced by the benefit of a reduction of the reserve for uncertain tax positions of $203.  The effective tax rate for the six months ended June 30, 2008 without considering the effect of the reduction to the reserve was 45%.  The increase in the effective rate from 45% to 52% is primarily a function of permanent tax differences as a percent of income before taxes.

Net income (loss)

As a result of the foregoing, net income decreased by $1,078 to a loss of $868 for the three months ended June 30, 2009 compared to net income of $210 for the same period ending June 30, 2008. Net income increased by $401, or 41%, to $1,373 for the six months ended June 30, 2009 as compared to net income of $972 for the six months ended June 30, 2008.

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

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving credit facility described below.  Capital requirements for the year ending December 31, 2009, including contract incentive payments, are currently expected to be between $32,000 and $36,000.  In the six months ended June 30, 2009, spending on capital expenditures and contract incentives totaled $12,450 and $1,199, respectively.  The capital expenditures for 2009 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

Our current long-term liquidity needs are principally the repayment of the outstanding principal amounts of our long-term indebtedness, including borrowings under our senior credit facility. We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow were insufficient, then we would need to refinance such indebtedness or otherwise amend its terms to extend the maturity dates. We cannot make any assurances that such refinancings or amendments, if necessary, would be available on reasonable terms, if at all.

For the six months ended June 30, 2009, our source of cash was from operating activities.  Our primary uses of cash for the six months ended June 30, 2009 were the reduction of debt, the purchase of new laundry equipment and the semi-annual interest payment on our senior notes. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, debt service, and capital expenditures.

Our senior secured credit agreement (the “Secured Credit Agreement”) provides that we may borrow up to $165,000 in the aggregate, including $35,000 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver.  The Term Loan requires quarterly principal payments of $1,000 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $21,000 due on April 1, 2013.  The Revolver also matures on April 1, 2013.  The Secured Credit Agreement also provides for Bank of America,

N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions, the Secured Credit Agreement gives us the option to establish additional term and/or revolving credit facilities thereunder, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

Borrowings outstanding under the Secured Credit Agreement bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 2.00% to 2.50% per annum (currently 2.25%), determined by reference to our senior secured leverage ratio, and (ii) in the case of base rate loans and Swingline Loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 1.00% to 1.50% per annum (currently 1.25%), determined by reference to our senior secured leverage ratio.

The obligations under the Secured Credit Agreement are guaranteed by our subsidiaries and secured by (i) a pledge of 100% of the ownership interests in the subsidiaries, and (ii) a first-priority security interest in substantially all our tangible and intangible assets.

Under the Secured Credit Agreement, we are subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.50 to 1.00 (4.25 to 1.00 commencing July 1, 2009), a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds.  We were in compliance with these and all other financial covenants at June 30, 2009.  At June 30, 2009 our total leverage ratio was less than the new required ratio as of July 1, 2009.

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

We pay a commitment fee equal to a percentage of the actual daily-unused portion of the Revolver under the Secured Credit Agreement.  This percentage, currently 0.375% per annum, will be determined quarterly by reference to the senior secured leverage ratio and will range between 0.375% per annum and 0.500% per annum.

As of June 30, 2009, there was $91,121 outstanding under the Revolver, $35,000 outstanding under the Term Loan and $1,380 in outstanding letters of credit.  The available balance under the Revolver was $37,499 at June 30, 2009. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at December 31, 2008 and June 30, 2009 were 5.28% and 4.57%, respectively, including the applicable spread paid to the banks.

On April 1, 2008, we issued a $10,000 unsecured note to the seller in the ALC acquisition.  This note bore interest at 9% and was to mature on April 1, 2010 with interest payments due quarterly on the first day of July, October, January and April each year until maturity.  We paid this note in full on June 16, 2009.

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at June 30, 2009.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at June 30, 2009.

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

Operating Activities

For the six months ended June 30, 2009 and 2008, net cash flows provided by operating activities were $31,510 and $24,187, respectively. Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sales, and general, administration, sales and marketing expenses. The change in working capital is primarily due to the timing of purchases of inventory and services, and when such expenditures are due to be paid.  The increase for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 is primarily attributable to an increase in depreciation and amortization expense, a decrease in accounts receivable and an increase in accounts payable and accrued expenses in the six months ended June 30, 2009 compared to an increase in accounts receivable and a decrease in accounts payable and accrued expenses, offset in part by an increase in deferred taxes in the six months ended June 30, 2008.

Investing Activities

For the six months ended June 30, 2009 and 2008, net cash flows used in investing activities were $11,499 and $121,577, respectively.  Capital expenditures for the six months ended June 30, 2009 and 2008, primarily laundry equipment for new and renewed lease locations, were $12,450 and $15,540, respectively.

Financing Activities

For the six months ended June 30, 2009, net cash flows used by financing activities were $21,848. For the same period in 2008, net cash flows provided by financing activities were $99,304. Cash flows used by financing activities consist of net reductions in bank borrowings.  Cash flows provided by financing activities consist primarily of net proceeds from bank borrowings and proceeds from the exercise of options and the issuance of stock through the employee stock purchase program.  The increase in borrowings in 2008 was related to our acquisition on April 1, 2008.

We have entered into standard International Swaps and Derivatives Association, or ISDA, interest rate Swap Agreements to manage the interest rate risk associated with our senior credit facilities. For a description of our interest rate Swap Agreements see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of June 30, 2009 is as follows:

Fiscal	Long-term	Interest on	Facilites rent	Capital lease	Operating lease
Year	debt	senior notes	commitments	commitments	commitments	Total
2009 (6 mos.)	$2,000	$5,719	$9,001	$795	$1,748	$19,263
2010	4,000	11,438	15,880	1,385	3,116	$35,819
2011	4,000	11,438	11,863	794	2,629	$30,724
2012	4,000	11,438	9,769	361	2,152	$27,720
2013	112,121	11,438	7,592	109	1,796	$133,056
Thereafter	150,000	22,876	16,880	—	3,045	$192,801
Total	$276,121	$74,347	$70,985	$3,444	$14,486	$439,383

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at June 30, 2009.

(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Variable rate	$2,000	$4,000	$4,000	$4,000	$112,121	$—	$126,121
Average interest rate	4.57%	4.57%	4.57%	4.57%	4.57%	—	4.57%

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

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a gain of $439 and $1,165 for the three months ended June 30, 2009 and 2008, respectively, and a gain of $501 and a loss of $37 for the six months ended June 30, 2009 and 2008.

The table below outlines the details of each remaining Swap Agreement:

			Notional
	Original		Amount
Date of	Notional	Fixed/	June 30,	Expiration	Fixed
Origin	Amount	Amortizing	2009	Date	Rate

May 8, 2008	$45,000	Amortizing	$45,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$35,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	$12,000	Dec 31, 2009	4.66%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%

In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company.  If interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counter party to the Swap Agreements exposes the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated.  The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At June 30, 2009, the fair value of the Swap Agreements was a liability of $5,565.  This amount has been included in other liabilities on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2009 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ending June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.               Purchases of Equity Securities by the Issuer

We recently announced a share repurchase program under which our Board of Directors authorized us to purchase up to an aggregate of $6,000 of our common stock from time to time through April 30, 2010.  At June 30, 2009, approximately $5,900 was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the three months ended June 30, 2009:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share		(c)Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum dollar value of Shares that may yet be Purchased under the Plan or Program
April 1, 2009 through April 30, 2009	—	$—		—	$6,000
May 1, 2009 through May 31, 2009	—	$—		—	$6,000
June 1, 2009 through June 30, 2009	10	$11.70	(2)	10	$5,887

Total	10	$11.70	(2)	10	$5,887

(1)

Represents shares received under our stock repurchase program and acquired in open market purchases. We expended a net amount of approximately $113 during the quarter ended June 30, 2009 for repurchases of the Company’s common stock. For more information see Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(2)	These amounts represent the cumulative average price paid per share for shares received under our stock repurchase program.

Item 4.               Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting of stockholders on May 8, 2009.

(b) The following directors were elected:

Christopher T. Jenny

Bruce C. Ginsburg

The following directors continued in office after the annual meeting of stockholders:

Thomas E. Bullock

David W. Bryan

Edward F. McCauley

Mary Ann Tocio

William F. Meagher, Jr.

Alastair G. Robertson

(c) There were four matters voted upon at the annual meeting of stockholders.  The first matter was the election of two directors to hold office until the annual meeting of stockholders to be held in 2012 and until their respective successors are duly elected and qualified. The results of the vote were as follows:

Director	For	Withheld

Christopher T. Jenny	7,294,268	40,241

Bruce C. Ginsburg	5,951,044	20,256

Stewart G. MacDonald, Jr.	5,898,887	39,966

Scott W. Clark	4,519,789	55,855

The second matter voted was the Proposal to adopt the 2009 Mac-Gray Corporation Stock Option and Incentive Plan as described in the Proxy Statement.  The results of the vote were as follows:

For:	10,461,411	Against:	328,452	Abstain:	980,936	Broker Non-Vote:	139,354

The third matter was a non-binding proposal to implement a majority voting standard for uncontested director elections.  The results of the vote were as follows:

For:	8,475,483	Against:	3,434,017	Abstain:	653

The fourth matter was a non-binding proposal to declassify the Company’s Board of Directors.  The results of the vote were as follows:

For:	5,675,212	Against:	6,234,263	Abstain:	678

Item 6.    Exhibits

10.1	Amendment No. 1 to Senior Secured Credit Agreement dated May 1, 2009 (10.1) (1)
10.2	Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.1) (2) ***
10.3	Shareholder Rights Agreement, dated as of June 8, 2009, between Mac-Gray Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (4.1) (3)
10.4

Amended and Restated Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Mac-Gray Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock (3.1) (4)

10.5	Form of Non-Qualified Stock Option Agreement for Company Employees under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (filed herewith) ***
10.6	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (filed herewith) ***
10.7	Form of Restricted Stock Unit Agreement for cash settled awards under the Long Term Incentive Plan (filed herewith) ***
10.8	Form of Restricted Stock Unit Agreement for stock settled awards under the Long Term Incentive Plan (filed herewith) ***
10.9	Form of Restricted Stock Unit Agreement for awards under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (filed herewith) ***
10.10	Mac-Gray Corporation Non-Employee Director Compensation Policy (filed herewith) ***
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

*** Management compensatory plan or arrangement

(1) Incorporated by reference to the relevant exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009.  The number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

(2) Incorporated by reference to the relevant exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2009.  The number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

(3) Incorporated by reference to the relevant exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2009.  The number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

(4) Incorporated by reference to the relevant exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2009.  The number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

(5) Filed herewith.

(6) Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
August 10, 2009	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)