Form 10-Q
period 2009-09-30
MAC-GRAY CORP
filed 2009-11-06
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(781) 487-7600

Registrant’s telephone number, including area code:

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

As of November 6, 2009, 13,616,684 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.           Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	September 30,
	2008	2009

Assets
Current assets:
Cash and cash equivalents	$18,836	$16,171
Trade receivables, net of allowance for doubtful accounts	9,793	8,701
Inventory of finished goods, net	6,047	6,703
Deferred income taxes	869	840
Prepaid facilities management rent and other current assets	13,918	12,633
Total current assets	49,463	45,048
Property, plant and equipment, net	143,494	136,017
Goodwill	59,701	59,375
Intangible assets, net	222,285	212,265
Prepaid facilities management rent and other assets	15,061	14,372
Total assets	$490,004	$467,077

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,471	$5,595
Trade accounts payable	4,841	8,655
Accrued facilities management rent	22,211	20,351
Accrued expenses	16,139	14,412
Deferred revenues and deposits	791	989
Total current liabilities	49,453	50,002
Long-term debt and capital lease obligations	295,821	267,856
Other liabilities	11,385	9,895
Deferred income taxes	35,381	36,932
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock of Mac-Gray Corporation ($.01 par value, 5 million shares authorized, no shares outstanding)	—	—
Common stock of Mac-Gray Corporation ($.01 par value, 30 million shares authorized, 13,443,754 issued and 13,381,387 outstanding at December 31, 2008, and 13,610,860 issued and 13,610,684 outstanding at September 30, 2009)	134	136
Additional paid in capital	74,669	77,329
Accumulated other comprehensive loss	(3,117)	(2,360)
Retained earnings	26,925	27,289
	98,611	102,394
Less: common stock in treasury, at cost (62,367 shares at December 31, 2008 and 176 shares at September 30, 2009)	(647)	(2)
Total stockholders’ equity	97,964	102,392
Total liabilities and stockholders’ equity	$490,004	$467,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Revenue:
Facilities management revenue	$78,508	$74,816	$224,392	$232,022
Product sales	19,533	12,579	44,191	37,314
Total revenue	98,041	87,395	268,583	269,336

Cost of revenue:
Cost of facilities management revenue	53,418	51,757	151,852	157,680
Depreciation and amortization	12,768	12,291	34,854	36,858
Cost of product sales	15,379	9,779	34,591	28,769
Total cost of revenue	81,565	73,827	221,297	223,307

Gross margin	16,476	13,568	47,286	46,029

General and administration expenses	4,731	4,806	14,639	14,476
Sales and marketing expenses	4,648	4,548	13,710	13,658
Incremental costs of 2009 proxy contest	—	—	—	971
Depreciation and amortization	443	439	1,284	1,311
(Gain) loss on sale or disposal of assets, net	8	(59)	(41)	(552)
Loss on early extinguishment of debt	—	—	207	—
Total operating expenses	9,830	9,734	29,799	29,864

Income from operations	6,646	3,834	17,487	16,165

Interest expense, net	5,654	4,828	15,064	14,825
Loss (gain) related to derivative instruments	122	(57)	159	(558)
Income (loss) before provision for income taxes	870	(937)	2,264	1,898

Provision (benefit) for income taxes	217	(551)	639	911

Net income (loss)	$653	$(386)	$1,625	$987

Net income (loss) per common share - basic	$0.05	$(0.03)	$0.12	$0.07
Net income (loss) per common share — diluted	$0.05	$(0.03)	$0.12	$0.07
Weighted average common shares outstanding - basic	13,366	13,587	13,335	13,498
Weighted average common shares outstanding — diluted	13,729	13,587	13,690	13,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other			Treasury Stock
	Number		Paid In	Comprehensive	Comprehensive	Retained	Number
	of shares	Value	Capital	Income (Loss)	Income	Earnings	of shares	Cost	Total

Balance, December 31, 2008	13,443,754	$134	$74,669	$(3,117)		$26,925	62,367	$(647)	$97,964
Net income	—	—	—	—	$987	987	—	—	$987
Other comprehensive income:
Unrealized gain on derivative instrument, net of tax of $476 (Note 3)	—	—	—	757	757	—	—	—	$757
Comprehensive income					$1,744
Repurchase of common stock	—	—	—			—	9,597	(113)	$(113)
Option Exercised	87,746	1	596	—		(14)	(9,597)	113	$696
Stock issuance - Employee Stock Purchase Plan	67,372	1	363	—		—	—	—	$364
Stock compensation expense	—	—	1,628	—		—	—	—	$1,628
Net tax benefit (shortfall) from share based payment arrangements	—	—	(22)	—		—	—	—	$(22)
Stock grants	11,988	—	95	—		(609)	(62,191)	645	$131
Balance, September 30, 2009	13,610,860	$136	$77,329	$(2,360)		$27,289	176	$(2)	$102,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended September 30,
	2008	2009
Cash flows from operating activities:
Net income	$1,625	$987
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	36,138	38,169
Increase in allowance for doubtful accounts and lease reserves	105	3
Gain on sale of assets	(41)	(552)
Stock grants	79	131
Loss (gain) related to derivative instruments	159	(558)
Loss on early extinguishment of the debt	207	—
Deferred income taxes	6,910	1,706
Excess tax benefits from share based payment arrangements	(19)	(131)
Non cash stock compensation	1,723	1,628
(Increase) decrease in accounts receivable	(4,540)	1,089
Decrease (increase) in inventory	925	(656)
Increase in prepaid facilities management rent and other assets	(2,710)	(482)
(Decrease) increase in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	(3,841)	321
Increase in deferred revenues and customer deposits	12	198
Net cash flows provided by operating activities	36,732	41,853

Cash flows from investing activities:
Capital expenditures	(22,611)	(17,372)
Payments for acquisitions	(106,213)	—
Proceeds from sale of assets	394	1,111
Net cash flows used in investing activities	(128,430)	(16,261)

Cash flows from financing activities:
Payments on capital lease obligations	(1,536)	(1,268)
Borrowings on 2005 revolving credit facility	8,000	—
Payments on 2005 revolving credit facility	(63,000)	—
Payments on acquisition note	—	(10,000)
Borrowings on 2008 revolving credit facility	135,971	77,540
Payments on 2008 revolving credit facility	(22,431)	(92,607)
Borrowings on 2008 term loan	40,000	—
Payments on 2008 term loan	(2,000)	(3,000)
Debt acquisition costs	(1,680)	—
Excess tax benefits from share based payment arrangements	19	131
Proceeds from exercise of stock options	204	696
Repurchase of common stock	—	(113)
Proceeds from issuance of common stock under ESPP program	346	364
Net cash flows provided by (used in) financing activities	93,893	(28,257)

Increase (decrease) in cash and cash equivalents	2,195	(2,665)
Cash and cash equivalents, beginning of period	13,325	18,836
Cash and cash equivalents, end of period	$15,520	$16,171

Supplemental disclosure of non-cash investing and financing activities: During the nine months ended September 30, 2008 and 2009, the Company acquired various vehicles under capital lease agreements totaling $1,668 and $1,495, respectively.

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

2.  Long Term Debt

The Company has a senior secured credit agreement (the “Secured Credit Agreement”) pursuant to which the Company may borrow up to $164,000 in the aggregate, including $34,000 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver.  The Term Loan requires quarterly principal payments of $1,000 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $21,000 due on April 1, 2013.  The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions, the Secured Credit Agreement gives the company the option to establish additional term and/or revolving credit facilities there under, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

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

Under the Secured Credit Agreement, the Company is subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

2.  Long-Term Debt (continued)

each case subject to baskets, exceptions and thresholds.  The Company was in compliance with these and all other financial covenants at September 30, 2009.

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

The Company pays a commitment fee equal to a percentage of the actual daily-unused portion of the Secured Revolver under the Secured Credit Agreement.  This percentage, currently 0.375% per annum, will be determined quarterly by reference to the senior secured leverage ratio and will range between 0.300% per annum and 0.500% per annum.

As of September 30, 2009, there was $85,873 outstanding under the Revolver, $34,000 outstanding under the Term Loan and $1,380 in outstanding letters of credit.  The available balance under the Revolver was $42,747 at September 30, 2009. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at December 31, 2008 and September 30, 2009 were 5.28% and 4.45%, respectively, including the applicable spread paid to the banks.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

2.  Long-Term Debt (continued)

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at September 30, 2009.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at September 30, 2009.

Capital lease obligations on the Company’s fleet of vehicles totaled $3,352 and $3,578 at December 31, 2008 and September 30, 2009, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2009 (three months)	$1,412
2010	5,517
2011	4,931
2012	4,501
2013	107,090
Thereafter	150,000
$273,451

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

3.   Fair Value Measurements

Effective January 1, 2008, the Company adopted new accounting guidance regarding fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

3.  Fair Value Measurements (continued)

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurments
	Balance at September 30, 2009	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swap derivative financial instruments (included in other liabilities)	$5,984	—	$5,984	—

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

The table below outlines the details of each remaining Swap Agreement:

			Notional
	Original		Amount
Date of	Notional	Fixed/	September 30,	Expiration	Fixed
Origin	Amount	Amortizing	2009	Date	Rate

May 8, 2008	$45,000	Amortizing	$40,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$34,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	$12,000	Dec 31, 2009	4.66%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%

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

The Company has also adopted new accounting guidance on disclosures about derivative instruments and hedging activities.  The tables below display the impact the Company’s derivative instruments had on the Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2009 and the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2008 and 2009.

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2008		September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under Statement 133:
Interest rate contracts	Other liabilites	$5,078	Other liabilites	$3,845

Derivatives not designated as hedging instruments under Statement 133:
Interest rate contracts	Other liabilites	2,697	Other liabilites	2,139

Total derivatives		$7,775		$5,984

The Effect of Derivative Instruments on the Condensed Consolidated Income Statements

For the three months ended September 30, 2008 and 2009

Derivatives in Net Investment	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as	Location of Gain or (Loss) Recognized	Amount of (Loss) Gain Recognized in Income on Derivative
Hedging	September 30,	September 30,	(Effective	September 30,	September 30,	Hedging	in Income on	September 30,	September 30,
Relationships	2008	2009	Portion)	2008	2009	Instruments	Derivative	2008	2009
Interest rate contracts	$(332)	$(292)	Gain (loss) related to derivative instruments	$—	$—	Interest rate contracts	Gain (loss) related to derivative instruments	$(122)	$57

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

3.   Fair Value Measurements (continued)

The Effect of Derivative Instruments on the Consensed Consolidated Income Statements

For the nine months ended September 30, 2008 and 2009

Derivatives in Net Investment	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative
Hedging	September 30,	September 30,	OCI into Income	September 30,	September 30,	Hedging	on	September 30,	September 30,
Relationships	2008	2009	(Effective Portion)	2008	2009	Instruments	Derivative	2008	2009
Interest rate contracts	$136	$757	Gain (loss) related to derivative instruments	$(45)	$—	Interest rate contracts	Gain (loss) related to derivative instruments	$(159)	$558

4.  Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2008
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$59,478		$59,478
Product Sales	223		223
	$59,701		$59,701
Intangible assets:
Facilities Management:
Trade Name	$14,050		$14,050
Non-compete agreements	4,041	$3,936	105
Contract rights	238,128	36,729	201,399
Product Sales:
Customer lists	1,451	1,024	427
Distribution rights	1,623	297	1,326
Patents	99	—	99
Deferred financing costs	6,798	1,919	4,879
	$266,190	$43,905	$222,285

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Intangible Assets (continued)

	As of September 30, 2009
	Cost	Accumulated Amortization	Net Book Value
Goodwill:
Facilities Management	$59,152		$59,152
Product Sales	223		223
	$59,375		$59,375
Intangible assets:
Facilities Management:
Trade Name	$14,050		$14,050
Non-compete agreements	4,041	$3,958	83
Contract rights	238,038	45,785	192,253
Product Sales:
Customer lists	1,451	1,097	354
Distribution rights	1,623	418	1,205
Patents	99	1	98
Deferred financing costs	6,798	2,576	4,222
	$266,100	$53,835	$212,265

Estimated future amortization expense of intangible assets consists of the following:

2009 (three months)	$3,309
2010	13,222
2011	12,817
2012	12,544
2013	12,167
Thereafter	142,963
$197,022

Amortization expense of intangible assets for the nine months ended September 30, 2008 and 2009 was $8,994 and $9,929, respectively.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Intangible Assets (continued)

Impairment of Goodwill.  The Company assesses goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may be impaired. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant negative industry or economic trends, or a significant decline in the Company’s market capitalization relative to its book value.  The Company evaluated its goodwill for impairment as of December 31, 2008 and determined that there were no impairments.  The goodwill impairment review consists of a two-step process of first assessing the fair value and comparing to the carrying value of its reporting units. The Company has determined that it’s business units, laundry facilities management and Intirion, are the appropriate reporting units for goodwill impairment testing.  If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, the Company would proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. Any such impairment loss would be recognized in the Company’s results of operations in the period the impairment loss arose. The fair value of the Company’s reporting units at December 31, 2008 was significantly in excess of their carrying values.

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

Accounting guidance prescribes that, for the purposes of recognition and measurement of impairment loss, a long-lived asset or assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  For the Company’s long-lived assets, the Company has determined that the lowest level for which identifiable cash flows are largely independent is at the geographic market level.  The Company has identified nine geographic markets to which contract rights and other long-lived assets can reasonably be allocated. The assets within each geographic market have common characteristics and share support services and management. Within each of these geographic markets, the Company has the ability to economically reallocate assets and supporting services as needed.  If a triggering event has occurred, the recoverability of the carrying amount of the contract rights and fixed assets for that market is calculated by comparing the carrying amount of the asset group to the projected future undiscounted cash flows from the operation and disposition of the assets, taking into consideration the remaining useful life of the assets. The cash flow period is based upon the remaining life of the acquired contract rights which are generally considered the primary asset of the asset group.  If the undiscounted cash flow is less than the carrying amount of the asset group, the Company would then determine the fair value of the contract rights and the fixed assets and record an impairment provision, if any.  The fair value of the contract rights would be estimated utilizing a discounted cash flow in the same manner that the values were established at the time of acquisitions. The fair value of the fixed assets would be determined based upon the fair market value of similar equipment.

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

6.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009

Net income (loss)	$653	$(386)	$1,625	$987

Weighted average number of common shares outstanding - basic	13,366	13,587	13,335	13,498
Effect of dilutive securites:
Stock options	363	—	355	397
Weighted average number of common shares outstanding - diluted	13,729	13,587	13,690	13,895

Net income (loss) per share - basic	$0.05	$(0.03)	$0.12	$0.07
Net income (loss) per share - diluted	$0.05	$(0.03)	$0.12	$0.07

There were 923 and 873 shares under option plans that were excluded from the computation of diluted earnings per share at September 30, 2008 and 2009, respectively, due to their anti-dilutive effects.

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

There are no intersegment revenues.

The tables below present information about the operations of the Company’s reportable segments for the three and nine months ended September 30, 2008 and 2009. The information presented represents the key financial metrics that are utilized by the Company’s senior management in assessing the performance of each of the Company’s reportable segments.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2009	2008	2009

Revenue:
Facilities management	$78,508	$74,816	$224,392	$232,022
Product sales	19,533	12,579	44,191	37,314
Total	98,041	87,395	268,583	269,336
Gross margin:
Facilities management	12,410	10,849	37,942	37,712
Product sales	4,066	2,719	9,344	8,317
Total	16,476	13,568	47,286	46,029
Selling, general, depreciation and amortization expenses	9,822	9,793	29,633	30,416
(Gain) loss on sale of assets	8	(59)	(41)	(552)
Loss on early extinguishment of debt	—	—	207	—
Interest expense, net	5,654	4,828	15,064	14,825
Loss (gain) related to derivative instruments	122	(57)	159	(558)
Income (loss) before provision for income taxes	$870	$(937)	$2,264	$1,898

	December 31, 2008	September 30, 2009
Assets:
Facilities management	$442,214	$420,444
Product sales	29,432	32,029
Total for reportable segments	471,646	452,473
Corporate (1)	17,489	13,764
Deferred income taxes	869	840
Total	$490,004	$467,077

(1)   Principally cash and cash equivalents, prepaid expenses and property, plant and equipment not included elsewhere.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

8.  Stock Compensation

For the three and nine months ended September 30, 2009, the Company incurred stock compensation expense of $650 and $1,924, respectively.  The allocation of stock compensation expense is consistent with the allocation of the participants’ salary and other compensation expenses.

At September 30, 2009, options for 916 shares and 138 restricted shares have been granted but have not yet vested.

9.  Product Warranties

The Company offers limited-duration warranties on MicroFridge® products and, at the time of sale, provides reserves for all estimated warranty costs based upon historical warranty costs.  Actual costs have not exceeded the Company’s estimates.

The activity for the nine months ended September 30, 2009 is as follows:

Accrued
Warranty

Balance, December 31, 2008	$390
Accruals for warranties issued	300
Settlements made (in cash or in kind)	(327)
Balance, September 30, 2009	$363

10.  New Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification). The Codification is the single source for all authoritative GAAP recognized by the FASB and applies to financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an affect on our financial position, results of operations or liquidity.

On January 1, 2009, we adopted new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity’s financial position, results of operations and cash flows. Refer to Note 3 for additional information regarding our risk management activities, including derivative instruments and hedging activities.

On January 1, 2008, we adopted new accounting guidance on fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  Refer to Note 3 for additional information regarding our fair value measurements for financial assets and liabilities. The new guidance is effective for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis beginning January 1, 2009.

In June 2009, we adopted new accounting guidance on subsequent events.  This new guidance establishes a new financial statement disclosure requirement to disclose the date in which subsequent events that are considered for disclosure occur after the balance sheet date but before the report is issued or available to be issued (See Note 12).

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

10.  New Accounting Pronouncements (continued)

In June 2009, we adopted new accounting guidance on interim disclosures about fair value of financial instruments.  This guidance requires disclosure about fair value of financial instruments in interim financial statements as well as in annual financial statements.

On January 1, 2009, we adopted new accounting guidance on business combinations. This new guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This guidance applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights.

No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

11.  Repurchase of Common Stock

On April 29, 2009, the Company’s Board of Directors authorized a share repurchase program under which the Company is authorized to purchase up to an aggregate of $6,000 of its common stock from time to time through April 30, 2010.  With the cooperation of its lenders, the Company has amended its current secured credit agreement to allow for this program. The Company repurchased 10 shares through September 30, 2009 under the plan for a total cash outlay of $113.

12.  Subsequent Events

The Company has reviewed subsequent events through November 6, 2009 and concluded that no material subsequent events have occurred that are not accounted for in the accompanying financial statements or disclosed in the accompanying notes.

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

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base, and predictable capital needs.  For the three and nine months ended September 30, 2009, our total revenue was $87,395 and $269,336, respectively.  Approximately 86% of our total revenue for the three and nine month period was generated by our facilities management segment.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of September 30, 2009, approximately 90% of our installed equipment base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases.  Accordingly, our capital needs are predictable and largely within our control.  For the three and nine months ended September 30, 2009, we incurred $4,922 and $17,372 of capital expenditures, respectively. In addition, we made incentive payments of approximately $348 and $1,547 in the three and nine months ended September 30, 2009 to property owners and property management companies in connection with obtaining our lease arrangements.

In addition, through our product sales segment, we generate revenue by selling commercial laundry equipment and our line of combination refrigerator/freezer/microwave oven units under the MicroFridge® and SnackMateTM  brands. Intirion is also a national distributor of Maytag®, Whirlpool®, Amana®, Magic Chef®, KitchenAid®, and Estate® brands of appliances.  For the three and nine months ended September 30, 2009, our product sales segment generated approximately 14% of our total revenue and 20% and 18% of our gross margin, respectively.

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

Results of Operations (Dollars in thousands)

Three and nine months ended September 30, 2009 compared to three and nine months ended September 30, 2008.

The information presented below for the three and nine months ended September 30, 2009 and 2008 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended September 30,				For the nine months ended September 30,
			Increase	%			Increase	%
	2008	2009	(Decrease)	Change	2008	2009	(Decrease)	Change
Laundry facilities management	$78,279	$74,712	$(3,567)	-5%	$223,520	$231,294	$7,774	3%
Reprographics revenue	229	104	(125)	-55%	872	728	(144)	-17%
Total facilities management revenue	78,508	74,816	(3,692)	-5%	224,392	232,022	7,630	3%
Intirion sales revenue	12,639	9,031	(3,608)	-29%	28,318	24,856	(3,462)	-12%
Laundry equipment sales revenue	6,894	3,548	(3,346)	-49%	15,873	12,458	(3,415)	-22%
Total product sales revenue	19,533	12,579	(6,954)	-36%	44,191	37,314	(6,877)	-16%
Total revenue	$98,041	$87,395	$(10,646)	-11%	$268,583	$269,336	$753	0%

Revenue

Total revenue decreased by $10,646, or 11%, to $87,395 for the three months ended September 30, 2009 compared to $98,041 for the three months ended September 30, 2008. Total revenue increased by $753, or less than 1%, to $269,336 for the nine months ended September 30, 2009 compared to $268,583 for the nine months ended September 30, 2008.

Facilities management revenue.  Facilities management revenue decreased by $3,692, or 5%, to $74,816 for the three months ended September 30, 2009 compared to $78,508 for the three months ended September 30, 2008. The decrease in revenue is primarily the result of reduced usage of the Company’s equipment in apartment building laundry rooms as a result of increased apartment vacancy rates in most markets, particularly in the Southwest. To a lesser extent, the decrease in revenue is attributable to the termination of contracts we have chosen not to renew, partially offset by the Company’s vend increase program.  Facilities management revenue increased by $7,630, or 3%, to $232,022 for the nine months ended September 30, 2009 compared to $224,392 for the nine months ended September 30, 2008. The increase in revenue is the net of an increase of $12,078 attributable to the laundry facilities management businesses acquired in 2008, offset by a decline of $4,448 resulting from increased apartment vacancy rates and the termination of contracts we have chosen not to renew.  We expect continued and increasing vacancy rates to continue to have a negative impact on our facilities management business in the near term. We track the change in revenue month over month and quarter over quarter for certain large accounts to better understand the revenue trend for our multi-family housing customers.  This analysis does not include all revenue and is not adjusted for variances such as number of collection days in one quarter vs. another. This analysis is used to enable us to respond to changing trends in different geographic markets and to enable us to better allocate capital spending.

Product sales revenue.  Revenue from our product sales segment decreased by $6,954, or 36%, to $12,579 for the three months ended September 30, 2009 compared to $19,533 for the three months ended September 30, 2008.  Revenue from our product sales segment decreased by $6,877, or 16%, to $37,314 for the nine months ended September 30, 2009 compared to $44,191 for the nine months ended September 30, 2008.

Revenue in the Intirion business unit decreased by $3,608, or 29%, to $9,031 for the three months ended September 30, 2009 compared to $12,639 for the three months ended September 30, 2008. Revenue in the Intirion business unit decreased by $3,462, or 12%, to $24,856 for the nine months ended September 30, 2009 compared to $28,318 for the nine months ended September 30, 2008. The decrease in revenue for the three months ended September 30, 2009 compared to the same period in 2008 is attributable to a decrease in sales to all markets, particularly the academic and government markets. The decrease in revenue for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is attributable primarily to a decrease in sales to the academic and hospitality markets.  Sales to the other markets were essentially flat year over year. We expect sales to the hospitality and academic markets will continue to be impacted by the widespread scaling back of capital projects by the hospitality industry and academic institutions.  Our sales to the government will fluctuate based on the government’s shifting budget priorities as well as the timing of the release of funds for military housing initiatives.

Revenue in the laundry equipment sales business unit decreased by $3,346, or 49%, to $3,548 for the three months ended September 30, 2009 compared to $6,894 for the three months ended September 30, 2008. Revenue in the laundry equipment sales business unit decreased by $3,415, or 22%, to $12,458 for the nine months ended September 30, 2009 compared to $15,873 for the nine months ended September 30, 2008. Sales in the laundry equipment sales business unit are sensitive to the strength of the economy, local economic factors, local permitting and the availability of financing to small businesses, and therefore have the potential to fluctuate significantly from quarter to quarter.  We expect that the current economic environment will continue to negatively impact sales in the laundry equipment business unit.

Cost of revenue

Cost of facilities management revenue.  Cost of facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing equipment and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue decreased by $1,661, or 3%, to $51,757 for the three months ended September 30, 2009 as compared to $53,418 for the three months ended September 30, 2008. The decrease in cost is the net of a decrease of $2,466 in facilities management rent offset by an increase of $805 in other operating expenses. The decrease in facilities management rent is directly attributable to the decline in facility management revenue. The increase in other operating expenses is the net of an increase of $1,055 in employee health insurance costs and a decrease of $250 in other expenses. Cost of facilities management revenue increased by $5,828, or 4%, to $157,680 for the nine months ended September 30, 2009 as compared to $151,852 for the nine months ended September 30, 2008. The increase is due primarily to the $3,550 increased rent associated with the increase in facility management revenue resulting from the facilities management business we acquired on April 1, 2008.  Increased employee health insurance costs of $2,128 and additional operating expenses related to the acquisition offset by cost control measures implemented by the Company accounted for the remaining increase of $2,278.  As a percentage of facilities management revenue, cost of facilities management revenue was 69% and 68%, respectively, for the three months ended September 30, 2009 and 2008 and 68% for both the nine months ended September 30, 2009 and 2008.  Facilities management rent as a percentage of facilities management revenue was 48% and 49% for the three months ended September 30, 2009 and 2008, respectively.  Facilities management rent was 49% for both the nine months ended September 30, 2009 and September 30, 2008.  Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the related lease.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations decreased by $477, or 4%, to $12,291 for the three months ended September 30, 2009 as compared to $12,768 for the three months ended September 30, 2008. Depreciation and amortization related to operations increased by $2,004, or 6%, to $36,858 for the nine months ended September 30, 2009 as compared to $34,854 for the nine months ended September 30, 2008.  The increase in depreciation and amortization for the nine months ended September 30, 2009 as compared to the same period in 2008 is primarily attributable to having nine full months of depreciation and amortization associated with the contract rights and equipment we acquired as part of our acquisition of a facilities management business on April 1, 2008 compared to only six months of such depreciation and amortization in the comparable period in 2008.

Cost of product sales.  Cost of product sales consists primarily of the cost of laundry equipment, MicroFridge® branded equipment and parts sold, as well as salaries, warehousing and distribution expenses and other costs included in the product sales segment.  Cost of product sales decreased by $5,600, or 36%, to $9,779 for the three months ended September 30, 2009 as compared to $15,379 for the three months ended September 30, 2008. Cost of product sales decreased by $5,822, or 17%, to $28,769 for the nine months ended September 30, 2009 as compared to $34,591 for the nine months ended September 30, 2008.  As a percentage of sales, cost of product sales was 78% for the three months ended September 30, 2009, as compared to 79% for the three months ended September 30, 2008 and 77% for the nine months ended September 30, 2009, as compared to 78% for the nine months ended September 30, 2008. The gross margin in the Intirion® business unit increased to 22% for the three months ended September 30, 2009 as compared to 21% for the same period in 2008 and increased to 23% for the nine months ended September 30, 2009 as compared to 22% for the corresponding period in 2008. The gross margin in the Intirion® business unit is impacted by the mix of products and markets into which we sell.  Typically direct sales, such as sales to the government, achieve a higher margin than sales into distribution channels.  The gross margin in the laundry equipment sales business unit decreased to 20% for the three-month period ended September 30, 2009 as compared to 21% for the same period in 2008 and stayed at 20% for both the nine month period ended September 30, 2009 and September  30, 2008. The gross margin is primarily a function of the mix of products sold.

Operating expenses

General, administration, sales and marketing, and related depreciation and amortization expense.  General, administration, sales and marketing, and related depreciation and amortization expense decreased by $29, or less than 1%, to $9,793 for the three months ended September 30, 2009 as compared to $9,822 for the three months ended September 30, 2008. Medical claims and related expenses increased by $207 in the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  General, administration, sales and marketing, and related depreciation and amortization expense increased by $783, or 3%, to $30,416 for the nine months ended September 30, 2009 as compared to $29,633 for the nine months ended September 30, 2008.  As a percentage of total revenue, general, administration, sales and marketing and related depreciation expenses were 11% and 10% for the three months ended September 30, 2009 and 2008, respectively, and 11% for both the nine months ended September 30, 2009 and September 30, 2008.  The increase in expenses in the nine months ended September 30, 2009 compared to the same periods in 2008 is primarily attributable to proxy contest related expenses of $971 incurred in 2009 and an increase in medical claim related expenses of $318.

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

Income from operations

Income from operations decreased by $2,812, or 42%, to $3,834 for the three months ended September 30, 2009 compared to $6,646 for the three months ended September 30, 2008 and decreased by $1,322, or 8%, to $16,165 for the nine months ended September 30, 2009 compared to $17,487 for the nine months ended September 30, 2008 due primarily to the cumulative effect of the reasons discussed above.

Interest expense, net

Interest expense, net of interest income, decreased by $826, or 15%, to $4,828 for the three months ended September 30, 2009, as compared to $5,654 for the three months ended September 30, 2008. The decrease is due to lower outstanding debt balances resulting from our concerted effort to reduce interest-bearing debt. For the nine months ended September 30, 2009 interest expense decreased by $239, or 2%, to $14,825 compared to $15,064 for the nine months ended September 30, 2008. Included in interest expense for the nine months ended September 30, 2008 is six months interest on our debt resulting from our April, 2008 acquisition. Included in the nine months ended September 30, 2009 is nine months interest on our debt resulting from our April, 2008 acquisition. Our average effective interest rates are not significantly affected by fluctuations in the market as a significant amount of our debt has been assigned fixed rates through our derivative instruments.

Gain/Loss related to derivative instruments

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a gain of $57 for the three months ended September 30, 2009, compared to a loss of $122 for the same period in 2008. For the nine months ended September 30, 2009, we recorded a gain of $558 compared to a loss of $159 for the nine months ended September 30, 2008.

Provision for income taxes

The provision for income taxes decreased by $768 to a benefit of $551 for the three months ended September 30, 2009 compared to an expense of $217 for the three months ended September 30, 2008. The decrease is the result of the pre-tax loss of $937 for the three months ended September 30, 2009 compared to the pre-tax income of $870 for the three months ended September 30, 2008.  The provision for income taxes increased by $272 to $911 for the nine months ended September 30, 2009 compared to $639 for the nine months ended September 30, 2008.  The effective tax rate increased to 48% from 28% for the nine months ended September 30, 2009, compared to the same period in 2008.  The effective tax rate for the nine months ended September 30, 2008 was reduced by the benefit of a reduction of the reserve for uncertain tax positions of $204 and an amendment to Massachusetts tax law which will reduce payment on timing items that become taxable after January 1, 2009.  The effective tax rate for the nine months ended September 30, 2008 without considering the effect of the reduction to the reserve was 44%.  The increase in the effective rate from 44% to 48% is primarily a function of permanent tax differences as a percent of income before taxes.

Net income (loss)

As a result of the foregoing, net income decreased by $1,039 to a loss of $386 for the three months ended September 30, 2009 compared to net income of $653 for the same period ending September 30, 2008. Net income decreased by $638, or 39%, to $987 for the nine months ended September 30, 2009 as compared to net income of $1,625 for the nine months ended September 30, 2008.

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

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving credit facility described below.  Capital requirements for the year ending December 31, 2009, including contract incentive payments, are currently expected to be between $27,000 and $30,000.  In the nine months ended September 30, 2009, spending on capital expenditures and contract incentives totaled $17,372 and $1,547, respectively.  The capital expenditures for 2009 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

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

For the nine months ended September 30, 2009, our source of cash was from operating activities.  Our primary uses of cash for the nine months ended September 30, 2009 were the reduction of debt, the purchase of new laundry equipment and the semi-annual interest payment on our senior notes. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, debt service, and capital expenditures.

Our senior secured credit agreement (the “Secured Credit Agreement”) provides that we may borrow up to $164,000 in the aggregate, including $34,000 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver.  The Term Loan requires quarterly principal payments of $1,000 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $21,000 due on April 1, 2013.  The Revolver also matures on April 1, 2013.  The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions, the Secured Credit Agreement gives us the option to establish additional term and/or revolving credit facilities thereunder, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

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

Under the Secured Credit Agreement, we are subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds.  We were in compliance with these and all other financial covenants at September 30, 2009.

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

We pay a commitment fee equal to a percentage of the actual daily-unused portion of the Revolver under the Secured Credit Agreement.  This percentage, currently 0.375% per annum, will be determined quarterly by reference to the senior secured leverage ratio and will range between 0.300% per annum and 0.500% per annum.

As of September 30, 2009, there was $85,873 outstanding under the Revolver, $34,000 outstanding under the Term Loan and $1,380 in outstanding letters of credit.  The available balance under the Revolver was $42,747 at September 30, 2009. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at December 31, 2008 and September 30, 2009 were 5.28% and 4.45%, respectively, including the applicable spread paid to the banks.

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at September 30, 2009.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at September 30, 2009.

The Company historically has not needed sources of financing other than its internally generated cash flow and revolving credit facilities to fund its working capital, capital expenditures and smaller acquisitions. As a result, the Company anticipates that its cash flow from operations and revolving credit facilities will be sufficient to meet its anticipated cash requirements for at least the next twelve months.  However, we may require external sources of financing for any significant future acquisitions.  Further, our senior credit facilities mature in April 2013.  The repayment of these facilities may require external financing.

Operating Activities

For the nine months ended September 30, 2009 and 2008, net cash flows provided by operating activities were $41,853 and $36,732 respectively. Cash flows from operations consists primarily of facilities management revenue and product sales, offset by the cost of facilities management revenues, cost of product sales, and general, administration, sales and marketing expenses. The change in working capital is primarily due to the timing of purchases of inventory and services, and when such expenditures are due to be paid.  The increase for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is primarily attributable to an increase in depreciation and amortization expense, a decrease in accounts receivable and an increase in accounts payable and accrued expenses in the nine months ended September 30, 2009 compared to an increase in accounts receivable and prepaid facilities management rent and other assets and a decrease in accounts payable and accrued expenses, offset in part by an increase in deferred taxes in the nine months ended September 30, 2008.

Investing Activities

For the nine months ended September 30, 2009 and 2008, net cash flows used in investing activities were $16,261 and $128,430 respectively.  Of the 2008 total, $106,213 was used for acquisitions.  Capital expenditures for the nine months ended September 30, 2009 and 2008, primarily laundry equipment for new and renewed lease locations, were $17,372 and $22,611, respectively.

Financing Activities

For the nine months ended September 30, 2009, net cash flows used in financing activities were $28,257. For the same period in 2008, net cash flows provided by financing activities were $93,893. Cash flows used in financing activities consist of net reductions in bank borrowings.  Cash flows provided by financing activities consist primarily of net proceeds from bank borrowings and proceeds from the exercise of options and the issuance of stock through the employee stock purchase program.  The increase in borrowings in 2008 was related to our acquisition on April 1, 2008.

We have entered into standard International Swaps and Derivatives Association, or ISDA, interest rate Swap Agreements to manage the interest rate risk associated with our senior credit facilities. For a description of our interest rate Swap Agreements see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of September 30, 2009 is as follows:

Fiscal	Long-term	Interest on	Facilites rent	Capital lease	Operating lease
Year	debt	senior notes	commitments	commitments	commitments	Total
2009 (3 mos.)	$1,000	$—	$4,489	$412	$879	$6,780
2010	4,000	11,438	15,947	1,517	3,116	$36,018
2011	4,000	11,438	11,957	931	2,629	$30,955
2012	4,000	11,438	9,887	501	2,152	$27,978
2013	106,873	11,438	7,707	217	1,796	$128,031
Thereafter	150,000	22,876	17,264	—	3,045	$193,185
Total	$269,873	$68,628	$67,251	$3,578	$13,617	$422,947

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at September 30, 2009.

(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Variable rate	$1,000	$4,000	$4,000	$4,000	$106,873	$—	$119,873
Average interest rate	4.45%	4.45%	4.45%	4.45%	4.45%	—	4.45%

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

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a gain of $57 and a loss of $122 for the three months ended September 30, 2009 and 2008, respectively, and a gain of $558 and a loss of $159 for the nine months ended September 30, 2009 and 2008.

The table below outlines the details of each remaining Swap Agreement:

			Notional
	Original		Amount
Date of	Notional	Fixed/	September 30,	Expiration	Fixed
Origin	Amount	Amortizing	2009	Date	Rate

May 8, 2008	$45,000	Amortizing	$40,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$34,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$12,000	Fixed	$12,000	Dec 31, 2009	4.66%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%

In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. If interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company.  If interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counter party to the Swap Agreements exposes the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated.  The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At September 30, 2009, the fair value of the Swap Agreements was a liability of $5,984.  This amount has been included in other liabilities on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2009 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ending September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAC-GRAY CORPORATION
November 6, 2009	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief Financial Officer and Treasurer
(On behalf of registrant and as principal financial officer)