Form 10-K
period 2009-12-31
MAC-GRAY CORP
filed 2010-03-16
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.305 of this chapter) during the preceding 12 months (or for such short period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2009 was $120,090,057

         As of March 10, 2010, 13,772,326 shares of common stock of the registrant, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrants' Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2010, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report. Such Proxy Statement shall not be deemed to be "filed" as part of this Annual Report on Form 10-K, except for those parts therein which have been specifically incorporated by reference herein.

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

Item 1.    Business

Overview

        On February 5, 2010, the Company sold its MicroFridge ® (Intirion Corporation) business to Danby Products. The following discussion excludes the financial results from our discontinued operations unless otherwise noted. The results from all prior periods have been reclassified to conform to this presentation.

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

        We derive our revenue principally as a laundry facilities management contractor for the multi-unit housing industry. We manage laundry rooms under long-term leases with property owners, property management companies and colleges and universities. We refer to these leases as "laundry leases" or "management contracts" and this business as "laundry facilities management business." In 2009, 95% of our consolidated revenue from continuing operations was derived from our laundry facilities management business. As of December 31, 2009, our laundry facilities management business had revenue-generating laundry equipment operating in 43 states and the District of Columbia.

        Our laundry equipment sales business sells and services commercial laundry equipment manufactured by Whirlpool Corporation, Dexter Laundry Company, American Dryer Corporation and Primus Laundry Company. This business sells commercial laundry equipment primarily to retail laundromats, hotels and similar institutional users that operate their own on-premise laundry facilities. We refer to this business as our "commercial laundry equipment sales business."

Laundry Facilities Management Business

        For the years ended December 31, 2008 and 2009, our laundry facilities management business accounted for approximately 94% and 95% of our total revenue from continuing operations, respectively, and 93% and 94% of our gross margin from continuing operations, respectively. Through our laundry facilities management business, we act as a laundry facilities management contractor with property owners or managers. We lease space within a property, in some instances improve the leased space with flooring, ceilings and other improvements ("betterments") and then install and service the laundry equipment and collect the payments. The property owner or manager is usually responsible for maintaining, cleaning, and securing the premises and payment of utilities. Under our long-term leases, we typically receive the exclusive right to provide and service laundry equipment within a multi-unit housing property in exchange for a negotiated percentage of the total revenue collected. We refer to this percentage as "facilities management rent." In each of the past five years, we have retained approximately 97% of our equipment base per year. Our gross additions to our equipment base for each of the years ended December 31, 2008 and 2009 through internally generated growth equaled 3% and 2%, respectively. Our additions, net of lost business, were 0% for the year ended December 31, 2008 and -1% for the year ended December 31, 2009. The machine base not retained is primarily attributable to contracts the Company has chosen not to renew due to unacceptable profit margins,(including some acquired contracts that did not meet our performance criteria,) and to a lesser degree, to property owners who chose to self-operate. We believe that our ability to retain our existing equipment base and grow it through internally generated growth in equipment installations is indicative of our service of, and attention to, property owners and managers. We also provide our customers with proprietary technologies such as LaundryView™, LaundryLinx™ and our Client Resource Center, and we continue to invest in research and development of such technologies. We generally have the ability to set and adjust the vend pricing for our equipment based upon local market conditions.

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

        We also generate revenue by leasing equipment to laundry customers who choose neither to purchase equipment nor to become a laundry facilities management customer, but instead wish to maintain their own laundry rooms. This leasing business generated revenue of $5 million for each of the years ended December 31, 2008 and 2009, and is included in the laundry facilities management business.

        Our laundry facilities management business has certain intrinsic characteristics in both its industry and its customer base, including the following:

        Revenue.    We operate as a laundry facilities management contractor under long-term leases and other arrangements with property owners or managers. Our efforts are designed to maintain these customer relationships over the long-term. Our typical leases have an initial average term of approximately seven years, with the potential to renew if mutually agreed upon by us and the owner or manager. Renewal of a lease usually involves renegotiated terms and new equipment. In each of the past five years, we have retained contracts representing approximately 97% of our equipment base per year.

        Customers.    As of February 1, 2010, we provided laundry equipment and related services to approximately 88,000 laundry rooms located in 43 states throughout the continental United States and the District of Columbia. As of February 1, 2010, no customer contract accounted for more than 1% of our laundry facilities management revenue. We serve customers in multi-unit housing facilities, including apartment buildings, college and university residence halls, condominiums, public-housing complexes and hotels and motels.

        Seasonality.    We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 13% of the laundry facilities management revenue for 2009. Academic facilities management revenue is derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, during the third calendar quarter when most colleges and universities are not in session, the Company increases its operating and capital expenditures when it has its greatest product installation activities.

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

Commercial Laundry Equipment Sales and Services Business

        Through our commercial laundry equipment sales and services business, we are a significant distributor for several commercial laundry equipment manufacturers, primarily Whirlpool. We do not manufacture any of the commercial laundry equipment that we sell. As an equipment distributor, we sell commercial laundry equipment to public retail laundromats, as well as to the multi-unit housing industry. In addition, we sell commercial laundry equipment directly to institutional purchasers, including hospitals and hotels, for use in their own on-premise laundry facilities. We are certified by the manufacturers to service the commercial laundry equipment that we sell. Installation and repair services are provided on an occurrence basis, not on a contractual basis. Related revenue is recognized at the time the installation service, or other service, is provided to the customer. For the years ended

December 31, 2008 and 2009, our commercial laundry equipment sales business accounted for approximately and 6% and 5%, respectively, of our total revenue.

Employee Base

        As of February 22, 2010, the Company employed 879 full-time employees. No employee is covered by a collective bargaining agreement and the Company believes that its relationship with its employees is good.

Operating Characteristics

        We maintain a corporate staff as well as centralized finance, human resources, legal services, information technology, marketing and customer service departments. Regionally, we maintain service centers and warehouses staffed by local management, service technicians, collectors and inventory handlers.

Backlog

        Due to the nature of our laundry facilities management business, backlogs do not exist. There is no significant backlog of orders in our commercial laundry equipment sales business.

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

Item 1A.    Risk Factors

        This annual report on Form 10-K contains statements, some of which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are as follows:

If we are unable to establish new laundry facility management leases, renew our existing laundry facility management leases or retain relationships with our customers who are not subject to leases, our business, results of operations, cash flows and financial condition could be adversely affected.

        Our laundry facilities management business, which provided 95% of our total revenue from continuing operations for the year ended December 31, 2009, is highly dependent upon the renewal of leases with property owners and property management companies. Approximately 90% to 92% of our leases provide for an average initial term of seven years. Approximately 8% to 10% of our laundry room leases are up for renewal each year. We have traditionally relied upon exclusive, long-term leases with our customers, as well as frequent customer interaction and an emphasis on customer service, to assure continuity of financial and operating results. We cannot guarantee that in the future we will be able to establish long-term leases with new customers or renew existing long-term leases as they expire on favorable terms, or at all.

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

        We purchase a large majority of the equipment that we use in our laundry facilities management business from Whirlpool. In addition, we derive a portion of our commercial laundry equipment sales revenue from our position as a distributor of Whirlpool commercial laundry products. We cannot assure you that Whirlpool will continue its relationship with us. If Whirlpool terminates its relationship with us, our results of operations, cash flows and financial condition could be materially and adversely affected, and further, we may be unable to replace our relationship with Whirlpool with a comparable manufacturer on favorable terms, or at all.

A decrease in multi-unit housing sector occupancy rates in the markets in which we conduct business could adversely affect our laundry facilities management revenue.

        Our laundry facilities management revenue from our operation of card- and coin-operated laundry equipment, particularly in the multi-unit housing sector, depends partially upon the level of tenant occupancy. The number of apartments occupied in an apartment building with a vended laundry facility directly affects our revenue. Extended periods of reduced occupancy in our clients' buildings could adversely affect our operations. The level of occupancy can be adversely affected by many market and general economic conditions, all of which are beyond our control, including:

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

        We have in the past, and intend to in the future, engage in acquisitions to continue the expansion of our laundry facilities management business. The failure to successfully complete the integration of any acquisition would adversely affect our business and results of operations.

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

        We own or license several registered and unregistered trademarks, including Mac-Gray®, Web®, Hof™, Automatic Laundry Company™, Intelligent Laundry®, LaundryView®, LaundryLinx™, PrecisionWash™, TechLinx™, VentSnake™, LaundryAudit™ and e-issues™ that we use in the marketing and sale of our products. However, the degree of protection that these trademarks afford us is unknown and these trademarks may expire or be terminated. In the event that someone infringes on or misappropriates our trademarks, the brand images and reputation that we have developed could be damaged, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our financial results have been and could further be negatively impacted by impairments of goodwill or other intangible assets required by the application of existing or future accounting policies or interpretations of existing accounting policies.

        The Company assesses goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may be impaired. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and the Company's market capitalization relative to its book value. The Company evaluated its goodwill for impairment as of December 31, 2009. The goodwill impairment review consists of a two-step process of first assessing the fair value and comparing to the carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, we would proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. Any such impairment loss would be recognized in the Company's results of operations in the period the impairment loss arose. Any charge could have a significant negative effect on our reported earnings. In addition, our financial results could be negatively impacted by the application of existing and future accounting policies or interpretations of existing accounting policies.

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

        As of December 31, 2009, our directors, executive officers, and certain of our stockholders related to such persons and their affiliates beneficially owned in the aggregate approximately 33.1% of the outstanding shares of our common stock (See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters" below). This percentage ownership does not include options to purchase 1,089,881 shares of our common stock held by some of these persons, which options were exercisable at, or within 60 days subsequent to, December 31, 2009. If all of these options had been exercised as of December 31, 2009, then these stockholders and their affiliates would have beneficially owned 38.1% of the outstanding shares of our common stock. Additionally, we are party to a shareholders' agreement, dated June 26, 1997, with some of these stockholders that gives them rights of first offer to purchase shares of our common stock offered for sale by another stockholder party thereto (See Item 13, "Certain Relationships and Related Transactions below.) As a result of this concentration in ownership, should these stockholders, act together, they have the ability to influence the outcome of the election of directors and all other matters requiring approval by a majority of stockholders. Circumstances may arise in which the interests of this group of stockholders could be in conflict with interests of other stockholders.

Provisions in our charter and bylaws, Delaware law, and the shareholders agreement could have the effect of discouraging takeovers.

        Specific provisions of our charter and bylaws, as described below and in Footnote 12 to the Consolidated Financial Statements; sections of the corporate law of Delaware; the shareholder agreement, and powers of our Board of Directors may discourage takeover attempts not first approved by the Board of Directors, including takeovers which some stockholders may deem to be in their best interests. The shareholder rights agreement described below could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock without the support of our Board of Directors. These provisions and powers of the Board of Directors could delay or prevent the removal of incumbent directors or the assumption of control by stockholders, even if the particular removal or assumption of control would be beneficial to stockholders. These provisions and powers of the Board of Directors could also discourage or make more difficult a merger, tender offer or proxy contest, even if these events would be beneficial, in the short term, to the interests of some shareholders. The anti-takeover provisions and powers of the Board of Directors include, among other things:

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

Item 1B.    Unresolved SEC Staff Comments.

        None.

Item 2.    Properties.

        Mac-Gray rents approximately 32,000 square feet in Waltham, Massachusetts that it uses as its corporate headquarters and which houses the Company's administrative and central services. At December 31, 2009, Mac-Gray leased the following regional facilities, which are largely operated as sales and service facilities, although limited administrative functions are also performed at many of them:

Location	Approximate Square Footage	Expiration Date
Albany, New York	1,500	7/2012
Albuquerque, New Mexico	6,600	4/2011
Beltsville, Maryland	22,432	8/2012
Buda, Texas	7,000	1/2011
Buffalo, New York	10,000	9/2010
Carlstadt, New Jersey	17,094	5/2015
Charlotte, North Carolina	10,640	3/2013
Chesapeake, Virginia	6,430	7/2013
College Station, Texas	1,250	12/2010
Colorado Springs, Colorado	4,800	5/2011
Commerce City, Colorado	5,000	9/2010
Deerfield Beach, Florida	10,469	5/2010
Denver, Colorado	21,688	3/2013
East Brunswick, New Jersey	14,400	7/2010
East Hartford, Connecticut	14,900	5/2013
El Paso, Texas	6,250	3/2012
Eugene, Oregon	2,500	6/2010
Euless, Texas	10,000	4/2011
Grand Junction, Colorado	3,575	5/2011
Gurnee, Illinois	22,521	4/2011
Gurnee, Illinois	12,000	7/2011
Hendersonville, Tennessee	11,000	4/2010
Hollywood, Florida	16,494	9/2015
Houston, Texas	10,687	10/2010
Jessup, Maryland	10,361	3/2012
Lake City, Florida	1,125	4/2012
Lithia Springs, Georgia	10,675	2/2011
Lynnwood, Washington	17,467	6/2013
Madison, Tennessee	17,625	4/2017
Memphis, Tennessee	11,250	10/2014
Metairie, Louisiana	4,000	4/2011
Oklahoma City, Oklahoma	2,250	11/2010
Orlando, Florida	2,100	12/2012
Pelham, Alabama	9,000	4/2010
Phoenix, Arizona	25,920	4/2011
Portland, Oregon	10,000	3/2011
Riverview, Florida	17,518	4/2017
Salt Lake City, Utah	6,675	6/2013
Syracuse, New York	8,400	10/2013
Tucson, Arizona	6,265	4/2014
Walpole, Massachusetts	3,000	5/2011
Waltham, Massachusetts	32,000	11/2015
Westbrook, Maine	5,625	4/2017
Woburn, Massachusetts	40,000	2/2016

        All properties are primarily utilized for both the laundry facilities management and commercial laundry equipment sales businesses.

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

Item 4.    (Removed and Reserved).

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "TUC."

        The following table sets forth the high and low sales prices for our common stock on the NYSE for the periods indicated.

	Year Ended December 31, 2008		Year Ended December 31, 2009
	High	Low	High	Low
First Quarter	$12.89	$10.60	$7.62	$4.60
Second Quarter	$11.92	$8.58	$14.36	$4.95
Third Quarter	$12.75	$9.77	$13.79	$9.57
Fourth Quarter	$11.41	$6.13	$11.73	$7.84

        As of March 9, 2010 there were 129 shareholders of record of our common stock.

        The Company's Board of Directors has approved the initiation of a quarterly dividend policy to commence in 2010. The first dividend under this new policy will be in the amount of $0.05 per share and payable on April 1, 2010 to shareholders of record of the Company's common stock as of the close of business March 1, 2010. The Company's Board of Directors has not previously paid dividends on any of its shares of capital stock.

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

	Years Ended December 31,
	2005(1)	2006	2007(2)	2008(3)	2009
Statement of Income Data:
Revenue from continuing operations	$230,110	$248,917	$262,484	$327,229	$325,924
Cost of revenue	184,633	201,988	214,705	271,681	270,832

Operating expenses:
General and administration	12,341	16,346	16,381	18,341	17,819
Sales and marketing	12,722	13,361	13,097	14,970	14,249
Incremental costs of proxy contest	—	—	—	—	971
Depreciation and amortization	1,082	1,473	1,491	1,614	1,600
Gain on sale of assets	(11,370)	(32)	(302)	(69)	(648)
Loss on early extinguishment of debt	668	73	—	207	—
Impairment of assets	—	2,502	—	—	—

Total operating expenses	15,443	33,723	30,667	35,063	33,991

Income from continuing operations	30,034	13,206	17,112	20,485	21,101
Interest expense, net	10,657	13,234	13,421	20,605	19,675
(Gain) loss related to derivative instruments	(1,876)	96	1,737	1,804	(893)

Income (loss) from continuing operations before provision for income taxes	21,253	(124)	1,954	(1,924)	2,319
Provision for income taxes	11,217	(291)	707	(758)	1,278

Income (loss) from continuing operations, net	10,036	167	1,247	(1,166)	1,041
Income from discontinued operations, net	2,016	689	1,272	1,707	1,074

Net income	$12,052	$856	$2,519	$541	$2,115

Earnings (loss) per share—basic—continuing operations	$0.78	$0.01	$0.09	$(0.09)	$0.08

Earnings (loss) per share—diluted—continuing operations	$0.76	$0.01	$0.09	$(0.09)	$0.07

Earnings per share—basic—discontinued operations	$0.16	$0.05	$0.10	$0.13	$0.08

Earnings per share—diluted—discontinued operations	$0.15	$0.05	$0.09	$0.13	$0.08

Earnings per share—basic	$0.94	$0.07	$0.19	$0.04	$0.16

Earnings per share—diluted	$0.91	$0.06	$0.18	$0.04	$0.15

Weighted average common shares outstanding—basic	12,864	13,008	13,209	13,346	13,529

Weighted average common shares outstanding—diluted	13,283	13,448	13,680	13,346	13,940

	Years Ended December 31,
	2005(1)	2006	2007(2)	2008(3)	2009
Other Financial Data:
EBITDA from continuing operations(4)	63,938	49,370	54,030	67,456	71,860
Depreciation and amortization	32,028	36,260	38,655	48,775	49,866
Capital expenditures(5)	25,844	25,332	26,711	24,313	21,341
Cash flows provided by operating activities from continuing operations	37,338	35,957	43,202	55,735	60,720
Cash flows used in investing activites from continuing operations	(119,715)	(44,396)	(72,944)	(130,111)	(20,074)
Cash flows provided by (used in) financing activities from continuing operations	86,904	9,416	31,073	79,887	(37,883)
Balance Sheet Data (at end of period):
Working capital from continuing operations	(7,799)	(1,497)	671	(2,203)	(7,656)
Long-term debt and capital lease obligations, including current portion	166,678	177,068	208,521	301,292	263,868
Long-term debt and capital lease obligations, net of current portion	165,493	175,823	207,169	295,821	258,325
Total assets	324,917	339,004	383,537	490,004	464,276
Stockholders' equity	88,601	91,640	97,844	97,964	104,535

(1)
Includes the results of operations of the western region laundry facilities management assets acquired on January 10, 2005 from Web Service Company, Inc. for approximately $113,000.

(2)
Includes the results of operations of the Maryland laundry facilities management assets acquired on August 8, 2007 from Hof Service Company, Inc. for approximately $43,000.

(3)
Includes the results of operations of the western and southern region laundry facilities management assets acquired on April 1, 2008 from Automatic Laundry Company, Ltd. for approximately $116,000.

(4)
EBITDA from continuing operations is defined as income from continuing operations before provision for income taxes, depreciation and amortization expense and interest expense. Adjusted EBITDA from continuing operations is EBITDA from continuing operations further adjusted to exclude the items described in the table below. We have excluded these items because we believe they are not reflective of our ongoing operating performance. EBITDA from continuing operations and Adjusted EBIDTA from continuing operations are included in this report because they are a basis upon which our management and Board of Directors assess our operating performance. EBITDA from continuing operations and Adjusted EBITDA from continuing operations are not measures of our liquidity or financial performance under GAAP and should not be considered as alternatives to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. The use of EBITDA from continuing operations and Adjusted EBITDA from continuing operations instead of net income has limitations as an analytical tool, including the exclusion of interest expense and depreciation and amortization expense, which represent significant and unavoidable operating costs given the level of indebtedness and the capital expenditures needed to maintain our business. Management compensates for these limitations by relying primarily on our GAAP results and by using EBITDA from continuing operations and Adjusted EBITDA from continuing operations only supplementally. Our management believes EBITDA from continuing operations and Adjusted EBITDA from continuing operations are useful to investors because they help enable investors to evaluate our business in the same manner as our management and because they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. Our measures of EBITDA from continuing operations and Adjusted EBITDA from continuing operations are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

(5)
Excludes $1,499, $1,776, $2,003, $1,774 and $1,628 in 2005, 2006, 2007, 2008, and 2009, respectively, of capital leases associated with vehicles acquired and used in the operation of the Company.

        The following is a reconciliation of income (loss) from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

	Years Ended December 31,
	2005(1)		2006	2007(2)	2008(3)	2009
Income (loss) from continuing operations, net	$10,036		$167	$1,247	$(1,166)	$1,041
Income from discontinued operations, net	2,016		689	1,272	1,707	1,074

Net income	$12,052		$856	$2,519	$541	$2,115

Net income (loss) from continuing operations	$10,036		$167	$1,247	$(1,166)	$1,041
Add:
Provision for income taxes	11,217		(291)	707	(758)	1,278
Cost of revenue depreciation and amortization expense	30,946		34,787	37,164	47,161	48,266
Operating expense depreciation and amortization expense	1,082		1,473	1,491	1,614	1,600
Interest expense, net	10,657		13,234	13,421	20,605	19,675

EBITDA from continuing operations(4)	63,938		49,370	54,030	67,456	71,860
Add (Subtract):
Gain on sale of certain assets, net	(10,767	)(9)	—	—	—	(403	)(10)
Stock compensation expense	—		883	1,755	2,242	2,344
Impairment of assets(5)	—		2,502	—	—	—
(Gain) loss related to derivative instruments(6)	(1,876)		96	1,737	1,804	(893)
Loss related to 2005 hurricanes(7)	316		—	—	—	—
Loss on early extinguishment of debt(8)	668		73	—	207	—
Incremental costs of 2009 proxy contest	—		—	—	—	971

Adjusted EBITDA from continuing operations(4)	$52,279		$52,924	$57,522	$71,709	$73,879

(1)
Includes the results of operations of the western region laundry facilities management assets acquired on January 10, 2005 from Web Service Company, Inc. for approximately $113,000.

(2)
Includes the results of operations of the Maryland laundry facilities management assets acquired on August 8, 2007 from Hof Service Company, Inc. for approximately $43,000.

(3)
Includes the results of operations of the western and southern region laundry facilities management assets acquired on April 1, 2008 from Automatic Laundry Company, Ltd. for approximately $116,000.

(4)
EBITDA from continuing operations is defined as income from continuing operations before provision for income taxes, depreciation and amortization expense and interest expense. Adjusted EBITDA from continuing operations is EBITDA from continuing operations further adjusted to exclude the items described in the table above. We have excluded these items because we believe they are not reflective of our ongoing operating performance. EBITDA from continuing operations and Adjusted EBIDTA from continuing operations are included in this report because they are a basis upon which our management and Board of Directors assess our operating performance. EBITDA from continuing operations and Adjusted EBITDA from continuing operations are not measures of our liquidity or financial performance under GAAP and should not be considered as alternatives to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. The use of EBITDA from continuing operations and Adjusted EBITDA from continuing operations instead of net income has limitations as an analytical tool, including the exclusion of interest expense and depreciation and amortization expense, which represent significant and unavoidable operating costs given the level of indebtedness and the capital expenditures needed to maintain our business. Management compensates for these limitations by relying primarily on our GAAP results and by using EBITDA from continuing operations and Adjusted EBITDA from continuing operations only supplementally. Our management believes EBITDA from continuing operations and Adjusted EBITDA from continuing operations are useful to investors because they help enable investors to evaluate our business in the same manner as our management and because they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. Our measures of EBITDA from continuing operations and Adjusted EBITDA from continuing operations are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

(5)
Represents a pre-tax charge associated with our former reprographics business unit.

(6)
The (gain) loss related to derivative instruments is the consequence of interest rate swaps which had previously qualified for hedge accounting no longer qualifying for such treatment as a result of a separate and distinct refinancing of our credit facility in 2005. The paying down of the term loan with the proceeds from the sale of Intirion will result in additional derivative instruments no longer qualifying for hedge accounting treatment. For interest rate swaps that do qualify as hedged instruments, changes in mark to market will continue to be recorded in Other Comprehensive Income and not in the income statement. Including the fluctuation in the fair value of the derivative instruments in the reconciliation of net income as reported to net income as adjusted allows for a more consistent comparison of the operating results of the Company. The fair value of the derivatives is ultimately zero at the time of settlement. Thus, over the life of the derivative instruments the net impact to the Company's operating results will be zero as any income or loss recorded in prior periods will be reversed in subsequent periods.

(7)
Represents a loss of fixed assets and inventory incurred during the hurricanes of 2005.

(8)
Each of the losses on early extinguishment of debt resulted from separate and distinct refinancings of our senior credit facility in 2005, 2006 and 2008 and is not related to the performance of the Company's business. Each of the losses reflects only the unamortized cost of the prior bank financing which had been allocated to banks which did not participate in the replacement financing agreement. Because the losses were triggered by refinancings of our senior credit facility and the Company does not currently expect further refinancings of the facility prior to its maturity in 2013, management believes that the impact of this item on the Company's financial results will not continue beyond 2008.

(9)
Represents a pretax gain recognized in connection with the sale of a facility in Cambridge, Massachusetts on June 30, 2005.

(10)
Represents a pretax gain recognized in connection with the sale of a facility in Tampa, Florida on January 2, 2009.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations. (Dollars in thousands)

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

Overview

        Mac-Gray was founded in 1927 and re-incorporated in Delaware in 1997. We derive our revenue principally as a laundry facilities management contractor for the multi-unit housing industry. We also derive revenue through the sales of commercial laundry equipment primarily to public retail laundromats, as well as to the multi-unit housing industry. In addition, we sell commercial laundry equipment directly to institutional purchasers, including hospitals and hotels, for use in their own on-premise laundry facilities. Our core business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base and predictable capital needs. For the years ended December 31, 2008 and 2009, our total revenue was $327,229 and $325,924, respectively. Approximately 94% and 95% of our total revenue for these periods, respectively, was generated by our laundry facilities management business. We generate laundry facilities management revenue primarily through long-term leases with property owners or property management companies granting us the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties, in exchange for a negotiated portion of the revenue we collect. As of December 31, 2009, approximately 90% of our installed machine base was located in laundry facilities subject to long-term leases, with a weighted average remaining term of approximately five years. Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card- and coin-operated systems, incentive payments to property owners or property management companies and/or expenses to refurbish laundry facilities. Our capital expenditures consist of a large number of relatively small amounts associated with our entry into or renewal of leases. Accordingly, our capital needs are predictable and largely within our control. For the years ended December 31, 2008 and 2009, we incurred approximately $24,300 and $21,300 of capital expenditures, respectively. In addition, we make incentive payments to property owners and property management companies to secure our lease arrangements. We paid $4,465 and $1,807 in incentive payments in the years ended December 31, 2008 and 2009, respectively.

        In addition, through our Commercial Laundry Equipment Sales business, we generate revenue by selling commercial laundry equipment For the years ended December 31, 2008 and 2009, our Commercial Laundry Equipment Sales business accounted for approximately 6% and 5% of our total revenue, respectively, and less than 1% of our gross margin, for both 2008 and 2009.

        Our financial objective is to maintain and enhance profitability by retaining existing customers, adding customers in areas in which we currently operate, selectively expanding our geographic footprint and density through acquisitions, and controlling costs. One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. We experience competition from other industry participants, including national, regional and local laundry facilities management operators and from property owners and property management companies who self-operate their laundry facilities. We devote substantial resources to our marketing and sales efforts and we focus on continued innovation in order to distinguish us from competitors. Approximately 8% to 10% of our laundry room leases are up for renewal each year. Over the past five calendar years, we have been able to retain, on average, approximately 97% of our total installed equipment base each year. Our gross additions to our equipment base for each of the years ended December 31, 2008 and 2009 through internally generated growth equaled 3% and 2%, respectively. Our additions, net of lost business, were 0% for the year ended December 31, 2008 and -1% for the year ended December 31, 2009. The machine base not retained is primarily attributable to contracts the Company has chosen not to renew due to unacceptable profit margins, (including some acquired contracts that did not meet our performance criteria,) and to a lesser degree, to property owners who chose to self-operate.

        On January 4, 2010, the Company entered into an interest rate swap agreement to manage the interest rate risk associated with its debt. The swap agreement effectively converts a portion of our fixed rate senior notes to a variable rate. Under this agreement, we receive the fixed rate on our senior notes (7.625%) and pay a variable rate of LIBOR plus the applicable margin charged by the banks.

        On February 5, 2010, the Company sold its MicroFridge® (Intirion Corporation) business to Danby Products. The transaction is valued at approximately $11,500. Danby Products paid Mac-Gray $8,500 in cash, and assumed existing liabilities and financial obligations for MicroFridge totaling approximately $3,000. The discontinued operations are related solely to the sale of MicroFridge® (Intirion Corporation). Concurrent with this transaction, the Company paid $8,000 on its Secured Term Loan.

        On February 5, 2010, the Company's Board of Directors approved the initiation of a quarterly dividend policy for its common stock. The Company declared a dividend of $0.05 per share payable on April 1, 2010 to shareholders of record of the Company's common stock as of the close of business on March 1, 2010.

Results of Continuing Operations (Dollars in thousands, except per share data)

        On February 5, 2010, the Company sold its MicroFridge ® (Intirion Corporation) business to Danby Products. The following discussion excludes the financial results from our discontinued operations unless otherwise noted. The information presented below for the years ended December 31, 2008 and 2009 is derived from Mac-Gray's consolidated financial statements and related notes included in this report.

Revenue from continuing operations

			2009 to 2008
	2008	2009	Increase (Decrease)	% Change
Laundry facilities management revenue	$306,089	$309,028	$2,939	1%
Commercial laundry equipment sales revenue	21,140	16,896	(4,244)	(20)%

Total revenue from continuing operations	$327,229	$325,924	$(1,305)	0%

Fiscal year ended December 31, 2009 compared to fiscal year ended December 31, 2008

        Total revenue decreased by $1,305 or less than 1%, to $325,924 for the year ended December 31, 2009 compared to $327,229 for the year ended December 31, 2008.

        Laundry facilities management revenue.    Laundry facilities management revenue increased by $2,939, or 1%, to $309,028 for the year ended December 31, 2009 compared to $306,089 for the year ended December 31, 2008. The increase in revenue is the net of an increase of $10,682 attributable to the laundry facilities management businesses acquired in 2008, offset by a decline of $7,743 resulting from reduced usage of the Company's equipment in apartment building laundry rooms as a result of increased apartment vacancy rates in some markets. To a lesser extent, the decrease in revenue is attributable to the termination of contracts we have chosen not to renew, partially offset by the Company's vend increase program. We expect vacancy rates to continue to have a negative impact on our facilities management business in 2010. We track the change in revenue month over month and quarter over quarter in our markets to better understand the revenue trend for our multi-family housing customers. This analysis is used to enable us to respond to changing trends in different geographic markets and to enable us to better allocate capital spending.

        Commercial laundry equipment sales revenue.    Revenue in the commercial laundry equipment sales business decreased $4,244, or 20%, to $16,896 for the year ended December 31, 2009 compared to $21,140 for the year ended December 31, 2008. One single transaction accounted for $1,718, or 8% of the revenue in 2008. Sales in the commercial laundry equipment sales business are sensitive to the strength of the local economy, consumer confidence, local permitting and the availability and cost of financing to small businesses, and therefore, tend to fluctuate from period to period. We anticipate that tight credit markets will continue to make obtaining financing a challenge for some potential customers.

Cost of revenue

        Cost of laundry facilities management revenue.    Cost of laundry facilities management revenue includes rent paid to customers as well as costs associated with installing and servicing machines, costs of collecting, counting, and depositing facilities management revenue and the costs of delivering and servicing rented facilities management equipment. Cost of laundry facilities management revenue increased $1,681, or 1%, to $208,914 for the year ended December 31, 2009, as compared to $207,233 for the year ended December 31, 2008. The increase is due primarily to the $803 increased rent associated with the increase in facility management revenue resulting from the facilities management business we acquired from Automatic Laundry Company, Ltd. ("ALC") on April 1, 2008 as well as increased employee health insurance costs of $1,590. These increases were offset by cost control measures implemented by the Company. As a percentage of facilities management revenue, cost of facilities management revenue was 68% for each of the years ended December 31, 2009 and 2008. Facilities management rent as a percentage of facilities management revenue was 48% and 49% for the years ended December 31, 2009 and 2008, respectively. Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the related lease.

        Depreciation and amortization related to operations.    Depreciation and amortization related to operations increased by $1,105, or 2%, to $48,266 for the year ended December 31, 2009 as compared to $47,161 for the year ended December 31, 2008. The increase in depreciation and amortization for the year ended December 31, 2009 as compared to the same period in 2008 is primarily attributable to having a full year of depreciation and amortization in 2009 associated with the contract rights and equipment we acquired as part of our acquisition of a facilities management business on April 1, 2008 compared to only nine months of such depreciation and amortization in the comparable period in 2008. Laundry facilities management equipment and contract rights are depreciated and amortized using the straight-line method. In addition, due to management's decision not to recondition and redeploy equipment that is in need of significant repairs and is not as energy efficient as newer equipment, we disposed of certain laundry equipment in 2009 and 2008 that had a remaining net book value of $662 and $642, respectively. These costs are included in depreciation expense.

        Cost of commercial laundry equipment sales.    Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment and parts and supplies sold, as well as salaries, warehousing and distribution expenses. Cost of commercial laundry equipment sales decreased by $3,635, or 21%, to $13,652 for the year ended December 31, 2009 as compared to $17,287 for the year ended December 31, 2008. As a percentage of sales, cost of product sold was 81% for the year ended December 31, 2009 compared to 82% in 2008. The gross margin in the commercial laundry equipment sales business unit increased to 19% for the year ended December 31, 2009 as compared to 18% for the same period in 2008. The change in gross margin from period to period is primarily a function of the mix of products sold.

Operating expenses

        General, administration, sales, marketing and depreciation and amortization expense. General, administration, sales, marketing and depreciation and amortization expense decreased by $286, or 1%, to $34,639 for the year ended December 31, 2009 as compared to $34,925 for the year ended December 31, 2008. Such decrease for the year ended December 31, 2009 includes incremental costs of our proxy contest of $971. Excluding these costs, the decrease would have been $1,257. As a percentage of total revenue, general, administration, sales, marketing, depreciation and amortization expense decreased to 10% for the year ended December 31, 2009 compared to 11% for the year ended December 31, 2008. The decrease in expenses for the year ended December 31, 2009 as compared to December 31, 2008 is primarily attributable to reduced personnel costs and a reduction in professional fees.

        Loss on early extinguishment of debt.    Effective April 1, 2008 and in conjunction with our acquisition of ALC, we amended our bank credit facilities. As a result of this amendment, a portion of the unamortized financing costs amounting to $207, which had been incurred as part of the prior credit facility, was expensed in 2008.

        Gain on sale of assets.    The gain on sale of assets is primarily attributable to the gain on the sale of our facility in Tampa, Florida in 2009. It has been our objective to sell all operating facilities and property, thus increasing our flexibility relating to facility costs and locations. The sale of the Tampa facility completes the disposal of Company owned properties. Gain on sale of assets also includes the gain from the sale of vehicles and other non-inventory assets in the ordinary course of business.

Income from continuing operations.

        Income from continuing operations increased by $616, or 3%, to $21,101 for the year ended December 31, 2009 as compared to $20,485 for the year ended December 31, 2008. Excluding loss on early extinguishment of debt and the gain on sale of real estate, income from continuing operations, as adjusted, would have been $20,692 for the year ended December 31, 2008, compared to $20,698 for the year ended 2009. We have supplemented the consolidated financial statements presented according to generally accepted accounting principles (GAAP), using a non-GAAP financial measure of adjusted income from continuing operations. Non-GAAP financial measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The Company's non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with the Company's consolidated financial statements prepared in accordance with GAAP. Management believes presentation of this measure is useful to investors to enhance an overall understanding of our historical financial performance and future prospects. Adjusted income from continuing operations, which is adjusted to exclude certain gains and losses from the comparable GAAP income from operations, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for income from operations or other measures prepared in accordance with GAAP.

        A reconciliation of income from continuing operations in accordance with GAAP to income from operations, as adjusted, is provided below:

	Years ended December 31,
	2008	2009
Income from continuing operations	$20,485	$21,101
Loss on early extinguishment of debt(1)	207	—
Gain on sale of real estate(2)	—	(403)

Income from continuing operations, as adjusted	$20,692	$20,698

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

(2)
Represents a pretax gain recognized in connection with the sale of a facility in Tamp, Florida on January 2, 2009

Interest expense, net

        Interest expense, net of interest income, decreased by $1,096, or 5%, to $19,937 for the year ended December 31, 2009 as compared to $21,033 for the year ended December 31, 2008. The decrease is due to lower outstanding debt balances resulting from our concerted effort to reduce interest-bearing debt. Included in interest expense for the year ended December 31, 2008 is nine months interest on our debt resulting from the April, 2008 ALC acquisition. Included in the year ended December 31, 2009 is twelve months interest on our debt resulting from the ALC acquisition. Our average effective interest rates are not significantly affected by fluctuations in the market as a significant amount of our debt have fixed rates through our derivative instruments. Our average borrowing rate was 5.9% for the year ended December 31, 2009 as compared to 6.7% for the year ended December 31, 2008.

Gain or loss related to derivative instruments

        We are party to interest rate swap agreements which we entered into to hedge the interest rates on our debt. Certain of these swap agreements do not qualify as cash flow hedges. In accordance with the guidelines for accounting for derivatives, a non-cash gain of $893 and a non-cash loss of $1,804 have been charged to the income statement for the years ended December 31, 2009 and 2008, respectively.

Provision for income taxes

        The provision for income taxes increased by $2,036, to an expense of $1,278 for the year ended December 31, 2009 compared to a benefit of $758 for the year ended December 31, 2008. The increase is primarily the result of positive income before the provision for income taxes in 2009 compared to a loss before the provision for income taxes in 2008. The effective tax rate for 2009 is 55.1%. The effective tax rate is comprised of the federal statutory rate of 34%, the state rate net of federal taxes of 11.7%, permanent book/ tax differences of 6.4% and changes to deferred rates and valuation reserves of 3.0%. The effective tax rate of 39.4% in 2008 was favorably impacted by an amendment to Massachusetts tax laws which reduced the Company's provision for income taxes by $198 and the release of reserves for uncertain tax positions of $204 in conjunction with the completion of the Internal Revenue Service tax audits through 2005.

Income from continuing operations, net

        As a result of the foregoing, income from continuing operations, net, increased by $2,207 to $1,041 for the year ended December 31, 2009 as compared to a loss of $1,166 for the year ended December 31, 2008. Income from continuing operations, net, as adjusted for the items in the table below, increased by $842 to $895 for the year ended December 31, 2009 as compared to $53 for the year ended December 31, 2008.

        A reconciliation of income from continuing operations, net, as reported to income from continuing operations, net, as adjusted is provided below:

	Years Ended December 31,
	2008	2009
Income (loss) from continuing operations, net, as reported	$(1,166)	$1,041
Income from discontinued operations, net	1,707	1,074

Net income, as reported	$541	$2,115

Income (loss) from continuing operations before provision for income taxes, as reported	$(1,924)	$2,319
Loss (gain) related to derivative instruments(1)	1,804	(893)
Loss on early extinguishment of debt(2)	207	—
Gain on sale of real estate(3)	—	(403)
Incremental costs of 2009 proxy contest	—	971

Income from continuing operations before provision for income taxes, as adjusted	87	1,994
Provision for income taxes, as adjusted	34	1,099

Income (loss) from continuing operations, net, as adjusted	$53	$895

Diluted earnings per share from continuing operations, net, as adjusted	$0.00	$0.06

(1)
Represents the unrealized loss on interest rate protection contracts, which do not qualify for hedge accounting treatment. The (gain) loss related to derivative instruments is the consequence of interest rate swaps which had previously qualified for hedge accounting no longer qualifying for such treatment as a result of a separate and distinct refinancing of our credit facility in 2005. Management does not expect its other interest rate swaps to fail to qualify for hedge accounting treatment in future periods because the Company does not currently expect further refinancings of the facility prior to its maturity in 2013. For interest rate swaps that do qualify as hedged instruments, changes in mark to market will continue to be recorded in Other Comprehensive Income and not in the income statement. Including the fluctuation in the fair value of the derivative instruments in the reconciliation of net income as reported to net income as adjusted allows for a more consistent comparison of the operating results of the Company.

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

(3)
Represents the sale of a facility in Tampa, Florida on January 2, 2009.

        To supplement the Company's consolidated financial statements presented on a generally accepted accounting principles (GAAP) basis, management has used a non-GAAP measure of net income. Management believes presentation of this measure is appropriate to enhance an overall understanding of our historical financial performance and future prospects. Adjusted income from continuing operations, net, which is adjusted to exclude certain gains and losses from the comparable GAAP income from continuing operations, net is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. These non-GAAP results are among the primary indicators management uses as a basis for evaluating the Company's financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful to investors, potential investors and others.

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

Income from Discontinued Operations, net

        Income from discontinued operations decreased by $633, or 37%, to $1,074 for the year ended December 31, 2009 as compared to $1,707 for the year ended December 31, 2008. Revenue from the discontinued operation decreased by $6,066 to $30,298 for the year ended December 31, 2009 as compared to $36,364 for the year ended December 31, 2008.

Fiscal year ended December 31, 2008 compared to fiscal year ended December 31, 2007

        The information presented below for the years ended December 31, 2007 and 2008 is derived from Mac-Gray's consolidated financial statements and related notes included in this report.

Revenue from continuing operations

			2008 to 2007
	2007	2008	Increase (Decrease)	% Change
Laundry facilities management revenue	$242,803	$306,089	$63,286	26%
Commercial laundry equipment sales revenue	19,681	21,140	1,459	7%

Total revenue from continuing operations	$262,484	$327,229	$64,745	25%

        Total revenue increased by $64,745, or 25%, to $327,229 for the year ended December 31, 2008 compared to $262,484 for the year ended December 31, 2007.

        Laundry facilities management revenue.    Laundry facilities management revenue increased $63,286, or 26%, to $306,089 for the year ended December 31, 2008 compared to $262,484 for the year ended December 31, 2007. This increase is attributable to the revenue associated with the laundry facilities management businesses acquired on August 8, 2007 and April 1, 2008, which accounted for $14,407 and $46,904, respectively, of the total increase. Higher apartment vacancy rates, and consequently reduced usage of our equipment in some of our markets, eclipsed some of the growth in other of our markets. Management tracks apartment vacancy rates with independent geographical market data which generally corresponds with changes in equipment usage and related revenue.

        Commercial laundry equipment sales revenue.    Revenue in the commercial laundry equipment sales business unit increased $1,459, or 7%, to $21,140 for the year ended December 31, 2008 compared to $19,681 for the year ended December 31, 2007. One single transaction accounted for $1,718, or 8% of the revenue in 2008. Sales in the commercial laundry equipment sales business unit are sensitive to the strength of the local economy, consumer confidence, local permitting and the availability and cost of financing to small businesses, and therefore, tend to fluctuate from period to period. We anticipate that tight credit markets will continue to make obtaining financing a challenge for some potential customers.

Cost of revenue

        Cost of laundry facilities management revenue.    Cost of laundry facilities management revenue includes rent paid to customers as well as costs associated with installing and servicing machines, costs of collecting, counting, and depositing facilities management revenue and the costs of delivering and servicing rented facilities management equipment. Cost of laundry facilities management revenue increased by $44,394, or 27%, to $207,233 for the year ended December 31, 2008, as compared to $162,839 for the year ended December 31, 2007. This increase is attributable primarily to the $30,704 increase in the cost of facilities management rent associated with the increase in facilities management revenue. The balance of the cost increase is primarily attributable to the cost of servicing the acquired portfolio. Cost of laundry facilities management revenue as a percentage of laundry facilities management revenue was 68% for the years ended December 31, 2008 compared to 67% and December 31, 2007. The change in facilities management rent as a percentage of facilities management revenue was caused primarily by the acquired portfolio. It can also be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and room betterments are amortized over the life of the laundry lease.

        Depreciation and amortization related to operations.    Depreciation and amortization related to operations increased by $9,997, or 27%, to $47,161 for the year ended December 31, 2008 as compared to $37,164 for the year ended December 31, 2007. Laundry facilities management equipment and contract rights are depreciated and amortized using the straight-line method. The increased depreciation and amortization expense is attributable to the amortization of contracts acquired in 2007 and 2008, new equipment placed in laundry facilities at new locations, and replacement of older equipment with new equipment as contracts were renegotiated. In addition, due to management's decision not to recondition and redeploy equipment that is in need of significant repairs and is not as energy efficient as newer equipment, we disposed of certain laundry equipment in 2008 and 2007 that had a remaining net book value of $642 and $542, respectively. These costs are included in depreciation expense.

        Cost of commercial laundry equipment sales.    Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment, and parts and supplies sold, as well as salaries and related warehousing expenses as part of the commercial laundry equipment sales segment. Cost of commercial laundry equipment sales increased by $2,585, or 18%, to $17,287 for the year ended December 31, 2008 as compared to $14,702 for the year ended December 31, 2007. As a percentage of sales, cost of product sold was 82% for the year ended December 31, 2008 compared to 75% in 2007. The gross margin in the commercial laundry equipment sales business unit decreased to 18% for the year ended December 31, 2008 as compared to 25% for the same period in 2007. The decrease in margin is primarily the result of competitive pricing pressures. We expect competitive pressures to continue to affect gross margins. Also contributing to changes in gross margin were costs incurred to enter into three new markets for which there was little revenue in 2008.

Operating expenses

        General, administration, sales, marketing and depreciation and amortization expense.    General, administration, sales, marketing and depreciation and amortization expense increased by $3,956, or 13%, to $34,925 for the year ended December 31, 2008 as compared to $30,969 for the year ended December 31, 2007. As a percentage of total revenue, general, administration, sales, marketing, depreciation and amortization expense decreased to 11% for the year ended December 31, 2008 compared to 12% for the year ended December 31, 2007. The increased expense for the year ended December 31, 2008 as compared to 2007 is primarily attributable to additional costs related to our acquisition of ALC. The synergies realized in the acquisition contributed to the reduction of costs as a percentage of revenue.

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

Income from continuing operations.

        Income from continuing operations increased by $3,373, or 10%, to $20,485 for the year ended December 31, 2008 as compared to $17,112 for the year ended December 31, 2007. Excluding loss on early extinguishment of debt, income from continuing operations, as adjusted, would have been $20,692 for the year ended December 31, 2008, compared to $17,112 for the year ended 2007, or an increase of 21%. This increase is primarily due to our acquisition of ALC as well as the other reasons discussed above. We have supplemented the consolidated financial statements presented according to generally accepted accounting principles (GAAP), using a non-GAAP financial measure of adjusted income from continuing operations. Non-GAAP financial measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The Company's non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with the Company's consolidated financial statements prepared in accordance with GAAP. Management believes presentation of this measure is useful to investors to enhance an overall understanding of our historical financial performance and future prospects. Adjusted income from continuing operations, which is adjusted to exclude certain gains and losses from the comparable GAAP income from continuing operations, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for income from operations or other measures prepared in accordance with GAAP.

        A reconciliation of income from continuing operations in accordance with GAAP to income from continuing operations, as adjusted, is provided below:

	Years ended December 31,
	2007	2008
Income from continuing operations	$17,112	$20,485
Loss on early extinguishment of debt(1)	—	207

Income from continuing operations, as adjusted	$17,112	$20,692

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

Interest expense, net

        Interest expense, net of interest income, increased by $7,080, or 51%, to $21,033 for the year ended December 31, 2008 as compared to $13,953 for the year ended December 31, 2007. The increase is attributable to an increase in the average borrowing in 2008 compared to 2007 resulting from our acquisition of ALC. The increase in borrowing was offset, in part, by lower average interest rates. The average borrowing rate was 6.7% for the year ended December 31, 2008 as compared to 7.1% for the year ended December 31, 2007.

Gain or loss related to derivative instruments

        We are party to interest rate swap agreements which we entered into to protect the interest rates on our debt. Certain of these swap agreements do not qualify as cash flow hedges. In accordance with the guidelines for accounting for derivatives, a non-cash expense of $1,804 and a $1,737 has been charged to the income statement for the years ended December 31, 2008 and 2007, respectively.

Provision for income taxes

        The provision for income taxes decreased by $1,465 to a benefit of $758 for the year ended December 31, 2008 compared to an expense of $707 for the year ended December 31, 2007. The change is the result of a decrease in income before taxes, a reduction in the reserve for uncertain tax positions and the impact of an amendment to Massachusetts tax laws which decreased payment on timing items that became taxable after January 1, 2009. The Company reduced its reserve for uncertain tax positions by $204 in conjunction with the completion of the Internal Revenue Service tax audits through 2005. The Company recorded a benefit for income taxes of $198 in conjunction with the amendment to Massachusetts tax laws. The decrease was partially offset by increases in state income taxes and an increase in the state net operating loss valuation allowance. The increase in the effective tax rate for the year ended December 31, 2008 compared to the same period in 2007 is due primarily to an increase in the non-deductible expenses as a percent of total taxable income

Income from continuing operations, net

        As a result of the foregoing, income from continuing operations, net, decreased by $2,413 to a loss of $1,166 for the year ended December 31, 2008 as compared to income of $1,247 for the year ended December 31, 2007. Income from continuing operations, net, as adjusted for the items in the table below, decreased $2,303 to $53 for the year ended December 31, 2008 as compared to income of $2,356 for the year ended December 31, 2007.

        A reconciliation of income from continuing operations, net, as reported to income from continuing operations, net, as adjusted is provided below:

	Years Ended December 31,
	2007	2008
Income (loss) from continuing operations, net, as reported	$1,247	$(1,166)
Income from discontinued operations, net	1,272	1,707

Net income	$2,519	$541

Income (loss) from continuing operations before provision for income taxes, as reported	$1,954	$(1,924)
Loss related to derivative instruments(1)	1,737	1,804
Loss on early extinguishment of debt(2)	—	207

Income from continuing operations before provision for income taxes, as adjusted	3,691	87
Provision for income taxes, as adjusted	1,335	34

Income from continuing operations, net, as adjusted	$2,356	$53

Diluted earnings per share from continuing operations, net, as adjusted	$0.15	$0.00

(1)
Represents the unrealized loss on interest rate protection contracts, which do not qualify for hedge accounting treatment. The (gain) loss related to derivative instruments is the consequence of interest rate swaps which had previously qualified for hedge accounting no longer qualifying for such treatment as a result of a separate and distinct refinancing of our credit facility in 2005. Management does not expect its other interest rate swaps to fail to qualify for hedge accounting treatment in future periods because the Company does not currently expect further refinancings of the facility prior to its maturity in 2013. For interest rate swaps that do qualify as hedged instruments, changes in mark to market will continue to be recorded in Other Comprehensive Income and not in the income statement. Including the fluctuation in the fair value of the derivative instruments in the reconciliation of net income as reported to net income as adjusted allows for a more consistent comparison of the operating results of the Company.

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

Income from Discontinued Operations, net

        Income from discontinued operations increased by $435, or 23%, to $1,707 for the year ended December 31, 2008 as compared to $1,272 for the year ended December 31, 2007. Revenue from the discontinued operation increased by $2,946 to $36,364 for the year ended December 31, 2008 as compared to $33,418 for the year ended December 31, 2007.

Liquidity and Capital Resources (Dollars in thousands)

        We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings under our revolving loan facility described below. Included in the capital requirements that we expect to be able to fund during 2010 are laundry equipment, laundry room betterments, and contract incentives incurred in connection with new customer leases and the renewal of existing leases.

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

        From time to time, we consider potential acquisitions. We believe that any future acquisitions of significant size would likely require us to obtain additional debt or equity financing. In the past, we have been able to obtain such financing for other material transactions on terms that we believed to be reasonable. However, the availability of such funds depends in large measure on credit and capital markets and other factors outside our control. It is possible that we may not be able to obtain acquisition financing on reasonable terms, or at all, in the future.

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

Operating Activities

        For the years ended December 31, 2007, 2008 and 2009, cash flows provided by operating activities from continuing operations were $43,202, $55,735, and $60,720, respectively. Cash flows from operations consist primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and selling, general and administration expenses. The increase for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is primarily attributable to ordinary changes in working capital. In 2009, the most significant increases in cash flows provided by operating activities were depreciation and amortization expense, an increase in deferred taxes, accounts payable, accrued facilities management rent, accrued expenses and other liabilities, and a decrease in accounts receivable. The increase in depreciation and amortization expense and related deferred income taxes is primarily attributable to the contract rights and equipment acquired in 2008. The most significant decreases in cash flows provided by operating activities was caused by an increase in prepaid facilities management rent and other assets attributable to our ALC acquisition.

Investing Activities

        For the years ended December 31, 2007, 2008 and 2009, cash flows used in investing activities from continuing operations were $72,944, $130,111, and $20,074, respectively. Included in the cash flows used in investing activities are payments for acquisitions of $46,626 and $106,213 in 2007 and 2008, respectively. Other capital expenditures for the years ended December 31, 2007, 2008, and 2009 totaled $26,711, $24,313, and $21,341, respectively.

Financing Activities

        For the years ended December 31, 2007, 2008 and 2009, cash flows provided by (used in) financing activities from continuing operations were $31,073, $79,887 and ($37,883), respectively. Cash flows provided by financing activities consist primarily of borrowings to fund acquisitions. Cash flows used in financing activities consist primarily of repayments of bank borrowings.

        The Company has a senior secured credit agreement (the "Secured Credit Agreement") pursuant to which the Company may borrow up to $163,000 in the aggregate, including $33,000 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver. The Term Loan requires quarterly principal payments of $1,000 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $21,000 due on April 1, 2013. Concurrent with the sale of MicroFridge® (Intirion Corporation) the Company paid $8,000 towards its Secured Term Loan. The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the "Swingline Loans") and any Swingline Loans will reduce the borrowings available under the Revolver. Subject to certain terms and conditions, the Secured Credit Agreement gives the company the option to establish additional term and/or revolving credit facilities there under, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

        Borrowings outstanding under the Secured Credit Agreement bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 2.00% to 2.50% per annum (currently 2.25%), determined by reference to our senior secured leverage ratio, and (ii) in the case of base rate loans and Swingline Loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by Bank of America, N.A. as its "prime rate," in each case, plus an applicable percentage, ranging from 1.00% to 1.50% per annum (currently 1.25%), determined by reference to the Company's senior secured leverage ratio.

        The obligations under the Secured Credit Agreement are guaranteed by the Company's subsidiaries and secured by (i) a pledge of 100% of the ownership interests in the subsidiaries, and (ii) a first-priority security interest in substantially all our tangible and intangible assets.

        Under the Secured Credit Agreement, the Company is subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at December 31, 2009.

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

        In the event of an event of default, the Administrative Agent may, and at the request of the requisite number of lenders under the Secured Credit Agreement must, terminate the lenders' commitments to make loans under the Secured Credit Agreement and declare all obligations under the Secured Credit Agreement immediately due and payable. For certain events of default related to bankruptcy, insolvency and receivership, the commitments of the lenders will be automatically terminated and all outstanding obligations of the Company under the Secured Credit Agreement will become immediately due and payable.

        The Company pays a commitment fee equal to a percentage of the actual daily-unused portion of the Secured Revolver under the Secured Credit Agreement. This percentage, currently 0.375% per annum, is determined quarterly by reference to the senior secured leverage ratio and will range between 0.300% per annum and 0.500% per annum.

        As of December 31, 2009, there was $77,592 outstanding under the Revolver, $33,000 outstanding under the Term Loan and $1,380 in outstanding letters of credit. The available balance under the Revolver was $51,028 at December 31, 2009. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at December 31, 2008 and 2009 were 5.28% and 4.37%, respectively, including the applicable spread paid to the banks.

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

        The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at December 31, 2009.

        The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at December 31, 2009.

        Capital lease obligations on the Company's fleet of vehicles totaled $3,352 and $3,276 at December 31, 2008 and 2009, respectively.

        Required payments under the Company's long-term debt and capital lease obligations are as follows:

Amount
2010	$5,543
2011	4,936
2012	4,535
2013	98,854
2014	—
Thereafter	150,000

$263,868

Contractual Obligations

        A summary of our contractual obligations and commitments related to its outstanding long-term debt and future minimum lease payments related to our vehicle fleet, corporate headquarters and warehouse rent and minimum facilities management rent as of December 31, 2009 is as follows:

Fiscal Year	Long-term debt	Interest on senior notes	Interest on variable rate debt	Facilities rent commitments	Capital lease commitments	Operating lease commitments	Total
2010	$4,000	$11,438	$4,833	$16,939	$1,543	$3,238	$41,991
2011	4,000	11,438	4,658	12,855	936	2,978	$36,865
2012	4,000	11,438	4,483	10,759	535	2,567	$33,782
2013	98,592	11,438	4,308	8,577	262	2,124	$125,301
2014	—	11,438	—	6,850	—	1,868	$20,156
Thereafter	150,000	11,438	—	12,203	—	2,039	$175,680

Total	$260,592	$68,628	$18,282	$68,183	$3,276	$14,814	$433,775

Off Balance Sheet Arrangements

        At the years ended December 31, 2007, 2008 and 2009, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes.

Seasonality

        We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 13%, or $40,500, of our total laundry facilities management revenue in 2009. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, our operating and capital expenditures have historically been higher during the third calendar quarter when we install a large amount of equipment while colleges and universities are generally on summer break.

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

        Cash and cash equivalents.    We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents is an estimate of cash not yet collected at period-end that remains at laundry facilities management locations. At December 31, 2009 and 2008, this totaled $10,524 and $11,295, respectively. We record the estimated cash not yet collected as cash and cash equivalents and facilities management revenue. We also record the estimated related facilities management rent expense. We calculate the estimated cash not yet collected at the end of a period by first identifying only those accounts that have had activity in the last ninety days of the period, since each account is collected at least once every ninety days. We calculate the average collection per day by account for the corresponding period one year prior. The prior year per day collection amount is multiplied by the number of days between the account's most recent collection prior to the end of the current period and the end of the current period. The corresponding period one year prior is used to allow for any seasonality at each account. The average collection per day since inception of the account is used for accounts acquired subsequent to the corresponding period in the prior year.

        We have cash deposited with financial institutions in excess of the $250 insured limit of the Federal Deposit Insurance Corporation.

        Revenue recognition.    We recognize laundry facilities management revenue on the accrual basis. Rental revenue on commercial laundry equipment is recognized ratably over the related contractual period. We recognize revenue from commercial laundry equipment sales upon shipment of the products unless otherwise specified. Shipping and handling fees charged to customers are recognized upon shipment of the products and are included in revenue with related cost included in cost of sales.

        We believe our accounting for laundry facilities management revenue and commercial laundry equipment sales are appropriate for us, properly matching the earnings process with the proper reporting period.

        Allowance for doubtful accounts.    On a regular basis, we review the adequacy of our provision for doubtful accounts for trade accounts receivable based on historical collection results and current economic conditions, using factors based on the aging of our trade accounts receivable. In addition, we estimate specific additional allowances based on indications that a specific customer may be experiencing financial difficulties.

        Inventories.    Inventories are stated at the lower of cost (as determined using the average cost method) or market and primarily consist of finished goods. In accordance with Generally Accepted Accounting Principles, we account for our inventory based upon the lower of cost or market principle.

        Provision for inventory reserves.    On a regular basis, we review the adequacy of our reserve for inventory obsolescence based on historical experience, product knowledge and frequency of shipments.

        Goodwill and intangible assets.    Intangible assets primarily consist of various non-compete agreements, goodwill and contract rights recorded in connection with acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from five to fifteen years. Contract rights are amortized using the straight-line method over fifteen or twenty years. The life assigned to acquired contracts is based on several factors, including: (i) the seller's renewal rate of the contract portfolio for the most recent years prior to the acquisition, (ii) the number of years the average contract has been in the seller's contract portfolio, (iii) the overall level of customer satisfaction within the contract portfolio and (iv) our ability to maintain or exceed the level of customer satisfaction maintained by the seller prior to the acquisition by us. We are accounting for acquired contract rights on a pool-basis based on the fact that, in general, no single contract accounts for more than 2% of the revenue of any acquired portfolio and the fact that few of the contracts are predicted to be terminated, either prior to or at the end of the contract term. Based on our experience, we believe that these costs associated with various acquisitions are properly recognized and amortized over a reasonable length of time.

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

        We also evaluate our trade names annually for impairment using the relief from royalty method. We estimate what it would cost to license the trade names based upon estimated future revenue, an estimated royalty rate, a capitalization rate and a discount rate which is subject to change from year to year. If the discounted present value of future tax effected royalty payments is less than the carrying value, the trade name would be written down to its implied fair value. Our evaluation in 2009 did not result in an impairment. However, a 1% increase in either the discount rate or the capitalization rate used would have resulted in an impairment of $200 for one of our trade names.

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

        Assets acquired in business combinations, which include contract rights, an amortizing intangible asset, and equipment are defined to be the asset group for which the portfolio of contracts was acquired. The contract rights were fair valued and recorded in purchase accounting on an aggregate basis for each market and are being amortized over 15 – 20 years. Triggering events that could indicate the carrying value of the contract rights intangible is not fully recoverable may include the loss of significant customers, adverse changes to volumes and/or profitability in specific markets and changes in the Company's business strategy that result in a significant reduction in cash flows generated in a specific market. Management also performs an annual assessment of the useful lives of the contract rights and accelerates amortization, if necessary. The results of this analysis may also indicate potential impairment triggering events. For contract rights the useful life assessment consists primarily of comparing the percent of revenue declines for acquired contracts in the market where the contract right was acquired to the percent of amortization recorded on the contract rights. A triggering event is deemed to have occurred if the revenues are declining at a rate in excess of the amortization rate. If a triggering event has occurred the recoverability of the carrying amount of the contract rights and fixed assets for that acquired asset group is calculated by comparing the carrying amount of the asset group to the projected future undiscounted cash flows from the operation and disposition of the assets, taking into consideration the remaining useful life of the assets, the length of the contract for that acquisition, as well as any expected renewals. If it is determined that the carrying value of the assets is not recoverable, the Company would write down the long-lived assets by the amount by which the carrying value exceeds fair value.

        For the purposes of recognition and measurement of an impairment loss, a long-lived asset or assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For our long-lived assets acquired in business combinations, the Company has determined the lowest level for which identifiable cash flows are largely independent is at the market level consistent with the approach used in purchase accounting. In particular, the contract rights intangible assets, which comprise thousands of individual contracts, are valued and recorded on an aggregate market basis at the time of acquisition, depreciated in the aggregate, and the recovery of these intangible assets is achieved through the collective cash flows of the market. The Company believes this approach will ensure any significant impairment that occurs is recognized in the appropriate period and that it is not practical to allocate individual contract intangible assets to each of the thousands of locations.

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

        Financial instruments.    We account for derivative instruments on our balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the intended use of the derivative. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We have designated some of our interest rate swap agreements as cash flow hedges. Accordingly, the change in fair value of the agreements is recognized in other comprehensive income and the ineffective portion of the change is recognized in earnings immediately.

        Fair value of financial instruments.    For purposes of financial reporting, we have determined that the fair value of financial instruments approximates book value at December 31, 2009 and 2008, based upon terms currently available to us in financial markets. The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.

New Accounting Pronouncements

        On January 1, 2008, we adopted new accounting guidance on fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Refer to Note 6 for additional information regarding our fair value measurements for financial assets and liabilities.

        On January 1, 2009, we adopted new accounting guidance effective for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis.

        On January 1, 2009, we adopted new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity's financial position, results of operations and cash flows. Refer to Note 6 for additional information regarding our risk management activities, including derivative instruments and hedging activities.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of risks, including changes in interest rates on borrowings. In the normal course of business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest Rates—

        The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term variable rate debt approximates book value at December 31, 2009.

	December 31, 2009
	Expected Maturity Date (In Thousands)
	2010	2011	2012	2013	2014	Thereafter	Total
Long-Term Debt:
Variable rate	$4,000	$4,000	$4,000	$98,592	$—	$—	$110,592
Average interest rate	4.37%	4.37%	4.37%	4.37%	4.37%		4.37%

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

        We have entered into standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "Swap Agreements") to manage the interest rate risk associated with its debt. The Swap Agreements effectively convert a portion of our variable rate debt to a long-term fixed rate. Under these agreements, we receive a variable rate of LIBOR plus the applicable margin charged by the banks and pay a fixed rate. The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivatives are considered a Level 2 item.

        Certain of our Swap Agreements qualify as cash flow hedges while others do not. The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a gain of $893 for the year ended December 31, 2009 and a loss of $1,804 for the year ended December 31, 2008.

        The table below outlines the details of each remaining Swap Agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount December 31, 2009	Expiration Date	Fixed Rate
May 8, 2008	$45,000	Amortizing	$40,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$33,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%

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

        The fair value of the Swap Agreements is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2008 and 2009, the fair value of the Swap Agreements was a liability of $7,775 and $5,141 respectively. These amounts have been included in other liabilities on the consolidated balance sheets.

        On January 4, 2010, the Company entered into an interest rate swap agreement to manage the interest rate risk associated with its debt. The swap agreement effectively converts a portion of our fixed rate senior notes to a variable rate. Under this agreement, we receive the fixed rate on our senior notes (7.625%) and pay a variable rate of LIBOR plus the applicable margin charged by the banks.

        As of December 31, 2009, there was $77,592 outstanding under the 2008 Secured Revolver, $33,000 outstanding under the 2008 Secured Term Loan and $1,380 in outstanding letters of credit. The available balance under the 2008 Secured Revolver was $51,028 at December 31, 2009. The average interest rate on the borrowings outstanding under the 2008 Secured Credit Facility at December 31, 2008 and December 31, 2009 were 5.28% and 4.37%, respectively, including the applicable spread paid to the banks.

        On April 1, 2008, the Company issued a $10,000 unsecured note to the seller in the ALC acquisition. This note bore interest at 9% and was to mature on April 1, 2010. The Company paid this note in full on June 16, 2009.

Item 8.    Financial Statements and Supplementary Data.

        Financial statements and supplementary data are contained in pages F-1 through F-35 hereto.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

(a)   Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2009 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15(d)-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        As of the end of the Company's 2009 fiscal year, management conducted assessments of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on these assessments, management has determined that the Company's internal control over financial reporting as of December 31, 2009 was effective. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

        The Company's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of the firm's internal control over financial reporting as of December 31, 2009.

        NYSE Annual CEO Certification.    On June 8, 2009, Stewart Gray MacDonald, Jr., Chief Executive Officer of the Company, submitted to the New York Stock Exchange (the "NYSE") the Annual CEO Certification required by Section 303A of the Corporate Governance Rules of the NYSE certifying that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

(c)   Changes in Internal Control over Financial Reporting

        There were no material changes to management's internal control over financial reporting during the year ended December 31, 2009.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        We will furnish to the SEC a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended December 31, 2009. Certain information required by this Item 10 is incorporated herein by reference to the Proxy Statement.

Item 11.    Executive Compensation.

        The information required by this Item 11 is incorporated herein by reference to the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item 12 is incorporated herein by reference to the Proxy Statement.

Stock Option Plan Information and Employee Stock Purchase Plan Information

        The following tables provide information as of December 31, 2009 regarding shares of our common stock that may be issued under our equity compensation plans consisting of the 1997 Stock Option and Incentive Plan (the "1997 Plan"), the 2001 Employee Stock Purchase Plan (the "ESPP"), the 2005 Stock Option and Incentive Plan (the "2005 Plan") and the 2009 Stock Option and Incentive Plan (the "2009 Plan"). There are no equity compensation plans that have not been approved by the shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,318,329	$8.63	816,585	(3)
Equity compensation plans not approved by security holders	—	—	—

Total	2,318,329	$8.63	816,585	(3)

(1)
Represents outstanding options and restricted shares granted but not yet issued under the 1997 Plan and the 2005 Plan. There are no options, warrants or rights outstanding under the ESPP (does not include the purchase rights accruing under the ESPP because the purchase price, and therefore the number of shares to be purchased, is not determinable until the end of the purchase period).

(2)
Includes an aggregate of 104,908 shares underlying restricted stock units granted under the 2005 Plan and the 2009 Plan for which the performance criteria have not yet been established. Accordingly, for accounting purposes, such awards are not considered to be granted under FAS 123R.

(3)
Includes 594,377 shares available for future issuance under the 2009 Plan, and 222,208 shares available for future issuance under the ESPP. No new awards may be granted under the 1997 Plan or the 2005 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is incorporated herein by reference to the Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item 14 is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

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

        Each exhibit marked by a (vv) was previously filed as an exhibit to Mac-Gray's Form 10-K filed on March 16, 2009 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-K.

        Each exhibit marked by a (uu) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on May 5, 2009 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (tt) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on May 21, 2009 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (ss) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on June 10, 2009 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (rr) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on June 18, 2009 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (qq) was previously filed as an exhibit to Mac-Gray's Form 10-Q filed on August 10, 2009 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-Q.

        Each exhibit marked by a (pp) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on January 11, 2010 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (oo) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on February 11, 2010 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        The following is a complete list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

3.01	Amended and Restated Certificate of Incorporation (3.1)+
3.02	Amended and Restated By-laws (3.1)xx
3.03
Amended and Restated Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Mac-Gray Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock (3.1)rr
4.01	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1)#
4.02	Indenture, dated August 16, 2005, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation and Wachovia Bank, National Association (4.1)n
4.03	Shareholder Rights Agreement, dated as of June 8, 2009, Mac-Gray Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (4.1)ss
10.01	Stockholders' Agreement, dated as of June 26, 1997, by and among the Registrant and certain stockholders of the Registrant (10.2)+
10.02	Form of Maytag Distributorship Agreements (10.13)+
10.03	The Registrant's 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits) (10.16)+***
10.04	Form of Noncompetition Agreement between the Registrant and its executive officers (10.15)v***
10.05	Form of Director Indemnification Agreement between the Registrant and each of its Directors (10.16)v***
10.06	April 2001 Amendment to the Mac-Gray Corporation 1997 Stock Option and Incentive Plan (10.17)v***
10.07	Form of executive severance agreement between the Registrant and each of its chief financial officer and chief operating officer (10.18)s***
10.08	Form of executive severance agreement between the Registrant and its chief executive officer (10.19)s***
10.09	Trademark License Agreement dated January 10, 2005 by and between Web Service Company, Inc. ("Licensor") and Mac-Gray Services, Inc. ("Licensee") (10.19)r
10.10	Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.1)p***
10.11	Form of Incentive Stock Option Agreement under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.2)p***
10.12	Form of Non-Qualified Stock Option Agreement for Company Employees under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.3)p***

10.13	Form of Restricted Stock Award Agreement for awards under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.5)p***
10.14	Lease Agreement, dated July 22, 2005, between Mac-Gray Services, Inc. and 404 Wyman LLC (99.1)o
10.15	Form of Mac-Gray Corporation 7 5/8% Senior Notes due 2015 (4.2)n
10.16	Form of Employment Agreement between the Company and certain executive officers (10.1)h***
10.17	Mac-Gray Senior Executive Incentive Plan (10.4)e***
10.18	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.5)e***
10.19	Form of executive severance agreement, dated March 3, 2008, between the Registrant and each of Linda Serafini, Robert Tuttle and Phil Emma (10.1)c***
10.20	Form of first amendment to executive severance agreement, dated March 3, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.42)b***
10.21	Form of first amendment to employment agreement, dated March 3, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.43)b***
10.22
Partnership Interest Purchase Agreement, dated as of April 1, 2008, among Automatic Laundry Company, Ltd., the partners listed on the signature pages thereto, Mac-Gray Newco, LLC, and Mac-Gray Services, Inc. (10.1)a
10.23
Senior Secured Credit Agreement, dated as of April 1, 2008, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sale Lead Arranger and Sole Book Manager (10.3)a
10.24	Form of Revolving Note pursuant to the Senior Secured Credit Agreement in favor of the Secured Revolving Lenders, in an aggregate total amount of up to $130,000,000 (10.4)a
10.25	Form of Swingline Note pursuant to the Senior Secured Credit Agreement in favor of the Swingline Lenders, in an aggregate total amount of up to $10,000,000 (10.5)a
10.26	Form of Term Loan Note pursuant to the Senior Secured Credit Agreement in favor of the Secured Term Lenders, in an aggregate total amount of $40,000,000 (10.6)a
10.27
Guarantee and Collateral Agreement, dated as of April 1, 2008, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation, the Subsidiaries of the Borrowers identified therein, and Bank of America, N.A., as Administrative Agent (10.7)a
10.28	Mac-Gray Corporation Director Stock Ownership Guidelines, effective as of July 1, 2008 (10.1)yy***
10.29	Form of Indemnification Agreement between the Registrant and each of its non-employee directors (10.1)xx***
10.30	Form of second amendment to executive severance agreement, dated December 22, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.59)vv***
10.31	Form of second amendment to employment agreement, dated December 22, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.60)vv***

10.32	Form of first amendment to executive severance agreement, dated December 22, 2008, between the Registrant and each of Linda Serafini, Robert Tuttle and Phil Emma (10.61)vv***
10.33
Amendment No. 1 to Senior Secured Credit Agreement, dated as of May 1, 2009, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (10.1)uu
10.34	Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.1)tt***
10.35	Form of Non-Qualified Stock Option Agreement for Company Employees under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.5)qq***
10.36	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.6)qq***
10.37	Form of Restricted Stock Unit Agreement for cash settled awards under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.7)qq***
10.38	Form of Restricted Stock Unit Agreement for stock settled awards under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.8)qq***
10.39	Form of Restricted Stock Unit Agreement for awards under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.9)qq***
10.40	Mac-Gray Corporation Non-Employee Director Compensation Policy (10.10)qq***
10.41
Amendment No. 2 to Senior Secured Credit Agreement, dated as of January 8, 2010, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (10.1)pp
10.42
Amendment No. 3 to Senior Secured Credit Agreement, dated as of February 5, 2010, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (10.1)oo
10.43	Stock Purchase Agreement, dated as of February 5, 2010, between Mac-Gray Corporation and MF Acquisition Corp. (10.2)oo
10.44	Mac-Gray Corporation Long Term Incentive Plan (filed herewith)***
10.45	Mac-Gray Corporation 2001 Employee Stock Purchase Plan (filed herewith)***
21.1	Subsidiaries of the Registrant (21.1)z
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

***
Management compensatory plan or arrangement

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 15th DAY OF MARCH, 2010.

MAC-GRAY CORPORATION
	By:	/s/ STEWART GRAY MACDONALD, JR. Stewart Gray MacDonald, Jr. Chief Executive Officer (Principal Executive Officer)
Date: March 15, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. BRYAN David W. Bryan	Director	March 15, 2010
/s/ THOMAS E. BULLOCK Thomas E. Bullock	Director	March 15, 2010
/s/ BRUCE C. GINSBERG Bruce C. Ginsberg	Director	March 15, 2010
/s/ CHRISTOPHER T. JENNY Christopher T. Jenny	Director	March 15, 2010
/s/ EDWARD F. MCCAULEY Edward F. McCauley	Director	March 15, 2010
/s/ WILLIAM F. MEAGHER William F. Meagher	Director	March 15, 2010
/s/ ALASTAIR G. ROBERTSON Alastair G. Robertson	Director	March 15, 2010
/s/ MARY ANN TOCIO Mary Ann Tocio	Director	March 15, 2010
/s/ MICHAEL J. SHEA Michael J. Shea	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2010

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mac-Gray Corporation:

        In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mac-Gray Corporation (the "Company") and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Annual Report on Internal Control Over Financial Reporting" appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLC

Boston, Massachusetts
March 16, 2010

MAC-GRAY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2008	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$18,836	$21,599
Trade receivables, net of allowance for doubtful accounts	6,688	5,081
Inventory of finished goods, net	2,265	2,172
Deferred income taxes	610	559
Prepaid facilities management rent and other current assets	14,643	14,286
Current assets from discontinued operations	6,421	6,864

Total current assets	49,463	50,561
Property, plant and equipment, net	141,651	130,541
Goodwill	59,478	59,043
Intangible assets, net	221,759	208,499
Prepaid facilities management rent and other assets	12,868	11,199
Non-current assets from discontinued operations	4,785	4,433

Total assets	$490,004	$464,276

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,471	$5,543
Trade accounts payable	2,541	6,957
Accrued facilities management rent	22,211	21,075
Accrued expenses	15,011	17,749
Deferred revenue and deposits	11	29
Current liabilites from discontinued operations	4,208	3,087

Total current liabilities	49,453	54,440
Long-term debt and capital lease obligations	295,821	258,325
Deferred income taxes	34,597	39,159
Other liabilities	10,794	6,393
Non-current liabilities from discontinued operations	1,375	1,424
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock ($.01 par value, 5 million shares authorized no shares issued or outstanding)	—	—
Common stock ($.01 par value, 30 million shares authorized, 13,443,754 issued and 13,381,387 outstanding at December 31, 2008, and 13,631,706 issued and 13,631,530 outstanding at December 31, 2009)	134	136
Additional paid in capital	74,669	78,032
Accumulated other comprehensive loss	(3,117)	(2,048)
Retained earnings	26,925	28,417

	98,611	104,537
Less common stock in treasury, at cost (62,367 shares at December 31, 2008 and 176 shares at December 31, 2009)	(647)	(2)

Total stockholders' equity	97,964	104,535

Total liabilities and stockholders' equity	$490,004	$464,276

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share data)

	Years Ended December 31,
	2007	2008	2009
Revenue from continuing operations:
Facilities management revenue	$242,803	$306,089	$309,028
Laundry equipment sales	19,681	21,140	16,896

Total revenue	262,484	327,229	325,924

Cost of revenue:
Cost of facilities management revenue	162,839	207,233	208,914
Depreciation and amortization	37,164	47,161	48,266
Cost of laundry equipment sales	14,702	17,287	13,652

Total cost of revenue	214,705	271,681	270,832

Gross margin	47,779	55,548	55,092

Operating expenses:
General and administration	16,381	18,341	17,819
Sales and marketing	13,097	14,970	14,249
Depreciation and amortization	1,491	1,614	1,600
Gain on sale of assets, net	(302)	(69)	(648)
Incremental costs of proxy contest	—	—	971
Loss on early extinguishment of debt	—	207	—

Total operating expenses	30,667	35,063	33,991

Income from continuing operations	17,112	20,485	21,101
Interest expense, net	13,421	20,605	19,675
(Gain) loss related to derivative instruments	1,737	1,804	(893)

Income (loss) before provision for income taxes from continuing operations	1,954	(1,924)	2,319
Provision (benefit) for income taxes	707	(758)	1,278

Income (loss) from continuing operations, net	1,247	(1,166)	1,041
Income from discontinued operations, net	1,272	1,707	1,074

Net income	$2,519	$541	$2,115

Earnings (loss) per share—basic—continuing operations	$0.09	$(0.09)	$0.08

Earnings (loss) per share—diluted—continuing operations	$0.09	$(0.09)	$0.07

Earnings per share—basic—discontinued operations	$0.10	$0.13	$0.08

Earnings per share—diluted—discontinued operations	$0.09	$0.13	$0.08

Earnings per share—basic	$0.19	$0.04	$0.16

Earnings per share—diluted	$0.18	$0.04	$0.15

Weighted average common shares outstanding—basic	13,209	13,346	13,529

Weighted average common shares outstanding—diluted	13,680	13,346	13,940

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common stock						Treasury Stock
				Accumulated Other Comprehensive (Loss) Gain
	Number of shares	Value	Additional Paid in Capital		Comprehensive Income	Retained Earnings	Number of shares	Cost	Total
Balance, December 31, 2006	13,443,754	$134	$70,553	$183		$24,571	366,060	$(3,801)	$91,640
Cumulative change related to the adoption of FIN 48	—	—	—	—		500	—	—	500

	13,443,754	134	70,553	183		25,071	366,060	(3,801)	92,140
Net income	—	—	—	—	$2,519	2,519	—	—	2,519
Other comprehensive income:
Unrealized loss on derivative instruments, net of tax benefit of $124 (Note 6)				(138)	(138)				(138)

Comprehensive income	—	—	—	—	$2,381	—	—	—	—

Options exercised	—	—	—	—		(527)	(128,955)	1,340	813
Stock compensation expense	—	—	1,679	—		—	—	—	1,679
Net tax benefit (shortfall) from share based payment arrangements	—	—	338	—		—	—	—	338
Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(22)	(49,446)	514	492
Stock granted	—	—	16	—		(229)	(20,769)	214	1

Balance, December 31, 2007	13,443,754	134	72,586	45		26,812	166,890	(1,733)	97,844

Net income	—	—	—	—	541	541	—	—	541
Other comprehensive income:
Unrealized loss on derivative instruments, net of tax benefit of $1,989 (Note 6)	—	—	—	(3,162)	(3,162)	—	—	—	(3,162)

Comprehensive income	—	—	—	—	$(2,621)	—	—	—	—

Options exercised	—	—	—	—		(69)	(26,333)	273	204
Stock compensation expense	—	—	2,120	—		—	—	—	2,120
Net tax benefit (shortfall) from share based payment arrangements	—	—	(44)	—		—	—	—	(44)
Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(34)	(36,545)	380	346
Stock granted	—	—	7	—		(325)	(41,645)	433	115

Balance, December 31, 2008	13,443,754	134	74,669	(3,117)		26,925	62,367	(647)	97,964

Net income	—	—	—	—	2,115	2,115	—	—	2,115
Other comprehensive income:
Unrealized loss on derivative instruments, net of tax benefit of $672 (Note 6)				1,069	1,069				1,069

Comprehensive income	—	—	—	—	$3,184	—	—	—	—

Options exercised	102,746	1	683	—		(14)	(9,597)	113	783
Stock compensation expense	—	—	2,213	—		—	—	—	2,213
Purchase of common stock	—	—	—	—		—	9,597	(113)	(113)
Net tax benefit (shortfall) from share based payment arrangements	—	—	(47)	—		—	—	—	(47)
Stock issuance—Employee Stock Purchase Plan	67,372	1	363	—		—	0	0	364
Stock granted	17,658	—	151	—		(609)	(62,191)	645	187

Balance, December 31, 2009	13,631,530	$136	$78,032	$(2,048)		$28,417	176	$(2)	$104,535

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net income	$2,519	$541	$2,115
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	38,655	48,775	49,866
Loss on early extinguishment of debt	—	207	—
(Decrease) increase in allowance for doubtful accounts and lease reserves	(4)	60	(159)
Gain on disposition of assets	(302)	(69)	(648)
Stock grants	1	115	187
Non-cash derivative interest expense (income)	1,737	1,804	(893)
Deferred income taxes	1,147	(1,842)	4,781
Excess tax benefits from share based payment arrangements	(338)	(20)	(136)
Non cash-stock compensation	1,679	2,120	2,213
Decrease (increase) in accounts receivable	(1,345)	222	1,766
Decrease in inventory	10	1,911	93
Increase in prepaid facilities management rent and other assets	(3,819)	(1,235)	(1,329)
Increase in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	4,534	4,842	3,920
Increase in deferred revenues and customer deposits	—	11	18
Net cash flows used in operating activities from discontinued operations	(829)	(717)	(738)

Net cash flows provided by operating activities	43,645	56,725	61,056

Cash flows from investing activities:
Capital expenditures	(26,711)	(24,313)	(21,341)
Payments for acquisitions	(46,626)	(106,213)	—
Proceeds from sale of assets	393	415	1,267
Net cash flows used in investing activities from discontinued operations	(443)	(990)	(336)

Net cash flows used in investing activities	(73,387)	(131,101)	(20,410)

Cash flows from financing activities:
Payments on capital lease obligations	(1,550)	(1,943)	(1,705)
Borrowings on 2005 secured revolving credit facility	63,000	8,000	—
Payments on 2005 secured revolving credit facility	(32,000)	(63,000)	—
Payments on 2008 secured revolving credit facility	—	(33,500)	(118,154)
Borrowings on 2008 secured revolving credit facility	—	134,440	94,806
Borrowings on 2008 secured term credit facility	—	40,000	—
Payments on 2008 secured term credit facility	—	(3,000)	(4,000)
Borrowings on 2008 unsecured revolving credit facility	—	1,781	—
Payments on 2008 unsecured revolving credit facility	—	(1,781)	—
Payments on acquisition note	—	—	(10,000)
Financing costs	(20)	(1,680)	—
Excess tax benefits from share based payment arrangements	338	20	136
Purchase of common stock	—	—	(113)
Proceeds from exercise of stock options	813	204	783
Proceeds from issuance of common stock	492	346	364

Net cash flows provided by financing activities	31,073	79,887	(37,883)

Increase in cash and cash equivalents	1,331	5,511	2,763
Cash and cash equivalents, beginning of period	11,994	13,325	18,836

Cash and cash equivalents, end of period	$13,325	$18,836	$21,599

Supplemental cash flow information:
Interest paid	$13,637	$20,919	$19,967
Income taxes paid	$78	$211	$227

Supplemental disclosure of non-cash investing activities:

        During the years ended December 31, 2007, 2008 and 2009, the Company acquired various vehicles under capital lease agreements totaling $2,003, $1,774 and $1,628 respectively.

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

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Description of the Business and Basis of Presentation

        Description of the Business.    Mac-Gray Corporation ("Mac-Gray" or the "Company") generates the majority of its revenue from card- and coin-operated laundry rooms located in 43 states and the District of Columbia. The Company's principal customer base is the multi-unit housing market, which includes apartments, condominium units, colleges and universities, and military bases. The Company also sells and services commercial laundry equipment to commercial laundromats, multi-unit housing properties and institutions. The majority of the Company's purchases of laundry equipment is from one supplier.

        Basis of Presentation.    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. On February 5, 2010, the Company sold its MicroFridge® (Intirion Corporation) business to Danby Products. Since this business was held for sale as of December 31, 2009 and the operations and cash flows of this business will be eliminated from the ongoing operations of the Company as a result of this disposal transaction and the Company will not have any significant continuing involvement in the operations of this business after this disposal transaction, the Company accounted for this business as a discontinued operation. All current and prior period financial information has been classified to reflect this as a discontinued operation.

2. Significant Accounting Policies

        Cash and Cash Equivalents.    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents is an estimate of cash not yet collected at period-end that remains at laundry facilities management customer locations. At December 31, 2008 and 2009, this totaled $11,295 and $10,524, respectively. The Company records the estimated cash not yet collected as cash and cash equivalents and facilities management revenue. The Company also records the estimated related facilities management rent expense. The Company calculates the estimated cash not yet collected at the end of a period by first identifying only those accounts that have had activity in the last ninety days of the period, since each account is collected at least once every ninety days. The Company calculates the average collection per day by account for the corresponding period one year prior. The prior year per day collection amount is multiplied by the number of days between the account's most recent collection prior to the end of the current period and the end of the current period. The corresponding period one year prior is used to allow for any seasonality at each account. The average collection per day since inception of the account is used for accounts acquired subsequent to the corresponding period in the prior year.

        The Company has cash deposited with financial institutions in excess of the $250 insured limit of the Federal Deposit Insurance Corporation.

        Revenue Recognition.    The Company recognizes facilities management revenue on the accrual basis. Rental revenue is recognized ratably over the related contractual period. The Company recognizes revenue from sales upon shipment of the products, unless otherwise specified. Shipping and handling fees charged to customers are recognized upon shipment of the products and are included in revenue with the related cost included in cost of sales. Installation and repair services are provided on an occurrence basis, not on a contractual basis. Related revenue is recognized at the time the installation service, or other service, is provided to the customer.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

        Allowance for Doubtful Accounts.    On a regular basis, the Company reviews the adequacy of its provision for doubtful accounts for trade accounts receivable based on historical collection results and current economic conditions using factors based on the aging of its trade accounts. In addition, the Company estimates specific additional allowances based on indications that a specific customer may be experiencing financial difficulties. The Company maintains an allowance for doubtful trade accounts of $357 and $198 at December 31, 2008 and 2009, respectively.

        Concentration of Credit Risk.    Financial instruments which potentially expose the Company to concentration of credit risk include trade receivables generated by the Company as a result of the selling and leasing of laundry equipment. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed and reserves are maintained. The Company typically does not require collateral. No individual Laundry Equipment Sales customer accounted for more than 10% of revenues or accounts receivable for any period presented.

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

        Advertising Costs.    Advertising costs are expensed as incurred. These costs were $797, $696 and $553 for the years ended December 31, 2007, 2008 and 2009, respectively.

        Goodwill and Intangible Assets.    Intangible assets primarily consist of various non-compete agreements, goodwill, trade name and contract rights recorded in connection with acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from five to fifteen years. The majority of contract rights are amortized using the straight-line method over twenty years, with the balance amortized on a straight-line method over fifteen years. The life assigned to acquired contracts is based on several factors, including: the seller's renewal rate of the contract portfolio for the most recent years prior to the acquisition, the number of

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

years the average contract has been in the seller's contract portfolio, the overall level of customer satisfaction within the contract portfolio and the ability of the Company to maintain or exceed the level of customer satisfaction maintained by the seller prior to the acquisition by the Company. The Company is accounting for acquired contract rights on a pool-basis based on the fact that, in general, no single contract accounts for more than 2% of the revenue of any acquired portfolio and the fact that few of the contracts are predicted to be terminated, either prior to or at the end of the contract term.

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

        We also evaluate our trade names annually for impairment using the relief from royalty method. We estimate what it would cost to license the trade names based upon estimated future revenue, an estimated royalty rate, a capitalization rate and a discount rate which is subject to change from year to year. If the discounted present value of future tax effected royalty payments is less than the carrying value, the trade name would be written down to its implied fair value. Our evaluation in 2009 did not result in an impairment. However, a 1% increase in either the discount rate or the capitalization rate used would have resulted in an impairment of $200 for one of our trade names.

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

        Assets acquired in business combinations, which include contract rights, an amortizing intangible asset, and equipment are defined to be the asset group for which the portfolio of contracts was acquired. The contract rights were fair valued and recorded in purchase accounting on an aggregate basis for each market and are being amortized over 15–20 years. Triggering events that could indicate the carrying value of the contract rights intangible is not fully recoverable may include the loss of significant customers, adverse changes to volumes and/or profitability in specific markets and changes in the Company's business strategy that result in a significant reduction in cash flows generated in a specific market. Management also performs an annual assessment of the useful lives of the contract rights and accelerates amortization, if necessary. The results of this analysis may also indicate potential impairment triggering events. For contract rights the useful life assessment consists primarily of comparing the percent of revenue declines for acquired contracts in the market where the contract right was acquired to the percent of amortization recorded on the contract rights. A triggering event is deemed to have occurred if the revenues are declining at a rate in excess of the amortization rate. If a triggering event has occurred the recoverability of the carrying amount of the contract rights and fixed assets for that acquired asset group is calculated by comparing the carrying amount of the asset group to the projected future undiscounted cash flows from the operation and disposition of the assets, taking

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

into consideration the remaining useful life of the assets, the length of the contract for that acquisition, as well as any expected renewals. If it is determined that the carrying value of the assets is not recoverable, the Company would write down the long-lived assets by the amount by which the carrying value exceeds fair value.

        For the purposes of recognition and measurement of an impairment loss, a long-lived asset or assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For our long-lived assets acquired in business combinations, the Company has determined the lowest level for which identifiable cash flows are largely independent is at the market level consistent with the approach used in purchase accounting. In particular, the contract rights intangible assets, which comprise thousands of individual contracts, are valued and recorded on an aggregate market basis at the time of acquisition, depreciated in the aggregate, and the recovery of these intangible assets is achieved through the collective cash flows of the market. The Company believes this approach will ensure any significant impairment that occurs is recognized in the appropriate period and that it is not practical to allocate individual contract intangible assets to each of the thousands of locations.

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

        Income Taxes.    The Company utilizes the asset and liability method of accounting for income taxes, as set forth in accounting guidance. This guidance requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of the existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

        Stock Compensation.    Accounting guidance requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).

        The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model. The expected life of options and the expected forfeiture rates are estimated based on historical experience. The historical volatility The weighted average volatility of the Company's stock price over the prior number of years equal to the expected life and the two most

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

recent years is used to estimate the expected volatility at the measurement date. Awards for which the recipient has the choice of receiving equity instruments or cash are valued at the market price of the underlying equity instrument as of the reporting date.

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

        Earnings Per Share.    Accounting guidance requires the presentation of basic earnings per share ("EPS") and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. Diluted EPS has been calculated using the treasury stock method.

        Comprehensive Income.    Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders.

        Financial Instruments.    The Company accounts for derivative instruments on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the intended use of the derivative. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

        Effective January 1, 2008, the Company adopted accounting guidance, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

        Fair Value of Financial Instruments.    For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 2008 and 2009, based upon terms currently available to the Company in financial markets. The fair value of

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

the Company's interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.

        New Accounting Pronouncements.    On January 1, 2008, we adopted new accounting guidance on fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Refer to Note 6 for additional information regarding our fair value measurements for financial assets and liabilities.

        On January 1, 2009, we adopted new accounting guidance effective for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis.

        On January 1, 2009, we adopted new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity's financial position, results of operations and cash flows. Refer to Note 6 for additional information regarding our risk management activities, including derivative instruments and hedging activities.

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

3. Discontinued Operations

        On February 5, 2010, the Company sold its MicroFridge® (Intirion Corporation) business to Danby Products. The transaction is valued at approximately $11,500. Danby Products paid Mac-Gray $8,500 in cash, and assumed existing liabilities and financial obligations for MicroFridge totaling approximately $3,000. Since this business was held for sale as of December 31, 2009 and the operations and cash flows

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Discontinued Operations (Continued)

of this business will be eliminated from the ongoing operations of the Company as a result of this disposal transaction and the Company will not have any significant continuing involvement in the operations of this business after this disposal transaction, the Company accounted for this business as a Discontinued Operation. All current and prior period financial information has been classified to reflect this as a discontinued operation. The Company will record a pre-tax gain as a result of this transaction in the amount of approximately $750 subject to post-closing adjustments. Concurrent with this transaction, the Company paid $8,000 on its Secured Term Loan.

        Included in the table below are the key financial items related to the discontinued operation:

	2007	2008	2009
Revenue	$33,418	$36,364	$30,298
Interest expense(1)	$532	$428	$262
Income before provision for income taxes	$2,074	$2,742	$1,742
Income taxes	$802	$1,035	$668

(1)
Represents the amount of interest allocated to the discontinued operation as a result of a requirement to pay $8,000 on the Company's Term Loan. The average interest rate used to calculate this allocation was 6.6%, 5.3% and 3.3% for the years ended December 31, 2007, 2008 and 2009, respectively.

4. Acquisitions

        On April 1, 2008, the Company acquired Automatic Laundry Company, Ltd., ("ALC"), a laundry facilities management business, which operates in several western and southern states. This acquisition has been reflected in the accompanying consolidated financial statements from the date of the acquisition, and has been accounted for as a purchase business combination in accordance with accounting guidance. The total purchase price of this acquisition has been allocated to the acquired assets and liabilities, based on estimates of their relative fair value. A twenty-year amortization period has been assigned to the acquired contract rights and the acquired used laundry equipment has been assigned an average life of four years based upon physical inspection of the equipment. The Company's operations were fully integrated at December 31, 2008. The acquisition of this business addresses the Company's growth objectives by creating density within several markets the Company already serves.

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

        The purchase price includes a non-recourse note payable to the seller in the amount of $10,000 due on April 1, 2010. The Company paid this note in full on June 16, 2009. As part of this acquisition, the Company also leased from a third party a fleet of vehicles previously owned by ALC.

        The following unaudited pro forma operating results of the Company assume the acquisition took place on January 1, 2007. Such information includes adjustments to reflect additional depreciation, amortization and interest expense, and is not necessarily indicative of what the results of operations would have been or the results of operations in future periods.

	Year Ended December 31, 2007	Year Ended December 31, 2008
Net revenue from continuing operations	$328,357	$344,084
Loss from continuing operations	$(2,583)	$(1,434)
Loss per share from continuing operations:
Basic	$(0.19)	$(0.11)
Diluted	$(0.19)	$(0.11)

5. Long-Term Debt

        The Company has a senior secured credit agreement (the "Secured Credit Agreement") pursuant to which the Company may borrow up to $163,000 in the aggregate, including $33,000 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver. The Term Loan requires quarterly principal payments of $1,000 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $21,000 due on April 1, 2013. The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the "Swingline Loans") and any Swingline Loans will reduce the borrowings available under the Revolver. Subject to certain terms and conditions, the Secured Credit Agreement gives the company the option to establish additional term and/or revolving credit facilities there under, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

        Borrowings outstanding under the Secured Credit Agreement bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 2.00% to 2.50% per annum (currently 2.25%), determined by reference to our senior secured leverage ratio, and (ii) in the case of base rate loans and Swingline Loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by Bank of America, N.A. as its "prime rate," in each case, plus an applicable percentage, ranging from 1.00% to 1.50% per annum (currently 1.25%), determined by reference to the Company's senior secured leverage ratio.

        The obligations under the Secured Credit Agreement are guaranteed by the Company's subsidiaries and secured by (i) a pledge of 100% of the ownership interests in the subsidiaries, and (ii) a first-priority security interest in substantially all our tangible and intangible assets.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

5. Long-Term Debt (Continued)

        Under the Secured Credit Agreement, the Company is subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at December 31, 2009.

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

        In the event of an event of default, the Administrative Agent may, and at the request of the requisite number of lenders under the Secured Credit Agreement must, terminate the lenders' commitments to make loans under the Secured Credit Agreement and declare all obligations under the Secured Credit Agreement immediately due and payable. For certain events of default related to bankruptcy, insolvency and receivership, the commitments of the lenders will be automatically terminated and all outstanding obligations of the Company under the Secured Credit Agreement will become immediately due and payable.

        The Company pays a commitment fee equal to a percentage of the actual daily-unused portion of the Secured Revolver under the Secured Credit Agreement. This percentage, currently 0.375% per annum, is determined quarterly by reference to the senior secured leverage ratio and will range between 0.300% per annum and 0.500% per annum.

        As of December 31, 2009, there was $77,592 outstanding under the Revolver, $33,000 outstanding under the Term Loan and $1,380 in outstanding letters of credit. The available balance under the Revolver was $51,028 at December 31, 2009. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at December 31, 2008 and 2009 were 5.28% and 4.37%, respectively, including the applicable spread paid to the banks.

        On April 1, 2008, the Company issued a $10,000 unsecured note to the seller in the Automatic Laundry Company, Ltd., ("ALC"), acquisition. This note bore interest at 9% and was to mature on April 1, 2010 with interest payments due quarterly on the first day of July, October, January and April each year until maturity. The Company paid this note in full on June 16, 2009.

        On August 16, 2005, the Company issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

5. Long-Term Debt (Continued)

down senior bank debt. Since the senior notes are not widely traded, the market value of these notes approximates book value at December 31, 2009.

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

        The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at December 31, 2009.

        The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at December 31, 2009

        Capital lease obligations on the Company's fleet of vehicles totaled $3,352 and $3,276 at December 31, 2008 and 2009, respectively.

        Required payments under the Company's long-term debt and capital lease obligations are as follows:

Amount
2010	$5,543
2011	4,936
2012	4,535
2013	98,854
2014	—
Thereafter	150,000

$263,868

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

        The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurements
	Balance at December 31, 2009	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (included in other liabilities)	$5,141	—	$5,141	—

        The Company has entered into standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "Swap Agreements") to manage the interest rate risk associated with its debt. The Swap Agreements effectively convert a portion of the Company's variable rate debt to a long-term fixed rate. Under these agreements, the Company receives a variable rate of LIBOR plus the applicable margin charged by the banks and pays a fixed rate. The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivatives are considered a Level 2 item.

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

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

6. Fair Value Measurements (Continued)

        The table below outlines the details of each remaining Swap Agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount December 31, 2009	Expiration Date	Fixed Rate
May 8, 2008	$45,000	Amortizing	$40,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$33,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%

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

        The Company has also adopted new accounting guidance on disclosures about derivative instruments and hedging activities. The tables below display the impact the Company's derivative instruments had on the Consolidated Balance Sheets as of December 31, 2008 and 2009 and the Consolidated Income Statements for the years ended December 31, 2008 and 2009.

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2008		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133:
Interest rate contracts	Other liabilities	$5,078	Other liabilities	$3,337
Derivatives not designated as hedging instruments under Statement 133:
Interest rate contracts	Other liabilities	2,697	Other liabilities	1,804

Total derivatives		$7,775		$5,141

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

6. Fair Value Measurements (Continued)

The Effect of Derivative Instruments on the Consolidated Income Statements
For the years ended December 31, 2007, 2008 and 2009

					Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion) December 31,					Amount of (Loss) Gain Recognized in Income on Derivative December 31,
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) December 31,								Location of Gain or (Loss) Recognized in Income on Derivative
								Derivatives Not Designated as Hedging Instruments
Derivatives in Net Investment Hedging Relationships				Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2007	2008	2009		2007	2008	2009			2007	2008	2009
Interest rate contracts	$(138)	$(3,162)	$1,069	Gain (loss) related to derivative instruments	$—	$—	$—	Interest rate contracts	Gain (loss) related to derivative instruments	$(1,737)	$(1,804)	$893

7. Prepaid Facilities Management Rent and Other Current Assets

        Prepaid facilities management rent and other current assets consist of the following:

	December 31,
	2008	2009
Prepaid facilities managment rent	$4,526	$4,272
Supplies	4,521	4,094
Notes receivable	275	209
Due from vendor	313	63
Prepaid Marketing	158	132
Income tax receivable	3,558	4,453
Prepaid insurance	527	502
Other	765	561

	$14,643	$14,286

8. Prepaid Facilities Management Rent and Other Assets

        Prepaid facilities management rent and other assets consist of the following:

	December 31,
	2008	2009
Prepaid facilities managment rent	$11,768	$10,412
Notes receivable	617	385
Deposits	192	122
Other	291	280

	$12,868	$11,199

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

9. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

		December 31
	Estimated Useful Life
		2008	2009
Facilities management equipment	2–10 years	$278,059	$293,688
Facilities management improvements	7–10 years	13,760	14,204
Buildings and improvements	15–39 years	1,684	1,377
Furniture, fixtures and computer equipment	2–7 years	14,005	14,752
Trucks and autos	3–5 years	9,409	9,972
Land and improvements	—	77	—

		316,994	333,993
Less: accumulated depreciation		177,694	205,845

		139,300	128,148
Facilities management equipment, not yet placed in service		2,351	2,393

Property, plant and equipment, net		$141,651	$130,541

        Depreciation of property, plant and equipment totaled $27,711, $33,373, and $33,461 for the years ended December 31, 2007, 2008 and 2009, respectively.

        At December 31, 2008 and 2009, trucks and autos included $8,970 and $9,537, respectively, of equipment under capital lease with an accumulated amortization balance of $5,618 and $6,261, respectively.

10. Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following:

	As of December 31, 2008
	Cost	Accumulated Amortization	Net Book Value
Goodwill	$59,478		$59,478

	$59,478		$59,478

Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,936	105
Contract rights	238,128	36,729	201,399
Distribution rights	1,623	297	1,326
Deferred financing costs	6,798	1,919	4,879

	$264,640	$42,881	$221,759

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

10. Goodwill and Intangible Assets (Continued)

	As of December 31, 2009
	Cost	Accumulated Amortization	Net Book Value
Goodwill	$59,043		$59,043

	$59,043		$59,043

Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,965	76
Contract rights	238,008	48,800	189,208
Distribution rights	1,623	459	1,164
Deferred financing costs	6,798	2,797	4,001

	$264,520	$56,021	$208,499

        Estimated future amortization expense of intangible assets consists of the following:

2010	$13,118
2011	12,714
2012	12,441
2013	12,119
2014	12,015
Thereafter	130,879

$193,286

        Amortization expense of intangible assets for the years ended December 31, 2007, 2008 and 2009 was $8,159, $12,213, and $13,139, respectively.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

11. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2008	2009
Accrued interest	$4,484	$4,406
Accrued salaries/benefits	1,334	1,245
Accrued commission/bonuses	3,246	3,487
Accrued stock compensation	145	416
Reserve for refunds	452	517
Accrued rent	526	512
Current portion of deferred retirement obligation	104	104
Accrued professional fees	553	433
Accrued personal property taxes	1,019	1,138
Accrued sales tax	1,269	1,964
Accrued benefit insurance	1,456	1,208
Acquisition payment	—	1,936
Other accrued expenses	423	383

	$15,011	$17,749

12. Income Taxes

        The provision for state and federal income taxes consists of the following:

	Years Ended December 31,
	2007	2008	2009
Current state	$(199)	$(150)	$(129)
Deferred state	183	120	598
Current federal	(385)	(1,149)	(4,135)
Deferred federal	1,108	421	4,944

Total income taxes	$707	$(758)	$1,278

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

12. Income Taxes (Continued)

        The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities at December 31:

	2008	2009
Current deferred tax assets (liabilities):
Accounts receivable	$138	$154
Inventory	103	89
Accrued bonus and vacation	303	247
Accrued rent	203	198
Prepaid expenses	(203)	(194)
Other	66	65

	610	559

Non-current deferred tax (liabilities) assets:
Depreciation	(27,647)	(30,193)
Amortization	(12,314)	(15,547)
Other comprehensive income	1,961	1,289
Stock compensation	1,347	1,897
Derivative instrument interest	1,041	697
Net operating loss carryforwards	1,224	2,740
Other	141	403

	(34,247)	(38,714)
Valuation allowance against non-current deferred tax assets	(350)	(445)

	(34,597)	(39,159)

Net deferred tax liabilities	$(33,987)	$(38,600)

        For the years ended December 31, 2007, 2008 and 2009, the statutory income tax rate differed from the effective rate primarily as a result of the following differences:

	2007	2008	2009
Taxes computed at federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	8.2	(1.3)	11.7
Change in state deferred rate	(25.3)	10.3	(1.1)
Change in valuation allowance	11.8	(6.2)	4.1
Tax settlement adjustments	(8.6)	10.6	—
Meals & entertainment	4.9	(5.0)	3.3
Non-deductible stock options	5.5	(2.4)	2.1
Other	5.7	(0.6)	1.0

Income tax provision	36.2%	39.4%	55.1%

        At December 31, 2009, the Company had a federal net operating loss carryforward of $1,592, of which $520 expires in the year 2028 and $1,072 expires in the year 2029, and state net operating loss

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

12. Income Taxes (Continued)

carryforwards of $1,149 which expire at various times through the year 2029. The Company has evaluated the positive and negative evidence bearing upon the realization of the Net Operating Losses and has increased the valuation allowance to $445 for the corresponding deferred tax asset, which is comprised principally of state net operating loss carryovers incurred in various jurisdictions.

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

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2009
Beginning Balance	$333	$21
Additions based on tax positions related to the current year	11	10
Reductions for tax positions of prior years	(323)	—
Lapse of statute of limitations	—	—

Ending Balance	$21	$31

        The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the year ended December 31, 2009, the Company recognized $2 in interest expense and no interest income. The Company had $3 accrued for the payment of interest and no accrual for penalties at the end of fiscal year December 31, 2009. Accrued interest included in the reserve at January 1, 2009 was $1.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2005. All material state and local income tax matters have been concluded for years through 2004.

13. Preferred Stock Purchase Rights

        The Company has adopted a Shareholder Rights Agreement, the purpose of which is, among other things, to enhance the Board's ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Shareholder Rights Agreement could make it more difficult for a third party to acquire, or

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

13. Preferred Stock Purchase Rights (Continued)

could discourage a third party from acquiring, the Company or a large block of the Company's Common Stock. The following summary description of the Shareholder Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Company's Shareholder Rights Agreement, which has been previously filed with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A.

        Pursuant to the terms of a Shareholder Rights Agreement (the "Rights Agreement"), the Board of Directors declared a dividend distribution on June 15, 2009 of one Preferred Stock Purchase Right (a "Right") for each outstanding share of Common Stock of the Company (the "Common Stock") to stockholders of record as of the close of business on June 15, 2009 (the "Record Date"). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as hereinafter defined). Under certain circumstances, each Right entitles the holder thereof to purchase from the Company a unit consisting of one ten thousandth of a share (a "Unit") of Series A Junior Participating Cumulative Preferred Stock, par value $.01 per share, of the Company (the "Preferred Stock"), at a cash exercise price of $45.00 per Unit, subject to adjustment. The Rights are not exercisable and are attached to and trade with all shares of Common Stock outstanding as of, and issued subsequent to, the Record Date until the earlier to occur of (i) the close of business on the tenth calendar day following the first public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by a stockholder (the date of said announcement being referred to as the "Stock Acquisition Date") or (ii) the close of business on the tenth business day (or such later day as the Board of Directors may determine) following the commencement of a tender offer or exchange offer that could result upon its consummation in a person or group becoming the beneficial owner of 15% or more of the outstanding shares of Common Stock (the earlier of such dates being herein referred to as the "Distribution Date"). The Rights will expire at the close of business on June 15, 2019 (the "Expiration Date"), unless previously redeemed or exchanged by the Company as described below. Until a Right is exercised, the holder will have no rights as a stockholder of the Company (beyond those as an existing stockholder), including the right to vote or to receive dividends.

        In the event that a Stock Acquisition Date occurs, each holder of a Right (other than an Acquiring Person) will be entitled to receive upon exercise, in lieu of a number of Units of Preferred Stock, that number of shares of Common Stock having a market value of two times the exercise price of the Right. In the event that, at any time following the Stock Acquisition Date, (i) the Company merges with and into any other person, and the Company is not the continuing or surviving corporation, (ii) any person merges with and into the Company and the Company is the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of Common Stock are changed into or exchanged for securities of any other person or cash or any other property, or (iii) 50% or more of the Company's assets or earning power is sold, each holder of a Right (other than an Acquiring Person) will be entitled to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the exercise price of the Right. Rights that are or were beneficially owned by an Acquiring Person may (under certain circumstances specified in the Rights Agreement) become null and void.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

13. Preferred Stock Purchase Rights (Continued)

        The Rights may be redeemed in whole, but not in part, at a price of $0.001 per Right by the Board of Directors only until the earlier of (i) the time at which any person becomes an Acquiring Person or (ii) the Expiration Date.

14. Commitments and Contingencies

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

        Future minimum lease payments under non-cancelable operating and capital leases consist of the following:

	Capital Leases	Operating Leases
Year ended December 31,
2010	$1,543	$3,238
2011	936	2,978
2012	535	2,567
2013	262	2,124
2014	—	1,868
Thereafter	—	2,039

	3,276	$14,814

Less: future minimum lease payments due within one year	1,543

Amounts due after one year	$1,733

        Rent expense incurred by the Company under non-cancelable operating leases totaled $3,221, $3,942, and $3,966 for the years ended December 31, 2007, 2008 and 2009, respectively.

        Guaranteed Facilities Management Rent Payments.    The Company operates card- and coin-operated facilities management laundry rooms under various lease agreements in which the Company is required to make minimum guaranteed rent payments to the respective lessors. The following is a schedule by

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

14. Commitments and Contingencies (Continued)

years of future minimum guaranteed rent payments required under these lease agreements that have initial or remaining non-cancelable contract terms in excess of one year as of December 31, 2009:

2010	$16,939
2011	12,855
2012	10,759
2013	8,577
2014	6,850
Thereafter	12,203

$68,183

15. Employee Benefit and Stock Plans

        Retirement Plans.    The Company maintains a qualified profit-sharing/401(k) plan (the "Plan") covering substantially all employees. The Company's contributions to the Plan are at the discretion of the Board of Directors. Costs under the Plan amounted to $1,098, $1,410, and $1,396 for the years ended December 31, 2007, 2008 and 2009, respectively.

        Stock Option and Incentive Plans.    On April 7, 1997, the Company's stockholders approved the 1997 Stock Option and Incentive Plan for the Company (the "1997 Stock Plan"). On May 26, 2005, the Company's stockholders approved the 2005 Stock Option and Incentive Plan for the Company (the "2005 Stock Plan"). On May 8, 2009, the Company's stockholders approved the 2009 Stock Option and Incentive Plan for the Company (the "2009 Stock Plan" and together with the 1997 and 2005 Stock Plans the "Stock Plans"). The Stock Plans are designed and intended as a performance incentive for officers, employees, and independent directors to promote the financial success and progress of the Company. All officers, employees and independent directors are eligible to participate in the Stock Plans. Awards, when made, may be in the form of stock options, restricted stock, restricted stock units, unrestricted stock options, and dividend equivalent rights. The Stock Plans require the maximum term of options to be ten years. Costs under the Plans amounted to $1,814, $2,271 and $2,593 for the years ended December 31, 2007, 2008 and 2009, respectively. The related income tax benefit recognized was $622, $853 and $1,350 for the years ended December 31, 2007, 2008 and 2009, respectively.

        Employee options generally vest such that one-third of the options will become exercisable on each of the first through third anniversaries of the date of grant of the options; however, the administrator of the Stock Plans may determine, at its discretion, the vesting schedule for any option award. In the event of termination of the optionee's relationship with the Company, vested options not yet exercised terminate within 90 days. The non-qualified options granted to independent directors as part of their annual compensation are exercisable on May 1st of the succeeding year and terminate ten years from the date of the grant. Directors have one year after leaving the board to exercise their options. The exercise prices are the fair market value of the shares underlying the options on the respective dates of the grants. The Company issues shares upon exercise of options from its treasury shares, if available. The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

15. Employee Benefit and Stock Plans (Continued)

        The fair values of the stock options granted in 2007, 2008 and 2009 were estimated using the following components:

	2007	2008	2009
Weighted average fair value of options at grant date	$4.37	$3.74	$3.06
Risk free interest rate	4.25% – 4.98%	2.68% – 4.11%	1.695% – 2.35%
Estimated forfeiture rate	0.00% – 4.00%	0.00% – 15.00%	0.00% – 11.00%
Estimated option term	1.0 – 8.0 years	5.0 – 9.0 years	6.0 – 8.5 years
Expected volatility	23.82% – 26.36%	29.22% – 36.17%	35.53% – 43.40%

        The expected volatility of the Company's stock price was based on the weighted average of the historical performance over the prior number of years equal to the expected term and the two most recent years.

        The following is a summary of stock option plan activity under the Plans as of December 31, 2009, and changes during the year then ended:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	1,695,283	$8.99	$3.41
Granted	639,955	7.60	3.06
Exercised	(112,343)	6.97	2.84
Forfeited	(63,876)	11.30	3.97
Expired	(50,000)	8.50	3.38

Outstanding at December 31, 2009	2,109,019	$8.62	$3.32

Exercisable at December 31, 2009	1,202,109	$8.39	$3.35

Options vested during the year	237,711
Weighted average remaining life of the outstanding options	6.58
Weighted average remaining life of the exercisable options	4.97
Total intrinsic value of the outstanding options	$5,053,674
Total intrinsic value of the exercisable options	$3,368,710

	Year Ended December 31,
	2007	2008	2009
Weighted average fair value of options granted	$4.36	$3.74	$3.06
Intrinsic value of options exercised	1,018,046	74,353	468,044
Fair value of shares vested	2,600,554	3,661,665	4,027,065

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

15. Employee Benefit and Stock Plans (Continued)

        A summary of the status of the Company's nonvested shares as of December 31, 2009 and changes during the year then ended is presented below:

	Options	Grant Date Fair Value
Nonvested at January 1, 2009	543,816	$3.89
Granted	639,955	3.06
Vested	(237,711)	4.08
Forfeited	(39,150)	3.65

Nonvested at December 31, 2009	906,910	$3.27

        In the year ended December 31, 2009, the Company granted restricted stock units covering 80,270 shares of stock with an average fair market value on date of grant of $6.70 per share. The stock vests in one year upon the achievement of certain performance objectives as determined by the Board of Directors at the beginning of the fiscal year. In addition, the Company granted a cash award equivalent to 33,872 restricted stock units and subject to the same performance criteria. The award had a fair market value of $10.30 per share at December 31, 2009. The Company also granted restricted stock units covering 19,740 shares of stock with a fair market value of $5.80 per share that vest over three years which do not have a performance requirement. Restricted stock activity for fiscal 2009 is presented below:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	63,191	$11.53
Restricted Stock Granted	100,010	6.52
Restricted Stock Issued	(56,601)	11.63
Restricted Stock Forfeited	(2,198)	7.97

Outstanding at December 31, 2009	104,402	$6.91

Cash settlement equivalent of restricted stock units paid during the year	$109,320
Restricted stock earned during the year	88,837	$7.61
Cash award equivalent of restricted stock units earned during the year	$349,559
Weighted average remaining life of the outstanding restricted stock	1.17
Total intrinsic value of the outstanding restricted stock	$72

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

15. Employee Benefit and Stock Plans (Continued)

        Compensation expense related to nonvested options and restricted shares will be recognized in the following years:

2010	$1,156
2011	579
2012	27

$1,762

        At December 31, 2009, the stock plans provide for the issuance of up to 3,719,639 shares of Common Stock of which 806,933 shares have been issued pursuant to the exercise of option agreements or restricted stock awards. At December 31, 2009 2,109,019 shares are subject to outstanding options, 104,402 shares have been granted, of which 78,047 are subject to certain performance criteria and 699,285 shares remain available for issuance. Of the 699,285 shares, 104,908 shares have been committed to future restricted stock awards for which performance criteria have not yet been established. Upon the adoption of the 2009 plan, no additional options can be issued from the 1997 and 2005 plans.

        Mac-Gray Corporation 2001 Employee Stock Purchase Plan.    The Company established the Mac-Gray Corporation 2001 Employee Stock Purchase Plan (the "ESPP") in May 2001. Under the terms of the ESPP, eligible employees may have between 1% and 15% of eligible compensation deducted from their pay to purchase Company Common Stock. The per share purchase price is 85% of the fair market value of the stock on, the lower of, the first day or the last day of each six month interval. Up to 500,000 shares may be offered pursuant to the ESPP. The plan includes certain restrictions, such as the holding period of the stock by employees. At December 31, 2009 there were 100 participants in the ESPP. The number of shares of Common Stock purchased through the ESPP was 36,545 and 67,372 for the years ended December 31, 2008 and 2009, respectively. There have been 277,792 shares purchased since the inception of the ESPP. At December 31, 2008 and 2009, the Company had accumulated employee withholdings associated with this plan of $161 and $120 for acquisition of stock in 2009 and 2010, respectively.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

16. Earnings Per Share

	Year Ended December 31,
	2007	2008	2009
Income (loss) from continuing operations, net	$1,247	$(1,166)	$1,041
Income from discontinued operations, net	1,272	1,707	1,074

Net income	$2,519	$541	$2,115

Weighted average number of common shares outstanding—basic	13,209	13,346	13,529
Effect of dilutive securities:
Stock options	471	—	411

Weighted average number of common shares outstanding—diluted	13,680	13,346	13,940

Earnings(loss) per share—basic—continuing operations	$0.09	$(0.09)	$0.08

Earnings(loss) per share—diluted—continuing operations	$0.09	$(0.09)	$0.07

Earnings per share—basic—discontinued operations	$0.10	$0.13	$0.08

Earnings per share—diluted—discontinued operations	$0.09	$0.13	$0.08

Earnings per share—basic	$0.19	$0.04	$0.16

Earnings per share—diluted	$0.18	$0.04	$0.15

        There were 552, 1,189 and 850 shares under option plans that were excluded from the computation of diluted earnings per share at December 31, 2007, 2008 and 2009, respectively, due to their anti-dilutive effects.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

17. Summary of Quarterly Financial Information (unaudited)

	Year Ended December 31, 2008
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
Revenue	$70,894	$83,969	$85,402	$86,964	$327,229
Cost of revenue	56,989	70,650	71,563	72,479	271,681

Gross margin	13,905	13,319	13,839	14,485	55,548
Operating expenses	8,248	9,220	8,431	9,164	35,063

Income from operations	5,657	4,099	5,408	5,321	20,485
Interest and other expense, net	(3,726)	(5,527)	(5,592)	(5,760)	(20,605)
Gain (loss) related to derivative instruments	(1,202)	1,165	(122)	(1,645)	(1,804)

Income (loss) from continuing operations before provision for income taxes	729	(263)	(306)	(2,084)	(1,924)
Provision for income taxes	92	(25)	(231)	(594)	(758)

Income (loss) from continuing operations	637	(238)	(75)	(1,490)	(1,166)
Income from discontinued operations, net	125	448	728	406	1,707

Net income (loss)	$762	$210	$653	$(1,084)	$541

Earnings (loss) per share—basic—from continuing operations	$0.05	$(0.02)	$(0.01)	$(0.11)	$(0.09	)(a)

Earnings (loss) per share—diluted—from continuing operations	$0.05	$(0.02)	$(0.01)	$(0.11)	$(0.09	)(a)

Earnings per share—basic—from discontinued operations	$0.01	$0.03	$0.05	$0.03	$0.13	(a)

Earnings per share—diluted—from discontinued operations	$0.01	$0.03	$0.05	$0.03	$0.13	(a)

Earnings (loss) per share—basic	$0.06	$0.02	$0.05	$(0.08)	$0.04	(a)

Earnings (loss) per share—diluted	$0.06	$0.02	$0.05	$(0.08)	$0.04	(a)

Weighted average common shares outstanding—basic	13,300	13,338	13,366	13,381	13,346

Weighted average common shares outstanding—diluted	13,670	13,338	13,366	13,381	13,346

(a)
The sum of the quarterly earnings per share amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are computed independently of each other.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

17. Summary of Quarterly Financial Information (unaudited) (Continued)

	Year Ended December 31, 2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
Revenue	$85,284	$80,832	$78,364	$81,444	$325,924
Cost of revenue	68,530	68,879	66,823	66,600	270,832

Gross margin	16,754	11,953	11,541	14,844	55,092
Operating expenses	8,420	9,138	8,334	8,099	33,991

Income from operations	8,334	2,815	3,207	6,745	21,101
Interest and other expense, net	(5,004)	(4,962)	(4,811)	(4,898)	(19,675)
Gain (loss) related to derivative instruments	62	439	57	335	893

Income (loss) from continuing operations before provision for income taxes	3,392	(1,708)	(1,547)	2,182	2,319
Provision for income taxes	1,508	(704)	(813)	1,287	1,278

Income (loss) from continuing operations	1,884	(1,004)	(734)	895	1,041
Income from discontinued operations, net	357	136	348	233	1,074

Net income (loss)	$2,241	$(868)	$(386)	$1,128	$2,115

Earnings (loss) per share—basic—from continuing operations	$0.14	$(0.07)	$(0.05)	$0.07	$0.08	(a)

Earnings (loss) per share—diluted—from continuing operations	$0.14	$(0.07)	$(0.05)	$0.06	$0.07	(a)

Earnings per share—basic—from discontinued operations	$0.03	$0.01	$0.03	$0.02	$0.08	(a)

Earnings per share—diluted—from discontinued operations	$0.03	$0.01	$0.03	$0.02	$0.08	(a)

Earnings (loss) per share—basic	$0.17	$(0.06)	$(0.03)	$0.08	$0.16	(a)

Earnings (loss) per share—diluted	$0.16	$(0.06)	$(0.03)	$0.08	$0.15	(a)

Weighted average common shares outstanding—basic	13,406	13,498	13,587	13,622	13,529

Weighted average common shares outstanding—diluted	13,612	13,498	13,587	14,018	13,940

(a)
The sum of the quarterly earnings per share amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are computed independently of each other.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

18. Subsequent Events

        On January 4, 2010, the Company entered into an interest rate swap agreement to manage the interest rate risk associated with its debt. The swap agreement effectively converts a portion of our fixed rate senior notes to a variable rate. Under this agreement, we receive the fixed rate on our senior notes (7.625%) and pay a variable rate of LIBOR plus the applicable margin charged by the banks.

        On February 5, 2010, the Company sold its MicroFridge® (Intirion Corporation) business to Danby Products. The transaction is valued at approximately $11,500. Danby Products paid Mac-Gray $8,500 in cash, and assumed existing liabilities and financial obligations for MicroFridge totaling approximately $3,000. Concurrent with this transaction, the Company paid $8,000 on its Secured Term Loan.

        On February 5, 2010, the Company's Board of Directors approved the initiation of a quarterly dividend policy for its common stock. The Company declared a dividend of $0.05 per share payable on April 1, 2010 to shareholders of record of the Company's common stock as of the close of business on March 1, 2010.

MAC-GRAY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2007, 2008, AND 2009

	Balance Beginning of Year	Charged to Cost and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2007:
Accounts recevable reserves	$301	$75	$80	$296

Inventory reserves	$313	$191	$—	$504

Income tax valuation allowance	$—	$231	$—	$231

Year Ended December 31, 2008:
Allowance for doubtful accounts	$296	$79	$18	$357

Inventory reserves	$504	$60	$299	$265

Income tax valuation allowance	$231	$119	$—	$350

Year Ended December 31, 2009:
Allowance for doubtful accounts	$357	$90	$249	$198

Inventory reserves	$265	$69	$104	$230

Income tax valuation allowance	$350	$95	$—	$445