Form 10-Q
period 2010-03-31
MAC-GRAY CORP
filed 2010-05-10
CIK 1038280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 5, 2010, 13,790,832 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.           Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	March 31,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$21,599	$18,777
Trade receivables, net of allowance for doubtful accounts	5,081	4,478
Inventory of finished goods, net	2,172	2,011
Deferred income taxes	559	559
Prepaid facilities management rent and other current assets	14,286	11,360
Current assets from discontinued operations	6,864	—
Total current assets	50,561	37,185
Property, plant and equipment, net	130,541	125,819
Goodwill	59,043	58,934
Intangible assets, net	208,499	205,157
Prepaid facilities management rent and other assets	11,199	10,924
Non-current assets from discontinued operations	4,433	—
Total assets	$464,276	$438,019

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,543	$5,474
Trade accounts payable	6,957	5,187
Accrued facilities management rent	21,075	21,576
Accrued expenses	17,778	12,369
Current liabilites from discontinued operations	3,087	—
Total current liabilities	54,440	44,606
Long-term debt and capital lease obligations	258,325	241,112
Deferred income taxes	39,159	39,510
Other liabilities	6,393	6,550
Non-current liabilities from discontinued operations	1,424	—
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock ($.01 par value, 5 million shares authorized no shares issued or outstanding)	—	—
Common stock ($.01 par value, 30 million shares authorized, 13,631,706 issued and 13,631,530 outstanding at December 31, 2009, and 13,775,258 issued and 13,775,082 outstanding at March 31, 2010)	136	138
Additional paid in capital	78,032	79,150
Accumulated other comprehensive loss	(2,048)	(2,001)
Retained earnings	28,417	28,956
	104,537	106,243
Less common stock in treasury, at cost (176 shares at December 31, 2009 and March 31, 2010)	(2)	(2)
Total stockholders’ equity	104,535	106,241
Total liabilities and stockholders’ equity	$464,276	$438,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Month Ended March 31,
	2009	2010
Revenue:
Facilities management revenue	$81,171	$78,449
Laundry equipment sales	4,113	3,054
Total revenue	85,284	81,503

Cost of revenue:
Cost of facilities management revenue	52,987	52,415
Depreciation and amortization	12,202	11,151
Cost of laundry equipment sales	3,341	2,552
Total cost of revenue	68,530	66,118

Gross margin	16,754	15,385

Operating expenses:
General and administration	4,430	4,682
Sales and marketing	3,635	3,298
Depreciation and amortization	404	425
Gain on sale of assets, net	(427)	(35)
Incremental costs of proxy contests	378	97
Total operating expenses	8,420	8,467
Income from continuing operations	8,334	6,918
Interest expense, net	5,004	3,885
(Gain) loss related to derivative instruments	(62)	242
Income before provision for income taxes from continuing operations	3,392	2,791
Provision for income taxes	1,508	1,319
Income from continuing operations, net	1,884	1,472
Income from discontinued operations, net	357	44
Loss from disposal of discontinued operations, net of a taxes of $384	—	(294)
Net income	$2,241	$1,222
Earnings per share — basic - continuing operations	$0.14	$0.11
Earnings per share — diluted - continuing operations	$0.14	$0.11
Earnings (loss) per share — basic - discontinued operations	$0.03	$(0.02)
Earnings (loss) per share — diluted - discontinued operations	$0.03	$(0.02)
Earnings per share — basic	$0.17	$0.09
Earnings per share — diluted	$0.16	$0.09
Weighted average common shares outstanding - basic	13,406	13,677
Weighted average common shares outstanding - diluted	13,612	14,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other			Treasury Stock
	Number		Paid In	Comprehensive	Comprehensive	Retained	Number
	of shares	Value	Capital	Income (Loss)	Income	Earnings	of shares	Cost	Total
Balance, December 31, 2009	13,631,530	$136	$78,032	$(2,048)		$28,417	176	$(2)	$104,535
Net income	—	—	—	—	$1,222	1,222	—	—	$1,222
Other comprehensive income:
Unrealized gain on derivative instrument, net of tax of $30 (Note 3)	—	—	—	47	47	—	—	—	$47
Comprehensive income					$1,269
Options Exercised	36,451	1	200	—		—	—	—	$201
Stock issuance - Employee Stock Purchase Plan	13,208	—	116	—		—	—	—	$116
Stock compensation expense	—	—	746	—		—	—	—	$746
Cash dividends, $.05 per share	—	—	—	—		(682)	—	—	$(682)
Stock grants	94,245	1	56	—		(1)	—	—	$56
Balance, March 31, 2010	13,775,434	$138	$79,150	$(2,001)		$28,956	176	$(2)	$106,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended March 31,
	2009	2010
Cash flows from operating activities:
Net income	$2,241	$1,222
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	12,606	11,576
Increase in allowance for doubtful accounts and lease reserves	8	19
Gain on disposition of assets	(427)	(35)
Loss from disposal of discontinued operations	—	294
Stock grants	36	56
Non-cash derivative interest expense (income)	(62)	242
Deferred income taxes	616	393
Non cash-stock compensation	476	746
Increase (decrease) in cash due to:
Decrease in accounts receivable	2,022	584
Decrease (increase) in inventory	(487)	161
Decrease in prepaid facilities management rent and other assets	3,897	1,050
Decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	(3,584)	(7,004)
Net cash flows used in operating activities from discontinued operations	(319)	(44)
Net cash flows provided by operating activities	17,023	9,260

Cash flows from investing activities:
Capital expenditures	(7,336)	(2,629)
Proceeds from sale of assets	787	124
Proceeds from disposal of discontinued operations	—	8,274
Net cash flows used in investing activities from discontinued operations	(6)	—
Net cash flows (used in) provided by investing activities	(6,555)	5,769

Cash flows from financing activities:
Payments on capital lease obligations	(398)	(431)
Payments on 2008 secured revolving credit facility	(16,124)	(31,689)
Borrowings on 2008 secured revolving credit facility	7,184	23,634
Payments on 2008 secured term credit facility	(1,000)	(1,000)
Proceeds from exercise of stock options	—	201
Proceeds from issuance of common stock	159	116
Cash dividend paid	—	(682)
Net cash flows used to pay down 2008 secured term credit facility from discontinued operations	—	(8,000)
Net cash flows used in financing activities	(10,179)	(17,851)

Increase in cash and cash equivalents	289	(2,822)
Cash and cash equivalents, beginning of period	18,836	21,599
Cash and cash equivalents, end of period	$19,125	$18,777

Supplemental disclosure of non-cash investing and financing activities: During the three months ended March 31, 2009 and 2010, the Company acquired various vehicles under capital lease agreements totaling $77 and $204, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of Mac-Gray Corporation (the “Company” or “Mac-Gray”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which are necessary to present fairly the Company’s financial position, the results of its operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2009 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K for the year ended December 31, 2009. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company generates the majority of its revenue from card and coin-operated laundry equipment located in 43 states throughout the United States, as well as the District of Columbia.  The Company’s principal customer base is the multi-unit housing market, which consists of apartments, condominium units, colleges and universities, and military bases. The Company also sells and services commercial laundry equipment to commercial Laundromats, multi-housing properties and institutions. The majority of the Company’s purchases of laundry equipment are from one supplier.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  On February 5, 2010, the Company sold its MicroFridge® (Intirion Corporation) business to Danby Products. The operations and cash flows of this business have been eliminated from the ongoing operations of the Company as a result of this disposal transaction. Since the Company will not have any significant continuing involvement in the operations of this business, the Company has accounted for this business as a discontinued operation.  All current and prior period financial information has been restated to reflect Intirion Corporation as a discontinued operation.

2. Long-Term Debt

The Company has a senior secured credit agreement (the “Secured Credit Agreement”) pursuant to which the Company may borrow up to $154,000 in the aggregate, including $24,000 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver.  The Term Loan requires quarterly principal payments of $1,000 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $13,000 due on April 1, 2013.This remaining balance is reflective of the $8,000 payment made on the term loan from the proceeds of the sale of Intirion Corporation. The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions contained therein, the Secured Credit Agreement gives the Company the option to establish additional term and/or revolving credit facilities thereunder, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

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

Under the Secured Credit Agreement, the Company is subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds.  The Company was in compliance with these and all other financial covenants at March 31, 2010.

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

As of March 31, 2010, there was $69,537 outstanding under the Revolver, $24,000 outstanding under the Term Loan and $1,380 in outstanding letters of credit.  The available balance under the Revolver was $59,083 at March 31, 2010. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at March 31, 2009 and 2010 were 5.02% and 4.61%, respectively, including the applicable spread paid to the banks.

On August 16, 2005, the Company issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay down senior bank debt.  The market value of these notes approximates book value at March 31, 2010.

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at March 31, 2010.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at March 31, 2010.

Capital lease obligations on the Company’s fleet of vehicles totaled $3,031 and $3,049 at March 31, 2009 and 2010, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2010 (nine months)	$4,141
2011	4,995
2012	4,586
2013	82,850
2014	14
Thereafter	150,000
$246,586

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

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurments
	Balance at March 31, 2010	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (included in other liabilities)	$5,306	—	$5,306	—

The Company has entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt.   The Swap Agreements effectively convert a portion of the Company’s variable rate debt to a long-term fixed rate. Under these agreements, the Company receives a variable rate of LIBOR plus a markup and pays a fixed rate.  On January 4, 2010, the Company entered into an interest rate swap agreement to manage the interest rate risk associated with its senior unsecured notes.  This swap agreement effectively converts a portion ($100 million) of our fixed rate senior unsecured notes to a variable rate. Under this agreement, the Company receives the fixed rate on our senior unsecured notes (7.625%) and pays a variable rate of LIBOR plus the applicable margin charged by the banks.  The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivatives are considered a Level 2 item.

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The effective portion of the Swap Agreements that qualify for hedge accounting are included in Other Comprehensive Income in the period in which the change occurs while the ineffective portion, if any, is recognized in income in the period in which the change occurs.  During the first quarter of 2010 the Company lost hedge accounting treatment for one of its swap agreements.  Accordingly, $671 was reclassified as an earnings charge from Accumulated Other Comprehensive Income.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

3. Fair Value Measurements (continued)

The remaining balance of $1,190 in Accumulated Other Comprehensive Income that is associated with this swap agreement will be charged against income through the maturity date of the swap agreement on April 1, 2013.

The table below outlines the details of each remaining Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	March 31,	Expiration	Fixed
Origin	Amount	Amortizing	2010	Date	Rate

May 8, 2008	$45,000	Amortizing	$40,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$32,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%
January 4, 2010	$100,000	Fixed	$100,000	Aug 15, 2015	7.63%

In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. With regard to the Company’s floating to fixed rate swap agreements, if interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company.  If interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. With regard to the Company’s fixed to floating rate swap agreement, if interest expense as calculated is greater based on the 90-day LIBOR, the Company pays the difference to the financial institution.  If interest expense as calculated is greater based on the fixed rate, the financial institution pays the difference to the Company.

Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counterparty to the Swap Agreements exposes the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated.

The tables below display the impact the Company’s derivative instruments had on the Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2010 and the Condensed Consolidated Income Statements for the three months ended March 31, 2009 and 2010.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2009		March 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under Statement 133:
Interest rate contracts	Other liabilites	$3,337	Other liabilites	$2,070

Derivatives not designated as hedging instruments under Statement 133:
Interest rate contracts	Other liabilites	1,804	Other liabilites	3,236

Total derivatives		$5,141		$5,306

3.   Fair Value Measurements (continued)

The Effect of Derivative Instruments on the Condensed Consolidated Income Statements

For the three months ended March 31, 2009 and 2010

Derivatives in Net Investment	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as	Location of Gain or (Loss) Recognized	Amount of Gain Recognized in Income on Derivative
Hedging	March 31,	March 31,	OCI into Income	March 31,	March 31,	Hedging	in Income on	March 31,	March 31,
Relationships	2009	2010	(Effective Portion)	2009	2010	Instruments	Derivative	2009	2010
Interest rate contracts	$209	$(595)	Gain (loss) related to derivative instruments	$—	$(671)	Interest rate contracts	Gain (loss) related to derivative instruments	$62	$429

The net of the reclassification from OCI and gain recognized on the derivatives resulted in a loss of $242 and a gain of $62 for the three months ended March 31, 2010 and 2009, respectively.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2009
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$59,043		$59,043
	$59,043		$59,043
Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,965	76
Contract rights	238,008	48,800	189,208
Distribution rights	1,623	459	1,164
Deferred financing costs	6,798	2,797	4,001
	$264,520	$56,021	$208,499

	As of March 31, 2010
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$58,934		$58,934
	$58,934		$58,934
Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,973	68
Contract rights	237,978	51,845	186,133
Distribution rights	1,623	499	1,124
Deferred financing costs	6,798	3,016	3,782
	$264,490	$59,333	$205,157

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Intangible Assets (continued)

Estimated future amortization expense of intangible assets consists of the following:

2010 (nine months)	$9,923
2011	12,831
2012	12,558
2013	12,237
2014	12,131
Thereafter	130,294
$189,974

Amortization expense of intangible assets for the three months ended March 31, 2009 and 2010 was $3,291 and $3,312, respectively.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

6.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three months ended
	March 31,
	2009	2010

Income from continuing operations, net	$1,884	$1,472
Income (loss) from discontinued operations, net	357	(250)
Net income	$2,241	$1,222

Weighted average number of common shares outstanding - basic	13,406	13,677
Effect of dilutive securites:
Stock options and restricted stock units	206	328
Weighted average number of common shares outstanding - diluted	13,612	14,005

Earnings per share - basic - continuing operations	$0.14	$0.11
Earnings per share - diluted - continuing operations	$0.14	$0.11
Earnings (loss) per share - basic - discontinued operations	$0.03	$(0.02)
Earnings (loss) per share - diluted - discontinued operations	$0.03	$(0.02)
Net income per share - basic	$0.17	$0.09
Net income per share - diluted	$0.16	$0.09

There were 1,573 and 923 shares under option plans that were excluded from the computation of diluted earnings per share at March 31, 2009 and 2010, respectively, due to their anti-dilutive effects.

7.  Discontinued Operations

On February 5, 2010, the Company sold its MicroFridge(R) (Intirion Corporation) business to Danby Products. The transaction has been valued at approximately $11,500.  Danby Products paid Mac-Gray $8,500 in cash, and assumed existing liabilities and financial obligations of MicroFridge totaling approximately $3,000.  The operations and cash flows of this business have been eliminated from the ongoing operations of the Company as a result of this disposal transaction. Since the Company will not have any significant continuing involvement in the operations of this business, the Company has accounted for this business as a discontinued operation.  All current and prior period financial information has been classified to reflect Intirion Corporation as a discontinued operation.  The Company recorded a loss, net of taxes, as a result of this transaction, in the amount of approximately $294.  Concurrent with this transaction, the Company paid $8,000 on its Term Loan.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

7.  Discontinued Operations (continued)

Included in the table below are the key financial items related to the discontinued operation:

	March 31,
	2009	2010
Revenue	$7,394	$2,200
Interest expense (1)	$15	$20
Income before provision for income taxes	$673	$173
Income taxes on income from discontinued operations	$316	$39
Income taxes on gain from disposal of discontinued operations	$—	$384

(1)         Represents the amount of interest allocated to the discontinued operation as a result of a requirement to pay $8,000 on the Company’s Term Loan.  The average interest rate used to calculate this allocation was 3.3% and 2.5% for the three months ended March 31, 2009 and 2010, respectively.

8.  Stock Compensation

During the three months ended March 31, 2010, grants of options for 291,994 shares were issued by the Company.  The grant-date fair values of employee share options and similar instruments are estimated using the Black-Scholes option-pricing model.  The fair values of the stock options granted were estimated using the following components:

Weighted average fair value of options at grant date	$4.54
Risk free interest rates	2.167% & 2.440%
Pre-vest forfeiture rates	0.00% & 16.00%
Expected life	5 years & 6 years
Expected volatility	49.46% & 51.53%

During the three months ended March 31, 2010, the Company granted restricted stock units covering 89,835 shares of stock with a fair market value on date of grant of $9.31 per share.  The restricted stock units vest in one year subject to the achievement of certain performance objectives established by the Compensation Committee of the Board of Directors at the beginning of the fiscal year.  In addition, the Company granted 46,375 restricted stock units that give the grantee the option to settle the award in cash or in shares of common stock.  These restricted stock units are subject to the same performance criteria as the previously mentioned restricted stock awards. These awards are measured at their fair value at the end of each reporting period.  The awards had a fair market value of $11.29 per share at March 31, 2010. The Company also granted restricted stock units covering 5,812 shares of stock with a fair market value of $9.31 per share that vest over three years and which do not have a performance requirement.

For the three months ended March 31, 2010, the Company incurred stock compensation expense of $811.  The allocation of stock compensation expense is consistent with the allocation of the participants’ salary and other compensation expenses.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

8.  Stock Compensation (continued)

At March 31, 2010, options for 869 shares and 157 restricted shares have been granted but have not yet vested.  Compensation expense related to unvested options and restricted shares will be recognized in the following years:

2010 (nine months)	$2,123
2011	2,035
2012	901
2013	23
$5,082

9.  New Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal period has had or is expected to have a material impact on the Consolidated Financial Statements.

10.  Payment of dividends

On February 5, 2010, the Company’s Board of Directors approved the initiation of a quarterly dividend policy for its common stock.  The Company declared a dividend of $0.05 per share payable on April 1, 2010 to shareholders of record of the Company’s common stock as of the close of business on March 1, 2010.  The dividend was paid prior to March 31, 2010 and has been reflected in the current financial statements.

11.  Repurchase of Common Stock

On April 29, 2009, the Company’s Board of Directors authorized a share repurchase program under which the Company is authorized to purchase up to an aggregate of $6,000 of its common stock from time to time through April 30, 2010.  With the cooperation of its lenders, the Company has amended its current secured credit agreement to allow for this program. The Company repurchased 10 shares through March 31, 2010 under the plan at a total cash outlay of $113.

12.  Subsequent Events

The Company has reviewed subsequent events and concluded that no material subsequent events have occurred that are not accounted for in the accompanying financial statements or disclosed in the accompanying notes.

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

•                                   provisions of our charter and bylaws that could discourage takeovers; and

•                                   those factors discussed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and our other filings with the Securities and Exchange Commission (“SEC”).

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

In this Quarterly Report on Form 10-Q, unless the context suggest otherwise, references to the “Company,” “Mac-Gray,” “we,” “us,” “our” and similar terms refer to Mac-Gray Corporation and its subsidiaries.  We have registered, applied to register or are using the following trademarks: Mac-Gray®, Web®, Hof™, Automatic Laundry Company™, LaundryView®, PrecisionWash™, Intelligent Laundry® Systems, LaundryLinx™, TechLinx™, VentSnake™, LaundryAudit™, e-issues™ and Life Just Got Easier®. The following are trademarks of parties other than us: Maytag®, Whirlpool®, Amana®, Magic Chef®, KitchenAid®, and Estate®.

Overview

On February 5, 2010, the Company sold its MicroFridge ® (Intirion Corporation) business to Danby Products.  The following discussion excludes the financial results from our discontinued operations unless otherwise noted.  The results from all prior periods have been reclassified to conform to this presentation.

Mac-Gray Corporation was founded in 1927 and re-incorporated in Delaware in 1997. Since its founding, Mac-Gray has grown to become the second largest laundry facilities management business in the United States.  Through our portfolio of card and coin-operated laundry equipment located in laundry facilities across the country, we provide laundry convenience to residents of multi-unit housing, such as apartment buildings, condominiums, colleges and universities, public housing complexes, and hotels and motels.  Based on our ongoing survey of colleges and universities, we believe we are the largest provider of such services to the college and university market in the United States.

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base, and predictable capital needs.  For the three months ended March 31, 2010, our total revenue was $81,503. Approximately 96% of our total revenue for such three month period was generated by our facilities management business.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of March 31, 2010, approximately 90% of our installed equipment base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases.  Accordingly, our capital needs are predictable and largely within our control.  For the three months ended March 31, 2010, we incurred $2,629 of capital expenditures. In addition, we made incentive payments of approximately $379 in the three months ended March 31, 2010 to property owners and property management companies in connection with obtaining our lease arrangements.

In addition, through our commercial equipment sales and services business, we generate revenue by selling commercial laundry equipment.  For the three months ended March 31, 2010, our commercial laundry equipment sales business generated approximately 4% of our total revenue and 3% of our gross margin.

Our current priorities include: (i) continuing to reduce funded debt, thereby improving debt leverage ratios and reducing interest expense, (ii) maintaining capital expenditures at the irreducible levels needed to sustain the business, (iii) increasing facilities management operating efficiencies in all markets, particularly the ones that have been influenced by acquisition activity in the past three years, and (iv) improving the profitability of individual laundry facilities management accounts that come up for contract renewal.  One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. Approximately 10% to 15% of our laundry room leases are up for renewal each year.  Within any given geographic area, Mac-Gray may compete with local independent operators, regional operators and multi-region operators as well as property owners and property management companies who self-operate their laundry facilities. We devote substantial resources to our sales efforts and are focused on continued innovation in order to distinguish us from our competitors.

Results of Operations (Dollars in thousands)

Three months ended March 31, 2010 compared to three months ended March 31, 2009.

The information presented below for the three months ended March 31, 2010 and 2009 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended March 31,
			Increase	%
	2009	2010	(Decrease)	Change
Laundry facilities management revenue	$81,171	$78,449	$(2,722)	-3%
Commercial laundry equipment sales revenue	4,113	3,054	(1,059)	-26%
Total revenue from continuing operations	$85,284	$81,503	(3,781)	-4%

Revenue

Total revenue decreased by $3,781, or 4%, to $81,503 for the three months ended March 31, 2010 compared to $85,284 for the three months ended March 31, 2009.

Laundry facilities management revenue.  Laundry facilities management revenue decreased by $2,722, or 3%, to $78,449 for the three months ended March 31, 2010 compared to $81,171 for the three months ended March 31, 2009. The decrease in revenue is primarily the result of reduced usage of the Company’s equipment in apartment building laundry rooms as a result of increased apartment vacancy rates in some markets.  To a lesser extent, the decrease in revenue is attributable to the termination of contracts we have chosen not to renew, partially offset by the Company’s vend increase program.  We expect continued vacancy rates well above historical norms to continue to have a negative impact on our facilities management business in the near term. We track the change in revenue month over month and quarter over quarter in our markets to better understand the revenue trend for our multi-family housing customers. This analysis is used to enable us to respond to changing trends in different geographic markets and to enable us to better allocate capital spending.

Commercial laundry equipment sales revenue.  Revenue in the commercial laundry equipment sales business decreased by $1,059, or 26%, to $3,054 for the three months ended March 31, 2010 compared to $4,113 for the three months ended March 31, 2009.  Sales in the commercial laundry equipment sales business are sensitive to the strength of the local economy, consumer confidence, local permitting and the availability and cost of financing to small businesses, and therefore, tend to fluctuate significantly from period to period.  We anticipate that tight credit markets will continue to make financing a challenge for some potential customers.

Cost of revenue

Cost of laundry  facilities management revenue.  Cost of laundry facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing equipment and costs of collecting, counting, and depositing facilities management revenue. Cost of laundry facilities management revenue decreased by $572, or 1%, to $52,415 for the three months ended March 31, 2010 as compared to $52,987 for the three months ended March 31, 2009.  As a percentage of facilities management revenue, cost of facilities management revenue was 67% and 65%, respectively, for the three months ended March 31, 2010 and 2009.  Facilities management rent decreased 3%, directly attributable to the decline in facilities management revenue. Facilities management rent as a percentage of facilities management revenue was 47.8% and 47.6% for the three months ended March 31, 2010 and 2009, respectively.  Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Other operating expenses increased by $555 to $14,881 for the three months ended March 31, 2010 compared to $14,326 for the three months ended March 31, 2009. The increase in expenses is attributable to an increase in parts and vehicle expense.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations decreased by $1,051, or 9%, to $11,151 for the three months ended March 31, 2010 as compared to $12,202 for the three months ended March 31, 2009. The decrease in depreciation and amortization for the three months ended March 31, 2010 as compared to the same period in 2009 is primarily attributable to the fact that most of the equipment we acquired as part of acquisitions we made in 2004 and 2005 was fully depreciated in 2009.  The pool of acquired equipment was assigned an average life of 5 years, some of which is still in service.

Cost of commercial laundry equipment sales.  Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment, and parts and supplies sold, as well as salaries, warehousing and distribution expenses.  Cost of commercial laundry equipment sales decreased by $789, or 24%, to $2,552 for the three months ended March 31, 2010 as compared to $3,341 for the three months ended March 31, 2009.  As a percentage of sales, cost of product sold was 84% for the three months ended March 31, 2010, as compared to 81% for the three months ended March 31, 2009. The gross margin in the commercial laundry equipment sales business unit decreased to 16% for the three-month period ended March 31, 2010 as compared to 19% for the same period in 2009. The gross margin decrease is primarily due to a change in the mix of products sold.

Operating expenses

General, administration, sales and marketing, and related depreciation and amortization expense.  General, administration, sales and marketing, and related depreciation and amortization expense decreased by $64, or 1%, to $8,405 for the three months ended March 31, 2010 as compared to $8,469 for the three months ended March 31, 2009.  As a percentage of total revenue, general, administration, sales and marketing and related depreciation expenses were 10% for the three months ended March 31, 2010 and 2009. The decrease in expenses for the three months ended March 31, 2010 as compared to March 31, 2009 is primarily attributable to lower compensation costs.

Gain on sale of assets

The gain on sale of assets in 2009 is primarily attributable to the gain of $403 on the sale of our facility in Tampa, Florida. Excluding that gain, the gains of $35 and $24 in the three months ended March 31, 2010 and 2009, respectively, are from the sale of vehicles and other fixed assets in the normal course of business.

Income from continuing operations

Income from operations decreased by $1,416, or 17%, to $6,918 for the three months ended March 31, 2010 compared to $8,334 for the three months ended March 31, 2009 due primarily to the cumulative effect of the reasons discussed above.

Interest expense, net

Interest expense, net of interest income, decreased by $1,119, or 22%, to $3,885 for the three months ended March 31, 2010, as compared to $5,004 for the three months ended March 31, 2009. The decrease is due to lower outstanding debt balances resulting from our concerted effort to reduce interest-bearing debt, the $8,000 reduction in debt from the proceeds of the February 5, 2010 sale of Intirion Corporation and the interest savings achieved from the fixed to floating interest rate swap agreement we entered into during the first quarter of 2010 which effectively lowered the interest on our senior notes.

Gain/Loss related to derivative instruments

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a loss of $242 for the three months ended March 31, 2010, compared to a gain of $62 for the same period in 2009.  Concurrent with the sale of Intirion Corporation, the Company made an additional payment on its term loan in the amount of $8,000. As a result of this payment, the Swap Agreement hedging the term loan no longer qualified for hedge accounting treatment.  Therefore, the change in the fair value of this Swap Agreement in the amount of $671, which had previously been included in Other Comprehensive Income, was recorded as an expense in the income statement and is included in the net loss of $242 for the three months ended March 31, 2010. This loss was partially offset by gains during the quarter on our other swap agreements.

Provision for income taxes

The provision for income taxes decreased by $189, or 13% to $1,319 for the three months ended March 31, 2010 compared to $1,508 for the three months ended March 31, 2009. The decrease is the result of the pre-tax income of $2,791 for the three months ended March 31, 2010 compared to the pre-tax income of $3,392 for the three months ended March 31, 2009.  The effective tax rate increased to 47% from 44% for the three months ended March 31, 2010, compared to the same period in 2009. The increase in the effective rate is primarily a function of permanent tax differences as a percent of income before taxes.

Net income

As a result of the foregoing, net income decreased by $412, or 22% to $1,472 for the three months ended March 31, 2010 compared to net income of $1,884 for the same period ended March 31, 2009.

Income from discontinued operations

Income from discontinued operations, including loss on disposal, decreased by $607, or 170%, to a loss of $250 for the three months ended March 31, 2010 as compared to an income of $357 for the three months ended March 31, 2009.

Seasonality

We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 13% of our total laundry facilities management revenue. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, our operating and capital expenditures have historically been higher during the third calendar quarter when we install a large amount of equipment while colleges and universities are generally on summer break.

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving credit facility described below.  Capital requirements for the year ending December 31, 2010, including contract incentive payments, are currently expected to be between $27,000 and $30,000.  In the three months ended March 31, 2010, spending on capital expenditures and contract incentives totaled $2,629.  The capital expenditures for 2010 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

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

For the three months ended March 31, 2010, our source of cash was from operating activities and proceeds from the sale of Intirion Corporation.  Our primary uses of cash for the three months ended March 31, 2010 were the reduction of debt, the purchase of new laundry equipment and the semi-annual interest payment on our senior notes. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, debt service, and capital expenditures.

Our senior secured credit agreement (the “Secured Credit Agreement”) provides that we may borrow up to $154,000 in the aggregate, including $24,000 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver.  The Term Loan requires quarterly principal payments of $1,000 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $13,000 due on April 1, 2013. This remaining balance is reflective of the $8,000 payment made on the term loan from the proceeds of the sale of Intirion Corporation.  The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions, the Secured Credit Agreement gives the Company the option to establish additional term and/or revolving credit facilities thereunder, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

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

Under the Secured Credit Agreement, we are subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds.  We were in compliance with these and all other financial covenants at March 31, 2010.

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

As of March 31, 2010, there was $69,537 outstanding under the Revolver, $24,000 outstanding under the Term Loan and $1,380 in outstanding letters of credit.  The available balance under the Revolver was $59,083 at March 31, 2010. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at March 31, 2009 and March 31, 2010 were 5.02% and 4.61%, respectively, including the applicable spread paid to the banks.

On August 16, 2005, we issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay down senior bank debt.  The market value of these notes approximates book value at March 31, 2010.

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at March 31, 2010.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at March 31, 2010.

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

Operating Activities

For the three months ended March 31, 2010 and 2009, net cash flows provided by operating activities were $9,260 and $17,023, respectively. Cash flows from operations consists primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and general, administration, sales and marketing expenses. The change in working capital is due to the timing of purchases of inventory and services, and when such expenditures are due to be paid.  The decrease for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is primarily attributable to a smaller decrease in prepaid facilities management rent and other assets, a smaller decrease in accounts receivable, and a larger decrease in accounts payable and accrued expenses in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Investing Activities

For the three months ended March 31, 2010 and 2009, net cash flows (used in) provided by investing activities were $5,769 and ($6,555), respectively.  Capital expenditures for the three months ended March 31, 2010 and 2009 were primarily for the acquisition of laundry equipment for new and renewed lease locations.  Cash flows provided by investing activities consist of the proceeds from the sale of Intirion Corporation.

Financing Activities

For the three months ended March 31, 2010 and 2009, net cash flows used in financing activities were $17,851 and $10,179, respectively. Cash flows used in financing activities consist of net reductions in bank borrowings, including the $8,000 reduction in the term loan from the proceeds of the sale of Intirion Corporation, and the payment of a cash dividend.  Cash flows provided by financing activities consist of proceeds from the exercise of options and the issuance of stock through the employee stock purchase program.

We have entered into standard International Swaps and Derivatives Association, or ISDA, interest rate Swap Agreements to manage the interest rate risk associated with our senior credit facilities. For a description of our interest rate Swap Agreements see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of March 31, 2010 is as follows:

			Interest on
Fiscal	Long-term	Interest on	variable rate	Facilites rent	Capital lease	Operating lease
Year	debt	senior notes	debt (1)	commitments	commitments	commitments	Total
2010(nine months)	$3,000	$5,719	$4,312	$12,790	$1,141	$2,509	$29,471
2011	4,000	11,438	4,176	12,983	995	2,979	$36,571
2012	4,000	11,438	3,989	10,933	586	2,567	$33,513
2013	82,537	11,438	3,805	8,751	313	2,124	$108,968
2014	—	11,438	—	7,022	14	1,868	$20,342
Thereafter	150,000	11,438	—	18,408	—	2,039	$181,885
Total	$243,537	$62,909	$16,282	$70,887	$3,049	$14,086	$410,750

(1)          Interest is calculated using the Company’s average interest rate at March 31, 2010.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at March 31, 2010.

(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Variable rate	$3,000	$4,000	$4,000	$82,537	$—	$—	$93,537
Average interest rate	4.61%	4.61%	4.61%	4.61%		—	4.61%

The Company has entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt.   The Swap Agreements effectively convert a portion of our variable rate debt to a long-term fixed rate. Under these agreements, we receive a variable rate of LIBOR plus a markup and pay a fixed rate.  On January 4, 2010, the Company entered into an interest rate swap agreement to manage the interest rate risk associated with its senior unsecured notes.  This swap agreement effectively converts a portion ($100 million) of our fixed rate senior unsecured notes to a variable rate. Under this agreement, the Company receives the fixed rate on our senior unsecured notes (7.625%) and pays a variable rate of LIBOR plus the applicable margin charged by the banks.

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The effective portion of the Swap Agreements that qualify for hedge accounting are included in Other Comprehensive Income in the period in which the change occurs while the ineffective portion, if any, is recognized in income in the period in which the change occurs.  During the first quarter of 2010 the Company lost hedge accounting treatment for one of its swap agreements.  Accordingly, $671 was reclassified as an earnings charge from Accumulated Other Comprehensive Income.  The remaining balance of $1,190 in Accumulated Other Comprehensive Income that is associated with this swap agreement will be charged against income through the maturity date of the swap agreement on April 1, 2013.  The change in the fair value of these contracts resulted in a loss of $242 and a gain of $62 for the three months ended March 31, 2010 and 2009, respectively.

The table below outlines the details of each remaining Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	March 31,	Expiration	Fixed
Origin	Amount	Amortizing	2010	Date	Rate

May 8, 2008	$45,000	Amortizing	$40,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$32,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%
January 4, 2010	$100,000	Fixed	$100,000	Aug 15, 2015	7.63%

In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. With regard to the Company’s floating to fixed rate swap agreements, if interest expense as calculated is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company.  If interest expense as calculated is greater based on the fixed rate, the Company pays the difference to the financial institution. With regard to the Company’s fixed to floating rate swap agreement, if interest expense as calculated is greater based on the 90-day LIBOR, the Company pays the difference to the financial institution.  If interest expense as calculated is greater based on the fixed rate, the financial institution pays the difference to the Company.

Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counter party to the Swap Agreements exposes the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated.  The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At March 31, 2010, the fair value of the Swap Agreements was a liability of $5,306.  This amount has been included in other liabilities on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2010 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ending March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.            Risk Factors

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.  The risks described in our annual report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.    Exhibits

10.1

Amendment No. 2 to Senior Secured Credit Agreement, dated as of January 8, 2010, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (10.1) (1)

10.2

Amendment No. 3 to Senior Secured Credit Agreement, dated as of February 5, 2010, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (10.1) (2)

10.3	Stock Purchase Agreement, dated as of February 5, 2010, between Mac-Gray Corporation and MF Acquisition Corp. (10.2) (2)
10.4	Mac-Gray Corporation Long Term Incentive Plan (10.44) (3) ***
10.5	Mac-Gray Corporation 2001 Employee Stock Purchase Plan (10.45) (3) ***
10.6	Mac-Gray Corporation Non-Employee Director Compensation Policy (filed herewith) ***
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

*** Management compensatory plan or arrangement

(1) Each exhibit marked by a (1) was previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2010 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

(2) Each exhibit marked by a (2) was previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2010 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

(3) Each exhibit marked by a (3) was previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2010 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-K.

(4) Filed herewith.

(5) Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
May 10, 2010	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal financial officer)