Form 10-Q
period 2010-06-30
MAC-GRAY CORP
filed 2010-08-06
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 6, 2010, 13,803,971 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.           Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	June 30,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$21,599	$14,192
Trade receivables, net of allowance for doubtful accounts	5,081	4,401
Inventory of finished goods, net	2,172	2,482
Deferred income taxes	559	559
Prepaid facilities management rent and other current assets	14,286	11,051
Current assets from discontinued operations	6,864	—
Total current assets	50,561	32,685
Property, plant and equipment, net	130,541	124,959
Goodwill	59,043	58,826
Intangible assets, net	208,499	201,814
Prepaid facilities management rent and other assets	11,199	10,371
Non-current assets from discontinued operations	4,433	—
Total assets	$464,276	$428,655

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,543	$4,533
Trade accounts payable	6,957	6,769
Accrued facilities management rent	21,075	20,011
Accrued expenses	17,778	13,952
Current liabilites from discontinued operations	3,087	—
Total current liabilities	54,440	45,265
Long-term debt and capital lease obligations	258,325	231,832
Deferred income taxes	39,159	39,466
Other liabilities	6,393	4,561
Non-current liabilities from discontinued operations	1,424	—
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock ($.01 par value, 5 million shares authorized no shares issued or outstanding)	—	—
Common stock ($.01 par value, 30 million shares authorized, 13,631,706 issued and 13,631,530 outstanding at December 31, 2009, and 13,798,735 issued and 13,798,559 outstanding at June 30, 2010)	136	138
Additional paid in capital	78,032	79,886
Accumulated other comprehensive loss	(2,048)	(1,986)
Retained earnings	28,417	29,495
	104,537	107,533
Less common stock in treasury, at cost (176 shares at December 31, 2009 and June 30, 2010)	(2)	(2)
Total stockholders’ equity	104,535	107,531
Total liabilities and stockholders’ equity	$464,276	$428,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Revenue:
Facilities management revenue	$76,035	$74,086	$157,206	$152,535
Laundry equipment sales	4,797	4,455	8,910	7,509
Total revenue	80,832	78,541	166,116	160,044

Cost of revenue:
Cost of facilities management revenue	52,936	51,579	105,923	103,994
Depreciation and amortization	12,218	11,424	24,420	22,575
Cost of laundry equipment sales	3,725	3,559	7,066	6,111
Total cost of revenue	68,879	66,562	137,409	132,680

Gross margin	11,953	11,979	28,707	27,364

Operating expenses:
General and administration	4,669	4,451	9,099	9,133
Sales and marketing	3,552	3,403	7,187	6,701
Depreciation and amortization	398	360	802	785
Gain on sale of assets, net	(74)	(78)	(501)	(113)
Incremental costs of proxy contests	593	138	971	235
Total operating expenses	9,138	8,274	17,558	16,741
Income from continuing operations	2,815	3,705	11,149	10,623
Interest expense, net	4,962	3,800	9,966	7,685
Gain related to derivative instruments, net	(439)	(1,965)	(501)	(1,723)
Income (loss) before provision for income taxes from continuing operations	(1,708)	1,870	1,684	4,661
Provision (benefit) for income taxes	(704)	641	804	1,960
Income (loss) from continuing operations, net	(1,004)	1,229	880	2,701
Income from discontinued operations, net	136	—	493	44
Loss from disposal of discontinued operations, net of taxes of $384	—	—	—	(294)
Net income (loss)	$(868)	$1,229	$1,373	$2,451
Earnings (loss) per share – basic - continuing operations	$(0.07)	$0.09	$0.07	$0.20
Earnings (loss) per share – diluted - continuing operations	$(0.07)	$0.09	$0.06	$0.19
Earnings (loss) per share – basic - discontinued operations	$0.01	$—	$0.04	$(0.02)
Earnings (loss) per share – diluted - discontinued operations	$0.01	$—	$0.04	$(0.02)
Earnings (loss) per share – basic	$(0.06)	$0.09	$0.10	$0.18
Earnings (loss) per share – diluted	$(0.06)	$0.09	$0.10	$0.17
Weighted average common shares outstanding - basic	13,498	13,791	13,452	13,734
Weighted average common shares outstanding - diluted	13,498	14,405	13,664	14,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other			Treasury Stock
	Number		Paid In	Comprehensive	Comprehensive	Retained	Number
	of shares	Value	Capital	Income (Loss)	Income	Earnings	of shares	Cost	Total

Balance, December 31, 2009	13,631,530	$136	$78,032	$(2,048)		$28,417	176	$(2)	$104,535
Net income	—	—	—	—	$2,451	2,451	—	—	$2,451
Other comprehensive income:
Unrealized gain on derivative instrument, net of tax of $39 (Note 3)	—	—	—	62	62	—	—	—	$62
Comprehensive income					$2,513
Options Exercised	54,601	1	316	—		—	—	—	$317
Stock issuance - Employee Stock Purchase Plan	13,208	—	116	—		—	—	—	$116
Stock compensation expense	—	—	1,310	—		—	—	—	$1,310
Cash dividends, $.10 per share	—	—	—	—		(1,372)	—	—	$(1,372)
Stock grants	99,220	1	112	—		(1)	—	—	$112
Balance, June 30, 2010	13,798,559	$138	$79,886	$(1,986)		$29,495	176	$(2)	$107,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended June 30,
	2009	2010
Cash flows from operating activities:
Net income	$1,373	$2,451
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	25,222	23,360
Increase in allowance for doubtful accounts and lease reserves	18	43
Gain on disposition of assets	(501)	(113)
Loss from disposal of discontinued operations	—	294
Stock grants	75	112
Non-cash derivative interest income	(501)	(1,723)
Deferred income taxes	1,833	391
Non-cash stock compensation	1,033	1,310
Excess tax benefits from share-based payment arrangements	(131)	—
Increase (decrease) in cash due to:
Decrease in accounts receivable	2,831	637
Increase in inventory	(436)	(310)
(Increase) decrease in prepaid facilities management rent and other assets	(405)	1,112
Increase (decrease) in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	1,287	(5,316)
Net cash flows used in operating activities from discontinued operations	(188)	(44)
Net cash flows provided by operating activities	31,510	22,204

Cash flows from investing activities:
Capital expenditures	(12,272)	(8,648)
Proceeds from sale of assets	951	304
Proceeds from disposal of discontinued operations	—	8,274
Net cash flows used in investing activities from discontinued operations	(178)	—
Net cash flows used in investing activities	(11,499)	(70)

Cash flows from financing activities:
Payments on capital lease obligations	(834)	(929)
Payments on acquisition note	(10,000)	—
Payments on 2008 secured revolving credit facility	(50,271)	(62,829)
Borrowings on 2008 secured revolving credit facility	40,452	44,906
Payments on 2008 secured term credit facility	(2,000)	(1,750)
Proceeds from exercise of stock options	628	317
Proceeds from issuance of common stock	159	116
Repurchase of common stock	(113)	—
Excess tax benefits from share-based payment arrangements	131	—
Cash dividend paid	—	(1,372)
Net cash flows from discontinued operations used to pay down 2008 secured term credit facility	—	(8,000)
Net cash flows used in financing activities	(21,848)	(29,541)

Decrease in cash and cash equivalents	(1,837)	(7,407)
Cash and cash equivalents, beginning of period	18,836	21,599
Cash and cash equivalents, end of period	$16,999	$14,192

Supplemental disclosure of non-cash investing and financing activities: During the six months ended June 30, 2009 and 2010, the Company acquired various vehicles under capital lease agreements totaling $926 and $1,099, respectively.

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

2. Long-Term Debt

The Company has a senior secured credit agreement (the “Secured Credit Agreement”) pursuant to which the Company may borrow up to $153,250 in the aggregate, including $23,250 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver.  The Term Loan requires quarterly principal payments of $750 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $15,750 due on April 1, 2013. This quarterly payment and remaining balance is reflective of the $8,000 payment made during the first quarter of 2010 on the term loan from the proceeds of the sale of Intirion Corporation. The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions contained therein, the Secured Credit Agreement gives the Company the option to establish additional term and/or revolving credit facilities thereunder, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

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

Under the Secured Credit Agreement, the Company is subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds.  The Company was in compliance with these and all other financial covenants at June 30, 2010.

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

As of June 30, 2010, there was $59,669 outstanding under the Revolver, $23,250 outstanding under the Term Loan and $1,380 in outstanding letters of credit.  The available balance under the Revolver was $68,951 at June 30, 2010. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at June 30, 2009 and 2010 were 4.57% and 4.76%, respectively, including the applicable spread paid to the banks.

On August 16, 2005, the Company issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay down senior bank debt.  The market value of these notes approximates book value at June 30, 2010.

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at June 30, 2010.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries, and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at June 30, 2010.

Capital lease obligations on the Company’s fleet of vehicles totaled $3,444 and $3,446 at June 30, 2009 and 2010, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2010 (six months)	$2,323
2011	4,195
2012	3,785
2013	75,938
2014	124
Thereafter	150,000
$236,365

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

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurments
	Balance at June 30, 2010	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (included in other liabilities)	$3,316	—	$3,316	—

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

The Company has also entered into an interest rate swap agreement to manage the interest rate risk associated with its senior unsecured notes.  This swap agreement effectively converts a portion ($100 million) of our fixed rate senior unsecured notes to a variable rate. Under this agreement, the Company receives the fixed rate on our senior unsecured notes (7.625%) and pays a variable rate of LIBOR plus the applicable margin charged by the banks. The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivatives are considered a Level 2 item.

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The effective portion of the Swap Agreements that qualify for hedge accounting is included in Other Comprehensive Income in the period in which the change occurs while the ineffective portion, if any, is recognized in income in the period in which the change occurs.  During the first quarter of 2010, the Company no longer qualified for hedge accounting treatment for one of its swap agreements.  Accordingly, $213 and $884 were reclassified as an earnings charge from Accumulated Other Comprehensive Income in the three and six months ended June 30, 2010, respectively.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

3. Fair Value Measurements (continued)

The remaining balance of $977 associated with this swap and included in Accumulated Other Comprehensive Income will be charged against income through the maturity date of the swap agreement on April 1, 2013.

The table below outlines the details of each remaining Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	June 30,	Expiration	Fixed
Origin	Amount	Amortizing	2010	Date	Rate

May 8, 2008	$45,000	Amortizing	$40,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$31,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%
January 4, 2010	$100,000	Fixed	$100,000	Aug 15, 2015	7.63%

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

The tables below display the impact the Company’s derivative instruments had on the Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010 and the Condensed Consolidated Income Statements for the three and six months ended June 30, 2009 and 2010.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

3.   Fair Value Measurements (continued)

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2009		June 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under Statement 133:
Interest rate contracts	Other liabilites	$3,337	Other liabilites	$2,258

Derivatives not designated as hedging instruments under Statement 133:
Interest rate contracts	Other liabilites	1,804	Other liabilites	1,058

Total derivatives		$5,141		$3,316

The Effect of Derivative Instruments on the Condensed Consolidated Income Statements

For the three months ended June 30, 2009 and 2010

Derivatives in Net Investment	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as	Location of Gain or (Loss) Recognized	Amount of Gain Recognized in Income on Derivative
Hedging	June 30,	June 30,	OCI into Income	June 30,	June 30,	Hedging	in Income on	June 30,	June 30,
Relationships	2009	2010	(Effective Portion)	2009	2010	Instruments	Derivative	2009	2010
Interest rate contracts	$840	$(188)	Gain (loss) related to derivative instruments	$—	$(213)	Interest rate contracts	Gain (loss) related to derivative instruments	$439	$2,178

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

3.   Fair Value Measurements (continued)

The Effect of Derivative Instruments on the Condensed Consolidated Income Statements

For the six months ended June 30, 2009 and 2010

Derivatives in Net Investment	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as	Location of Gain or (Loss) Recognized	Amount of Gain Recognized in Income on Derivative
Hedging	June 30,	June 30,	OCI into Income	June 30,	June 30,	Hedging	in Income on	June 30,	June 30,
Relationships	2009	2010	(Effective Portion)	2009	2010	Instruments	Derivative	2009	2010
Interest rate contracts	$1,049	$(783)	Gain (loss) related to derivative instruments	$—	$(884)	Interest rate contracts	Gain (loss) related to derivative instruments	$501	$2,607

The net of the amount reclassified from OCI and the unrealized gain recognized on the derivatives resulted in a gain of $439 and $1,965 for the three months ended June 30, 2009 and 2010, respectively and a gain of $501 and $1,723 for the six months ended June 30, 2009 and 2010, respectively.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Intangible Assets (continued)

	As of June 30, 2010
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$58,826		$58,826
	$58,826		$58,826
Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,980	61
Contract rights	237,948	54,889	183,059
Distribution rights	1,623	540	1,083
Deferred financing costs	6,798	3,237	3,561
	$264,460	$62,646	$201,814

Estimated future amortization expense of intangible assets consists of the following:

2010 (six months)	$6,553
2011	12,714
2012	12,441
2013	12,119
2014	12,014
Thereafter	130,820
$186,661

Amortization expense of intangible assets for the six months ended June, 2009 and 2010 was $6,574 and $6,624, respectively.

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

6.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2010	2009	2010

Income (loss) from continuing operations, net	$(1,004)	$1,229	$880	$2,701
Income (loss) from discontinued operations, net	136	—	493	(250)
Net income (loss)	$(868)	$1,229	$1,373	$2,451

Weighted average number of common shares outstanding - basic	13,498	13,791	13,452	13,734
Effect of dilutive securites:
Stock options and restricted stock units	—	614	212	513
Weighted average number of common shares outstanding - diluted	13,498	14,405	13,664	14,247

Earnings (loss) per share - basic - continuing operations	$(0.07)	$0.09	$0.07	$0.20
Earnings (loss) per share - diluted - continuing operations	$(0.07)	$0.09	$0.06	$0.19
Earnings (loss) per share - basic - discontinued operations	$0.01	$—	$0.04	$(0.02)
Earnings (loss) per share - diluted - discontinued operations	$0.01	$—	$0.04	$(0.02)
Net income (loss) per share - basic	$(0.06)	$0.09	$0.10	$0.18
Net income (loss) per share - diluted	$(0.06)	$0.09	$0.10	$0.17

There were 561 and 411 shares under option plans that were excluded from the computation of diluted earnings per share for the three months ended June 30, 2009 and 2010, respectively, and 536 and 682 shares under option plans that were excluded from the computation of diluted earnings per share for the six months ended June 30, 2009 and 2010, respectively, due to their anti-dilutive effects.

7.  Discontinued Operations

On February 5, 2010, the Company sold its MicroFridge(R) (Intirion Corporation) business to Danby Products. The transaction has been valued at approximately $11,500.  Danby Products paid Mac-Gray $8,500 in cash, and assumed existing liabilities and financial obligations of MicroFridge totaling approximately $3,000.  The operations and cash flows of this business have been eliminated from the ongoing operations of the Company as a result of this disposal transaction. Since the Company will not have any significant continuing involvement in the operations of this business, the Company has accounted for this business as a discontinued operation.  All current and prior period financial information has been classified to reflect Intirion Corporation as a discontinued operation.  The Company recorded a loss, net of taxes, as a result of this transaction, in the amount of $294.  Concurrent with this transaction, the Company paid $8,000 on its Term Loan.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

7.  Discontinued Operations (continued)

Included in the table below are the key financial items related to the discontinued operation:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2010	2009	2010

Revenue	$8,431	$—	$15,825	$2,200
Interest expense (1)	$66	$—	$131	$20

Income before provision for income taxes	$478	$—	$1,151	$173
Income taxes on income from discontinued operations	342	—	658	39
Income taxes on gain from disposal of discontinued operations	—	—	—	384
Income (loss) from discontinued operations, including loss on disposal of discontinued operations, net	$136	$—	$493	$(250)

(1)   Represents the amount of interest allocated to the discontinued operation as a result of a requirement to pay $8,000 on the Company’s Term Loan.  The average interest rate used to calculate this allocation was 3.3% and 2.5% for the three and six months ended June 30, 2009 and 2010, respectively.

8.  Stock Compensation

During the three months ended June 30, 2010, the Company granted restricted stock units covering 42 shares of stock with a fair market value on date of grant of $11.40 per share.  The restricted stock units vest over three years.

For the three and six months ended June 30, 2010, the Company incurred stock compensation expense of $692 and $1,503, respectively.  The allocation of stock compensation expense is consistent with the allocation of the participants’ salary and other compensation expenses.

At June 30, 2010, options for 739 shares and 201 restricted shares have been granted but have not yet vested.

9.  New Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal period has had or is expected to have a material impact on the Consolidated Financial Statements.

10.  Payment of dividends

On February 5, 2010, the Company’s Board of Directors approved the initiation of a quarterly dividend policy for its common stock.  The Company declared dividends of $0.05 per share payable on April 1, 2010 and July 1, 2010 to shareholders of record of the Company’s common stock as of the close of business on March 1, 2010 and June 16, 2010.  The dividends were paid prior to March 31, 2010 and June 30, 2010 and have been reflected in the current financial statements.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

11.  Repurchase of Common Stock

On April 29, 2009, the Company’s Board of Directors authorized a share repurchase program under which the Company was authorized to purchase up to an aggregate of $6,000 of its common stock.  With the cooperation of its lenders, the Company has amended its current secured credit agreement to allow for this program. The Company repurchased 10 shares under the plan at a total cash outlay of $113.  The share repurchase program expired April 30, 2010.

12.  Subsequent Events

The Company has reviewed subsequent events and concluded that no material subsequent events have occurred that are not accounted for in the accompanying financial statements or disclosed in the accompanying notes.

Item 2

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

Overview

On February 5, 2010, the Company sold its MicroFridge® (Intirion Corporation) business to Danby Products.  The following discussion excludes the financial results from our discontinued operations unless otherwise noted.  The results from all prior periods have been restated to conform to this presentation.

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

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base, and predictable capital needs.  For the three and six months ended June 30, 2010, our total revenue was $78,541 and $160,044, respectively. Approximately 94% and 95%, respectively, of our total revenue for the three and six month period was generated by our facilities management business.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of June 30, 2010, approximately 90% of our installed equipment base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases.  Accordingly, our capital needs are predictable and largely within our control.  For the three and six months ended June 30, 2010, we incurred $6,019 and $8,648 of capital expenditures, respectively. In addition, we made incentive payments of approximately $475 and $854, respectively, in the three and six months ended June 30, 2010 to property owners and property management companies in connection with obtaining our lease arrangements.

In addition, through our commercial equipment sales and services business, we generate revenue by selling commercial laundry equipment.  For the three and six months ended June 30, 2010, our commercial laundry equipment sales business generated approximately 6% and 5% of our total revenue and 7% and 5% of our gross margin, respectively.

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

Results of Operations (Dollars in thousands)

Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009.

The information presented below for the three and six months ended June 30, 2010 and 2009 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended June 30,
			Increase	%
	2009	2010	(Decrease)	Change
Laundry facilities management revenue	$76,035	$74,086	$(1,949)	-3%
Commercial laundry equipment sales revenue	4,797	4,455	(342)	-7%
Total revenue from continuing operations	$80,832	$78,541	(2,291)	-3%

	For the six months ended June 30,
			Increase	%
	2009	2010	(Decrease)	Change
Laundry facilities management revenue	$157,206	$152,535	$(4,671)	-3%
Commercial laundry equipment sales revenue	8,910	7,509	(1,401)	-16%
Total revenue from continuing operations	$166,116	$160,044	(6,072)	-4%

Revenue

Total revenue decreased by $2,291, or 3%, to $78,541 for the three months ended June 30, 2010 compared to $80,832 for the three months ended June 30, 2009. Total revenue decreased by $6,072, or 4%, to $160,044 for the six months ended June 30, 2010 compared to $166,116 for the six months ended June 30, 2009.

Laundry facilities management revenue.  Laundry facilities management revenue decreased by $1,949, or 3%, to $74,086 for the three months ended June 30, 2010 compared to $76,035 for the three months ended June 30, 2009. Laundry facilities management revenue decreased by $4,671, or 3%, to $152,535 for the six months ended June 30, 2010 compared to $157,206 for the six months ended June 30, 2009..  The decrease in revenue is attributable to the termination of contracts we have chosen not to renew due to their less than acceptable profitability and return on investment. These decreases are partially offset by the Company’s ability to add new higher margin contracts and the Company’s vend increase program.  The decrease in revenue is also the result of reduced usage of the Company’s equipment in several of the markets in which the Company conducts business as a result of increased apartment vacancy rates in these markets.  We expect continued vacancy rates above historical norms to continue to have a negative impact on our facilities management business in the near term. We track the change in revenue month over month and quarter over quarter in our markets to better understand the revenue trend for our multi-family housing customers. This analysis is used to enable us to respond to changing trends in different geographic markets and to enable us to better allocate capital spending.

Commercial laundry equipment sales revenue.  Revenue in the commercial laundry equipment sales business decreased by $342, or 7%, to $4,455 for the three months ended June 30, 2010 compared to $4,797 for the three months ended June 30, 2009.  Revenue in the commercial laundry equipment sales business decreased by $1,401, or 16%, to $7,509 for the six months ended June 30, 2010 compared to $8,910 for the six months ended June 30, 2009. Sales in the commercial laundry equipment sales business are sensitive to the strength of the local economy, the availability and cost of financing to small businesses, consumer confidence, and local permitting and therefore, tend to fluctuate significantly from period to period.  We anticipate that tight credit markets will continue to have an adverse effect on laundry equipment sales revenue.

Cost of revenue

Cost of laundry facilities management revenue.  Cost of laundry facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing equipment and costs of collecting, counting, and depositing facilities management revenue. Cost of laundry facilities management revenue decreased by $1,357, or 3%, to $51,579 for the three months ended June 30, 2010 as compared to $52,936 for the three months ended June 30, 2009.  Cost of laundry facilities management revenue decreased by $1,929, or 2%, to $103,994 for the six months ended June 30, 2010 as compared to $105,923 for the six months ended June 30, 2009. As a percentage of facilities management revenue, cost of facilities management revenue was 70% for the three months ended June 30, 2010 and 2009 and 68% and 67% for the six months ended June 30, 2010 and 2009, respectively.  Facilities management rent decreased 3% for the three and six months ended June 30, 2010, directly attributable to the decline in facilities management revenue. Facilities management rent as a percentage of facilities management revenue was 49.8% and 50% for the three months ended June 30, 2010 and 2009, respectively. Facilities management rent as a percentage of facilities management revenue was 48.8% for the six months ended June 30, 2010 and 2009. Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Other operating expenses decreased by $236 to $14,669 for the three months ended June 30, 2010 compared to $14,905 for the three months ended June 30, 2009. The decrease is primarily attributable to personnel related expenses.  Other operating expenses increased by $319 to $29,551 for the six months ended June 30, 2010 compared to $29,232 for the six months ended June 30, 2009.  The increase is the net result of an increase in parts and auto expenses and a decrease in personnel costs.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations decreased by $794, or 6%, to $11,424 for the three months ended June 30, 2010 as compared to $12,218 for the three months ended June 30, 2009. Depreciation and amortization related to operations decreased by $1,845, or 8%, to $22,575 for the six months ended June 30, 2010 as compared to $24,420 for the six months ended June 30, 2009. The decrease in depreciation and amortization for the three and six months ended June 30, 2010 as compared to the same period in 2009 is primarily attributable to the fact that most of the equipment we acquired as part of acquisitions we made in 2004 and 2005 was fully depreciated in 2009.  The pool of acquired equipment was assigned an average life of 5 years, some of which is still in service.

Cost of commercial laundry equipment sales.  Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment, and parts and supplies sold, as well as salaries, warehousing and distribution expenses.  Cost of commercial laundry equipment sales decreased by $166, or 4%, to $3,559 for the three months ended June 30, 2010 as compared to $3,725 for the three months ended June 30, 2009.  Cost of commercial laundry equipment sales decreased by $955, or 14%, to $6,111 for the six months ended June 30, 2010 as compared to $7,066 for the six months ended June 30, 2009.  As a percentage of sales, cost of product sold was 80% for the three months ended June 30, 2010, as compared to 78% for the three months ended June 30, 2009 and 81% for the six months ended June 30, 2010, as compared to 79% for the six months ended June 30, 2009. The gross margin in the commercial laundry equipment sales business unit decreased to 20% for the three-month period ended June 30, 2010 as compared to 22% for the same period in 2009 and to 19% for the six-month period ended June 30, 2010, as compared to 21% for the same period in 2009. The gross margin decrease is primarily due to a change in the mix of products sold.

Operating expenses

General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs.  General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs decreased by $860, or 9%, to $8,352 for the three months ended June 30, 2010 as compared to $9,212 for the three months ended June 30, 2009.  General, administration, sales and marketing, and related depreciation and amortization expense decreased by $1,205, or 7%, to $16,854 for the six months ended June 30, 2010 as compared to $18,059 for the six months ended June 30, 2009.  As a percentage of total revenue, these expenses were 11% for the three and six months ended June 30, 2010 and 2009. The decrease in expenses for the six months ended June 30, 2010 as compared to June 30, 2009 is primarily attributable to lower costs associated with the 2010 annual shareholders meetings and lower personnel related expenses.

Gain on sale of assets

The gain on sale of assets for the six months ended June 30, 2009 is primarily attributable to the gain of $403 on the sale of our facility in Tampa, Florida. Excluding that gain, the gains of $113 and $98 in the six months ended June 30, 2010 and 2009, respectively, are from the sale of vehicles and other fixed assets in the normal course of business.

Income from continuing operations

Income from continuing operations increased by $890, or 32%, to $3,705 for the three months ended June 30, 2010 compared to $2,815 for the three months ended June 30, 2009 and decreased by $526, or 5%, to $10,623 for the six months ended June 30, 2010 compared to $11,149 for the six months ended June 30, 2009 due primarily to the cumulative effect of the reasons discussed above.

Interest expense, net

Interest expense, net of interest income, decreased by $1,162, or 23%, to $3,800 for the three months ended June 30, 2010, as compared to $4,962 for the three months ended June 30, 2009. Fox the six months ended June 30, 2010 interest expense decreased by $2,281, or 23%, to $7,685 compared to $9,966 for the six months ended June 30, 2009. The decrease is due to lower outstanding debt balances resulting from our concerted effort to reduce interest-bearing debt, the $8,000 reduction in debt from the proceeds of the February 5, 2010 sale of Intirion Corporation and the interest savings achieved from the fixed to floating interest rate swap agreement we entered into during the first quarter of 2010 which effectively lowered the interest on $100,000 of our senior notes.

Gain/Loss related to derivative instruments

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The change in the fair value of these contracts resulted in a gain of $1,965 for the three months ended June 30, 2010, compared to a gain of $439 for the same period in 2009.  For the six months ended June 30, 2010, we recorded a gain of $1,723 compared to a gain of $501 for the six months ended June 30, 2009. Concurrent with the sale of Intirion Corporation, the Company made an additional payment on its term loan in the amount of $8,000. As a result of this payment, the Swap Agreement hedging the term loan no longer qualified for hedge accounting treatment.  Therefore, the change in the fair value of this Swap Agreement which had previously been included in Other Comprehensive Income, was recorded as an expense in the income statement in the amounts of $213 and $884 for three and six months ended June 30, 2010, respectively, and is included in the net gain of $1,965 and $1,723 for the three and six months ended June 30, 2010, respectively. This loss was offset by gains on our other swap agreements.

Provision for income taxes

The provision for income taxes increased by $1,345, or 191%, to $641 for the three months ended June 30, 2010 compared to a benefit of $704 for the three months ended June 30, 2009. The increase is the result of the pre-tax income of $1,870 for the three months ended June 30, 2010 compared to the pre-tax loss of $1,708 for the three months ended June 30, 2009.  The provision for income taxes increased by $1,156, or 144% to $1,960 for the six months ended June 30, 2010 compared to $804 for the six months ended June 30, 2009.  The effective tax rate decreased to 42% from 48% for the six months ended June 30, 2010, compared to the same period in 2009. The decrease in the effective rate is the result of increased pre-tax income without a corresponding increase in permanent tax differences in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The decrease in permanent tax differences as a percent of taxable income resulted in the lower tax rate.

Net income

As a result of the foregoing, net income increased by $2,233, or 222% to $1,229 for the three months ended June 30, 2010 compared to a loss of $1,004 for the same period ended June 30, 2009. Net income increased by $1,821, or 207%, to $2,701 for the six months ended June 30, 2010 compared to $880 for the same period ended June 30, 2009.

Income from discontinued operations

Income from discontinued operations, excluding loss on disposal, decreased by $449, or 91%, to $44 for the six months ended June 30, 2010 as compared to $493 for the six months ended June 30, 2009.

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

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving credit facility described below.  Capital requirements for the year ending December 31, 2010, including contract incentive payments, are currently expected to be between $27,000 and $30,000.  In the six months ended June 30, 2010, spending on capital expenditures and contract incentives totaled $9,502.  The capital expenditures for 2010 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

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

For the six months ended June 30, 2010, our source of cash was from operating activities and proceeds from the sale of Intirion Corporation.  Our primary uses of cash for the six months ended June 30, 2010 were the reduction of debt, the purchase of new laundry equipment, the semi-annual interest payment on our senior notes and the payment of dividends. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, debt service, and capital expenditures.

Our senior secured credit agreement (the “Secured Credit Agreement”) provides that we may borrow up to $153,250 in the aggregate, including $23,250 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver.  The Term Loan requires quarterly principal payments of $750 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $15,750 due on April 1, 2013. This quarterly payment and remaining balance is reflective of the $8,000 payment made on the Term Loan from the proceeds of the sale of Intirion Corporation.  The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions, the Secured Credit Agreement gives the Company the option to establish additional term and/or revolving credit facilities thereunder, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

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

The obligations under the Secured Credit Agreement are guaranteed by our subsidiaries and collateralized by (i) a pledge of 100% of the ownership interests in the subsidiaries, and (ii) a first-priority security interest in substantially all our tangible and intangible assets.

Under the Secured Credit Agreement, we are subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds.  We were in compliance with these and all other financial covenants at June 30, 2010.

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

As of June 30, 2010, there was $59,669 outstanding under the Revolver, $23,250 outstanding under the Term Loan and $1,380 in outstanding letters of credit.  The available balance under the Revolver was $68,951 at June 30, 2010. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at June 30, 2009 and 2010 were 4.57% and 4.76%, respectively, including the applicable spread paid to the banks.

On August 16, 2005, we issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay down senior bank debt.  The market value of these notes approximates book value at June 30, 2010.

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

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at June 30, 2010.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at June 30, 2010.

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

Operating Activities

For the six months ended June 30, 2010 and 2009, net cash flows provided by operating activities was $22,204 and $31,510, respectively. Cash flows from operations consists primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and general, administration, sales and marketing expenses. The change in working capital is due to the timing of purchases of inventory and services, and when such expenditures are due to be paid.  The decrease for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 is attributable to a decrease in depreciation expense, a decrease in accounts payable and accrued expenses, a smaller decrease in accounts receivable and an increase in non-cash income related to derivatives in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Investing Activities

For the six months ended June 30, 2010 and 2009, net cash flows used in investing activities was $70 and $11,499, respectively.  Capital expenditures for the six months ended June 30, 2010 and 2009 were $8,648 and $12,272, respectively, primarily for the acquisition of laundry equipment for new and renewed lease locations.  Cash flows of $8,274 in the six months ended June 30, 2010 provided by investing activities consist of the proceeds from the sale of Intirion Corporation.

Financing Activities

For the six months ended June 30, 2010 and 2009, net cash flows used in financing activities was $29,541 and $21,848, respectively. Cash flows used in financing activities consist of net reductions in bank borrowings and for the six months ended June 30, 2010 include the $8,000 reduction in the Term Loan from the proceeds of the sale of Intirion Corporation, and the payment of cash dividends.  Cash flows provided by financing activities consist of proceeds from the exercise of options and the issuance of stock through the employee stock purchase program.

We have entered into standard International Swaps and Derivatives Association, or ISDA, interest rate Swap Agreements to manage the interest rate risk associated with our senior credit facilities. For a description of our interest rate Swap Agreements see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of June 30, 2010 is as follows:

			Interest on
Fiscal	Long-term	Interest on	variable rate	Facilites rent	Capital lease	Operating lease
Year	debt	senior notes	debt (1)	commitments	commitments	commitments	Total
2010(six months)	$1,500	$5,719	$1,973	$8,381	$823	$1,744	$20,140
2011	3,000	11,438	3,876	13,185	1,195	3,049	$35,743
2012	3,000	11,438	3,733	11,274	785	2,640	$32,870
2013	75,419	11,438	3,590	9,055	519	2,159	$102,180
2014	—	11,438	—	7,276	124	1,868	$20,706
Thereafter	150,000	11,438	—	18,711	—	2,049	$182,198
Total	$232,919	$62,909	$13,172	$67,882	$3,446	$13,509	$393,837

(1)      Interest is calculated using the Company’s average interest rate at June 30, 2010.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at June 30, 2010.

(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Variable rate	$1,500	$3,000	$3,000	$75,419	$—	$—	$82,919
Average interest rate	4.76%	4.76%	4.76%	4.76%		—	4.76%

We have entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with our debt. The Swap Agreements effectively convert a portion of our variable rate debt to a long-term fixed rate. Under these agreements, we receive a variable rate of LIBOR plus a markup and pay a fixed rate.

We have also entered into an interest rate swap agreement to manage the interest rate risk associated with our senior unsecured notes. This swap agreement effectively converts a portion ($100 million) of our fixed rate senior unsecured notes to a variable rate. Under this agreement, we receive the fixed rate on our senior unsecured notes (7.625%) and pay a variable rate of LIBOR plus the applicable margin charged by the banks.

Certain of our Swap Agreements qualify as cash flow hedges while others do not. The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The effective portion of the Swap Agreements that qualify for hedge accounting is included in Other Comprehensive Income in the period in which the change occurs while the ineffective portion, if any, is recognized in income in the period in which the change occurs. During the first quarter of 2010, the Company no longer qualified for hedge accounting treatment for one of its swap agreements. Accordingly, $213 and $884 have been reclassified as an earnings charge from Accumulated Other Comprehensive Income for the three and six months ended June 30, 2010. The remaining balance of $977 in Accumulated Other Comprehensive Income that is associated with this swap agreement will be charged against income through the maturity date of the swap agreement on April 1, 2013. The change in the fair value of these contracts resulted in a gain of $439 and $1,965 for the three months ended June 30, 2009 and 2010, respectively, and a gain of $501 and $1,723 for the six months ended June 30, 2009 and 2010, respectively.

The table below outlines the details of each remaining Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	June 30,	Expiration	Fixed
Origin	Amount	Amortizing	2010	Date	Rate

May 8, 2008	$45,000	Amortizing	$40,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$31,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%
January 4, 2010	$100,000	Fixed	$100,000	Aug 15, 2015	7.63%

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

Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counter party to the Swap Agreements exposes the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated. The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At June 30, 2010, the fair value of the Swap Agreements was a liability of $3,316. This amount has been included in other liabilities on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2010 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits

10.1	Amendment No. 1 to Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.1) (1) ***
10.2	Form of Restricted Stock Unit Agreement for awards under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (2) ***
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

*** Management compensatory plan or arrangement

(1) Each exhibit marked by a (1) was previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2010 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

(2) Filed herewith.

(3) Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
August 6, 2010	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief Financial Officer and Treasurer
(On behalf of registrant and as principal financial officer)