Form 10-Q
period 2010-09-30
MAC-GRAY CORP
filed 2010-11-05
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 3, 2010, 13,821,984 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.           Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	September 30,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$21,599	$13,003
Trade receivables, net of allowance for doubtful accounts	5,081	6,523
Inventory of finished goods, net	2,172	2,334
Deferred income taxes	559	559
Prepaid facilities management rent and other current assets	14,286	9,877
Current assets from discontinued operations	6,864	—
Total current assets	50,561	32,296
Property, plant and equipment, net	130,541	125,768
Goodwill	59,043	58,717
Intangible assets, net	208,499	198,478
Prepaid facilities management rent and other assets	11,199	10,144
Non-current assets from discontinued operations	4,433	—
Total assets	$464,276	$425,403

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,543	$4,549
Trade accounts payable	6,957	6,752
Accrued facilities management rent	21,075	20,193
Accrued expenses	17,778	15,810
Current liabilites from discontinued operations	3,087	—
Total current liabilities	54,440	47,304
Long-term debt and capital lease obligations	258,325	227,199
Deferred income taxes	39,159	38,991
Other liabilities	6,393	3,349
Non-current liabilities from discontinued operations	1,424	—
Commitments and contingencies (Note 5)	—	—
Total liabilities	359,741	316,843

Stockholders’ equity:
Preferred stock ($.01 par value, 5,000,000 shares authorized, no shares issued or outstanding)	—	—
Common stock ($.01 par value, 30,000,000 shares authorized, 13,631,706 issued and 13,631,530 outstanding at December 31, 2009, and 13,818,927 issued and 13,818,751 outstanding at September 30, 2010)	136	138
Additional paid in capital	78,032	80,772
Accumulated other comprehensive loss	(2,048)	(1,938)
Retained earnings	28,417	29,590
	104,537	108,562
Less common stock in treasury, at cost (176 shares at December 31, 2009 and September 30, 2010)	(2)	(2)
Total stockholders’ equity	104,535	108,560
Total liabilities and stockholders’ equity	$464,276	$425,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenue:
Facilities management revenue	$74,816	$73,882	$232,022	$226,417
Laundry equipment sales	3,548	4,359	12,458	11,868
Total revenue from continuing operations	78,364	78,241	244,480	238,285

Cost of revenue:
Cost of facilities management revenue	51,757	50,839	157,680	154,833
Depreciation and amortization	12,210	11,687	36,630	34,262
Cost of laundry equipment sales	2,856	3,357	9,922	9,468
Total cost of revenue	66,823	65,883	204,232	198,563

Gross margin	11,541	12,358	40,248	39,722

Operating expenses:
General and administration	4,442	4,499	13,541	13,632
Sales and marketing	3,565	3,483	10,752	10,184
Depreciation and amortization	402	378	1,204	1,163
Gain on sale of assets, net	(75)	(95)	(576)	(208)
Incremental costs of proxy contests	—	—	971	235
Total operating expenses	8,334	8,265	25,892	25,006
Income from continuing operations	3,207	4,093	14,356	14,716
Interest expense, including the change in the fair value of non-hedged derivative instruments	4,754	2,690	14,219	8,652
Income (loss) before provision for income taxes from continuing operations	(1,547)	1,403	137	6,064
Provision (benefit) for income taxes	(813)	577	(9)	2,537
Income (loss) from continuing operations, net	(734)	826	146	3,527
Income from discontinued operations, net	348	—	841	44
Loss from disposal of discontinued operations, net of taxes of $384	—	—	—	(294)
Net income (loss)	$(386)	$826	$987	$3,277
Earnings (loss) per share - basic - continuing operations	$(0.05)	$0.06	$0.01	$0.26
Earnings (loss) per share - diluted - continuing operations	$(0.05)	$0.06	$0.01	$0.25
Earnings (loss) per share - basic - discontinued operations	$0.03	$—	$0.06	$(0.02)
Earnings (loss) per share - diluted - discontinued operations	$0.03	$—	$0.06	$(0.02)
Earnings (loss) per share - basic	$(0.03)	$0.06	$0.07	$0.24
Earnings (loss) per share - diluted	$(0.03)	$0.06	$0.07	$0.23
Weighted average common shares outstanding - basic	13,587	13,807	13,498	13,759
Weighted average common shares outstanding - diluted	13,587	14,402	13,895	14,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other			Treasury Stock
	Number		Paid In	Comprehensive	Comprehensive	Retained	Number
	of shares	Value	Capital	Income (Loss)	Income	Earnings	of shares	Cost	Total

Balance, December 31, 2009	13,631,530	$136	$78,032	$(2,048)		$28,417	176	$(2)	$104,535
Net income	—	—	—	—	$3,277	3,277	—	—	$3,277
Other comprehensive income:
Unrealized gain on derivative instrument, net of tax of $69 (Note 3)	—	—	—	110	110	—	—	—	$110
Comprehensive income					$3,387
Options Exercised	56,968	1	332	—		—	—	—	$333
Stock issuance - Employee
Stock Purchase Plan	25,821	—	246	—		—	—	—	$246
Stock compensation expense	—	—	1,950	—		—	—	—	$1,950
Dividends paid, $.15 per share	—	—	40	—		(2,103)	—	—	$(2,063)
Stock grants	104,608	1	172	—		(1)	—	—	$172
Balance, September 30, 2010	13,818,927	$138	$80,772	$(1,938)		$29,590	176	$(2)	$108,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended September 30,
	2009	2010
Cash flows from operating activities:
Net income	$987	$3,277
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	37,834	35,425
Increase in allowance for doubtful accounts and lease reserves	19	65
Gain on disposition of assets	(576)	(208)
Loss from disposal of discontinued operations	—	294
Stock grants	131	172
Unrealized derivative instrument income	(558)	(2,812)
Deferred income taxes	1,706	(42)
Non-cash stock compensation	1,628	1,950
Excess tax benefits from share-based payment arrangements	(131)	—
Increase (decrease) in cash due to:
(Increase) decrease in accounts receivable	1,517	(1,507)
(Increase) decrease in inventory	319	(162)
Decrease in prepaid facilities management rent and other assets	127	1,728
Decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	(754)	(3,271)
Net cash flows used in operating activities from discontinued operations	(396)	(44)
Net cash flows provided by operating activities	41,853	34,865

Cash flows from investing activities:
Capital expenditures	(17,067)	(16,750)
Proceeds from sale of assets	1,111	461
Proceeds from disposal of discontinued operations	—	8,274
Net cash flows used in investing activities from discontinued operations	(305)	—
Net cash flows used in investing activities	(16,261)	(8,015)

Cash flows from financing activities:
Payments on capital lease obligations	(1,268)	(1,392)
Payments on acquisition note	(10,000)	—
Payments on 2008 secured revolving credit facility	(92,607)	(110,500)
Borrowings on 2008 secured revolving credit facility	77,540	88,430
Payments on 2008 secured term credit facility	(3,000)	(2,500)
Proceeds from exercise of stock options	696	333
Proceeds from issuance of common stock	364	246
Repurchase of common stock	(113)	—
Excess tax benefits from share-based payment arrangements	131	—
Cash dividend paid	—	(2,063)
Net cash flows from discontinued operations used to pay down 2008 secured term credit facility	—	(8,000)
Net cash flows used in financing activities	(28,257)	(35,446)

Decrease in cash and cash equivalents	(2,665)	(8,596)
Cash and cash equivalents, beginning of period	18,836	21,599
Cash and cash equivalents, end of period	$16,171	$13,003

Supplemental disclosure of non-cash investing and financing activities: during the nine months ended September 30, 2009 and 2010, the Company acquired various vehicles under capital lease agreements totaling $1,495 and $1,842, respectively.

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

2. Long-Term Debt

The Company has a senior secured credit agreement (the “Secured Credit Agreement”) pursuant to which the Company may borrow up to $152,500 in the aggregate, including $22,500 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver.  The Term Loan requires quarterly principal payments of $750 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $15,750 due on April 1, 2013. This quarterly payment and remaining balance is reflective of the $8,000 payment made during the first quarter of 2010 on the term loan from the proceeds of the sale of Intirion Corporation. The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions contained therein, the Secured Credit Agreement gives the Company the option to establish additional term and/or revolving credit facilities thereunder, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

Borrowings outstanding under the Secured Credit Agreement bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 2.00% to 2.50% per annum (currently 2.00%), determined by reference to the Company’s senior secured leverage ratio, and (ii) in the case of base rate loans and Swingline Loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 1.00% to 1.50% per annum (currently 1.00%), determined by reference to the Company’s  senior secured leverage ratio.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

2. Long-Term Debt (continued)

The obligations under the Secured Credit Agreement are guaranteed by the Company’s subsidiaries and collateralized by (i) a pledge of 100% of the ownership interests in the subsidiaries, and (ii) a first-priority security interest in substantially all our tangible and intangible assets.

Under the Secured Credit Agreement, the Company is subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds.  The Company was in compliance with these and all other financial covenants at September 30, 2010.

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

The Company pays a commitment fee equal to a percentage of the actual daily unused portion of the Secured Revolver under the Secured Credit Agreement.  This percentage, currently 0.300% per annum, is determined quarterly by reference to the senior secured leverage ratio and will range between 0.300% per annum and 0.500% per annum.

As of September 30, 2010, there was $55,522 outstanding under the Revolver, $22,500 outstanding under the Term Loan and $1,380 in outstanding letters of credit.  The available balance under the Revolver was $73,098 at September 30, 2010. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at September 30, 2009 and 2010 were 4.45% and 4.40%, respectively, including the applicable spread paid to the banks.

On August 16, 2005, the Company issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay down senior bank debt.  The market value of these notes approximates book value at September 30, 2010.

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

As of September 30, 2010, the Company had not redeemed any of its senior notes.

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at September 30, 2010.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries, and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at September 30, 2010.

Capital lease obligations on the Company’s fleet of vehicles totaled $3,276 and $3,726 at December 31, 2009 and September 30, 2010, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2010 (three months)	$1,192
2011	4,379
2012	3,952
2013	71,961
2014	264
Thereafter	150,000
$231,748

The Company historically has not needed sources of financing other than its internally generated cash flow and revolving credit facilities to fund its working capital, capital expenditures, and smaller acquisitions. As a result, the Company anticipates that its cash flow from operations and revolving credit facilities will be sufficient to meet its anticipated cash requirements for at least the next twelve months.

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

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurments
	Balance at September 30, 2010	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (included in other liabilities)	$2,150	—	$2,150	—

The Company has entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (the “Swap Agreements”) to manage the interest rate risk associated with its debt.   The Swap Agreements effectively convert a portion of the Company’s variable rate debt to a long-term fixed rate. Under these agreements the Company receives a variable rate of LIBOR plus a markup and pays a fixed rate.

The Company has also entered into an interest rate swap agreement to manage the interest rate risk associated with its senior unsecured notes.  This swap agreement effectively converts a portion ($100 million) of our fixed rate senior unsecured notes to a variable rate. Under this agreement the Company receives the fixed rate on our senior unsecured notes (7.625%) and pays a variable rate of LIBOR plus the applicable margin charged by the banks. The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivatives are considered a Level 2 item.

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not.  The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The effective portion of the Swap Agreements that qualify for hedge accounting is included in Other Comprehensive Income in the period in which the change occurs, while the ineffective portion, if any, is recognized in income in the period in which the change occurs.  During the first quarter of 2010 the Company no longer qualified for hedge accounting treatment for one of its

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

3.     Fair Value Measurements (continued)

swap agreements.  Accordingly, $199 and $1,083 were reclassified as an earnings charge from Accumulated Other Comprehensive Income in the three and nine months ended September 30, 2010, respectively.

The remaining balance of $778 associated with this swap and included in Accumulated Other Comprehensive Income will be charged against income through the maturity date of the swap agreement on April 1, 2013.

The table below outlines the details of each remaining Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	September 30,	Expiration	Fixed
Origin	Amount	Amortizing	2010	Date	Rate

May 8, 2008	$45,000	Amortizing	$40,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$30,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%
January 4, 2010	$100,000	Fixed	$100,000	Aug 15, 2015	7.63%

In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. With regard to the Company’s floating to fixed rate swap agreements, if interest expense, as calculated, is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company.  If interest expense, as calculated, is greater based on the fixed rate, the Company pays the difference to the financial institution. With regard to the Company’s fixed to floating rate swap agreement, if interest expense, as calculated, is greater based on the 90-day LIBOR, the Company pays the difference to the financial institution.  If interest expense, as calculated, is greater based on the fixed rate, the financial institution pays the difference to the Company.

Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counterparty to the Swap Agreements exposes the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated.

The tables below display the impact the Company’s derivative instruments had on the Condensed Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010 and the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2009 and 2010.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

3.   Fair Value Measurements (continued)

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2009		September 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under Statement 133:
Interest rate contracts	Other liabilites	$3,337	Other liabilites	$2,380

Derivatives not designated as hedging instruments under Statement 133:
Interest rate contracts	Other liabilites	1,804	Other liabilites	(230)

Total derivatives		$5,141		$2,150

The Effect of Derivative Instruments on the Condensed Consolidated Income Statements

for the three months ended September 30, 2009 and 2010

Derivatives in Net Investment	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as	Location of Gain or (Loss) Recognized	Amount of Gain Recognized in Income on Derivative
Hedging Relationships	September 30 2009,	September 30, 2010	OCI into Income (Effective Portion)	September 30, 2009	September 30, 2010	Hedging Instruments	in Income on Derivative	September 30, 2009	September 30, 2010
Interest rate contracts	$(292)	$(122)	Interest expense, including the change in the fair value of derivative instruments	$—	$(199)	Interest rate contracts	Interest expense, including the change in the fair value of derivative instruments	$57	$1,288

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

3.   Fair Value Measurements (continued)

The Effect of Derivative Instruments on the Condensed Consolidated Income Statements

for the nine months ended September 30, 2009 and 2010

Derivatives in Net Investment	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as	Location of Gain or (Loss) Recognized	Amount of Gain Recognized in Income on Derivative
Hedging Relationships	September 30, 2009	September 30, 2010	OCI into Income (Effective Portion)	September 30, 2009	September 30, 2010	Hedging Instruments	in Income on Derivative	September 30, 2009	September 30, 2010
Interest rate contracts	$757	$(904)	Interest expense, including the change in the fair value of derivative instruments	$—	$(1,083)	Interest rate contracts	Interest expense, including the change in the fair value of derivative instruments	$558	$3,895

The net of the amount reclassified from Other Comprehensive Income and the unrealized gain recognized on the derivatives resulted in a gain of $57 and $1,089 for the three months ended September 30, 2009 and 2010, respectively, and a gain of $558 and $2,812 for the nine months ended September 30, 2009 and 2010, respectively.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Intangible Assets (continued)

	As of September 30, 2010
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$58,717		$58,717
	$58,717		$58,717
Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,987	54
Contract rights	237,918	57,929	179,989
Distribution rights	1,623	581	1,042
Deferred financing costs	6,798	3,455	3,343
	$264,430	$65,952	$198,478

Estimated future amortization expense of intangible assets consists of the following:

2010 (three months)	$3,275
2011	12,714
2012	12,441
2013	12,119
2014	12,014
Thereafter	130,792
$183,355

Amortization expense of intangible assets for the nine months ended September 30, 2009 and 2010 was $9,856 and $9,930, respectively.

Intangible assets primarily consist of various non-compete agreements, customer lists and contract rights recorded in connection with acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from five to fifteen years. Customer lists are amortized using the straight-line method over fifteen years. Contract rights are amortized using the straight-line method over fifteen to twenty years. The life assigned to acquired contracts is based on several factors, including:  (i) the historical renewal rate of the contract portfolio for the most recent years prior to the acquisition, (ii) the number of years the average contract has been in the contract portfolio, (iii) the overall level of customer satisfaction within the contract portfolio, and (iv) our ability to maintain comparable renewal rates in the future. The contract rights acquired are aggregated for purposes of calculating their fair value upon acquisition due to the fact that there are thousands of individual contracts in each market. No single contract accounts for more than 2% of the revenue of any acquired portfolio and the contracts are homogeneous. The fair values of acquired portfolios are established based upon discounted cash flows generated by the acquired contracts.  The fair values of the contracts are allocated to asset groups, comprised of the Company’s geographic markets, based on an estimate of relative fair value.

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

6.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010

Income (loss) from continuing operations, net	$(734)	$826	$146	$3,527
Income (loss) from discontinued operations, net	348	—	841	(250)
Net income (loss)	$(386)	$826	$987	$3,277

Weighted average number of common shares outstanding - basic	13,587	13,807	13,498	13,759
Effect of dilutive securites:
Stock options and restricted stock units	—	595	397	538
Weighted average number of common shares outstanding - diluted	13,587	14,402	13,895	14,297

Earnings (loss) per share - basic - continuing operations	$(0.05)	$0.06	$0.01	$0.26
Earnings (loss) per share - diluted - continuing operations	$(0.05)	$0.06	$0.01	$0.25
Earnings (loss) per share - basic - discontinued operations	$0.03	$—	$0.06	$(0.02)
Earnings (loss) per share - diluted - discontinued operations	$0.03	$—	$0.06	$(0.02)
Net income (loss) per share - basic	$(0.03)	$0.06	$0.07	$0.24
Net income (loss) per share - diluted	$(0.03)	$0.06	$0.07	$0.23

There were 873 and 963 shares under option plans that were excluded from the computation of diluted earnings per share for the three months ended September 30, 2009 and 2010, respectively, and 837 and 952 shares under option plans that were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2009 and 2010, respectively, due to their anti-dilutive effects.

7.  Discontinued Operations

On February 5, 2010, the Company sold its MicroFridge® (Intirion Corporation) business to Danby Products. The transaction has been valued at approximately $11,500.  Danby Products paid Mac-Gray $8,500 in cash and assumed existing liabilities and financial obligations of MicroFridge totaling approximately $3,000.  The operations and cash flows of this business have been eliminated from the ongoing operations of the Company as a result of this disposal transaction. Since the Company will not have any significant continuing involvement in the operations of this business, the Company has accounted for this business as a discontinued operation.  All current and prior period financial information has been classified to reflect Intirion Corporation as a discontinued operation.  The Company recorded a loss, net of taxes, as a result of this transaction, in the amount of $294.  Concurrent with this transaction, the Company paid $8,000 on its Term Loan.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

7.  Discontinued Operations (continued)

Included in the table below are the key financial items related to the discontinued operation:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010

Revenue	$9,031	$—	$24,856	$2,200
Interest expense, net (1)	$17	$—	$48	$20

Income before provision for income taxes	$610	$—	$1,761	$173
Income taxes on income from discontinued operations	262	—	920	39
Income taxes on gain from disposal of discontinued operations	—	—	—	384
Income (loss) from discontinued operations, including loss on disposal of discontinued operations, net	$348	$—	$841	$(250)

(1)   Includes interest expense allocated to the discontinued operation as a result of a requirement to pay $8,000 on the Company’s Term Loan.  The average interest rate used to calculate this allocation was 3.3% and 2.5% for the three and nine months ended September 30, 2009 and 2010, respectively.

8.  Stock Compensation

For the three and nine months ended September 30, 2010, the Company incurred stock compensation expense of $804 and $2,307, respectively.  The allocation of stock compensation expense is consistent with the allocation of the participants’ salary and other compensation expenses.

At September 30, 2010, options for 731 shares and 202 restricted shares have been granted but have not yet vested.

9.  New Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal period has had or is expected to have a material impact on the Consolidated Financial Statements.

10.  Payment of dividends

On February 5, 2010, the Company’s Board of Directors approved the initiation of a quarterly dividend policy for its common stock.  The Company declared dividends of $0.05 per share payable on April 1, 2010, July 1, 2010, and October 1, 2010 to shareholders of record of the Company’s common stock as of the close of business on March 1, 2010, June 16, 2010, and September 15, 2010, respectively.  All dividends were paid prior to September 30, 2010 and have been reflected in the current financial statements.

11.  Subsequent Events

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

In this Quarterly Report on Form 10-Q, unless the context suggest otherwise, references to the “Company,” “Mac-Gray,” “we,” “us,” “our” and similar terms refer to Mac-Gray Corporation and its subsidiaries.  We have registered, applied to register or are using the following trademarks: Mac-Gray®, Web®, Hof™, Automatic Laundry Company™, LaundryView®, PrecisionWash™, Intelligent Laundry Systems®, LaundryLinx™, TechLinx™, VentSnake™, LaundryAudit™, e-issues™ and Life Just Got Easier®. The following are trademarks of parties other than us: Maytag®, Whirlpool®, Amana®, Magic Chef®, KitchenAid®, and Estate®.

Overview

On February 5, 2010 the Company sold its MicroFridge® (Intirion Corporation) business to Danby Products.  The following discussion excludes the financial results from our discontinued operations unless otherwise noted.  The results from all prior periods have been restated to conform to this presentation.

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

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base, and predictable capital needs.  For the three and nine months ended September 30, 2010, our total revenue was $78,241 and $238,285, respectively. Approximately 94% and 95% of our total revenue for the three and nine month period, respectively, was generated by our facilities management business.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of September 30, 2010, approximately 90% of our installed equipment base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases. Accordingly, our capital needs are predictable and largely within our control.  For the three and nine months ended September 30, 2010, we incurred $8,102 and $16,750 of capital expenditures, respectively. In addition, we made incentive payments of approximately $753 and $1,607, respectively, in the three and nine months ended September 30, 2010 to property owners and property management companies in connection with obtaining our lease arrangements.

In addition, through our commercial equipment sales and services business, we generate revenue by selling commercial laundry equipment.  For the three and nine months ended September 30, 2010, our commercial laundry equipment sales business generated approximately 6% and 5% of our total revenue, and 8% and 6% of our gross margin, respectively.

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

Results of Operations (Dollars in thousands)

Three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009.

The information presented below for the three and nine months ended September 30, 2010 and 2009 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended September 30,
			Increase	%
	2009	2010	(Decrease)	Change
Facilities management revenue	$74,816	$73,882	$(934)	-1%
Commercial laundry equipment sales revenue	3,548	4,359	811	23%
Total revenue from continuing operations	$78,364	$78,241	(123)	0%

	For the nine months ended September 30,
			Increase	%
	2009	2010	(Decrease)	Change
Facilities management revenue	$232,022	$226,417	$(5,605)	-2%
Commercial laundry equipment sales revenue	12,458	11,868	(590)	-5%
Total revenue from continuing operations	$244,480	$238,285	(6,195)	-3%

Revenue

Total revenue decreased by $123, or less than 1%, to $78,241 for the three months ended September 30, 2010 compared to $78,364 for the three months ended September 30, 2009. Total revenue decreased by $6,195, or 3%, to $238,285 for the nine months ended September 30, 2010 compared to $244,480 for the nine months ended September 30, 2009.

Facilities management revenue.  Facilities management revenue decreased by $934, or 1%, to $73,882 for the three months ended September 30, 2010 compared to $74,816 for the three months ended September 30, 2009. Facilities management revenue decreased by $5,605, or 2%, to $226,417 for the nine months ended September 30, 2010 compared to $232,022 for the nine months ended September 30, 2009. The decrease in revenue is attributable to the termination of contracts we have chosen not to renew due to their less than acceptable profitability and return on investment.  These decreases are partially offset by the Company’s ability to add new higher margin contracts and the Company’s vend increase program.  The decrease in revenue is also the result of reduced usage of the Company’s equipment in several of the markets in which the Company conducts business as a result of increased apartment vacancy rates in these markets.  We expect vacancy rates above historical norms to continue to have a negative impact on our facilities management business in the near term. We track the change in revenue month over month and quarter over quarter in our markets to better understand the revenue trend for our multi-family housing customers. This analysis is used to enable us to respond to changing trends in different geographic markets and to enable us to better allocate capital spending.

Laundry equipment sales.  Revenue in the commercial laundry equipment sales business increased by $811, or 23%, to $4,359 for the three months ended September 30, 2010 compared to $3,548 for the three months ended September 30, 2009.  Revenue in the commercial laundry equipment sales business decreased by $590, or 5%, to $11,868 for the nine months ended September 30, 2010 compared to $12,458 for the nine months ended September 30, 2009. Sales in the commercial laundry equipment sales business are sensitive to the strength of the local economy, the availability and cost of financing to small businesses, consumer confidence, and local permitting and therefore, tend to fluctuate significantly from period to period.  We expect tight credit markets for our customers will continue to challenge our ability to maintain or grow our revenue from laundry equipment sales.

Cost of revenue

Cost of facilities management revenue.  Cost of facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing equipment and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue decreased by $918, or 2%, to $50,839 for the three months ended September 30, 2010 as compared to $51,757 for the three months ended September 30, 2009.  Cost of facilities management revenue decreased by $2,847, or 2%, to $154,833 for the nine months ended September 30, 2010 as compared to $157,680 for the nine months ended September 30, 2009. As a percentage of facilities management revenue, cost of facilities management revenue was 69% for the three months ended September 30, 2010 and 2009, and 68% for the nine months ended September 30, 2010 and 2009.  Facilities management rent decreased 1% for the three months ended September 30, 2010 and 2% for the nine months ended September 30, 2010 compared to the corresponding periods in 2009, directly attributable to the decline in facilities management revenue. Facilities management rent as a percentage of facilities management revenue was 48.2% and 48.0% for the three months ended September 30, 2010 and 2009, respectively. Facilities management rent as a percentage of facilities management revenue was 48.6% and 48.5% for the nine months ended September 30, 2010 and 2009, respectively. Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent, as a function of facilities management revenue, can vary. Other operating expenses decreased by $639 to $15,198 for the three months ended September 30, 2010 compared to $15,837 for the three months ended September 30, 2009. The decrease is attributable to a reduction in personnel related expenses offset, in part, by a net increase in other operating expenses.  Other operating expenses decreased by $320 to $44,749 for the nine months ended September 30, 2010 compared to $45,069 for the nine months ended September 30, 2009.  The decrease is primarily the net of lower medical insurance claims experience and higher parts and auto expenses.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations decreased by $523, or 4%, to $11,687 for the three months ended September 30, 2010 as compared to $12,210 for the three months ended September 30, 2009. Depreciation and amortization related to operations decreased by $2,368, or 6%, to $34,262 for the nine months ended September 30, 2010 as compared to $36,630 for the nine months ended September 30, 2009. The decrease in depreciation and amortization for the three and nine months ended September 30, 2010 as compared to the same period in 2009 is primarily attributable to the fact that most of the equipment we acquired as part of acquisitions we made in 2004 and 2005 was fully depreciated in 2009.  The pool of acquired equipment was assigned an average life of 5 years, some of which is still in service.

Cost of laundry equipment sales.  Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment, and parts and supplies sold, as well as salaries, warehousing and distribution expenses.  Cost of commercial laundry equipment sales increased by $501, or 18%, to $3,357 for the three months ended September 30, 2010 as compared to $2,856 for the three months ended September 30, 2009.  Cost of commercial laundry equipment sales decreased by $454, or 5%, to $9,468 for the nine months ended September 30, 2010 as compared to $9,922 for the nine months ended September 30, 2009.  As a percentage of sales, cost of product sold was 77% for the three months ended September 30, 2010, as compared to 80% for the three months ended September 30, 2009, and 80% for the nine months ended September 30, 2010 and 2009, respectively. The gross margin in the commercial laundry equipment sales business unit increased to 23% for the three-month period ended September 30, 2010 as compared to 20% for the same period in 2009 and 20% for the nine months ended September 30, 2010 and 2009, respectively. The fluctuation in gross margins is primarily due to a change in the mix of products sold.

Operating expenses

General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs.  General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs decreased by $49, or 1%, to $8,360 for the three months ended September 30, 2010 as compared to $8,409 for the three months ended September 30, 2009.  General, administration, sales and marketing, related depreciation and amortization expense, and incremental proxy costs decreased by $1,254, or 5%, to $25,214 for the nine months ended September 30, 2010 as compared to $26,468 for the nine months ended September 30, 2009.  As a percentage of total revenue, these expenses were 11% for the three and nine months ended September 30, 2010 and 2009. The decrease in expenses for the nine months ended September

30, 2010 as compared to September 30, 2009 is attributable to lower costs associated with the 2010 annual shareholders meetings and lower personnel related expenses.

Gain on sale of assets

The gain on sale of assets for the nine months ended September 30, 2009 is primarily attributable to the gain of $403 on the sale of our facility in Tampa, Florida. Excluding that gain, the gains of $208 and $173 in the nine months ended September 30, 2010 and 2009, respectively, are from the sale of vehicles and other fixed assets in the normal course of business.

Income from continuing operations

Income from continuing operations increased by $886, or 28%, to $4,093 for the three months ended September 30, 2010 compared to $3,207 for the three months ended September 30, 2009 and increased by $360 or 3%, to $14,716 for the nine months ended September 30, 2010 compared to $14,356 for the nine months ended September 30, 2009 due primarily to the cumulative effect of the reasons discussed above.

Interest expense, including the change in the fair value of non-hedged derivative instruments

Interest expense, including the change in the fair value of non-hedged derivative instruments, decreased by $2,064, or 43%, to $2,690 for the three months ended September 30, 2010, as compared to $4,754 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, interest expense, including the change in the fair value of non-hedged derivative instruments, decreased by $5,567, or 39%, to $8,652 compared to $14,219 for the nine months ended September 30, 2009. The decreases are due to lower outstanding debt balances, the $8,000 reduction in debt from the proceeds of the February 5, 2010 sale of Intirion Corporation, the interest savings achieved from the fixed to floating interest rate swap agreement we entered into during the first quarter of 2010, and the unrealized gain on interest rate protection contracts which do not qualify for hedge accounting. Interest expense, excluding the change in fair value of non-hedged derivative instruments, was $3,779 and $4,811 for the three months ended September 30, 2010 and 2009, and $11,464 and $14,777 for the nine months ended September 30, 2010 and 2009, respectively.

Certain of the Company’s Swap Agreements qualify as cash flow hedges while others do not. The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is included in interest expense in the period in which the change occurs. The change in the fair value of these contracts resulted in a gain of $1,089 for the three months ended September 30, 2010, compared to a gain of $57 for the same period in 2009. For the nine months ended September 30, 2010, we recorded a gain of $2,812 compared to a gain of $558 for the nine months ended September 30, 2009. Concurrent with the sale of Intirion Corporation, the Company made an additional payment on its term loan in the amount of $8,000. As a result of this payment, the Swap Agreement hedging the term loan no longer qualified for hedge accounting treatment. Therefore, the change in the fair value of this Swap Agreement which had previously been included in Other Comprehensive Income, was recorded as an expense in the income statement in the amounts of $199 and $1,083 for three and nine months ended September 30, 2010, respectively, and is included in the net gain of $1,089 and $2,812 for the three and nine months ended September 30, 2010, respectively. This loss was offset by gains on our other swap agreements.

Provision for income taxes

The provision for income taxes increased by $1,390 to $577 for the three months ended September 30, 2010 compared to a benefit of $813 for the three months ended September 30, 2009. The increase is the result of the pre-tax income of $1,403 for the three months ended September 30, 2010 compared to the pre-tax loss of $1,547 for the three months ended September 30, 2009. The provision for income taxes increased by $2,546 to $2,537 for the nine months ended September 30, 2010 compared to a benefit of $9 for the nine months ended September 30, 2009. The effective tax rate increased to 42% from (6.7%) for the nine months ended September 30, 2010, compared to the same period in 2009. The increase in the effective rate is the result of increased pre-tax income without a corresponding increase in permanent tax differences in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Income from continuing operations, net

As a result of the foregoing, income from continuing operations, net increased by $1,560 to $826 for the three months ended September 30, 2010 compared to a loss of $734 for the same period ended September 30, 2009.

Income from continuing operations, net increased by $3,381 to $3,527 for the nine months ended September 30, 2010 compared to $146 for the same period ended September 30, 2009.

Income from discontinued operations, net

Income from discontinued operations, net, excluding loss on disposal, decreased by $797 or 95%, to $44 for the nine months ended September 30, 2010 as compared to $841 for the nine months ended September 30, 2009.

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

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving credit facility described below. Capital requirements for the year ending December 31, 2010, including contract incentive payments, are currently expected to be between $26,000 and $28,000.  In the nine months ended September 30, 2010, spending on capital expenditures and contract incentives totaled $18,357. The capital expenditures for 2010 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

Our current long-term liquidity needs are principally the repayment of the outstanding principal amounts of our long-term indebtedness, including borrowings under our senior credit facility and our senior notes. We anticipate that we will need to refinance some portion of our long term debt when it reaches maturity. We cannot make any assurances that such refinancings or amendments, if necessary, would be available on reasonable terms, if at all.

For the nine months ended September 30, 2010, our source of cash was from operating activities and proceeds from the sale of Intirion Corporation. Our primary uses of cash for the nine months ended September 30, 2010 were the reduction of debt, the purchase of new laundry equipment, and the payments of dividends. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, debt service, and capital expenditures.

Our senior secured credit agreement (the “Secured Credit Agreement”) provides that we may borrow up to $152,500 in the aggregate, including $22,500 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver. The Term Loan requires quarterly principal payments of $750 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $15,750 due on April 1, 2013. This quarterly payment and remaining balance is reflective of the $8,000 payment made on the Term Loan from the proceeds of the sale of Intirion Corporation. The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver. Subject to certain terms and conditions, the Secured Credit Agreement gives the Company the option to establish additional term and/or revolving credit facilities thereunder, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

Borrowings outstanding under the Secured Credit Agreement bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 2.00% to 2.50% per annum (currently 2.00%), determined by reference to our senior secured leverage ratio, and (ii) in the case of base rate loans and Swingline Loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate,” in each case, plus an applicable percentage, ranging from 1.00% to 1.50% per annum (currently 1.00%), determined by reference to our senior secured leverage ratio.

The obligations under the Secured Credit Agreement are guaranteed by our subsidiaries and collateralized by (i) a pledge of 100% of the ownership interests in the subsidiaries, and (ii) a first-priority security interest in substantially all our tangible and intangible assets.

Under the Secured Credit Agreement, we are subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds. We were in compliance with these and all other financial covenants at September 30, 2010.

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

We pay a commitment fee equal to a percentage of the actual daily unused portion of the Revolver under the Secured Credit Agreement. This percentage, currently 0.300% per annum, will be determined quarterly by reference to the senior secured leverage ratio and will range between 0.300% per annum and 0.500% per annum.

As of September 30, 2010, there was $55,522 outstanding under the Revolver, $22,500 outstanding under the Term Loan and $1,380 in outstanding letters of credit. The available balance under the Revolver was $73,098 at September 30, 2010. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at September 30, 2009 and 2010 were 4.45% and 4.40%, respectively, including the applicable spread paid to the banks.

On August 16, 2005, we issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay down senior bank debt. The market value of these notes approximates book value at September 30, 2010.

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

As of September 30, 2010, we had not redeemed any of our senior notes.

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. We were in compliance with these and all other financial covenants at September 30, 2010.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries, and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at September 30, 2010.

We historically have not needed sources of financing other than our internally generated cash flow and revolving credit facilities to fund our working capital, capital expenditures and smaller acquisitions. As a result, we anticipate that our cash flow from operations and revolving credit facilities will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, we may require external sources of financing for any significant future acquisitions. Further, our senior credit facilities mature in April 2013. The repayment of these facilities may require external financing.

Operating Activities

For the nine months ended September 30, 2010 and 2009, net cash flows provided by operating activities were $34,865 and $41,853, respectively. Cash flows from operations consists primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and general, administration, sales and marketing expenses. The decrease for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 is attributable to a decrease in depreciation expense, an increase in non-cash income related to derivatives, an increase in accounts receivable, and a decrease in accounts payable and accrued expenses partially offset by an increase in net income and a decrease in prepaid facilities management rent and other assets in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Investing Activities

For the nine months ended September 30, 2010 and 2009, net cash flows used in investing activities were $8,015 and $16,261, respectively. Capital expenditures for the nine months ended September 30, 2010 and 2009 were $16,750 and $17,067, respectively, primarily for the acquisition of laundry equipment for new and renewed lease locations. Cash flows of $8,274 in the nine months ended September 30, 2010 provided by investing activities consist of the proceeds from the sale of Intirion Corporation.

Financing Activities

For the nine months ended September 30, 2010 and 2009, net cash flows used in financing activities were $35,446 and $28,257, respectively. Cash flows used in financing activities consist of net reductions in bank borrowings and for the nine months ended September 30, 2010 include the $8,000 reduction in the Term Loan from the proceeds of the sale of Intirion Corporation and the payments of cash dividends. Cash flows provided by financing activities consist of proceeds from the exercise of options and the issuance of stock through the employee stock purchase program.

We have entered into standard International Swaps and Derivatives Association, or ISDA, interest rate Swap Agreements to manage the interest rate risk associated with our senior credit facilities. For a description of our interest rate Swap Agreements see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of September 30, 2010 is as follows:

			Interest on
Fiscal	Long-term	Interest on	variable rate	Facilites rent	Capital lease	Operating lease
Year	debt	senior notes	debt (1)	commitments	commitments	commitments	Total
2010(three months)	$750	$—	$858	$4,510	$442	$822	$7,382
2011	3,000	11,438	3,400	17,054	1,379	3,189	$39,460
2012	3,000	11,438	3,268	15,203	952	2,772	$36,633
2013	71,272	11,438	784	11,970	689	2,259	$98,412
2014	—	11,438	—	8,807	264	1,973	$22,482
Thereafter	150,000	11,438	—	20,932	—	2,120	$184,490
Total	$228,022	$57,190	$8,310	$78,476	$3,726	$13,135	$388,859

(1)      Interest is calculated using the Company’s average interest rate at September 30, 2010.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at September 30, 2010.

(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Variable rate	$750	$3,000	$3,000	$71,272	$—	$—	$78,022
Average interest rate	4.40%	4.40%	4.40%	4.40%		—	4.40%

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

Certain of our Swap Agreements qualify as cash flow hedges while others do not. The change in the fair value of the Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The effective portion of the Swap Agreements that qualify for hedge accounting is included in Other Comprehensive Income in the period in which the change occurs while the ineffective portion, if any, is recognized in income in the period in which the change occurs. During the first quarter of 2010, the Company no longer qualified for hedge accounting treatment for one of its swap agreements. Accordingly, $199 and $1,083 have been reclassified as an earnings charge from Accumulated Other Comprehensive Income for the three and nine months ended September 30, 2010. The remaining balance of $778 in Accumulated Other Comprehensive Income that is associated with this swap agreement will be charged against income through the maturity date of the swap agreement on April 1, 2013. The net of the amount reclassified from Accumulated Other Comprehensive Income and the unrealized gain recognized on the derivatives resulted in a gain of $57 and $1,089 for the three months ended September 30, 2009 and

2010, respectively, and a gain of $558 and $2,812 for the nine months ended September 30, 2009 and 2010, respectively.

The table below outlines the details of each remaining Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	September 30,	Expiration	Fixed
Origin	Amount	Amortizing	2010	Date	Rate

May 8, 2008	$45,000	Amortizing	$40,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$30,000	Apr 1, 2013	3.78%
May 2, 2005	$17,000	Fixed	$17,000	Dec 31, 2011	4.69%
May 2, 2005	$10,000	Fixed	$10,000	Dec 31, 2011	4.77%
January 4, 2010	$100,000	Fixed	$100,000	Aug 15, 2015	7.63%

In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. With regard to the Company’s floating to fixed rate swap agreements, if interest expense, as calculated, is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company. If interest expense, as calculated, is greater based on the fixed rate, the Company pays the difference to the financial institution. With regard to the Company’s fixed to floating rate swap agreement, if interest expense, as calculated, is greater based on the 90-day LIBOR, the Company pays the difference to the financial institution. If interest expense, as calculated, is greater based on the fixed rate, the financial institution pays the difference to the Company.

Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counter party to the Swap Agreements exposes the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated. The fair value of a Swap Agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At September 30, 2010, the fair value of the Swap Agreements was a liability of $2,150. This amount has been included in other liabilities on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2010 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1) Filed herewith.

(2) Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
November 5, 2010	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal financial officer)