Form 10-K
period 2010-12-31
MAC-GRAY CORP
filed 2011-03-14
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2010 was $102,840,481.

         As of March 8, 2011, 14,192,689 shares of common stock of the registrant, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrants' Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2011, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report. Such Proxy Statement shall not be deemed to be "filed" as part of this Annual Report on Form 10-K, except for those parts therein which have been specifically incorporated by reference herein.

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

        Mac-Gray Corporation was founded in 1927 and reincorporated in Delaware in 1997. Since its founding, Mac-Gray has grown to become the second largest laundry facilities management contractor in the United States. Through our portfolio of card- and coin-operated laundry equipment located in laundry facilities across the country, we provide laundry convenience to residents of multi-unit housing such as apartment buildings, condominiums, colleges and university residence halls, public housing complexes, and hotels and motels. Based on our ongoing survey of colleges and universities, we believe that we are the largest provider of such services to the college and university market in the United States.

        We derive our revenue principally as a laundry facilities management contractor for the multi-unit housing industry. We manage laundry rooms under long-term leases with property owners, property management companies and colleges and universities. We refer to these leases as "laundry leases", or "management contracts," and this business as "laundry facilities management business." In 2010, 95% of our consolidated revenue from continuing operations was derived from our laundry facilities management business. As of December 31, 2010, our laundry facilities management business had revenue-generating laundry equipment operating in 43 states and the District of Columbia.

        Our laundry equipment sales business sells and services commercial laundry equipment manufactured by Whirlpool Corporation, Dexter Laundry Company, American Dryer Corporation, and Primus Laundry Company. This business sells commercial laundry equipment primarily to retail laundromats, hotels and similar institutional users that operate their own on-premise laundry facilities. We refer to this business as our "commercial laundry equipment sales business."

        On February 5, 2010, we sold our MicroFridge® (Intirion Corporation) business to Danby Products. The following discussion excludes the financial results from our discontinued operations unless otherwise noted. The results from all prior periods have been reclassified to conform to this presentation.

Laundry Facilities Management Business

        For the years ended December 31, 2009 and 2010, our laundry facilities management business accounted for approximately 95% of our total revenue from continuing operations, and 94% and 95% of our gross margin from continuing operations, respectively. Through our laundry facilities management business, we act as a laundry facilities management contractor with property owners or managers. We lease space within a property, in some instances improve the leased space with flooring, ceilings and other improvements ("betterments") and then install and service the laundry equipment and collect the payments. The property owner or manager is usually responsible for maintaining, cleaning, and securing the premises and payment of utilities. Under our long-term leases, we typically receive the exclusive right to provide and service laundry equipment within a multi-unit housing property in exchange for a negotiated percentage of the total revenue collected. We refer to this percentage as "facilities management rent." In each of the past five years, we have retained approximately 97% of our equipment base per year. Our gross additions to our equipment base for each of the years ended December 31, 2009 and 2010 through internally generated growth equaled 2%. Our additions, net of lost business, were -2% for the year ended December 31, 2009 and -1% for the year ended December 31, 2010. The machine base not retained is primarily attributable to contracts the Company has chosen not to renew due to unacceptable profit margins (including some acquired contracts that did not meet our performance criteria) and to a lesser degree, to property owners who chose to self-operate. We believe that our ability to maintain the relative size of our equipment base is indicative of our service of, and attention to, property owners and managers. We also provide our customers with proprietary technologies such as LaundryView™, LaundryLinx™, ChangePoint™ and our Client Resource Center, and we continue to invest in research and development of such technologies. We generally have the ability to set and adjust the vend pricing for our equipment based upon local market conditions.

        We have centralized our administrative and marketing operations at our corporate headquarters in Waltham, Massachusetts. We also operate sales and/or service centers in Alabama, Arizona (two locations), Colorado, Connecticut, Florida (two locations), Georgia, Illinois, Louisiana, Maine, Maryland, Massachusetts, New Jersey, New Mexico, New York (two locations), North Carolina, Oregon, Tennessee (two locations), Texas (three locations), Utah, Virginia, and Washington.

        We also generate revenue by leasing equipment to laundry customers who choose neither to purchase equipment nor to become a laundry facilities management customer, but instead wish to maintain their own laundry rooms. This leasing business generated revenue of $5 million for each of the years ended December 31, 2009 and 2010, and is included in the laundry facilities management business.

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

        Customers.    As of February 1, 2011, we provided laundry equipment and related services to approximately 86,000 laundry rooms located in 43 states throughout the continental United States and the District of Columbia. As of February 1, 2011, no customer contract accounted for more than 1% of our laundry facilities management revenue. We serve customers in multi-unit housing facilities, including apartment buildings, college and university residence halls, condominiums, public-housing complexes, military bases and hotels and motels.

        Seasonality.    We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 12% of the laundry facilities management revenue for 2010. Academic facilities management revenue is derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, during the third calendar quarter when most colleges and universities are not in session, the Company increases its operating and capital expenditures when it has its greatest product installation activities in the college market.

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

        Suppliers.    We currently purchase a large majority of the equipment that we use in our laundry facilities management business from Whirlpool Corporation ("Whirlpool".) In addition, we derive a portion of our revenue from our position as a distributor of Whirlpool manufactured appliances. We have maintained a relationship with Whirlpool and its predecessor, Maytag Corporation, since 1927, and either party upon written notice may terminate these agreements. Our relationship with Whirlpool is governed by purchase and distribution agreements and a termination of, or substantial revision of the terms of, the contractual arrangements or business relationships with Whirlpool could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

Commercial Laundry Equipment Sales Business

        Through our commercial laundry equipment sales and services business, we are a significant distributor for several commercial laundry equipment manufacturers, primarily Whirlpool. We do not manufacture any of the commercial laundry equipment that we sell. As an equipment distributor, we sell commercial laundry equipment to public retail laundromats, as well as to the multi-unit housing industry. In addition, we sell commercial laundry equipment directly to institutional purchasers, such as hotels for use in their own on-premise laundry facilities. We are certified by the manufacturers to service the commercial laundry equipment that we sell. Installation and repair services are provided on an occurrence basis, not on a contractual basis. Related revenue is recognized at the time the installation service, or other service, is provided to the customer. For each of the years ended

December 31, 2009 and 2010, our commercial laundry equipment sales business accounted for approximately 5% of our total revenue.

Employee Base

        As of February 9, 2011, the Company employed 876 full-time employees. No employee is covered by a collective bargaining agreement and the Company believes that its relationship with its employees is good.

Operating Characteristics

        We maintain a corporate staff as well as centralized finance, human resources, legal services, information technology, marketing, and customer service departments. Regionally, we maintain service centers and warehouses staffed by local management, service technicians, collectors, and warehouse personnel.

Backlog

        Due to the nature of our laundry facilities management business, backlogs do not exist. There is no significant backlog of orders in our commercial laundry equipment sales business.

Contact Information

        We file our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission, or "SEC." Our reports filed with the SEC are available at the SEC's website at www.sec.gov and are available free of charge at the Investor Relations section of the Company's website at www.macgray.com as soon as reasonably practicable after filing with the SEC. The information contained on our website is not included as a part of, or incorporated by reference into, this annual report on Form 10-K.

        Our corporate offices are located at 404 Wyman Street, Suite 400, Waltham, Massachusetts, 02451-1212. Our telephone number is (781) 487-7600, our fax number is (781) 487-7606, and our email address for investor relations is ir@macgray.com.

Item 1A.    Risk Factors

        This annual report on Form 10-K contains statements, some of which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would," or similar words. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties, and other factors, some of which are beyond our control. These risks, uncertainties, and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are as follows:

If we are unable to establish new laundry facility management leases, renew our existing laundry facility management leases or retain relationships with our customers who are not subject to leases, our business, results of operations, cash flows and financial condition could be adversely affected.

        Our laundry facilities management business, which provided 95% of our total revenue from continuing operations for the year ended December 31, 2010, is highly dependent upon the renewal of leases with property owners and property management companies. Approximately 87% of our leases have a weighted average remaining life of 4 years. In the next seven years, 8% to 10% of our laundry room leases are up for renewal each year. We have traditionally relied upon exclusive, long-term leases with our customers, as well as frequent customer interaction and an emphasis on customer service, to assure continuity of financial and operating results. We cannot guarantee that in the future we will be able to establish long-term leases with new customers or renew existing long-term leases as they expire on favorable terms, or at all.

        Failure by us to continue to establish long-term leases with new customers, or to successfully renew existing long-term leases as they expire, could have a material adverse effect on our business, results of operations, cash flows and financial condition. Further, approximately 13% of our customers are not subject to leases, are subject to short-term leases of less than one year remaining, or have the right to terminate their lease with us at their option. Failure to retain these customers could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We face strong competition in the outsourced laundry facilities management industry.

        The outsourced laundry facilities management industry is highly competitive, and we compete for long-term leases, both locally and nationally, with property owners and other operators in the industry. We compete based on customer service, reputation, facilities management rent rates, incentive payments, and a range of products and services. Smaller local and regional operators typically have long-standing relationships with property owners and managers in their specific geographic market. As such, we may have difficulty penetrating such markets, as property owners and managers may be resistant to terminating such long-standing relationships. We also compete with property owners, as there is no guarantee that property owners will continue to outsource their laundry facilities management to operators. There is one competitor in the industry, Coinmach Corporation, with a larger installed equipment base than us. Competition in the industry may make it more difficult and more expensive to consummate acquisitions in the future and to maintain and expand our installed equipment base. In addition, some of our competitors may have less indebtedness than we do, and therefore more of their cash is potentially available for business purposes other than debt service. We cannot assure you that our results of operations, cash flows or financial condition will not be materially and adversely affected by competition, or that we will be able to maintain our profitability if the competitive environment changes.

If we are unable to continue our relationships with Whirlpool Corporation and other equipment suppliers, our revenues could be reduced, and our ability to meet customer requirements could be materially and adversely affected.

        We purchase a large majority of the equipment that we use in our laundry facilities management business from Whirlpool. In addition, we derive a portion of our commercial laundry equipment sales revenue from our position as a distributor of Whirlpool commercial laundry products. Our relationship with Whirlpool is governed by purchase and distribution agreements and a termination of, or substantial revision of the terms of, the contractual arrangements or business relationships with Whirlpool could have a material adverse effect on the Company's business, results of operations, financial condition and prospects. We cannot assure you that Whirlpool will continue its relationship with us. If Whirlpool terminates its relationship with us, our results of operations, cash flows and financial condition could be materially and adversely affected, and further, we may be unable to replace our relationship with Whirlpool with a comparable manufacturer on favorable terms, or at all.

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

        We must continue to make capital expenditures in order to maintain and replace our installed equipment base and implement new technology in our equipment. We must also make incentive payments to some property managers in order to secure new laundry leases and renew existing laundry leases. We cannot assure you that our resources or cash flows will be sufficient to finance anticipated capital expenditures and incentive payments. To the extent that available resources are insufficient to fund our capital needs, we may need to raise additional funds through public or private financings or curtail certain expenditures. These financings may not be available on favorable terms, or at all, and, in the case of equity financings, could result in dilution to stockholders. If we cannot maintain or replace our equipment as required or implement our new technologies, our results of operations, cash flows and financial condition could be materially and adversely affected.

If we are unable to comply with our debt service requirements under existing or future indebtedness, our indebtedness could become payable immediately.

        Our current financing agreements require us to meet certain financial and other covenants. If we are unable to meet those requirements, our indebtedness could become immediately due and payable. If our debt were accelerated we would need to refinance or restructure our debt agreement as our current cash flow would be inadequate to retire our debt, which we may not be able to consummate on commercially reasonable terms, or at all.

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

  •
  the agreements governing our indebtedness include significant limitations on our ability to borrow money for acquisitions and other purposes and, as a result, we may not be able to take advantage of acquisition opportunities;

  •
  use of common stock as acquisition consideration may result in dilution to stockholders; and

  •
  if our common stock does not maintain a sufficient valuation or if potential acquisition candidates are unwilling to accept shares of our common stock, then we would be required to increase our use of cash resources or other consideration to consummate acquisitions.

Acquisitions carry risks that could adversely affect our business.

        We have engaged in the past, and intend to engage in the future, in acquisitions to continue the expansion of our laundry facilities management business.

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

        We may not be successful in addressing these risks or any other problems encountered in connection with any acquisitions, which could adversely affect our business, results of operations and financial condition.

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

        We rely on patents, copyrights, trademarks, trade secrets, confidentiality provisions, and employee and third party non-disclosure and non-solicitation agreements to establish and protect our intellectual property and proprietary rights. We cannot be certain that steps we have taken to protect our intellectual property and proprietary rights will be adequate or that third parties will not infringe or misappropriate any of our intellectual property or proprietary rights. While we have periodically made filings with the U.S. Patent and Trademark Office, we have traditionally relied upon the protections afforded by contract rights and common law ownership rights, and we cannot assure you that these contract rights and common law ownership rights will adequately protect our intellectual property and proprietary rights. Any infringement or misappropriation of our intellectual property and proprietary rights could damage their value and could have a material adverse effect on our business, results of operations and financial condition. We may have to engage in litigation to protect our rights to our intellectual property and proprietary rights, which could result in significant litigation expenses and require a significant amount of management's time.

        We own or license several registered and unregistered trademarks, including Mac-Gray®, Web®, Hof™, Automatic Laundry Company™, Intelligent Laundry®, LaundryView®, LaundryLinx™, PrecisionWash™, TechLinx™, VentSnake™, LaundryAudit™, e-issues™, Change Point®, The Campus Clothes Line™, Digital Laundry is here™, Life Just Got Easier®, and The Laundry Room Experts™ that we use in the marketing and sale of our products. However, the degree of protection that these trademarks afford us is unknown and these trademarks may expire or be terminated. In the event that someone infringes on or misappropriates our trademarks, the brand images and reputation that we have developed could be damaged, which could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on key personnel, and the loss of any of our key personnel could have a material adverse effect on our business, results of operations and financial condition.

        Our continued success will depend largely on the efforts and abilities of our executive officers, management teams and other key employees. The loss of any of these officers or other key employees could result in inefficiencies in our operations, lost business opportunities or the loss of one or more customers, which could have a material adverse effect on our business, results of operations and financial condition.

Our financial results have been and could further be negatively impacted by impairments of goodwill or other intangible assets required by the application of existing or future accounting policies or interpretations of existing accounting policies.

        The Company assesses goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may be impaired. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and the Company's market capitalization relative to its book value. The Company evaluated its goodwill for impairment as of December 31, 2010 and determined there was no impairment. The goodwill impairment review consists of a two-step process of first assessing the fair value and comparing to the carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, we would proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. Any such impairment loss would be recognized in the Company's results of operations in the period the impairment loss arose. Any charge could have a significant negative effect on our reported earnings. In addition, our financial results could be negatively impacted by the application of existing and future accounting policies or interpretations of existing accounting policies.

We face risks associated with environmental regulation.

        Our businesses and operations are subject to federal, state and local environmental laws and regulations, including those governing the discharge of pollutants, the handling, generation, storage and disposal of hazardous materials, substances, and wastes and the cleanup of contaminated sites. In connection with current or historical operations by us or at our sites, we could incur substantial costs, including clean-up costs, fines and civil or criminal sanctions, and third-party claims for property damage or personal injury, as a result of violations of, or liabilities under, environmental laws and regulations. While we are not aware of any existing or potential environmental claims against us we cannot guarantee you that we will not in the future incur liability or other costs under environmental laws and regulations that could have a material adverse effect on our business or financial condition.

A small group of stockholders own a substantial percentage of our common stock, and their interests could be in conflict with yours.

        As of December 31, 2010, our directors, executive officers, and certain of our stockholders related to such persons and their affiliates beneficially owned in the aggregate approximately 32.4% of the outstanding shares of our common stock. (See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters" below.) This percentage ownership does not include options to purchase 1,221,393 shares of our common stock held by some of these persons, which options were exercisable at, or within 60 days subsequent to, December 31, 2010. If all of these options had been exercised as of December 31, 2010, then these stockholders and their affiliates would have beneficially owned 37.8% of the outstanding shares of our common stock. Additionally, we are party to a stockholders' agreement with some of these stockholders that gives them rights of first offer to purchase shares of our common stock offered for sale by another stockholder party thereto (See Item 13, "Certain Relationships and Related Transactions" below.) As a result of this concentration in ownership, should these stockholders act together, they have the ability to influence the outcome of the election of directors and all other matters requiring approval by stockholders. Circumstances may arise in which the interests of this group of stockholders could be in conflict with the interests of other stockholders.

Provisions in our charter and bylaws, Delaware law, and shareholder rights plan could have the effect of discouraging takeovers.

        Specific provisions of our charter and bylaws, as described below and in Footnote 11 to the Consolidated Financial Statements; sections of the corporate law of Delaware; our shareholder rights plan, and powers of our Board of Directors may discourage takeover attempts not first approved by the Board of Directors, including takeovers which some stockholders may deem to be in their best interests. The shareholder rights plan described below could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock without the support of our Board of Directors. These provisions and powers of the Board of Directors could delay or prevent the removal of incumbent directors or the assumption of control by stockholders, even if the particular removal or assumption of control would be beneficial to stockholders. These provisions and powers of the Board of Directors could also discourage or make more difficult a merger, tender offer or proxy contest, even if these events would be beneficial, in the short term, to the interests of some shareholders. The anti-takeover provisions and powers of the Board of Directors include, among other things:

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

  •
  ownership restrictions, under the corporate law of Delaware, with limited exceptions, upon acquirers including their affiliates and associates of 15% or more of its common stock; and

  •
  our adoption of a shareholder rights plan providing for the issuance of rights that will cause substantial dilution to a person or group of persons that acquires 15% or more of the common shares unless the rights are redeemed.

Item 1B.    Unresolved SEC Staff Comments.

        None.

Item 2.    Properties.

        Mac-Gray leases approximately 32,000 square feet in Waltham, Massachusetts that it uses as its corporate headquarters and which houses the Company's administrative and central services. At December 31, 2010, Mac-Gray leased the regional facilities listed below, which are largely operated as sales and service facilities, although limited administrative functions are also performed at many of them. Mac-Gray also leased storage facilities at various locations.

Location	Approximate Square Footage	Expiration Date
Albany, New York	1,500	7/2012
Albuquerque, New Mexico	6,600	8/2015
Beltsville, Maryland	22,432	8/2012
Buda, Texas	7,000	7/2015
Buffalo, New York	10,000	9/2015
Carlstadt, New Jersey	17,094	5/2015
Charlotte, North Carolina	10,640	3/2013
Chesapeake, Virginia	6,430	7/2013
College Station, Texas	1,250	12/2011
Colorado Springs, Colorado	4,800	5/2011
Denver, Colorado	21,688	3/2013
East Hartford, Connecticut	14,900	5/2013
El Paso, Texas	6,250	3/2012
Eugene, Oregon	2,500	12/2013
Euless, Texas	10,000	4/2012
Grand Junction, Colorado	3,575	5/2011
Gurnee, Illinois	22,521	4/2011
Gurnee, Illinois	12,000	7/2012
Hollywood, Florida	16,494	10/2015
Houston, Texas	10,687	11/2012
Jessup, Maryland	10,361	3/2012
Lake City, Florida	1,125	4/2012
Lithia Springs, Georgia	10,675	2/2016
Lynnwood, Washington	17,467	6/2013
Madison, Tennessee	17,625	4/2017
Memphis, Tennessee	11,250	10/2014
Metairie, Louisiana	4,000	4/2012
Oklahoma City, Oklahoma	2,250	11/2011
Orlando, Florida	2,100	12/2012
Pelham, Alabama	9,000	4/2013
Phoenix, Arizona	25,920	8/2015
Portland, Oregon	10,000	5/2016
Riverview, Florida	17,518	4/2017
Salt Lake City, Utah	6,675	6/2013
Syracuse, New York	8,400	10/2013
Tucson, Arizona	6,265	4/2014
Walpole, Massachusetts	3,000	5/2011
Waltham, Massachusetts	32,000	11/2015
Westbrook, Maine	5,625	4/2017
Woburn, Massachusetts	40,000	2/2016

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

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "TUC."

        The following table sets forth the high and low sales prices for our common stock on the NYSE for the periods indicated.

	December 31, 2009		December 31, 2010
	High	Low	High	Low
First Quarter	$7.62	$4.60	$11.45	$8.59
Second Quarter	$14.36	$4.95	$12.63	$10.63
Third Quarter	$13.79	$9.57	$12.49	$10.01
Fourth Quarter	$11.73	$7.84	$16.00	$11.30

        As of March 7, 2011 there were 109 shareholders of record of our common stock.

        On February 5, 2010, the Company's Board of Directors approved the initiation of a quarterly dividend policy for its common stock. The Company had not previously paid dividends on any of its shares of capital stock. The Company declared dividends of $0.05 per share payable on April 1, 2010, July 1, 2010, October 1, 2010 and January 3, 2011. All dividends were paid and have been reflected in the current financial statements.

        On January 20, 2011, the Company's Board of Directors approved an increase to the quarterly dividend policy to $0.055 per share ($0.22 per share on an annualized basis).

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

	Years Ended December 31,
	2006	2007(1)	2008(2)	2009	2010
Statement of Income Data:
Revenue from continuing operations	$248,917	$262,484	$327,229	$325,924	$320,011
Cost of revenue	201,988	214,705	271,681	270,832	267,259

Operating expenses:
General and administration	16,346	16,381	18,341	17,819	18,628
Sales and marketing	13,361	13,097	14,970	14,249	14,185
Incremental costs of proxy contest	—	—	—	971	235
Depreciation and amortization	1,473	1,491	1,614	1,600	1,533
Gain on sale of assets	(32)	(302)	(69)	(648)	(262)
Loss on early extinguishment of debt	73	—	207	—	—
Impairment of assets	2,502	—	—	—	—

Total operating expenses	33,723	30,667	35,063	33,991	34,319

Income from continuing operations	13,206	17,112	20,485	21,101	18,433
Interest expense, including the change in the fair value of non-hedged derivative instruments	13,330	15,158	22,409	18,782	13,428

Income (loss) from continuing operations before provision for income taxes	(124)	1,954	(1,924)	2,319	5,005
Provision for income taxes	(291)	707	(758)	1,278	2,176

Income (loss) from continuing operations, net	167	1,247	(1,166)	1,041	2,829
Income from discontinued operations, net	689	1,272	1,707	1,074	44
Loss from disposal of discontinued operation, net of tax of $384	—	—	—	—	(294)

Net income	$856	$2,519	$541	$2,115	$2,579

Earnings (loss) per share—basic—continuing operations	$0.01	$0.09	$(0.09)	$0.08	$0.21

Earnings (loss) per share—diluted—continuing operations	$0.01	$0.09	$(0.09)	$0.07	$0.20

Earnings (loss) per share—basic—discontinued operations	$0.05	$0.10	$0.13	$0.08	$(0.02)

Earnings (loss) per share—diluted—discontinued operations	$0.05	$0.09	$0.13	$0.08	$(0.02)

Earnings per share—basic	$0.07	$0.19	$0.04	$0.16	$0.19

Earnings per share—diluted	$0.06	$0.18	$0.04	$0.15	$0.18

Weighted average common shares outstanding—basic	13,008	13,209	13,346	13,529	13,797

Weighted average common shares outstanding—diluted	13,448	13,680	13,346	13,940	14,379

Cash dividend per common share	—	—	—	—	0.20

	Years Ended December 31,
	2006	2007(1)	2008(2)	2009	2010
Other Financial Data:
EBITDA from continuing operations(3)	$49,370	$54,030	$67,456	$71,860	$67,433
Depreciation and amortization	$36,260	$38,655	$48,775	$49,866	$47,546
Capital expenditures(4)	$25,332	$26,711	$24,313	$21,341	$26,580
Cash flows provided by operating activities from continuing operations	$35,957	$43,202	$55,735	$60,720	$54,080
Cash flows used in investing activites from continuing operations	$(44,396)	$(72,944)	$(130,111)	$(20,074)	$(25,973)
Cash flows provided by (used in) financing activities from continuing operations	$9,416	$31,073	$79,887	$(37,883)	$(36,673)
Balance Sheet Data (at end of period):
Working capital from continuing operations	$(1,497)	$671	$(2,203)	$(11,038)	$(18,689)
Long-term debt and capital lease obligations, including current portion	$177,068	$208,521	$301,292	$263,868	$225,936
Long-term debt and capital lease obligations, net of current portion	$175,823	$207,169	$295,821	$258,325	$221,425
Total assets	$339,004	$383,537	$490,004	$464,276	$424,083
Stockholders' equity	$91,640	$97,844	$97,964	$104,535	$108,051

(1)
Includes the results of operations of the Maryland laundry facilities management assets acquired on August 8, 2007 from Hof Service Company, Inc. for approximately $43,000.

(2)
Includes the results of operations of the western and southern region laundry facilities management assets acquired on April 1, 2008 from Automatic Laundry Company, Ltd. for approximately $116,000.

(3)
EBITDA from continuing operations is defined as income from continuing operations before provision for income taxes, depreciation and amortization expense and interest expense. EBITDA from continuing operations and Adjusted EBIDTA from continuing operations are included in this report because they are a basis upon which our management and Board of Directors assess our operating performance. EBITDA from continuing operations is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. The use of EBITDA from continuing operations instead of net income has limitations as an analytical tool, including the exclusion of interest expense and depreciation and amortization expense, which represent significant and unavoidable operating costs given the level of indebtedness and the capital expenditures needed to maintain our business. Management compensates for these limitations by relying primarily on our GAAP results and by using EBITDA from continuing operations only supplementally. Our management believes EBITDA from continuing operations is useful to investors because it helps enable investors to evaluate our business in the same manner as our management and because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. Our measure of EBITDA from continuing operations is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

(4)
Excludes $1,776, $2,003, $1,774, $1,628 and $2,421 in 2006, 2007, 2008, 2009, and 2010 respectively, of capital leases associated with vehicles acquired and used in the operation of the Company.

        The following is a reconciliation of income (loss) from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

	Years Ended December 31,
	2006	2007(1)	2008(2)	2009		2010
Income (loss) from continuing operations, net	$167	$1,247	$(1,166)	$1,041		$2,829
Income (loss) from discontinued operations, net	689	1,272	1,707	1,074		(250)	(10)

Net income	$856	$2,519	$541	$2,115		$2,579

Net income (loss) from continuing operations	$167	$1,247	$(1,166)	$1,041		$2,829
Add:
Provision for income taxes	(291)	707	(758)	1,278		2,176
Cost of revenue depreciation and amortization expense	34,787	37,164	47,161	48,266		46,013
Operating expense depreciation and amortization expense	1,473	1,491	1,614	1,600		1,533
Interest expense, net(8)	13,234	13,421	20,605	19,675		14,882

EBITDA from continuing operations(3)	49,370	54,030	67,456	71,860		67,433
Add (Subtract):
Gain on sale of certain assets, net	—	—	—	(403	)(7)	—
Impairment of assets(4)	2,502	—	—	—		—
(Gain) loss related to derivative instruments(5)	96	1,737	1,804	(893)		(1,454)
Loss on early extinguishment of debt(6)	73	—	207	—		—
Incremental costs of proxy contest(9)	—	—	—	971		235

Adjusted EBITDA from continuing operations(3)	$52,041	$55,767	$69,467	$71,535		$66,214

(1)
Includes the results of operations of the Maryland laundry facilities management assets acquired on August 8, 2007 from Hof Service Company, Inc. for approximately $43,000.

(2)
Includes the results of operations of the western and southern region laundry facilities management assets acquired on April 1, 2008 from Automatic Laundry Company, Ltd. for approximately $116,000.

(3)
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

(4)
Represents a pre-tax charge associated with our former reprographics business unit.

(5)
The (gain) loss related to derivative instruments is the consequence of interest rate swaps which do not qualify for hedge accounting treatment. For interest rate swaps that do qualify as hedged instruments, changes in fair value are recorded in Other Comprehensive Income and not in the income statement. Including the fluctuation in the fair value of the derivative instruments in the reconciliation of net income as reported to net income as adjusted allows for a more consistent comparison of the operating results of the Company. The fair value of the derivatives is ultimately zero at the time of settlement provided that the Company holds the contract through the date of maturity. Thus, over the life of the derivative instruments the net impact of the unrealized gain or loss to the Company's operating results will ultimately be zero as any income or loss recorded in prior periods will be offset in subsequent periods if the contract is held to its maturity date. However the Company will be impacted by the realized settlements of the derivative instruments on a quarterly basis.

(6)
Each of the losses on early extinguishment of debt resulted from separate and distinct refinancings of our senior credit facility in 2006 and 2008 and is not related to the performance of the Company's business. Each of the losses reflects only the unamortized cost of the prior bank financing which had been allocated to banks which did not participate in the replacement financing agreement. Because the losses were triggered by refinancings of our senior credit facility and the Company does not currently expect further refinancings of the facility prior to its maturity in 2013, management believes that the impact of this item on the Company's financial results will not continue beyond 2008.

(7)
Represents a pretax gain recognized in connection with the sale of a facility in Tampa, Florida on January 2, 2009.

(8)
Interest expense, net, does not include the change in the fair value of non-hedged derivative instruments.

(9)
Represents additional costs incurred for legal advice and proxy solicitation in response to proxy contests relating to the Company's 2009 and 2010 annual meetings.

(10)
Includes the loss on disposal of discontinued operations of $294, net of tax.

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

Overview

        Mac-Gray was founded in 1927 and re-incorporated in Delaware in 1997. We derive our revenue principally as a laundry facilities management contractor for the multi-unit housing industry. We also derive revenue through the sales of commercial laundry equipment primarily to public retail laundromats, as well as to the multi-unit housing industry. In addition, we sell commercial laundry equipment directly to institutional purchasers such as hotels, for use in their own on-premise laundry facilities. Our core business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base and predictable capital needs. For the years ended December 31, 2009 and 2010, our total revenue was $325,924 and $320,011, respectively. Approximately 95% of our total revenue for these periods was generated by our laundry facilities management business. We generate laundry facilities management revenue primarily through long-term leases with property owners or property management companies granting us the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties, in exchange for a negotiated portion of the revenue we collect. As of December 31, 2010, approximately 87% of our installed machine base was located in laundry facilities subject to long-term leases, with a weighted average remaining term of approximately four years. Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card- and coin-operated systems, incentive payments to property owners or property management companies and/or expenses to refurbish laundry facilities. Our capital expenditures consist of a large number of relatively small amounts associated with our entry into or renewal of leases. Accordingly, our capital needs are predictable and largely within our control. For the years ended December 31, 2009 and 2010, we incurred $21,341 and $26,580 of capital expenditures, respectively. In addition, we make incentive payments to property owners and property management companies to secure our lease arrangements. We paid $1,807 and $3,045 in incentive payments in the years ended December 31, 2009 and 2010, respectively.

        In addition, through our Commercial Laundry Equipment Sales business, we generate revenue by selling commercial laundry equipment. For the years ended December 31, 2009 and 2010, our Commercial Laundry Equipment Sales business accounted for approximately 5% of our total revenue for both 2009 and 2010, and 6% and 5% of our gross margin for 2009 and 2010, respectively. We anticipate that tight credit markets for our customers will continue to challenge our ability to maintain or grow our revenue from laundry equipment sales.

        Our financial objective is to maintain and enhance profitability by retaining existing customers, adding customers in areas in which we currently operate, selectively expanding our geographic footprint and density through acquisitions, and controlling costs. One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. We experience competition from other industry participants, including national, regional and local laundry facilities management operators and from property owners and property management companies who self-operate their laundry facilities. We devote substantial resources to our marketing and sales efforts and we focus on continued innovation in order to distinguish us from competitors. Apartment vacancy rates pose an additional challenge. We have begun to see some improvement in vacancy rates; however we expect vacancy rates above the historical norm to continue to have a negative impact, but to a lesser extent than in prior years, on our laundry facilities management business in 2011. Approximately 8% to 10% of our laundry room leases are up for renewal each year. Over the past five calendar years, we have been able to retain, on average, approximately 97% of our total installed equipment base each year. Our gross additions to our equipment base for each of the years ended December 31, 2009 and 2010 through internally generated growth equaled 2%. Our additions, net of lost business, were -2% for the year ended December 31, 2009 and -1% for the year ended December 31, 2010. The machine base not retained is primarily attributable to contracts we have has chosen not to renew due to unacceptable profit margins, (including some acquired contracts that did not meet our performance criteria,) and to a lesser degree, to property owners who chose to self-operate.

        On January 4, 2010, we entered into an interest rate swap agreement to manage the interest rate risk associated with our debt. The swap agreement effectively converts a portion ($100 million) of our fixed rate senior notes to a variable rate. Under this agreement, we receive the fixed rate on our senior notes (7.625%) and pay a variable rate of LIBOR plus the applicable margin charged by the banks. This swap agreement has an associated call feature that allows the counterparty to terminate this agreement at their option.

        On February 5, 2010, the Company sold its MicroFridge® (Intirion Corporation) business to Danby Products. The transaction was valued at approximately $11,500. Danby Products paid $8,500 in cash, and assumed existing liabilities and financial obligations of MicroFridge totaling approximately $3,000. Our discontinued operations are related solely to the sale of MicroFridge® (Intirion Corporation). Concurrent with this transaction, we paid $8,000 on our Secured Term Loan.

        On February 5, 2010, our Board of Directors approved the initiation of a quarterly dividend policy for our common stock. We had not previously paid dividends on any of our shares of capital stock. We paid aggregate dividends of $0.20 per share in 2010.

        On January 20, 2011, the Company's Board of Directors approved an increase to the quarterly dividend policy to $0.055 per share ($0.22 per share on an annualized basis).

Results of Continuing Operations (Dollars in thousands, except per share data)

        On February 5, 2010, we sold our MicroFridge® (Intirion Corporation) business to Danby Products. The following discussion excludes the financial results from our discontinued operations unless otherwise noted. The information presented below for the years ended December 31, 2009 and 2010 is derived from our consolidated financial statements and related notes included in this report.

Revenue from continuing operations

	2009	2010	Increase (Decrease)	% Change
Laundry facilities management revenue	$309,028	$304,040	$(4,988)	(2)%
Commercial laundry equipment sales revenue	16,896	15,971	(925)	(5)%

Total revenue from continuing operations	$325,924	$320,011	$(5,913)	(2)%

Fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009

        Total revenue decreased by $5,913 or 2%, to $320,011 for the year ended December 31, 2010 compared to $325,924 for the year ended December 31, 2009.

        Laundry facilities management revenue.    Laundry facilities management revenue decreased by $4,988, or 2%, to $304,040 for the year ended December 31, 2010 compared to $309,028 for the year ended December 31, 2009. The decrease in revenue is attributable to the termination of contracts we have chosen not to renew, the decision of some customers to operate their own laundry rooms and reduced usage of our equipment in apartment building laundry rooms as a result of the continued level of higher apartment vacancy rates in some markets. These decreases are partially offset by our ability to add new contracts and our vend increase program. We have begun to see some decrease in vacancy rates; however we expect vacancy rates above the historical norm to continue to have a negative impact, but to a lesser extent than in prior years, on our laundry facilities management business in 2011. We track the change in revenue month over month and quarter over quarter in our markets to better understand the revenue trend for our multi-family housing customers. This analysis is used to enable us to respond to changing trends in different geographic markets and to enable us to better allocate capital spending.

        Commercial laundry equipment sales revenue.    Revenue in the commercial laundry equipment sales business decreased $925, or 5%, to $15,971 for the year ended December 31, 2010 compared to $16,896 for the year ended December 31, 2009. Sales in the commercial laundry equipment sales business are sensitive to the strength of the local economy, consumer confidence, local permitting, and the availability and cost of financing to small businesses, and therefore, tend to fluctuate from period to period. We anticipate that tight credit markets for our customers will continue to challenge our ability to maintain or grow our revenue from laundry equipment sales in 2011.

Cost of revenue

        Cost of laundry facilities management revenue.    Cost of laundry facilities management revenue includes rent paid to customers as well as costs associated with installing and servicing machines, costs of collecting, counting, and depositing facilities management revenue and the costs of delivering and servicing rented facilities management equipment. Cost of laundry facilities management revenue decreased $773, or less than 1%, to $208,141 for the year ended December 31, 2010, as compared to $208,914 for the year ended December 31, 2009. The decrease is due primarily to decreased rent paid to customers as a result of lower revenues. These decreases were offset by higher transportation costs and branch operating expenses. As a percentage of facilities management revenue, cost of facilities management revenue was 68% for each of the years ended December 31, 2010 and 2009. Facilities management rent as a percentage of facilities management revenue was 49% and 48% for the years ended December 31, 2010 and 2009, respectively. Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and laundry room betterments are amortized over the life of the related lease.

        Depreciation and amortization related to operations.    Depreciation and amortization related to operations decreased by $2,253, or 5%, to $46,013 for the year ended December 31, 2010 as compared to $48,266 for the year ended December 31, 2009. The decrease in depreciation and amortization for the year ended December 31, 2010 as compared to the same period in 2009 is primarily attributable to the fact that most of the equipment we acquired as part of the acquisitions we made in 2004 and 2005 was fully depreciated in 2009. The pool of equipment we acquired was assigned an average life of 5 years.

        Cost of commercial laundry equipment sales.    Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment and parts and supplies sold, as well as salaries, warehousing and distribution expenses. Cost of commercial laundry equipment sales decreased by $547, or 4%, to $13,105 for the year ended December 31, 2010 as compared to $13,652 for the year ended December 31, 2009. As a percentage of sales, cost of commercial laundry equipment sales was 82% for the year ended December 31, 2010 compared to 81% in 2009. The gross margin in the commercial laundry equipment sales business unit decreased to 18% for the year ended December 31, 2010 as compared to 19% for the same period in 2009. The change in gross margin from period to period is primarily a function of the mix of products sold.

Operating expenses

        General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs.    General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs decreased by $58, or less than 1%, to $34,581 for the year ended December 31, 2010 as compared to $34,639 for the year ended December 31, 2009. As a percentage of total revenue, these expenses were 11% for the years ended December 31, 2010 and 2009. The decrease in expenses for the year ended December 31, 2010 as compared to December 31, 2009 is primarily attributable to a reduction in professional fees.

        Gain on sale of assets.    The gain on sale of assets is primarily attributable to the gain on the sale of our facility in Tampa, Florida in 2009. It had been our objective to sell all operating facilities and property, thus increasing our flexibility relating to facility costs and locations. The sale of the Tampa facility completed the disposal of Company owned properties. Gain on sale of assets also includes the gain from the sale of vehicles and other non-inventory assets in the ordinary course of business.

Income from continuing operations.

        Income from continuing operations decreased by $2,668, or 13%, to $18,433 for the year ended December 31, 2010 as compared to $21,101 for the year ended December 31, 2009. Excluding the gain on sale of real estate in 2009, income from continuing operations, as adjusted, decreased by $2,265 or 11% from $20,698 for the year ended December 31, 2009, to $18,433 for the year ended 2010. We have supplemented the consolidated financial statements presented according to generally accepted accounting principles (GAAP), using a non-GAAP financial measure of adjusted income from continuing operations. Non-GAAP financial measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Management believes presentation of this measure is useful to investors to enhance an overall understanding of our historical financial performance and future prospects. Adjusted income from continuing operations, which is adjusted to exclude certain gains and losses from the comparable GAAP income from operations, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for income from operations or other measures prepared in accordance with GAAP.

        A reconciliation of income from continuing operations in accordance with GAAP to income from operations, as adjusted, is provided below:

	Years Ended December 31,
	2009	2010
Income from continuing operations	$21,101	$18,433
Gain on sale of real estate(1)	(403)	—

Income from continuing operations, as adjusted	$20,698	$18,433

(1)
Represents a pretax gain recognized in connection with the sale of a facility in Tampa, Florida on January 2, 2009.

Interest expense, including the change in the fair value of non-hedged derivative instruments

        Interest expense, including the change in the fair value of non-hedged derivative instruments, decreased by $5,354, or 29%, to $13,428 for the year ended December 31, 2010 as compared to $18,782 for the year ended December 31, 2009. The decrease is due to lower outstanding debt balances attributable to operations generating free cash flow, the $8,000 reduction in debt from the proceeds of the February 5, 2010 sale of Intirion Corporation, the interest rate savings achieved from the fixed to floating interest rate swap agreement we entered into during the first quarter of 2010, and the increase in the unrealized gain on interest rate protection contracts which do not qualify for hedge accounting. Interest expense, excluding the change in fair value of non-hedged derivative instruments was $14,882 and $19,675 for the years ended December 31, 2010 and 2009, respectively. Our average effective interest rates are not significantly affected by fluctuations in the market as a significant amount of our debt have fixed rates through our derivative instruments. Our average effective borrowing rate was 6.1% for the year ended December 31, 2010 as compared to 7.1% for the year ended December 31, 2009.

        We are party to interest rate swap agreements which we entered into to hedge the interest rates on our debt. Certain of these swap agreements do not qualify as cash flow hedges. In accordance with the guidelines for accounting for derivatives, non-cash gains of $1,454 and $893 have been recorded in the income statement for the years ended December 31, 2010 and 2009, respectively.

Provision for income taxes

        The provision for income taxes increased by $898, or 70%, to $2,176 for the year ended December 31, 2010 compared to an expense of $1,278 for the year ended December 31, 2009. The increase is primarily the result of increased income before the provision for income taxes in 2010 compared to the income before provision for income taxes in 2009. The effective tax rate for 2010 is 43.4%. The effective tax rate is comprised of the federal statutory rate of 34%, the state rate net of federal taxes of 6.9%, permanent book/tax differences of 3.5% and changes to deferred rates and valuation reserves of -1%. The most significant reductions of the effective tax rate in 2010 compared to 2009 are lower state income taxes as a percentage of pretax income and a smaller change to the valuation allowance.

Income from continuing operations, net

        As a result of the foregoing, income from continuing operations, net, increased by $1,788 to $2,829 for the year ended December 31, 2010 as compared to $1,041 for the year ended December 31, 2009. Income from continuing operations, net, as adjusted for the items in the table below, increased by $1,245 to $2,140 for the year ended December 31, 2010 as compared to $895 for the year ended December 31, 2009.

        A reconciliation of income from continuing operations, net, as reported to income from continuing operations, net, as adjusted is provided below:

	Years Ended December 31,
	2009	2010
Income from continuing operations, net, as reported	$1,041	$2,829
Income (loss) from discontinued operations, net	1,074	(250)

Net income, as reported	$2,115	$2,579

Income from continuing operations before provision for income taxes, as reported	$2,319	$5,005
Gain related to derivative instruments(1)	(893)	(1,454)
Gain on sale of real estate(2)	(403)	—
Incremental costs of proxy contests(3)	971	235

Income from continuing operations before provision for income taxes, as adjusted	1,994	3,786
Provision for income taxes, as adjusted	1,099	1,646

Income from continuing operations, net, as adjusted	$895	$2,140

Diluted earnings per share from continuing operations, net, as adjusted	$0.06	$0.15

(1)
Represents the unrealized gain on interest rate protection contracts, which do not qualify for hedge accounting treatment. For interest rate swaps that do qualify as hedged instruments, changes in mark to market are recorded in Other Comprehensive Income and not in the income statement. Including the fluctuation in the fair value of the derivative instruments in the reconciliation of net income as reported to net income as adjusted allows for a more consistent comparison of the operating results of the Company.

(2)
Represents the sale of a facility in Tampa, Florida on January 2, 2009.

(3)
Represents additional costs incurred for legal advice and proxy solicitation in response to proxy contests relating to our 2009 and 2010 annual meetings.

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

Income from Discontinued Operations, net

        Income from discontinued operations, net, excluding the loss on disposal of $294, decreased to $44 for the year ended December 31, 2010 as compared to $1,074 for the year ended December 31, 2009. Revenue from the discontinued operation decreased to $2,200 for the year ended December 31, 2010 as compared to $30,298 for the year ended December 31, 2009.

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

Cost of revenue

        Cost of laundry facilities management revenue.    Cost of laundry facilities management revenue includes rent paid to customers as well as costs associated with installing and servicing machines, costs of collecting, counting, and depositing laundry facilities management revenue and the costs of delivering and servicing rented facilities management equipment. Cost of laundry facilities management revenue increased $1,681, or 1%, to $208,914 for the year ended December 31, 2009, as compared to $207,233 for the year ended December 31, 2008. The increase is due primarily to the $803 increased rent associated with the increase in laundry facility management revenue resulting from the facilities management business we acquired from Automatic Laundry Company, Ltd. ("ALC") on April 1, 2008 as well as increased employee health insurance costs of $1,590. These increases were offset by cost control measures implemented by the Company. As a percentage of laundry facilities management revenue, cost of laundry facilities management revenue was 68% for each of the years ended December 31, 2009 and 2008. Facilities management rent as a percentage of laundry facilities management revenue was 48% and 49% for the years ended December 31, 2009 and 2008, respectively. Laundry facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the laundry facilities management rent as a function of laundry facilities management revenue can vary. Incentive payments and betterments are amortized over the life of the related lease.

        Depreciation and amortization related to operations.    Depreciation and amortization related to operations increased by $1,105, or 2%, to $48,266 for the year ended December 31, 2009 as compared to $47,161 for the year ended December 31, 2008. The increase in depreciation and amortization for the year ended December 31, 2009 as compared to the same period in 2008 is primarily attributable to having a full year of depreciation and amortization in 2009 associated with the contract rights and equipment we acquired as part of our acquisition of a laundry facilities management business on April 1, 2008 compared to only nine months of such depreciation and amortization in the comparable period in 2008. Laundry facilities management equipment and contract rights are depreciated and amortized using the straight-line method. In addition, due to management's decision not to recondition and redeploy equipment that is in need of significant repairs and is not as energy efficient as newer equipment, we disposed of certain laundry equipment in 2009 and 2008 that had a remaining net book value of $662 and $642, respectively. These costs are included in depreciation expense.

        Cost of commercial laundry equipment sales.    Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment and parts and supplies sold, as well as salaries, warehousing and distribution expenses. Cost of commercial laundry equipment sales decreased by $3,635, or 21%, to $13,652 for the year ended December 31, 2009 as compared to $17,287 for the year ended December 31, 2008. As a percentage of sales, cost of commercial laundry equipment sales was 81% for the year ended December 31, 2009 compared to 82% in 2008. The gross margin in the commercial laundry equipment sales business unit increased to 19% for the year ended December 31, 2009 as compared to 18% for the same period in 2008. The change in gross margin from period to period is primarily a function of the mix of products sold.

Operating expenses

        General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs.    General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs decreased by $286, or 1%, to $34,639 for the year ended December 31, 2009 as compared to $34,925 for the year ended December 31, 2008. Such decrease for the year ended December 31, 2009 includes incremental costs of our proxy contest of $971. Excluding these costs, the decrease would have been $1,257. As a percentage of total revenue these expenses were 11% for the years ended December 31, 2009 and 2008. The decrease in expenses for the year ended

December 31, 2009 as compared to December 31, 2008 is primarily attributable to a reduction in professional fees and outside services.

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

Interest expense, including the change in the fair value of non-hedged derivative instruments

        Interest expense, including the change in the fair value of non-hedged derivative instruments, decreased by $3,627, or 16%, to $18,782 for the year ended December 31, 2009 as compared to $22,409 for the year ended December 31, 2008. The decrease is due to lower outstanding debt balances resulting from our concerted effort to reduce interest-bearing debt. Included in interest expense for the year ended December 31, 2008 is nine months interest on our debt resulting from the April, 2008 ALC acquisition. Included in the year ended December 31, 2009 is twelve months interest on our debt resulting from the ALC acquisition. Interest expense, excluding the change in the fair value of non-hedged derivative instruments, was $19,675 and $20,605 for the years ended December 31, 2009 and 2008, respectively. Our average effective interest rates are not significantly affected by fluctuations in the market as a significant amount of our debt have fixed rates through our derivative instruments. Our average effective borrowing rate was 7.1% for the year ended December 31, 2009 as compared to 6.7% for the year ended December 31, 2008.

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

Provision for income taxes

        The provision for income taxes increased by $2,036, to an expense of $1,278 for the year ended December 31, 2009 compared to a benefit of $758 for the year ended December 31, 2008. The increase is primarily the result of positive income before the provision for income taxes in 2009 compared to a loss before the provision for income taxes in 2008. The effective tax rate for 2009 is 55.1%. The effective tax rate is comprised of the federal statutory rate of 34%, the state rate net of federal taxes of 11.7%, permanent book/tax differences of 6.4% and changes to deferred rates and valuation reserves of 3.0%. The effective tax rate of 39.4% in 2008 was favorably impacted by an amendment to Massachusetts tax laws which reduced the Company's provision for income taxes by $198 and the release of reserves for uncertain tax positions of $204 in conjunction with the completion of the Internal Revenue Service tax audits through 2005.

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

        A reconciliation of income from continuing operations, net, as reported to income from continuing operations, net, as adjusted is provided below:

	Years Ended December 31,
	2008	2009
Income (loss) from continuing operations, net, as reported	$(1,166)	$1,041
Income from discontinued operations, net	1,707	1,074

Net income, as reported	$541	$2,115

Income (loss) from continuing operations before provision for income taxes, as reported	$(1,924)	$2,319
Loss (gain) related to derivative instruments(1)	1,804	(893)
Loss on early extinguishment of debt(2)	207	—
Gain on sale of real estate(3)	—	(403)
Incremental costs of 2009 proxy contest	—	971

Income from continuing operations before provision for income taxes, as adjusted	87	1,994
Provision for income taxes, as adjusted	34	1,099

Income (loss) from continuing operations, net, as adjusted	$53	$895

Diluted earnings per share from continuing operations, net, as adjusted	$—	$0.06

(1)
Represents the unrealized loss (gain) on interest rate protection contracts, which do not qualify for hedge accounting treatment. For interest rate swaps that do qualify as hedged instruments, changes in mark to market are recorded in Other Comprehensive Income and not in the income statement. Including the fluctuation in the fair value of the derivative instruments in the reconciliation of net income as reported to net income as adjusted allows for a more consistent comparison of the operating results of the Company.

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

Liquidity and Capital Resources (Dollars in thousands)

        We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings under our revolving loan facility described below. Capital requirements for the year ending December 31, 2011, including contract incentive payments, are currently expected to be between $33,000 and $36,000. Included in the capital requirements that we expect to be able to fund during 2011 are purchases of new laundry equipment, laundry room betterments, and contract incentives incurred in connection with new customer leases and the renewal of existing leases.

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

        Our current long-term liquidity needs are principally the repayment of the outstanding principal amounts of our long-term indebtedness, including borrowings under our senior credit facility and our senior notes. We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. We anticipate that we will need to refinance some portion of our indebtedness or otherwise amend its terms when it reaches maturity. We cannot make any assurances that such financing would be available on reasonable terms, if at all.

Operating Activities

        For the years ended December 31, 2008, 2009 and 2010, cash flows provided by operating activities from continuing operations were $55,735, $60,720, and $54,080 respectively. Cash flows from operations consist primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and selling, general and administration expenses. The most significant changes to cash flows in 2010 compared to 2009 were decreases in depreciation and amortization expense and related deferred taxes, an increase in accounts receivable, a decrease in the change in accounts payable, accrued facilities management rent, accrued expenses and an increase in non-cash derivative income. The decrease in depreciation and amortization expense and related deferred income taxes is primarily attributable to the fact that most of the equipment from our acquisitions in 2004 and 2005 was fully depreciated in 2009.

Investing Activities

        For the years ended December 31, 2008, 2009 and 2010, cash flows used in investing activities from continuing operations were $130,111, $20,074, and $25,973 ,respectively. Included in the cash flows used in investing activities is a payment for acquisition of $106,213 in 2008. and the proceeds from the sale of Intirion Corporation of $8,274 in 2010. Other capital expenditures for the years ended December 31, 2008, 2009, and 2010 totaled $24,313, $21,341, and $26,580, respectively. We realized additional cash flows from the proceeds received from the disposal of our discontinued operation of $8,274.

Financing Activities

        For the years ended December 31, 2008, 2009 and 2010, cash flows provided by (used in) financing activities from continuing operations were $79,887, ($37,883), and ($36,673), respectively. Cash flows provided by financing activities consist primarily of borrowings to fund acquisitions. Cash flows used in financing activities consist primarily of repayments of bank borrowings. We also paid $8,000 on our term loan from the proceeds we received from the disposal of our discontinued operation. In 2010, we also paid cash dividends of $2,763.

        The Company has a senior secured credit agreement (the "Secured Credit Agreement") pursuant to which the Company may borrow up to $151,750 in the aggregate, including $21,750 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver. The Term Loan requires quarterly principal payments of $750 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $15,750 due on April 1, 2013. The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the "Swingline Loans") and any Swingline Loans will reduce the borrowings available under the Revolver. Subject to certain terms and conditions, the Secured Credit Agreement gives the company the option to establish additional term and/or revolving credit facilities there under, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

        Borrowings outstanding under the Secured Credit Agreement bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 2.00% to 2.50% per annum (currently 2.00%), determined by reference to our senior secured leverage ratio, and (ii) in the case of base rate loans and Swingline Loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by Bank of America, N.A. as its "prime rate," in each case, plus an applicable percentage, ranging from 1.00% to 1.50% per annum (currently 1.00%), determined by reference to the Company's senior secured leverage ratio.

        The obligations under the Secured Credit Agreement are guaranteed by the Company's subsidiaries and secured by (i) a pledge of 100% of the ownership interests in the subsidiaries, and (ii) a first-priority security interest in substantially all of our tangible and intangible assets.

        Under the Secured Credit Agreement, the Company is subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at December 31, 2010.

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

        As of December 31, 2010, there was $50,353 outstanding under the Revolver, $21,750 outstanding under the Term Loan and $1,380 in outstanding letters of credit. The available balance under the Revolver was $78,267 at December 31, 2010. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at December 31, 2009 and 2010 were 6.69% and 5.56%, respectively, including the applicable spread paid to the banks.

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

        The Company has the option to redeem all or a portion of the senior notes at the redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed, during the 12-month period commencing on August 15 of the years set forth below:

Period	Redemption Price
2011	102.542%
2012	101.271%
2013 and thereafter	100.000%

        As of December 31, 2010, the Company had not redeemed any of its senior notes.

        The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at December 31, 2010.

        The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at December 31, 2010.

        Capital lease obligations on the Company's fleet of vehicles totaled $3,276 and $3,833 at December 31, 2009 and 2010, respectively.

        Required payments under the Company's long-term debt and capital lease obligations are as follows:

Amount
2011	$4,511
2012	4,090
2013	66,931
2014	402
2015	150,002
Thereafter	—

$225,936

Contractual Obligations

        A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, corporate headquarters and warehouse rent and minimum facilities management rent as of December 31, 2010 is as follows:

Fiscal Year	Long-term debt	Interest on senior notes	Interest on variable rate debt	Facilities rent commitments	Capital lease commitments	Operating lease commitments	Total
2011	$3,000	$11,438	$4,006	$17,838	$1,511	$3,540	$41,333
2012	3,000	11,438	3,839	15,891	1,090	3,188	$38,446
2013	66,103	11,438	918	12,663	828	2,605	$94,555
2014	—	11,438	—	9,537	402	2,327	$23,704
2015	150,000	11,438	—	7,442	2	2,004	$170,886
Thereafter	—	—	—	14,484	—	520	$15,004

Total	$222,103	$57,190	$8,763	$77,855	$3,833	$14,184	$383,928

Off Balance Sheet Arrangements

        At the years ended December 31, 2008, 2009 and 2010, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes.

Seasonality

        We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 12% of our total laundry facilities management revenue in 2010. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, our operating and capital expenditures have historically been higher during the third calendar quarter when we install a large amount of equipment in the college market while colleges and universities are on summer break.

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

        Cash and cash equivalents.    We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents is an estimate of cash not yet collected at period-end that remains at laundry facilities management locations. At December 31, 2010 and 2009, this totaled $10,360 and $10,524, respectively. We record the estimated cash not yet collected as cash and cash equivalents and facilities management revenue. We also record the estimated related facilities management rent expense. We calculate the estimated cash not yet collected at the end of a period by first identifying only those accounts that have had activity in the last ninety days of the period, since each account is collected at least once every ninety days. We calculate the average collection per day by account for the corresponding period one year prior. The prior year per day collection amount is multiplied by the number of days between the account's most recent collection prior to the end of the current period and the end of the current period. The corresponding period one year prior is used to allow for any seasonality at each account. The average collection per day since inception of the account is used for accounts acquired subsequent to the corresponding period in the prior year.

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

        Goodwill and intangible assets.    Intangible assets primarily consist of various non-compete agreements, goodwill and contract rights recorded in connection with acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from five to fifteen years. Contract rights are amortized using the straight-line method over fifteen or twenty years. The life assigned to acquired contracts is based on several factors, including: (i) the seller's renewal rate of the contract portfolio for the most recent years prior to the acquisition, (ii) the number of years the average contract has been in the seller's contract portfolio, (iii) the overall level of customer satisfaction within the contract portfolio, and (iv) our ability to maintain or exceed the level of customer satisfaction maintained by the seller prior to the acquisition by us. We are accounting for acquired contract rights on a pool-basis based on the fact that, in general, no single contract accounts for more than 2% of the revenue of any acquired portfolio and the fact that few of the contracts are predicted to be terminated, either prior to or at the end of the contract term. Based on our experience, we believe that these costs associated with various acquisitions are properly recognized and amortized over a reasonable length of time.

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

        We also evaluate our trade names annually for impairment using the relief from royalty method. We estimate what it would cost to license the trade names based upon estimated future revenue, an estimated royalty rate, a capitalization rate and a discount rate which is subject to change from year to year. If the discounted present value of future tax effected royalty payments is less than the carrying value, the trade name would be written down to its implied fair value. Our evaluation in 2010 did not result in an impairment.

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

        Fair value of financial instruments.    For purposes of financial reporting, we have determined that the fair value of financial instruments approximates book value at December 31, 2010 and 2009, based upon terms currently available to us in financial markets. The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.

        Income Taxes.    We utilize the asset and liability method of accounting for income taxes, as set forth in accounting guidance. This guidance requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of the existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

New Accounting Pronouncements

        In December 2010, the Financial Accounting Standards Board issued an update to accounting guidance for business combinations related to the disclosure of supplementary pro forma information. Accounting guidance for business combinations requires a public entity to disclose pro forma revenue and earnings for the combined entity as though the combination occurred at the beginning of the reporting period. This update clarifies that if a public entity presents comparative financial statements, the pro forma information for all business combinations occurring during the current year should be reported as though the combination occurred at the beginning of the prior annual reporting period. This update also expands the disclosure requirement to include the nature and amount of pro forma adjustments made to arrive at the disclosed pro forma revenue and earnings. This update is effective for business combinations for which the acquisition date is on or after annual reporting periods beginning after December 15, 2010. The effect of adoption will depend primarily on the Company's acquisitions occurring after such date, if any.

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

Interest Rates—

        The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term variable rate debt approximates book value at December 31, 2010.

	December 31, 2010
	Expected Maturity Date (In Thousands)
	2011	2012	2013	2014	2015	Thereafter	Total
Long-Term Debt:
Variable rate ($US)	$3,000	$3,000	$66,103	$—	$—	$—	$72,103
Average interest rate	5.56%	5.56%	5.56%	—	—	—	5.56%

        The Company has adopted accounting guidance regarding fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

        The Company has also entered into an interest rate swap agreement to manage the interest rate associated with its senior unsecured notes. This swap agreement effectively converts a portion ($100 million) of our fixed rate senior unsecured notes to a variable rate. Under this agreement the Company receives the fixed rate on our senior unsecured notes (7.625%) and pays a variable rate of LIBOR plus the applicable margin charged by the banks. The fair value of these interest rate and fuel commodity derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivatives are considered a Level 2 item.

        In December 2010 the Company entered into a fuel commodity derivative to manage the fuel cost of its fleet of vehicles. The derivative is effective April 1, 2011 and expires December 31, 2011. The derivative has a monthly notional amount of 80,000 gallons from April 1, 2011 through December 31, 2011 for a total notional amount of 720,000 gallons. The Company has a put price of $3.015 per gallon and a strike price of $3.50 per gallon.

        Certain of the Company's Swap Agreements qualify as cash flow hedges while others do not. During the fourth quarter of 2010, the Company paid $1,478 to terminate two of its non-hedged Swap Agreements. The change in the fair value of the remaining Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The effective portion of the Swap Agreements that qualify for hedge accounting is included in Other Comprehensive Income in the period in which the change occurs, while the ineffective portion, if any, is recognized in income in the period in which the change occurs. During the first quarter of 2010 the Company no longer qualified for hedge accounting treatment for one of its swap agreements. Accordingly, $1,260 was reclassified as an earnings charge from Accumulated Other Comprehensive Income in the year ended December 31, 2010.

        The remaining balance of $600 associated with this swap and included in Accumulated Other Comprehensive Income will be charged against income through the maturity date of the swap agreement on April 1, 2013.

        The table below outlines the details of each remaining Swap Agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount December 31, 2010	Expiration Date	Fixed Rate
May 8, 2008	$45,000	Amortizing	$30,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$29,000	Apr 1, 2013	3.78%
January 4, 2010	$100,000	Fixed	$100,000	Aug 15, 2015	7.63%

        In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. With regard to the Company's floating to fixed rate swap agreements, if interest expense, as calculated, is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company. If interest expense, as calculated, is greater based on the fixed rate, the Company pays the difference to the financial institution. With regard to the

Company's fixed to floating rate swap agreement, if interest expense, as calculated, is greater based on the 90-day LIBOR, the Company pays the difference to the financial institution. If interest expense, as calculated, is greater based on the fixed rate, the financial institution pays the difference to the Company.

        Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counterparty to the Swap Agreements exposes the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated.

        As of December 31, 2010, there was $50,353 outstanding under the 2008 Secured Revolver, $21,750 outstanding under the 2008 Secured Term Loan and $1,380 in outstanding letters of credit. The available balance under the 2008 Secured Revolver was $78,267 at December 31, 2010. The average interest rate on the borrowings outstanding under the 2008 Secured Credit Facility at December 31, 2009 and December 31, 2010 were 6.69% and 5.56%, respectively, including the applicable spread paid to the banks.

Item 8.    Financial Statements and Supplementary Data

        Financial statements and supplementary data are contained in pages F-1 through F-35 hereto.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

(a)   Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2010 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15(d)-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        As of the end of the Company's 2010 fiscal year, management conducted assessments of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on these assessments, management has determined that the Company's internal control over financial reporting as of December 31, 2010 was effective. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

        The Company's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of the firm's internal control over financial reporting as of December 31, 2010.

        NYSE Annual CEO Certification.    On June 18, 2010, Stewart Gray MacDonald, Jr., Chief Executive Officer of the Company, submitted to the New York Stock Exchange (the "NYSE") the Annual CEO Certification required by Section 303A of the Corporate Governance Rules of the NYSE certifying that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

(c)   Changes in Internal Control over Financial Reporting

        There were no material changes to management's internal control over financial reporting during the year ended December 31, 2010.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        We will furnish to the SEC a definitive Proxy Statement with respect to our 2011 annual meeting of stockholders (the "Proxy Statement") no later than 120 days after the close of our fiscal year ended December 31, 2010. Certain information required by this Item 10 is incorporated herein by reference to the Proxy Statement.

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

Stock Option Plan Information and Employee Stock Purchase Plan Information

        The following tables provide information as of December 31, 2010 regarding shares of our common stock that may be issued under our equity compensation plans consisting of the 1997 Stock Option and Incentive Plan (the "1997 Plan"), the 2001 Employee Stock Purchase Plan (the "ESPP"), the 2005 Stock Option and Incentive Plan (the "2005 Plan") and the 2009 Stock Option and Incentive Plan (the "2009 Plan"). There are no equity compensation plans that have not been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,349,887	$9.64	835,628	(3)
Equity compensation plans not approved by security holders	—	—	—

Total	2,349,887	$9.64	835,628	(3)

(1)
Represents outstanding options and restricted shares granted but not yet issued under the 1997 Plan, the 2005 Plan and the 2009 Plan. There are no options, warrants or rights outstanding under the ESPP (does not include the purchase rights accruing under the ESPP because the purchase price, and therefore the number of shares to be purchased, is not determinable until the end of the purchase period).

(2)
Includes an aggregate of 149,760 shares underlying restricted stock units granted under the 2005 Plan and the 2009 Plan for which the performance criteria have not yet been established. Accordingly, for accounting purposes, such awards are not considered to be granted under FAS 123R.

(3)
Includes 639,241 shares available for future issuance under the 2009 Plan, and 196,387 shares available for future issuance under the ESPP. No new awards may be granted under the 1997 Plan or the 2005 Plan.

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

        Each exhibit marked by a cross (+) was previously filed as an exhibit to Mac-Gray's Registration Statement on Form S-1 filed on August 14, 1997 (File No. 333-33669) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1.

        Each exhibit marked by a number sign (#) was previously filed as an exhibit to Amendment No. 1 to Mac-Gray's Registration Statement on Form S-1, filed on September 25, 1997 (File No. 333-33669) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1.

        Each exhibit marked by a (z) was previously filed as an exhibit to Amendment No. 1 of Mac-Gray's Registration Statement on Form S-1, filed on April 17, 1998 (File No. 333-49795) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1.

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

        Each exhibit marked by a (nn) was previously filed as an exhibit to Mac-Gray's Form 10-K filed on March 16, 2010 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-K.

        Each exhibit marked by a (mm) was previously filed as an exhibit to Mac-Gray's Form 10-Q filed on May 10, 2010 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-Q.

        Each exhibit marked by a (ll) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on June 2, 2010 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        Each exhibit marked by a (kk) was previously filed as an exhibit to Mac-Gray's Form 8-K/A filed on October 29, 2010 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        The following is a complete list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

3.01	Amended and Restated Certificate of Incorporation (3.1)+
3.02	Amendment No. 1 to Amendment and Restated Certificate of Incorporation (filed herewith)
3.03	Amended and Restated By-laws (3.1)xx
3.04	Amendment No. 1 to Amended and Restated By-laws (3.1)kk
3.05
Amended and Restated Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Mac-Gray Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock (3.1)rr
4.01	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1)#
4.02	Indenture, dated August 16, 2005, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation and Wachovia Bank, National Association (4.1)n
4.03	Shareholder Rights Agreement, dated as of June 8, 2009, between Mac-Gray Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (4.1)ss
10.01	Stockholders' Agreement, dated as of June 26, 1997, by and among the Registrant and certain stockholders of the Registrant (10.2)+
10.02	Form of Maytag Distributorship Agreements (10.13)+
10.03	The Registrant's 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits) (10.16)+***
10.04	Form of Noncompetition Agreement between the Registrant and its executive officers (10.15)v***
10.05	Form of Director Indemnification Agreement between the Registrant and each of its Directors (10.16)v***

10.06	April 2001 Amendment to the Mac-Gray Corporation 1997 Stock Option and Incentive Plan (10.17)v***
10.07	Form of executive severance agreement between the Registrant and each of its chief financial officer and chief operating officer (10.18)s***
10.08	Form of executive severance agreement between the Registrant and its chief executive officer (10.19)s***
10.09	Trademark License Agreement dated January 10, 2005 by and between Web Service Company, Inc. ("Licensor") and Mac-Gray Services, Inc. ("Licensee") (10.19)r
10.10	Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.1)p***
10.11	Form of Incentive Stock Option Agreement under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.2)p***
10.12	Form of Non-Qualified Stock Option Agreement for Company Employees under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.3)p***
10.13	Form of Restricted Stock Award Agreement for awards under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.5)p***
10.14	Lease Agreement, dated July 22, 2005, between Mac-Gray Services, Inc. and 404 Wyman LLC (99.1)o
10.15	Form of Mac-Gray Corporation 7 5/8% Senior Notes due 2015 (4.2)n
10.16	Form of Employment Agreement between the Company and certain executive officers (10.1)h***
10.17	Mac-Gray Senior Executive Incentive Plan (10.4)e***
10.18	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.5)e***
10.19	Form of executive severance agreement, dated March 3, 2008, between the Registrant and each of Linda Serafini, Robert Tuttle and Phil Emma (10.1)c***
10.20	Form of first amendment to executive severance agreement, dated March 3, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.42)b***
10.21	Form of first amendment to employment agreement, dated March 3, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.43)b***
10.22
Senior Secured Credit Agreement, dated as of April 1, 2008, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sale Lead Arranger and Sole Book Manager (10.3)a
10.23	Form of Revolving Note pursuant to the Senior Secured Credit Agreement in favor of the Secured Revolving Lenders, in an aggregate total amount of up to $130,000,000 (10.4)a
10.24	Form of Swingline Note pursuant to the Senior Secured Credit Agreement in favor of the Swingline Lenders, in an aggregate total amount of up to $10,000,000 (10.5)a
10.25	Form of Term Loan Note pursuant to the Senior Secured Credit Agreement in favor of the Secured Term Lenders, in an aggregate total amount of $40,000,000 (10.6)a

10.26	Guarantee and Collateral Agreement, dated as of April 1, 2008, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation, the Subsidiaries of the Borrowers identified therein, and Bank of America, N.A., as Administrative Agent (10.7)a
10.27	Mac-Gray Corporation Director Stock Ownership Guidelines, effective as of July 1, 2008 (10.1)yy***
10.28	Form of Indemnification Agreement between the Registrant and each of its non-employee directors (10.1)xx ***
10.29	Form of second amendment to executive severance agreement, dated December 22, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.59) vv***
10.30	Form of second amendment to employment agreement, dated December 22, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.60)vv***
10.31	Form of first amendment to executive severance agreement, dated December 22, 2008, between the Registrant and each of Linda Serafini, Robert Tuttle and Phil Emma (10.61)vv***
10.32
Amendment No. 1 to Senior Secured Credit Agreement, dated as of May 1, 2009, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (10.1)uu
10.33	Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.1)tt***
10.34	Amendment No. 1 to Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.1)ll***
10.35	Form of Non-Qualified Stock Option Agreement for Company Employees under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.5)qq***
10.36	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.6)qq***
10.37	Form of Restricted Stock Unit Agreement for cash settled awards under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.7)qq***
10.38	Form of Restricted Stock Unit Agreement for stock settled awards under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.8)qq***
10.39	Form of Restricted Stock Unit Agreement for awards under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.9)qq***
10.40	Mac-Gray Corporation Non-Employee Director Compensation Policy (10.6)mm***
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
10.43	Stock Purchase Agreement, dated as of February 5, 2010, between Mac-Gray Corporation and MF Acquisition Corp. (10.2)oo
10.44	Mac-Gray Corporation Long Term Incentive Plan (10.44)nn***
10.45	Mac-Gray Corporation 2001 Employee Stock Purchase Plan (Amended and Restated January 1, 2011) (filed herewith)***

21.1	Subsidiaries of the Registrant (21.1)z
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

***
Management compensatory plan or arrangement

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 14th DAY OF MARCH, 2011.

MAC-GRAY CORPORATION
	By:	/s/ STEWART GRAY MACDONALD, JR. Stewart Gray MacDonald, Jr. Chief Executive Officer (Principal Executive Officer)
Date: March 14, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. BRYAN David W. Bryan	Director	March 14, 2011
/s/ THOMAS E. BULLOCK Thomas E. Bullock	Director	March 14, 2011
/s/ BRUCE C. GINSBERG Bruce C. Ginsberg	Director	March 14, 2011
/s/ CHRISTOPHER T. JENNY Christopher T. Jenny	Director	March 14, 2011
/s/ EDWARD F. MCCAULEY Edward F. McCauley	Director	March 14, 2011
/s/ WILLIAM F. MEAGHER William F. Meagher	Director	March 14, 2011
/s/ ALASTAIR G. ROBERTSON Alastair G. Robertson	Director	March 14, 2011
/s/ MARY ANN TOCIO Mary Ann Tocio	Director	March 14, 2011
/s/ MICHAEL J. SHEA Michael J. Shea	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2011

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

Schedule II Valuation and Qualifying Accounts	F-35

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mac-Gray Corporation:

        In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mac-Gray Corporation (the "Company") and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 14, 2011

MAC-GRAY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2009	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$21,599	$13,013
Trade receivables, net of allowance for doubtful accounts	5,081	6,105
Inventory of finished goods, net	2,172	1,580
Deferred income taxes	559	963
Prepaid facilities management rent and other current assets	14,286	9,916
Current assets from discontinued operations	6,864	—

Total current assets	50,561	31,577
Property, plant and equipment, net	130,541	128,068
Goodwill	59,043	58,608
Intangible assets, net	208,499	195,144
Prepaid facilities management rent and other assets	11,199	10,686
Non-current assets from discontinued operations	4,433	—

Total assets	$464,276	$424,083

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,543	$4,511
Trade accounts payable	6,957	8,673
Accrued facilities management rent	21,075	21,084
Accrued expenses and other current liabilities	21,160	15,998
Current liabilites from discontinued operations	3,087	—

Total current liabilities	57,822	50,266
Long-term debt and capital lease obligations	258,325	221,425
Deferred income taxes	39,159	41,823
Other liabilities	3,011	2,518
Non-current liabilities from discontinued operations	1,424	—

Total liabilities	359,741	316,032

Commitments and contingencies (Note 15)	—	—
Stockholders' equity:
Preferred stock ($.01 par value, 5 million shares authorized no shares issued or outstanding)	—	—
Common stock ($.01 par value, 30 million shares authorized, 13,631,706 issued and 13,631,530 outstanding at December 31, 2009, and 14,026,919 issued and 14,026,743 outstanding at December 31, 2010)	136	140
Additional paid in capital	78,032	81,296
Accumulated other comprehensive loss	(2,048)	(1,563)
Retained earnings	28,417	28,180

	104,537	108,053
Less common stock in treasury, at cost (176 shares at December 31, 2009 and 2010)	(2)	(2)

Total stockholders' equity	104,535	108,051

Total liabilities and stockholders' equity	$464,276	$424,083

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share data)

	Years Ended December 31,
	2008	2009	2010
Revenue from continuing operations:
Laundry facilities management revenue	$306,089	$309,028	$304,040
Commercial laundry equipment sales	21,140	16,896	15,971

Total revenue	327,229	325,924	320,011

Cost of revenue:
Cost of laundry facilities management revenue	207,233	208,914	208,141
Depreciation and amortization	47,161	48,266	46,013
Cost of commercial laundry equipment sales	17,287	13,652	13,105

Total cost of revenue	271,681	270,832	267,259

Gross margin	55,548	55,092	52,752

Operating expenses:
General and administration	18,341	17,819	18,628
Sales and marketing	14,970	14,249	14,185
Depreciation and amortization	1,614	1,600	1,533
Gain on sale of assets, net	(69)	(648)	(262)
Incremental costs of proxy contest	—	971	235
Loss on early extinguishment of debt	207	—	—

Total operating expenses	35,063	33,991	34,319

Income from continuing operations	20,485	21,101	18,433
Interest expense, including the change in the fair value of non-hedged derivative instruments	22,409	18,782	13,428

Income (loss) before provision for income taxes from continuing operations	(1,924)	2,319	5,005
Provision (benefit) for income taxes	(758)	1,278	2,176

Income (loss) from continuing operations, net	(1,166)	1,041	2,829
Income from discontinued operations, net	1,707	1,074	44
Loss from disposal of discontinued operations, net of tax of $384	—	—	(294)

Net income	$541	$2,115	$2,579

Earnings (loss) per share—basic—continuing operations	$(0.09)	$0.08	$0.21

Earnings (loss) per share—diluted—continuing operations	$(0.09)	$0.07	$0.20

Earnings (loss) per share—basic—discontinued operations	$0.13	$0.08	$(0.02)

Earnings (loss) per share—diluted—discontinued operations	$0.13	$0.08	$(0.02)

Earnings per share—basic	$0.04	$0.16	$0.19

Earnings per share—diluted	$0.04	$0.15	$0.18

Weighted average common shares outstanding—basic	13,346	13,529	13,797

Weighted average common shares outstanding—diluted	13,346	13,940	14,379

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common stock						Treasury Stock
				Accumulated Other Comprehensive (Loss) Gain
	Number of shares	Value	Additional Paid in Capital		Comprehensive Income	Retained Earnings	Number of shares	Cost	Total
Balance, December 31, 2007	13,443,754	$134	$72,586	$45		$26,812	166,890	$(1,733)	$97,844

Net income	—	—	—	—	$541	541	—	—	541
Other comprehensive income:
Unrealized loss on derivative instruments, net of tax benefit of $1,989 (Note 6)	—	—	—	(3,162)	(3,162)	—	—	—	(3,162)

Comprehensive income	—	—	—	—	$(2,621)	—	—	—	—

Options exercised	—	—	—	—		(69)	(26,333)	273	204
Stock compensation expense	—	—	2,120	—		—	—	—	2,120
Net tax benefit (shortfall) from share based payment arrangements	—	—	(44)	—		—	—	—	(44)
Stock issuance—Employee Stock Purchase Plan	—	—	—	—		(34)	(36,545)	380	346
Stock granted	—	—	7	—		(325)	(41,645)	433	115

Balance, December 31, 2008	13,443,754	134	74,669	(3,117)		26,925	62,367	(647)	97,964

Net income	—	—	—	—	2,115	2,115	—	—	2,115
Other comprehensive income:
Unrealized gain on derivative instruments, net of tax benefit of $672 (Note 6)				1,069	1,069				1,069

Comprehensive income	—	—	—	—	$3,184	—	—	—	—

Options exercised	102,746	1	683	—		(14)	(9,597)	113	783
Stock compensation expense	—	—	2,213	—		—	—	—	2,213
Purchase of common stock	—	—	—	—		—	9,597	(113)	(113)
Net tax benefit (shortfall) from share based payment arrangements	—	—	(47)	—		—	—	—	(47)
Stock issuance—Employee Stock Purchase Plan	67,372	1	363	—		—	0	0	364
Stock granted	17,658	—	151	—		(609)	(62,191)	645	187

Balance, December 31, 2009	13,631,530	136	78,032	(2,048)		28,417	176	(2)	104,535

Net income	—	—	—	—	2,579	2,579	—	—	2,579
Other comprehensive income:
Unrealized gain on derivative instruments, net of tax benefit of $305 (Note 6)				485	485				485

Comprehensive income	—	—	—	—	$3,064	—	—	—	—

Options exercised	260,045	3	195	—		—	—	—	198
Stock compensation expense	—	—	2,540	—		—	—	—	2,540
Purchase of common stock	—	—	—	—		—	—	—	—
Net tax benefit (shortfall) from share based payment arrangements	—	—	—	—		—	—	—	—
Cash Dividends, $.20 per share	—	—	52	—		(2,815)	—	—	(2,763)
Stock issuance—Employee Stock Purchase Plan	25,821	—	245	—		—	—	—	245
Stock granted	109,523	1	232	—		(1)	—	—	232

Balance, December 31, 2010	14,026,919	$140	$81,296	$(1,563)		$28,180	176	$(2)	$108,051

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2009	2010
Cash flows from operating activities:
Net income	$541	$2,115	$2,579
Adjustments to reconcile net income to net cash flows provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	48,775	49,866	47,546
Loss on early extinguishment of debt	207	—	—
(Decrease) increase in allowance for doubtful accounts and lease reserves	60	(159)	131
Gain on disposition of assets	(69)	(648)	(262)
Stock grants	115	187	232
Non-cash derivative interest expense (income)	1,804	(893)	(1,454)
Deferred income taxes	(1,842)	4,781	2,428
Excess tax benefits from share based payment arrangements	(20)	(136)	—
Non cash-stock compensation	2,120	2,213	2,540
Loss from Disposal of discountinued operations	—	—	294
Decrease (increase) in accounts receivable	222	1,766	(1,155)
Decrease in inventory	1,911	93	592
(Increase) decrease in prepaid facilities management rent and other assets	(1,235)	(1,329)	347
Increase in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	4,842	3,920	12
Increase in deferred revenues and customer deposits	11	18	—
Net cash flows used in operating activities from discontinued operations	(717)	(738)	(44)

Net cash flows provided by operating activities	56,725	61,056	53,786

Cash flows from investing activities:
Capital expenditures	(24,313)	(21,341)	(26,580)
Payments for acquisitions	(106,213)	—	—
Proceeds from sale of assets	415	1,267	607
Proceeds from disposal of discontinued operations	—	—	8,274
Net cash flows used in investing activities from discontinued operations	(990)	(336)	—

Net cash flows used in investing activities	(131,101)	(20,410)	(17,699)

Cash flows from financing activities:
Payments on capital lease obligations	(1,943)	(1,705)	(1,864)
Borrowings on 2005 secured revolving credit facility	8,000	—	—
Payments on 2005 secured revolving credit facility	(63,000)	—	—
Payments on 2008 secured revolving credit facility	(33,500)	(118,154)	(140,756)
Borrowings on 2008 secured revolving credit facility	134,440	94,806	113,517
Borrowings on 2008 secured term credit facility	40,000	—	—
Payments on 2008 secured term credit facility	(3,000)	(4,000)	(3,250)
Borrowings on 2008 unsecured revolving credit facility	1,781	—	—
Payments on 2008 unsecured revolving credit facility	(1,781)	—	—
Payments on acquisition note	—	(10,000)	(2,000)
Financing costs	(1,680)	—	—
Excess tax benefits from share based payment arrangements	20	136	—
Purchase of common stock	—	(113)	—
Proceeds from exercise of stock options	204	783	198
Proceeds from issuance of common stock	346	364	245
Cash Dividend paid	—	—	(2,763)
Cash flows used to pay down term facility from discountinued operations	—	—	(8,000)

Net cash flows (used in) provided by financing activities	79,887	(37,883)	(44,673)

Increase(decrease) in cash and cash equivalents	5,511	2,763	(8,586)
Cash and cash equivalents, beginning of period	13,325	18,836	21,599

Cash and cash equivalents, end of period	$18,836	$21,599	$13,013

Supplemental cash flow information:
Interest paid	$20,919	$19,967	$17,234
Income taxes paid	$211	$227	$179

Supplemental disclosure of non-cash investing activities:

        During the years ended December 31, 2008, 2009 and 2010, the Company acquired various vehicles under capital lease agreements totaling $1,774, $1,628 and $2,421, respectively.

        During the year ended December 31 2008, the Company incurred liabilities in the amount of $10,000 in the form of future cash payments related to acquisition.

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

        Basis of Presentation.    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. On February 5, 2010, the Company sold its MicroFridge® (Intirion Corporation) business to Danby Products. The operations and cash flows of this business have been eliminated from the ongoing operations of the Company as a result of this disposal transaction. Since the Company will not have any significant continuing involvement in the operations of this business, the Company accounted for this business as a discontinued operation. All current and prior period financial information has been classified to reflect this as a discontinued operation.

2. Significant Accounting Policies

        Cash and Cash Equivalents.    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents is an estimate of cash not yet collected at period-end that remains at laundry facilities management customer locations. At December 31, 2009 and 2010, this totaled $10,524 and $10,360, respectively. The Company monitors current collection levels and economic conditions and adjusts the estimate as circumstances warrant. The Company records the estimated cash not yet collected as cash and cash equivalents and facilities management revenue. The Company also records the estimated related facilities management rent expense. The Company calculates the estimated cash not yet collected at the end of a period by first identifying only those accounts that have had activity in the last ninety days of the period, since each account is collected at least once every ninety days. The Company calculates the average collection per day by account for the corresponding period one year prior. The prior year per day collection amount is multiplied by the number of days between the account's most recent collection prior to the end of the current period and the end of the current period. The corresponding period one year prior is used to allow for any seasonality at each account. The average collection per day since inception of the account is used for accounts acquired subsequent to the corresponding period in the prior year.

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

        Allowance for Doubtful Accounts.    On a regular basis, the Company reviews the adequacy of its provision for doubtful accounts for trade accounts receivable based on historical collection results and current economic conditions using factors based on the aging of its trade accounts. In addition, the Company estimates specific additional allowances based on indications that a specific customer may be experiencing financial difficulties. The Company maintains an allowance for doubtful trade accounts of $198 and $329 at December 31, 2009 and 2010, respectively.

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

        Provision for Inventory Reserves.    On a regular basis, the Company reviews the adequacy of its reserve for inventory obsolescence based on historical experience, product knowledge and frequency of shipments. The Company maintains an inventory reserve of $230 and $252 at December 31, 2009 and 2010, respectively.

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

        Advertising Costs.    Advertising costs are expensed as incurred. These costs were $696, $553, and $1,153 for the years ended December 31, 2008, 2009 and 2010, respectively.

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

        We test goodwill at least annually for impairment by reporting unit. The goodwill impairment review consists of a two-step process of first assessing the fair value of the reporting unit and comparing this to the carrying value. If this fair value exceeds the carrying value of the reporting unit, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, we would proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. Any such impairment loss would be recognized in the Company's results of operations in the period the impairment loss arose.

        We also evaluate our trade names annually for impairment using the relief from royalty method. We estimate what it would cost to license the trade names based upon estimated future revenue, an estimated royalty rate, capitalization rate and a discount rate which is subject to change from year to year. If the discounted present value of future tax effected royalty payments is less than the carrying value of the trade names, the trade name would be written down to its implied fair value. Our evaluation in 2010 did not result in an impairment.

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

        The Company has adopted accounting guidance, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

        The fair value of the Company's interest rate and fuel commodity derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivatives are considered a Level 2 item.

        Fair Value of Financial Instruments.    For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 2009 and 2010, based upon terms currently available to the Company in financial markets. The fair value of the Company's interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party.

        New Accounting Pronouncements.    In December 2010, the Financial Accounting Standards Board issued an update to accounting guidance for business combinations related to the disclosure of supplementary pro forma information. Accounting guidance for business combinations requires a public entity to disclose pro forma revenue and earnings for the combined entity as though the combination occurred at the beginning of the reporting period. This update clarifies that if a public entity presents comparative financial statements, the pro forma information for all business combinations occurring during the current year should be reported as though the combination occurred at the beginning of the prior annual reporting period. This update also expands the disclosure requirement to include the nature and amount of pro forma adjustments made to arrive at the disclosed pro forma revenue and earnings. This update is effective for business combinations for which the acquisition date is on or after annual reporting periods beginning after December 15, 2010. The effect of adoption will depend primarily on the Company's acquisitions occurring after such date, if any.

        No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

3. Revisions to Balance Sheet Presentation

        During the December 31, 2010 year end closing process, the Company determined that the December 31, 2009 fair value of derivative instruments was not properly classified on the balance sheet between current and long term liabilities. The Company previously classified their derivative instruments as current versus long term liabilities based on the maturity date of their derivative contracts. The Company currently bases their classification on the estimated timing of the cash flows associated with their derivative contracts. This change in classification does not impact the consolidated statement of operations or the consolidated statement of cash flows for any period. Accordingly, to correct the error in the classification of derivative instruments, the Company has revised its balance sheet as of December 31, 2009 by increasing other current liabilities and decreasing other long term liabilities by $3,382 (See Note 6 "Fair Value Measurements".)

4. Discontinued Operations

        On February 5, 2010, the Company sold its MicroFridge® (Intirion Corporation) business to Danby Products. The transaction is valued at approximately $11,500. Danby Products paid Mac-Gray $8,500 in cash, and assumed existing liabilities and financial obligations for MicroFridge totaling approximately $3,000. The operations and cash flows of this business have been eliminated from the ongoing

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

4. Discontinued Operations (Continued)

operations of the company as the result of this disposal transaction. Since the Company will not have any significant continuing involvement in the operations of this business, the Company has accounted for this business as a discontinued operation. All current and prior period financial information has been restated to reflect Intirion Corporation as a discontinued operation. The Company recorded a loss, net of taxes, as a result of this transaction, in the amount of $294. Concurrent with this transaction, the Company paid $8,000 on its Secured Term Loan.

        Included in the table below are the key financial items related to the discontinued operation:

	2008	2009	2010
Revenue	$36,364	$30,298	$2,200

Interest expense, net(1)	$428	$262	$20

Income before provision for income taxes	$2,742	$1,742	$83
Income taxes on income from discontinued operations	1,035	668	39
Loss from disposal of discontinued operations, net of tax of $384	—	—	294

Income (loss) from discontinued operations, including loss on disposal of discontinued operations, net	$1,707	$1,074	$(250)

(1)
Represents the amount of interest allocated to the discontinued operation as a result of a requirement to pay $8,000 on the Company's Term Loan. The average interest rate used to calculate this allocation was 5.3%, 3.3%, and 2.5% for the years ended December 31, 2008, 2009 and 2010, respectively.

5. Long-Term Debt

        The Company has a senior secured credit agreement (the "Secured Credit Agreement") pursuant to which the Company may borrow up to $151,750 in the aggregate, including $21,750 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver. The Term Loan requires quarterly principal payments of $750 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $15,750 due on April 1, 2013. The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the "Swingline Loans") and any Swingline Loans will reduce the borrowings available under the Revolver. Subject to certain terms and conditions, the Secured Credit Agreement gives the company the option to establish additional term and/or revolving credit facilities there under, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

        Borrowings outstanding under the Secured Credit Agreement bear interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate (adjusted for statutory reserves) plus an applicable percentage, ranging from 2.00% to 2.50% per annum (currently 2.00%), determined by reference to our senior secured leverage ratio, and (ii) in the case of base rate loans and Swingline Loans, the higher of (a) the federal funds rate plus 0.5% or (b) the annual rate of interest announced by Bank of America, N.A. as its "prime rate," in each case, plus an applicable percentage, ranging from 1.00% to 1.50% per annum (currently 1.00%), determined by reference to the Company's senior secured leverage ratio.

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

        Under the Secured Credit Agreement, the Company is subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at December 31, 2010.

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

        As of December 31, 2010, there was $50,353 outstanding under the Revolver, $21,750 outstanding under the Term Loan and $1,380 in outstanding letters of credit. The available balance under the Revolver was $78,267 at December 31, 2010. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at December 31, 2009 and 2010 were 6.69% and 5.56%, respectively, including the applicable spread paid to the banks.

        On August 16, 2005, the Company issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

5. Long-Term Debt (Continued)

down senior bank debt. Since the senior notes are not widely traded, the market value of these notes approximates book value at December 31, 2010.

        The Company has the option to redeem all or a portion of the senior notes at the redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed, during the 12-month period commencing on August 15 of the years set forth below:

Period	Redemption Price
2011	102.542%
2012	101.271%
2013 and thereafter	100.000%

        As of December 31, 2010, the Company had not redeemed any of its senior notes.

        The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at December 31, 2010.

        The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at December 31, 2010.

        Capital lease obligations on the Company's fleet of vehicles totaled $3,276 and $3,833 at December 31, 2009 and 2010, respectively.

        Required payments under the Company's long-term debt and capital lease obligations are as follows:

Amount
2011	$4,511
2012	4,090
2013	66,931
2014	402
2015	150,002
Thereafter	—

$225,936

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

6. Fair Value Measurements

        The Company has adopted accounting guidance regarding fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

        The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurements
	Balance at December 31, 2010	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (included in accrued expenses and other current liabilities)	$483	$—	$483	$—
Interest rate swap derivative financial instruments (included in other liabilities)	$935	$—	$935	$—
Fuel comodity derivative (included in accrued expenses)	$—	$—	$—	$—

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

        The Company has also entered into an interest rate swap agreement to manage the interest rate associated with its senior unsecured notes. This swap agreement effectively converts a portion

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

6. Fair Value Measurements (Continued)

($100 million) of our fixed rate senior unsecured notes to a variable rate. Under this agreement the Company receives the fixed rate on our senior unsecured notes (7.625%) and pays a variable rate of LIBOR plus the applicable margin charged by the banks. This swap agreement has an associated call feature that allows the counterparty to terminate this agreement at their option. The fair value of these interest rate and fuel commodity derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, are considered a Level 2 item.

        In December 2010 the Company entered into a fuel commodity derivative to manage the fuel cost of its fleet of vehicles. The derivative is effective April 1, 2011 and expires December 31, 2011. The derivative has a monthly notional amount of 80,000 gallons from April 1, 2011 through December 31, 2011 for a total notional amount of 720,000 gallons. The Company has a put price of $3.015 per gallon and a strike price of $3.50 per gallon.

        Certain of the Company's Swap Agreements qualify as cash flow hedges while others do not. During the fourth quarter of 2010, the Company paid $1,478 to terminate two of its non-hedged Swap Agreements. The change in the fair value of the remaining Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The effective portion of the Swap Agreements that qualify for hedge accounting is included in Other Comprehensive Income in the period in which the change occurs, while the ineffective portion, if any, is recognized in income in the period in which the change occurs.

        During the first quarter of 2010 the Company no longer qualified for hedge accounting treatment for one of its swap agreements. Accordingly, $1,260 was reclassified as an earnings charge from Accumulated Other Comprehensive Loss in the year ended December 31, 2010. The remaining balance of $600 associated with this swap and included in Accumulated Other Comprehensive Loss will be charged against income through the maturity date of the swap agreement on April 1, 2013.

        The table below outlines the details of each remaining Swap Agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount December 31, 2010	Expiration Date	Fixed Rate
May 8, 2008	$45,000	Amortizing	$30,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$29,000	Apr 1, 2013	3.78%
January 4, 2010	$100,000	Fixed	$100,000	Aug 15, 2015	7.63%

        In accordance with the Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. With regard to the Company's floating to fixed rate swap agreements, if interest expense, as calculated, is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company. If interest expense, as calculated, is greater based on the fixed rate, the Company pays the difference to the financial institution. With regard to the Company's fixed to floating rate swap agreement, if interest expense, as calculated, is greater based on the 90-day LIBOR, the Company pays the difference to the financial institution. If interest expense, as calculated, is greater based on the fixed rate, the financial institution pays the difference to the Company.

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

        The tables below display the impact the Company's derivative instruments had on the Consolidated Balance Sheets as of December 31, 2009 and 2010 and the Consolidated Income Statements for the years ended December 31, 2009 and 2010.

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2009		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133:
Interest rate contracts	Accrued expenses	$2,270	Accrued expenses	$1,015
Interest rate contracts	Other liabilities	1,067	Other liabilities	931
Derivatives not designated as hedging instruments under Statement 133:
Interest rate contracts	Accrued expenses	1,112	Accrued expenses	(532)
Interest rate contracts	Other liabilities	692	Other liabilities	4
Fuel commodity derivative		—	Accrued expenses	—

Total derivatives		$5,141		$1,418

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

6. Fair Value Measurements (Continued)

The Effect of Derivative Instruments on the Consolidated Income Statements
For the Years Ended December 31, 2008, 2009 and 2010

										Amount of (Loss) Gain Recognized in Income on Derivative December 31,
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) December 31,				Amount of Loss Reclassified from Accumulated OCI into Income December 31,				Location of Gain or (Loss) Recognized in Income on Derivative
								Derivatives Not Designated as Hedging Instruments
Derivatives in Net Investment Hedging Relationships				Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2008	2009	2010		2008	2009	2010			2008	2009	2010
Interest rate contracts	$(3,162)	$1,069	$485	Interest expense, including the change in the fair value of non-hedged derivative instuments	$—	$—	$(1,260)	Interest rate contracts	Interest expense, including the change in the fair value of non-hedged derivative instuments	$(1,804)	$893	$2,714

Fuel commodity derivative	$—	$—	$—	Cost of revenue	$—	$—	$—	Fuel commodity derivative	Cost of revenue	$—	$—	$—

        The net of the amount reclassified from Other Comprehensive Income and the unrealized gain recognized on the derivatives resulted in a loss of $1,804 for the year ended December 31, 2008 and gains of $893 and $1,454 for the years December 31, 2009 and 2010, respectively.

7. Prepaid Facilities Management Rent and Other Current Assets

        Prepaid facilities management rent and other current assets consist of the following:

	December 31,
	2009	2010
Prepaid facilities managment rent	$4,272	$4,455
Supplies	4,094	3,797
Notes receivable	209	76
Due from vendor	63	26
Prepaid Marketing	132	97
Income tax receivable	4,453	229
Prepaid insurance	502	487
Other	561	749

	$14,286	$9,916

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

8. Prepaid Facilities Management Rent and Other Assets

        Prepaid facilities management rent and other assets consist of the following:

	December 31,
	2009	2010
Prepaid facilities managment rent	$10,412	$10,173
Notes receivable	385	123
Deposits	122	94
Other	280	296

	$11,199	$10,686

9. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

		December 31,
	Estimated Useful Life
		2009	2010
Facilities management equipment	2-10 years	$293,688	$308,173
Facilities management improvements	7-10 years	14,204	14,604
Leasehold improvements	5-10 years	1,377	1,521
Furniture, fixtures and computer equipment	2-7 years	14,752	15,727
Trucks and autos	3-5 years	9,972	11,216

		333,993	351,241
Less: accumulated depreciation		205,845	225,487

		128,148	125,754
Facilities management equipment, not yet placed in service		2,393	2,314

Property, plant and equipment, net		$130,541	$128,068

        Depreciation of property, plant and equipment totaled $33,373, $33,461, and $31,129 for the years ended December 31, 2008, 2009 and 2010, respectively.

        At December 31, 2009 and 2010, trucks and autos included $9,537 and $10,736, respectively, of equipment under capital lease with an accumulated amortization balance of $6,261 and $6,903, respectively.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

10. Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following:

	As of December 31, 2009
	Cost	Accumulated Amortization	Net Book Value
Goodwill	$59,043		$59,043

	$59,043		$59,043

Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,965	76
Contract rights	238,008	48,800	189,208
Distribution rights	1,623	459	1,164
Deferred financing costs	6,798	2,797	4,001

	$264,520	$56,021	$208,499

	As of December 31, 2010
	Cost	Accumulated Amortization	Net Book Value
Goodwill	$58,608		$58,608

	$58,608		$58,608

Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,995	46
Contract rights	237,888	60,966	176,922
Distribution rights	1,623	621	1,002
Deferred financing costs	6,798	3,674	3,124

	$264,400	$69,256	$195,144

        Estimated future amortization expense of intangible assets consists of the following:

2011	$12,714
2012	12,440
2013	12,120
2014	12,014
2015	11,846
Thereafter	118,917

$180,051

        Amortization expense of intangible assets for the years ended December 31, 2008, 2009 and 2010 was $12,213, $13,139, and $13,234, respectively.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

11. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2009	2010
Accrued interest	$4,406	$2,083
Accrued salaries/benefits	1,245	1,491
Accrued commission/bonuses	3,487	4,070
Current portion of fair value of derivative instruments	3,382	483
Accrued stock compensation	416	720
Reserve for refunds	517	499
Accrued rent	512	789
Current portion of deferred retirement obligation	104	104
Accrued professional fees	433	586
Accrued personal property taxes	1,138	1,040
Accrued sales tax	1,964	2,657
Accrued benefit insurance	1,208	1,039
Acquisition payment	1,936	—
Other accrued expenses	412	437

	$21,160	$15,998

12. Income Taxes

        The provision for state and federal income taxes consists of the following:

	Years Ended December 31,
	2008	2009	2010
Current state	$(150)	$(129)	$1
Deferred state	120	598	475
Current federal	(1,149)	(4,135)	(2,963)
Deferred federal	421	4,944	4,663

Total income taxes	$(758)	$1,278	$2,176

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

12. Income Taxes (Continued)

        The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities at December 31:

	2009	2010
Current deferred tax assets (liabilities):
Accounts receivable	$154	$284
Inventory	89	97
Accrued bonus and vacation	247	405
Accrued rent	198	305
Prepaid expenses	(194)	(188)
Other	65	60

	559	963

Non-current deferred tax (liabilities) assets:
Depreciation	(30,193)	(32,037)
Amortization	(15,547)	(18,663)
Other comprehensive income	1,289	983
Stock compensation	1,897	2,691
Derivative instrument interest	697	(436)
Net operating loss carryforwards	2,740	4,769
AMT credits	—	871
Other	403	450

	(38,714)	(41,372)
Valuation allowance against non-current deferred tax assets	(445)	(451)

	(39,159)	(41,823)

Net deferred tax liabilities	$(38,600)	$(40,860)

        For the years ended December 31, 2008, 2009 and 2010, the statutory income tax rate differed from the effective rate primarily as a result of the following differences:

	2008	2009	2010
Taxes computed at federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(1.3)	11.7	6.9
Change in state deferred rate	10.3	(1.1)	(0.4)
Non-deductible compensation	—	—	1.8
Change in valuation allowance	(6.2)	4.1	0.1
Tax settlement adjustments	10.6	—	—
Meals & entertainment	(5.0)	3.3	1.6
Non-deductible stock options	(2.4)	2.1	0.3
Other	(0.6)	1.0	(0.9)

Income tax provision	39.4%	55.1%	43.4%

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

12. Income Taxes (Continued)

        At December 31, 2010, the Company had a federal net operating loss carryforward of $3,429, of which $520 expires in the year 2028 and $2,909 expires in the year 2029, and state net operating loss carryforwards of $1,340 which expire at various times through the year 2030. The Company has evaluated the positive and negative evidence bearing upon the realization of the Net Operating Losses and has increased the valuation allowance to $451 for the corresponding deferred tax asset, which is comprised principally of state net operating loss carryovers incurred not expected to be utilized.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2006. All material state and local income tax matters have been concluded for years through 2005.

13. Acquisitions

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

13. Acquisitions (Continued)

        The purchase price includes a non-recourse note payable to the seller in the amount of $10,000 due on April 1, 2010. The Company paid this note in full on June 16, 2009. As part of this acquisition, the Company also leased from a third party a fleet of vehicles previously owned by ALC.

        The following unaudited pro forma operating results of the Company assume the acquisition took place on January 1, 2008. Such information includes adjustments to reflect additional depreciation, amortization and interest expense, and is not necessarily indicative of what the results of operations would have been or the results of operations in future periods.

Year Ended December 31, 2008
Net revenue from continuing operations	$344,084
Loss from continuing operations	$(1,434)
Loss per share from continuing operations:
Basic	$(0.11)
Diluted	$(0.11)

14. Preferred Stock Purchase Rights

        The Company has adopted a Shareholder Rights Agreement, the purpose of which is, among other things, to enhance the Board's ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Shareholder Rights Agreement could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company's Common Stock. The following summary description of the Shareholder Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Company's Shareholder Rights Agreement, which has been previously filed with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A.

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

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

15. Commitments and Contingencies (Continued)

        Future minimum lease payments under non-cancelable operating and capital leases consist of the following:

	Capital Leases	Operating Leases
Year ended December 31,
2011	$1,511	$3,540
2012	1,090	3,188
2013	828	2,605
2014	402	2,327
2015	2	2,004
Thereafter	—	520

	3,833	$14,184

Less: future minimum lease payments due within one year	1,511

Amounts due after one year	$2,322

        Rent expense incurred by the Company under non-cancelable operating leases totaled $3,942, $3,966, and $4,338 for the years ended December 31, 2008, 2009 and 2010, respectively.

        Guaranteed Facilities Management Rent Payments.    The Company operates card- and coin-operated facilities management laundry rooms under various lease agreements in which the Company is required to make minimum guaranteed rent payments to the respective lessors. The following is a schedule by years of future minimum guaranteed rent payments required under these lease agreements that have initial or remaining non-cancelable contract terms in excess of one year as of December 31, 2010:

2011	$17,838
2012	15,891
2013	12,663
2014	9,537
2015	7,442
Thereafter	14,484

$77,855

16. Employee Benefit and Stock Plans

        Retirement Plans.    The Company maintains a qualified profit-sharing/401(k) plan (the "Plan") covering substantially all employees. The Company's contributions to the Plan are at the discretion of the Board of Directors. Costs under the Plan amounted to, $1,410, $1,396 and $0 for the years ended December 31, 2008, 2009 and 2010, respectively.

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

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

16. Employee Benefit and Stock Plans (Continued)

"2005 Stock Plan"). On May 8, 2009, the Company's stockholders approved the 2009 Stock Option and Incentive Plan for the Company which was amended by the stockholders on May 26, 2010 (the "2009 Stock Plan" and together with the 1997 and 2005 Stock Plans the "Stock Plans"). The Stock Plans are designed and intended as a performance incentive for officers, employees, and independent directors to promote the financial success and progress of the Company. All officers, employees and independent directors are eligible to participate in the Stock Plans. Awards, when made, may be in the form of stock options, restricted stock, restricted stock units, unrestricted stock options, and dividend equivalent rights. The Stock Plans require the maximum term of options to be ten years. Costs under the Plans amounted to, $2,271, $2,593, and $3,195 for the years ended December 31, 2008, 2009 and 2010, respectively. The related income tax benefit recognized was $853, $1,350, and $1,366 for the years ended December 31, 2008, 2009 and 2010, respectively.

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

        The fair values of the stock options granted in 2008, 2009, and 2010 were estimated using the following components:

	2008	2009	2010
Weighted average fair value of options at grant date	$3.74	$3.06	$3.77
Risk free interest rate	2.68% – 4.11%	1.695% – 2.35%	2.167% – 2.44%
Estimated forfeiture rate	0.00% – 15.00%	0.00% – 11.00%	0.000% – 16.00%
Estimated option term	5.0 – 9.0 years	6.0 – 8.5 years	5.0 – 6.0 years
Expected volatility	29.22% – 36.17%	35.53% – 43.40%	49.46% – 51.53%

        The expected volatility of the Company's stock price was based on the weighted average of the historical performance over the prior number of years equal to the expected term and the two most recent years.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

16. Employee Benefit and Stock Plans (Continued)

        The following is a summary of stock option plan activity under the Plans as of December 31, 2010, and changes during the year then ended:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	2,109,019	$8.62	$3.32
Granted	291,994	$9.31	$3.77
Exercised	(375,695)	$4.77	$2.42
Forfeited	(28,741)	$11.22	$3.95

Outstanding at December 31, 2010	1,996,577	$9.40	$3.54

Exercisable at December 31, 2010	1,265,108	$9.80	$3.67
Weighted average remaining life of the outstanding options	6.78
Weighted average remaining life of the exercisable options	5.91
Total intrinsic value of the outstanding options	$11,099
Total intrinsic value of the exercisable options	$6,547

	December 31,
	2008	2009	2010
Weighted average fair value of options granted	$3.74	$3.06	$3.77
Intrinsic value of options exercised	$74	$468	$3,243
Fair value of shares vested in 2010	$3,662	$4,027	$1,583

        A summary of the status of the Company's nonvested shares as of December 31, 2010 and changes during the year then ended is presented below:

	Options	Grant Date Fair Value
Nonvested at January 1, 2010	906,910	$3.27
Granted	291,994	$3.77
Vested	(452,994)	$3.49
Forfeited	(14,441)	$3.60

Nonvested at December 31, 2010	731,469	$3.32

        In the year ended December 31, 2010, the Company granted restricted stock units covering 89,835 shares of stock with an average fair market value on date of grant of $9.31 per share. The stock vests in one year upon the achievement of certain performance objectives as determined by the Board of Directors at the beginning of the fiscal year. In addition, the Company granted a cash award equivalent to 46,375 restricted stock units and subject to the same performance criteria. The award had a fair market value of $14.95 per share at December 31, 2010. As part of their annual compensation, the Company granted the independent directors 42,096 restricted stock units with a fair market value

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

16. Employee Benefit and Stock Plans (Continued)

on the date of grant of $11.40. The restricted stock units vest over three years. The Company also granted restricted stock units covering 5,812 shares of stock with a fair market value of $10.32 per share that vest over three years which do not have a performance requirement. Restricted stock activity for fiscal 2010 is presented below:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010, including restricted stock to be settled in cash	138,274	$7.85
Restricted Stock Granted	184,118	$9.82
Dividend Earned	6,064	$—
Restricted Stock Issued	(88,837)	$7.12
Restricted Stock Settled in Cash	(33,872)	$10.32
Restricted Stock Forfeited	(2,197)	$7.83

Outstanding at December 31, 2010	203,550	$10.93

Restricted stock earned during the year	104,028	$9.39
Cash award equivalent of restricted stock units earned during the year	42,187	$14.95
Weighted average remaining life of the outstanding restricted stock	0.73
Total intrinsic value of the outstanding restricted stock	$293

        Compensation expense related to nonvested options and restricted shares will be recognized in the following years:

2011	$2,261
2012	1,043
2013	99

$3,403

        At December 31, 2010, the stock plans provide for the issuance of up to 4,524,731 shares of Common Stock of which 1,385,843 shares have been issued pursuant to the exercise of option agreements or restricted stock awards. At December 31, 2010 1,996,577 shares are subject to outstanding options, 203,550 shares have been granted, of which 136,210 are subject to certain performance criteria and 938,761 shares remain available for issuance. Of the 938,761 shares, 299,520 shares have been committed to future restricted stock awards for which performance criteria have not yet been established. Upon the adoption of the 2009 plan, no additional options can be issued from the 1997 and 2005 plans.

        Mac-Gray Corporation 2001 Employee Stock Purchase Plan.    The Company established the Mac-Gray Corporation 2001 Employee Stock Purchase Plan (the "ESPP") in May 2001. Under the terms of the ESPP, eligible employees may have between 1% and 15% of eligible compensation deducted from their pay to purchase Company Common Stock. The per share purchase price is the fair market value of the stock on, the lower of, the first day or the last day of each six month interval. Up to 500,000 shares may be offered pursuant to the ESPP. The plan includes certain restrictions, such as

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

16. Employee Benefit and Stock Plans (Continued)

the holding period of the stock by employees. At December 31, 2010 there were 77 participants in the ESPP. The number of shares of Common Stock purchased through the ESPP was 67,372 and 25,821 for the years ended December 31, 2009 and 2010, respectively. There have been 303,613 shares purchased since the inception of the ESPP. At December 31, 2009 and 2010, the Company had accumulated employee withholdings associated with this plan of $120 and $103 for acquisition of stock in 2010 and 2011, respectively.

17. Payment of dividends

        On February 5, 2010, the Company's Board of Directors approved the initiation of a quarterly dividend policy for its common stock. The Company had not previously paid dividends on any of its shares of capital stock. The Company declared dividends of $0.05 per share payable on April 1, 2010, July 1, 2010, October 1, 2010 and January 3, 2011. All dividends were paid and have been reflected in the current financial statements.

18. Earnings Per Share

	Year Ended December 31,
	2008	2009	2010
Income (loss) from continuing operations, net	$(1,166)	$1,041	$2,829
Income (loss)from discontinued operations, net	1,707	1,074	(250)

Net income	$541	$2,115	$2,579

Weighted average number of common shares outstanding—basic	13,346	13,529	13,797
Effect of dilutive securites:
Stock options	—	411	582

Weighted average number of common shares outstanding—diluted	13,346	13,940	14,379

Earnings(loss) per share—basic—continuing operations	$(0.09)	$0.08	$0.21

Earnings(loss) per share—diluted—continuing operations	$(0.09)	$0.07	$0.20

Earnings (loss) per share—basic—discontinued operations	$0.13	$0.08	$(0.02)

Earnings (loss) per share—diluted—discontinued operations	$0.13	$0.08	$(0.02)

Earnings per share—basic	$0.04	$0.16	$0.19

Earnings per share—diluted	$0.04	$0.15	$0.18

        There were 1,189 shares at December 31, 2008, 850 shares at December 31, 2009 and 671 shares at December 31. 2010 under option plans that were excluded from the computation of diluted earnings per share at December 31, 2008, 2009 and 2010, respectively, due to their anti-dilutive effects.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

19. Summary of Quarterly Financial Information (unaudited)

	Year Ended December 31, 2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
Revenue	$85,284	$80,832	$78,364	$81,444	$325,924
Cost of revenue	68,530	68,879	66,823	66,600	270,832

Gross margin	16,754	11,953	11,541	14,844	55,092
Operating expenses	8,420	9,138	8,334	8,099	33,991

Income from operations	8,334	2,815	3,207	6,745	21,101
Interest expense, including the change in the fair value of non-hedged derivative instruments	(4,942)	(4,523)	(4,754)	(4,563)	(18,782)

Income (loss) from continuing operations before provision for income taxes	3,392	(1,708)	(1,547)	2,182	2,319
Provision for income taxes	1,508	(704)	(813)	1,287	1,278

Income (loss) from continuing operations	1,884	(1,004)	(734)	895	1,041
Income from discontinued operations, net	357	136	348	233	1,074

Net income (loss)	$2,241	$(868)	$(386)	$1,128	$2,115

Earnings (loss) per share—basic—from continuing operations	$0.14	$(0.07)	$(0.05)	$0.07	$0.08	(a)

Earnings (loss) per share—diluted—from continuing operations	$0.14	$(0.07)	$(0.05)	$0.06	$0.07	(a)

Earnings per share—basic—from discontinued operations	$0.03	$0.01	$0.03	$0.02	$0.08	(a)

Earnings per share—diluted—from discontinued operations	$0.03	$0.01	$0.03	$0.02	$0.08	(a)

Earnings (loss) per share—basic	$0.17	$(0.06)	$(0.03)	$0.08	$0.16	(a)

Earnings (loss) per share—diluted	$0.16	$(0.06)	$(0.03)	$0.08	$0.15	(a)

Weighted average common shares outstanding—basic	13,406	13,498	13,587	13,622	13,529

Weighted average common shares outstanding—diluted	13,612	13,498	13,587	14,018	13,940

(a)
The sum of the quarterly earnings per share amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are computed independently of each other.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

19. Summary of Quarterly Financial Information (unaudited) (Continued)

	Year Ended December 31, 2010
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
Revenue	$81,503	$78,541	$78,241	$81,726	$320,011
Cost of revenue	66,118	66,562	65,883	68,696	267,259

Gross margin	15,385	11,979	12,358	13,030	52,752
Operating expenses	8,467	8,274	8,265	9,313	34,319

Income from operations	6,918	3,705	4,093	3,717	18,433
Interest expense, including the change in the fair value of non-hedged derivative instruments	(4,127)	(1,835)	(2,690)	(4,776)	(13,428)

Income (loss) from continuing operations before provision for income taxes	2,791	1,870	1,403	(1,059)	5,005
Provision for income taxes	1,319	641	577	(361)	2,176

Income (loss) from continuing operations	1,472	1,229	826	(698)	2,829
Loss from discontinued operations, net	(250)	—	—	—	(250)

Net income (loss)	$1,222	$1,229	$826	$(698)	$2,579

Earnings (loss) per share—basic—from continuing operations	$0.11	$0.09	$0.06	$(0.05)	$0.21	(a)

Earnings (loss) per share—diluted—from continuing operations	$0.11	$0.09	$0.06	$(0.05)	$0.20	(a)

Earnings per share—basic—from discontinued operations	$(0.02)	$—	$—	$—	$(0.02	)(a)

Earnings per share—diluted—from discontinued operations	$(0.02)	$—	$—	$—	$(0.02	)(a)

Earnings (loss) per share—basic	$0.09	$0.09	$0.06	$(0.05)	$0.19	(a)

Earnings (loss) per share—diluted	$0.09	$0.09	$0.06	$(0.05)	$0.18	(a)

Weighted average common shares outstanding—basic	13,677	13,791	13,807	13,913	13,797

Weighted average common shares outstanding—diluted	14,005	14,405	14,402	13,913	14,379

(a)
The sum of the quarterly earnings per share amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are computed independently of each other.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

20. Subsequent Events

        On January 20, 2011, the Company's Board of Directors approved an increase to the quarterly dividend policy to $0.055 per share ($0.22 per share on an annualized basis). The Board declared a dividend of $0.055 per share payable on April 1, 2011, to stockholders of record at the close of business on March 15, 2011.

MAC-GRAY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2007, 2008, AND 2009

	Balance Beginning of Year	Charged to Cost and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2008:
Allowance for doubtful accounts	$296	$79	$18	$357

Inventory reserves	$504	$60	$299	$265

Income tax valuation allowance	$231	$119	$—	$350

Year Ended December 31, 2009:
Allowance for doubtful accounts	$357	$90	$249	$198

Inventory reserves	$265	$69	$104	$230

Income tax valuation allowance	$350	$95	$—	$445

Year Ended December 31, 2010:
Allowance for doubtful accounts	$198	$169	$38	$329

Inventory reserves	$230	$245	$223	$252

Income tax valuation allowance	$445	$6	$—	$451