Form 10-Q
period 2011-03-31
MAC-GRAY CORP
filed 2011-05-06
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 2, 2011, 14,224,727 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.                                   Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	March 31,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$13,013	$13,358
Trade receivables, net of allowance for doubtful accounts	6,105	5,541
Inventory of finished goods, net	1,580	1,911
Deferred income taxes	963	963
Prepaid facilities management rent and other current assets	9,916	9,318
Total current assets	31,577	31,091
Property, plant and equipment, net	128,068	128,083
Goodwill	58,608	58,499
Intangible assets, net	195,144	191,809
Prepaid facilities management rent and other assets	10,686	11,014
Total assets	$424,083	$420,496

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,511	$4,410
Trade accounts payable	8,673	7,342
Accrued facilities management rent	21,084	21,612
Accrued expenses and other current liabilities	15,998	11,181
Total current liabilities	50,266	44,545
Long-term debt and capital lease obligations	221,425	219,866
Deferred income taxes	41,823	42,377
Other liabilities	2,518	2,537
Total liabilities	316,032	309,325

Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock ($.01 par value, 5 million shares authorized, no shares issued or outstanding)	—	—
Common stock ($.01 par value, 30 million shares authorized, 14,026,919 issued and 14,026,743 outstanding at December 31, 2010, and 14,211,666 issued and outstanding at March 31, 2011)	140	142
Additional paid in capital	81,296	82,890
Accumulated other comprehensive loss	(1,563)	(1,309)
Retained earnings	28,180	29,448
	108,053	111,171
Less common stock in treasury, at cost (176 shares at December 31, 2010)	(2)	—
Total stockholders’ equity	108,051	111,171
Total liabilities and stockholders’ equity	$424,083	$420,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2011
Revenue:
Laundry facilities management revenue	$78,449	$79,189
Commercial laundry equipment sales	3,054	3,104
Total revenue from continuing operations	81,503	82,293

Cost of revenue:
Cost of laundry facilities management revenue	52,415	52,796
Depreciation and amortization	11,151	11,031
Cost of commercial laundry equipment sales	2,552	2,577
Total cost of revenue	66,118	66,404

Gross margin	15,385	15,889

Operating expenses:
General and administration	4,682	4,762
Sales and marketing	3,298	3,728
Depreciation and amortization	425	390
Gain on sale of assets, net	(35)	(92)
Incremental costs of proxy contests	97	25
Total operating expenses	8,467	8,813
Income from continuing operations	6,918	7,076
Interest expense, including the change in the fair value of non-hedged derivative instruments	4,127	3,598
Income before provision for income taxes from continuing operations	2,791	3,478
Provision for income taxes	1,319	1,412
Income from continuing operations, net	1,472	2,066
Income from discontinued operations, net	44	—
Loss from disposal of discontinued operations, net of taxes of $384	(294)	—
Net income	$1,222	$2,066
Earnings per share – basic - continuing operations	$0.11	$0.15
Earnings per share – diluted - continuing operations	$0.11	$0.14
Loss per share – basic - discontinued operations	$(0.02)	$—
Loss per share – diluted - discontinued operations	$(0.02)	$—
Earnings per share – basic	$0.09	$0.15
Earnings per share – diluted	$0.09	$0.14
Weighted average common shares outstanding - basic	13,677	14,090
Weighted average common shares outstanding - diluted	14,005	14,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other			Treasury Stock
	Number		Paid In	Comprehensive	Comprehensive	Retained	Number
	of shares	Value	Capital	Income (Loss)	Income	Earnings	of shares	Cost	Total

Balance, December 31, 2010	14,026,919	$140	$81,296	$(1,563)		$28,180	176	$(2)	$108,051
Net income	—	—	—	—	$2,066	2,066	—	—	$2,066
Other comprehensive income:
Unrealized gain on derivative instrument, net of tax of $159 (Note 3)	—	—	—	254	254	—	—	—	$254
Comprehensive income					$2,320
Options Exercised	52,224	1	353	—		—	(176)	2	$356
Stock issuance - Employee Stock Purchase Plan	8,722	—	97	—		—	—	—	$97
Stock compensation expense	—	—	774	—		—	—	—	$774
Dividends paid, $.055 per share	—	—	15	—		(796)	—	—	$(781)
Stock grants	123,801	1	355	—		(2)	—	—	$354
Balance, March 31, 2011	14,211,666	$142	$82,890	$(1,309)		$29,448	—	$—	$111,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended March 31,
	2010	2011
Cash flows from operating activities:
Net income	$1,222	$2,066
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	11,576	11,421
Increase in allowance for doubtful accounts and lease reserves	19	6
Gain on disposition of assets	(35)	(92)
Loss from disposal of discontinued operations	294	—
Stock grants	56	354
Non-cash derivative interest expense	242	365
Deferred income taxes	393	596
Non-cash stock compensation	746	774
Decrease in accounts receivable	584	558
Decrease (increase) in inventory	161	(331)
Decrease (increase) in prepaid facilities management rent and other assets	1,050	(560)
(Decrease) in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	(7,004)	(5,615)
Net cash flows used in operating activities from discontinued operations	(44)	—
Net cash flows provided by operating activities	9,260	9,542

Cash flows from investing activities:
Capital expenditures	(2,629)	(7,187)
Proceeds from sale of assets	124	156
Proceeds from disposal of discontinued operations	8,274	—
Net cash flows provided by (used in) investing activities	5,769	(7,031)

Cash flows from financing activities:
Payments on capital lease obligations	(431)	(447)
Payments on secured revolving credit facility	(31,689)	(30,094)
Borrowings on secured revolving credit facility	23,634	29,453
Payments on secured term credit facility	(1,000)	(750)
Proceeds from exercise of stock options	201	356
Proceeds from issuance of common stock	116	97
Cash dividend paid	(682)	(781)
Net cash flows used to pay down term facility from discontinued operations	(8,000)	—
Net cash flows used in financing activities	(17,851)	(2,166)

(Decrease) Increase in cash and cash equivalents	(2,822)	345
Cash and cash equivalents, beginning of period	21,599	13,013
Cash and cash equivalents, end of period	$18,777	$13,358

Supplemental disclosure of non-cash investing and financing activities: during the three months ended March 31, 2010 and 2011, the Company acquired various vehicles under capital lease agreements totaling $204 and $178, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of Mac-Gray Corporation (the “Company” or “Mac-Gray”,) the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which are necessary to present fairly the Company’s financial position, the results of its operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2010 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K for the year ended December 31, 2010. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company generates the majority of its revenue from card and coin-operated laundry equipment located in 43 states throughout the United States, as well as the District of Columbia.  The Company’s principal customer base is the multi-unit housing market, which consists of apartments, condominium units, colleges and universities. The Company also sells and services commercial laundry equipment to commercial laundromats, multi-housing properties and institutions. The majority of the Company’s purchases of laundry equipment are from one supplier.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  On February 5, 2010, the Company sold its MicroFridge® (Intirion Corporation) business to Danby Products. The operations and cash flows of this business have been eliminated from the ongoing operations of the Company as a result of this disposal transaction. Since the Company will not have any significant continuing involvement in the operations of this business, the Company has accounted for this business as a discontinued operation.  All prior period financial information has been restated to reflect Intirion Corporation as a discontinued operation.

2. Long-Term Debt

The Company has a senior secured credit agreement (the “Secured Credit Agreement”) pursuant to which the Company may borrow up to $151,000 in the aggregate, including $21,000 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver.  The Term Loan requires quarterly principal payments of $750 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $15,750 due on April 1, 2013. The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions contained therein, the Secured Credit Agreement gives the Company the option to establish additional term and/or revolving credit facilities thereunder, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

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

Under the Secured Credit Agreement, the Company is subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds.  The Company was in compliance with these and all other financial covenants at March 31, 2011.

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

As of March 31, 2011, there was $49,712 outstanding under the Revolver, $21,000 outstanding under the Term Loan and $1,380 in outstanding letters of credit.  The available balance under the Revolver was $78,908 at March 31, 2011. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at March 31, 2010 and 2011 were 6.80% and 5.41%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt (see Note 3 for discussion on Fair Value Measurements).

On August 16, 2005, the Company issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. A portion of the senior notes are tied to an interest rate swap agreement (see Note 3 for discussion on Fair Value Measurements).  After taking the swap agreement into effect, the average interest rates on the senior notes at March 31, 2010 and 2011 was 5.78% and 5.82%, respectively.  The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay down senior bank debt.  Since the senior notes are not widely traded, the market value of these notes approximates book value at March 31, 2011.

The Company has the option to redeem all or a portion of the senior notes at the redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed, during the 12-month period commencing on August 15 of the years set forth below:

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

2. Long-Term Debt (continued)

Redemption
Period	Price
2011	102.542%
2012	101.271%
2013 and thereafter	100.000%

As of March 31, 2011, the Company had not redeemed any of its senior notes.

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at March 31, 2011.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries, and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at March 31, 2011.

Capital lease obligations on the Company’s fleet of vehicles totaled $3,833 and $3,564 at December 31, 2010 and March 31, 2011, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2011 (nine months)	$3,354
2012	4,134
2013	66,333
2014	445
2015	150,010
Thereafter	—
$224,276

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

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

	Balance at March 31, 2011	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (included in accrued expenses and other current liabilities)	$416	$—	$416	$—

Interest rate swap derivative financial instruments (included in other liabilities)	$954	$—	$954	$—

Fuel comodity derivative (included in other current assets)	$279	$—	$—	$279

The Company has entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (“Swap Agreements”) to manage the interest rate associated with its debt. The interest rate Swap Agreements effectively convert a portion of the Company’s variable rate debt to a long-term fixed rate. Under these agreements the Company receives a variable rate of LIBOR plus a markup and pays a fixed rate.

The Company has also entered into an interest rate swap agreement to manage the interest rate associated with its senior unsecured notes.  This interest rate swap agreement effectively converts a portion ($100 million) of our fixed rate senior unsecured notes to a variable rate. Under this agreement the Company receives the fixed rate on our senior unsecured notes (7.625%) and pays a variable rate of LIBOR plus the applicable margin charged by the banks. This interest rate swap agreement has an associated call feature that allows the counterparty to terminate this agreement at their option.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

3. Fair Value Measurements (continued)

In December 2010 the Company entered into a fuel commodity derivative to manage the fuel cost of its fleet of vehicles. The derivative is effective April 1, 2011 and expires December 31, 2011.  The derivative has a monthly notional amount of 80,000 gallons from April 1, 2011 through December 31, 2011 for a total notional amount of 720,000 gallons.  The Company has a put price of $3.015 per gallon and a strike price of $3.50 per gallon. The Company recognized a non-cash unrealized gain of $279 on this fuel commodity derivative as a result of the change in the mark to market value for the three months ended March 31, 2011.

The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and are considered a Level 2 item.  The fuel commodity derivative is based on market assumptions and a quoted price from the counter party and is considered a Level 3 item.

One of the Company’s interest rate Swap Agreements qualifies as a cash flow hedge while the others do not. The change in the fair value of the interest rate Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The effective portion of the interest rate Swap Agreement that qualifies for hedge accounting is included in Other Comprehensive Loss in the period in which the change occurs, while the ineffective portion, if any, is recognized in income in the period in which the change occurs.

During the first quarter of 2010 the Company no longer qualified for hedge accounting treatment for one of its interest rate swap agreements.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost must be reclassified as an earnings charge through the maturity date of the derivative.  This charge amounted to $147 for the three months ended March 31, 2011 compared to $671 for the three months ended March 31, 2010. The remaining balance of $453 associated with this interest rate swap and included in Accumulated Other Comprehensive Loss will be charged against income through the maturity date of the interest rate swap agreement on April 1, 2013.

The table below outlines the details of each remaining interest rate Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	March 31,	Expiration	Fixed
Origin	Amount	Amortizing	2011	Date	Rate

May 8, 2008	$45,000	Amortizing	$30,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$28,000	Apr 1, 2013	3.78%
January 4, 2010	$100,000	Fixed	$100,000	Aug 15, 2015	7.63%

In accordance with the interest rate Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. With regard to the Company’s floating to fixed rate interest rate swap agreements, if interest expense, as calculated, is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company.  If interest expense, as calculated, is greater based on the fixed rate, the Company pays the difference to the financial institution. With regard to the Company’s fixed to floating rate interest rate swap agreement, if interest expense, as calculated, is greater based on the 90-day LIBOR, the Company pays the difference to the financial institution.  If interest expense, as calculated, is greater based on the fixed rate, the financial institution pays the difference to the Company.

Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counterparty to the interest rate Swap Agreements exposes the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

3.   Fair Value Measurements (continued)

The tables below display the impact the Company’s derivative instruments had on the Condensed Consolidated Balance Sheets as of December 31, 2010 and March 31, 2011 and the Condensed Consolidated Income Statements for the three months ended March 31, 2010 and 2011.

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2010		March 31, 2011
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments under Statement 133:
Interest rate contracts	Accrued expenses	$(1,015)	Accrued expenses	$(999)
Interest rate contracts	Other liabilites	(931)	Other liabilites	(681)

Derivatives not designated as hedging instruments under Statement 133:
Interest rate contracts	Accrued expenses	532	Accrued expenses	583
Interest rate contracts	Other liabilites	(4)	Other liabilites	(273)
Fuel commodity derivative	Prepaid expenses, facilities management rent and other current assets	—	Prepaid expenses, facilities management rent and other current assets	279

Total derivatives		$(1,418)		$(1,091)

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

3.   Fair Value Measurements (continued)

The Effect of Derivative Instruments on the Condensed Consolidated Income Statements for the three months ended March 31, 2010 and 2011

Derivatives in Net Investment	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as	Location of Gain or (Loss) Recognized	Amount of Gain (Loss) Recognized in Income on Derivative
Hedging	March 31,	March 31,	OCI into Income	March 31,	March 31,	Hedging	in Income on	March 31,	March 31,
Relationships	2010	2011	(Effective Portion)	2010	2011	Instruments	Derivative	2010	2011
Interest rate contracts	$(595)	$265	Interest expense, including the change in the fair value of non-hedged derivative instruments	$(671)	$(147)	Interest rate contracts	Interest expense, including the change in the fair value of non-hedged derivative instruments	$429	$(218)

Fuel commodity derivative	$—	$—	Cost of revenue	$—	$—	Fuel commodity derivative	Cost of revenue	$—	$279

The net of the amount reclassified from Other Comprehensive Income and the unrealized gain (loss) recognized on the derivatives resulted in a loss of $242 and $365 for the three months ended March 31, 2010 and 2011.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Intangible Assets (continued)

	As of March 31, 2011
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$58,499		$58,499
	$58,499		$58,499
Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	3,187	3,149	38
Contract rights	237,858	64,004	173,854
Distribution rights	1,623	662	961
Deferred financing costs	6,798	3,892	2,906
	$263,516	$71,707	$191,809

Estimated future amortization expense of intangible assets consists of the following:

2011 (nine months)	$9,466
2012	12,498
2013	12,184
2014	12,079
2015	11,911
Thereafter	118,608
$176,746

Amortization expense of intangible assets for the three months ended March 31, 2010 and 2011 was $3,312 and $3,305, respectively.

Intangible assets primarily consist of various non-compete agreements, and contract rights recorded in connection with acquisitions. The deferred financing costs were incurred in connection with our senior secured credit facility and our senior notes and are amortized from five to ten years. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from five to fifteen years. Contract rights are amortized using the straight-line method over fifteen to twenty years. The life assigned to acquired contracts is based on several factors, including:  (i) the historical renewal rate of the contract portfolio for the most recent years prior to the acquisition, (ii) the number of years the average contract has been in the contract portfolio, (iii) the overall level of customer satisfaction within the contract portfolio, and (iv) our ability to maintain comparable renewal rates in the future. The contract rights acquired are aggregated for purposes of calculating their fair value upon acquisition due to the fact that there are thousands of individual contracts in each market. No single contract accounts for more than 2% of the revenue of any acquired portfolio and the contracts are homogeneous. The fair values of acquired portfolios are established based upon discounted cash flows generated by the acquired contracts.  The fair values of the contracts are allocated to asset groups, comprised of the Company’s geographic markets, based on an estimate of relative fair value.

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

6.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three months ended
	March 31,
	2010	2011

Income from continuing operations, net	$1,472	$2,066
Loss from discontinued operations, net	(250)	—
Net income	$1,222	$2,066

Weighted average number of common shares outstanding - basic	13,677	14,090
Effect of dilutive securities:
Stock options and restricted stock units	328	735
Weighted average number of common shares outstanding - diluted	14,005	14,825

Earnings per share - basic - continuing operations	$0.11	$0.15
Earnings per share - diluted - continuing operations	$0.11	$0.14
Loss per share - basic - discontinued operations	$(0.02)	$—
Loss per share - diluted - discontinued operations	$(0.02)	$—
Net income per share - basic	$0.09	$0.15
Net income per share - diluted	$0.09	$0.14

There were 923 and 265 shares under option plans that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2010 and 2011, respectively, due to their anti-dilutive effects.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

7.  Discontinued Operations (continued)

Included in the table below are the key financial items related to the discontinued operation:

Three months ended
March 31, 2010

Revenue	$2,200
Interest expense, net (1)	$20

Income before provision for income taxes	$83
Income taxes on income from discontinued operations	39
Loss from disposal of discontinued operations, net of tax	294
Loss from discontinued operations, including loss on disposal of discontinued operations, net	$(250)

(1)   Includes interest expense allocated to the discontinued operation as a result of a requirement to pay $8,000 on the Company’s Term Loan.  The average interest rate used to calculate this allocation was 2.5% for the three months ended March 31, 2010.

8.  Stock Compensation

During the three months ended March 31, 2011, grants of options for 259 shares were issued by the Company.  The grant-date fair values of employee share options and similar instruments are estimated using the Black-Scholes option-pricing model.  The fair values of the stock options granted were estimated using the following components:

Weighted average fair value of options at grant date	$6.75
Risk free interest rates	2.301% – 2.642%
Pre-vest forfeiture rates	0.00% – 23.00%
Expected life	6 years – 7 years
Expected volatility	49.159% – 50.893%
Dividend Yield	1.47%

During the three months ended March 31, 2011, the Company granted restricted stock units covering 89 shares of stock with a fair market value on date of grant of $14.91 per share.  The restricted stock units vest in one year subject to the achievement of certain performance objectives established by the Compensation Committee of the Board of Directors at the beginning of the fiscal year.  In addition, the Company granted 45 restricted stock units that give the grantee the option to settle the award in cash or in shares of common stock.  These restricted stock units are subject to the same performance criteria as the previously mentioned restricted stock awards. These awards are measured at their fair value at the end of each reporting period.  The awards had a fair market value of $16.13 per share at March 31, 2011. The Company also granted restricted stock units covering 9 shares of stock with a fair market value of $15.60 per share that vest over three years and which do not have a performance requirement.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

8.  Stock Compensation (continued)

For the three months ended March 31, 2011, the Company incurred stock compensation expense of $950.  The allocation of stock compensation expense is consistent with the allocation of the participants’ salaries and other compensation expenses.

At March 31, 2011, options for 639 shares and 249 restricted shares have been granted but have not yet vested.  Compensation expense related to unvested options and restricted shares will be recognized in the following years:

2011 (nine months)	$2,658
2012	2,087
2013	998
2014	11
$5,754

9.  Income Taxes

The following table presents the provision for income taxes and the effective income tax rates for the three months ended March 31, 2010 and 2011:

	Three Months Ended
	March 31,
	2010	2011

Provision for incomes taxes	$1,319	$1,412
Effective tax rate	47%	41%

The effective income tax rate on continuing operations is based upon the estimated income for the year and adjustments, if any, resulting from tax audits or other tax contingencies.

The decrease in the effective tax rates of 47% and 41% for the three months ended March 31, 2010 and 2011, respectively, is the result of the relative impact of permanent differences due to increased pretax profits.

10.  New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued amended guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenues based on those separate deliverables. This update also requires additional disclosure related to the significant assumptions used to determine the revenue recognition of the separate deliverables. This guidance is required to be applied prospectively to new or significantly modified revenue arrangements. The Company adopted this guidance effective January 1, 2011. The adoption of this accounting standards update did not have a material impact on the Company’s consolidated income statement, balance sheet or cash flow statement.

In January 2010 the FASB issued an accounting standards update modifying the disclosure requirements related to fair value measurements. Under these requirements, purchases and settlements for Level 3 fair value measurements are presented on a gross basis, rather than net. The Company adopted this guidance effective January 1, 2011.

11.  Payment of dividends

On January 20, 2011, the Company’s Board of Directors declared a dividend of $0.055 per share payable on April 1, 2011, to stockholders of record at the close of business on March 15, 2011. The dividend was paid prior to March 31, 2011 and has been reflected in the current financial statements.

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

•                                    provisions of our charter and bylaws that could discourage takeovers; and

•                                    those factors discussed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and our other filings with the Securities and Exchange Commission (“SEC”).

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

In this Quarterly Report on Form 10-Q, unless the context suggest otherwise, references to the “Company,” “Mac-Gray,” “we,” “us,” “our” and similar terms refer to Mac-Gray Corporation and its subsidiaries.  We have registered, applied to register or are using the following trademarks: Mac-Gray®, Web®, Hof™, Automatic Laundry Company™, LaundryView®, PrecisionWash™, Intelligent Laundry Systems®, LaundryLinx™, TechLinx™, VentSnake™, LaundryAudit™, e-issues™ Life Just Got Easier® , and The Laundry Room Experts™. The following are trademarks of parties other than us: Maytag®, Whirlpool®, Amana®, Magic Chef®, KitchenAid®, and Estate®.

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

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base, and predictable capital needs.  For the three months ended March 31, 2011, our total revenue was $82,293. Approximately 96% of our total revenue for the three month period was generated by our facilities management business.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of March 31, 2011, approximately 87% of our installed equipment base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately four years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases. Accordingly, our capital needs are predictable and largely within our control.  For the three months ended March 31, 2011, we incurred $7,187 of capital expenditures. In addition, we made incentive payments of approximately $937 in the three months ended March 31, 2011 to property owners and property management companies in connection with obtaining our lease arrangements.

Through our commercial equipment sales and services business, we generate revenue by selling commercial laundry equipment.  For the three months ended March 31, 2011, our commercial laundry equipment sales business generated approximately 4% of our total revenue, and 3% of our gross margin. We anticipate that tight credit markets for our customers will continue to challenge our ability to maintain and grow our revenue from laundry equipment sales.

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

The Company’s Board of Directors declared a dividend of $0.55 per share payable on April 1, 2011 to stockholders of record at the close of business on March 15, 2011.

On February 5, 2010, the Company sold its MicroFridge®  (Intirion Corporation) business to Danby Products. The following discussion excludes the financial results from our discontinued operations unless otherwise noted. Prior period results have been reclassified to conform to this presentation.

Results of Operations (Dollars in thousands)

Three months ended March 31, 2011 compared to three months ended March 31, 2010.

The information presented below for the three months ended March 31, 2011 and 2010 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended March 31,
			Increase	%
	2010	2011	(Decrease)	Change
Laundry facilities management revenue	$78,449	$79,189	$740	1%
Commercial laundry equipment sales revenue	3,054	3,104	50	2%
Total revenue from continuing operations	$81,503	$82,293	$790	1%

Revenue

Total revenue increased by $790, or 1%, to $82,293 for the three months ended March 31, 2011 compared to $81,503 for the three months ended March 31, 2010.

Laundry facilities management revenue.  Laundry facilities management revenue increased by $740, or 1%, to $79,189 for the three months ended March 31, 2011 compared to $78,449 for the three months ended March 31, 2010. The increase in revenue is the result of increased usage of the Company’s equipment in several of the markets in which the Company conducts business.  We believe that the increased usage is mainly attributable to increased apartment occupancy rates in these markets.  While we have seen an improvement in occupancy rates in some of our markets, we expect vacancy rates above historical norms to continue to have a negative impact on our facilities management business in the near term but to a lesser extent than it has in the recent past.  The increases in revenues are also attributable to the Company’s program of increasing vend prices.  We continue to track the change in revenue month over month and quarter over quarter in our markets to better understand the revenue trend for our multi-family housing customers. This analysis is used to enable us to respond to changing trends in different geographic markets and to enable us to better allocate capital spending.

Commercial laundry equipment sales.  Revenue in the commercial laundry equipment sales business increased by $50, or 2%, to $3,104 for the three months ended March 31, 2011 compared to $3,054 for the three months ended March 31, 2010.  Sales in the commercial laundry equipment sales business are sensitive to the strength of the local economy, the availability and cost of financing to small businesses, consumer confidence, and local permitting and therefore, tend to fluctuate significantly from period to period.  We expect tight credit markets for our customers will continue to challenge our ability to maintain or grow our revenue from laundry equipment sales.

Cost of revenue

Cost of laundry facilities management revenue.  Cost of laundry facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing equipment and costs of collecting, counting, and depositing facilities management revenue. Cost of facilities management revenue increased by $381, or less than 1%, to $52,796 for the three months ended March 31, 2011 as compared to $52,415 for the three months ended March 31, 2010.  As a percentage of facilities management revenue, cost of facilities management revenue was 67%, for the three months ended March 31, 2011 and 2010. Laundry facilities management rent increased 0.6% for the three months ended March 31, 2011 compared to the corresponding period in 2010, directly attributable to the increase in facilities management revenue. Laundry facilities management rent as a percentage of laundry facilities management revenue was 47.7% and 47.8% for the three months ended March 31, 2011 and 2010, respectively. Laundry facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the laundry facilities management rent, as a function of laundry facilities management revenue, can vary. Other costs of laundry facilities management revenue increased by $160 to $15,042 for the three months ended March 31, 2011 compared to $14,882 for the three months ended March 31, 2010. The change is attributable to general cost increases with no one category accounting for a significant percent of the increase.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations decreased by $120, or 1%, to $11,031 for the three months ended March 31, 2011 as compared to $11,151 for the three months ended March 31, 2010. The decrease in depreciation and amortization for the three months ended March 31, 2011 as compared to the same period in 2010 is attributable to the Company’s decision, in the past two years, to closely manage capital investment in light of the recent uncertain economy. The fact that much of the equipment we acquired as part of acquisitions we made in recent years was assigned a shorter average life than that assigned to new capital investment and is now fully depreciated has also contributed to lower depreciation expense.

Cost of laundry equipment sales.  Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment, and parts and supplies sold, as well as salaries, warehousing and distribution expenses.  Cost of commercial laundry equipment sales increased by $25, or 1%, to $2,577 for the three months ended March 31, 2011 as compared to $2,552 for the three months ended March 31, 2010. As a percentage of sales, cost of product sold was 83% and 84% for the three months ended March 31, 2011 and 2010, respectively. The gross margin in the commercial laundry equipment sales business unit was 17% and 16% for the three months ended March 31, 2011 and 2010, respectively. The fluctuation in gross margins is primarily due to a change in the mix of products sold and local and regional competitive factors.

Operating expenses

General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs.  General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs increased by $403, or 5%, to $8,905 for the three months ended March 31, 2011 as compared to $8,502 for the three months ended March 31, 2010. As a percentage of total revenue, these expenses were 11% and 10% for the three months ended March 31, 2011 and 2010, respectively. The increase in expenses for the three months ended March 31, 2011 as compared to March 31, 2010 is the net of higher personnel related expenses and lower business insurance and professional fees.

Gain on sale of assets

The gains of $92 and $35 in the three months ended March 31, 2011 and 2010, respectively, are from the sale of vehicles and other fixed assets in the normal course of business.

Income from continuing operations

Income from continuing operations increased by $158, or 2%, to $7,076 for the three months ended March 31, 2011 compared to $6,918 for the three months ended March 31, 2010 due primarily to the cumulative effect of the reasons discussed above.

Interest expense, including the change in the fair value of non-hedged derivative instruments

Interest expense, including the change in the fair value of non-hedged derivative instruments, decreased by $529, or 13%, to $3,598 for the three months ended March 31, 2011, as compared to $4,127 for the three months ended March 31, 2010.  The decrease is due to lower outstanding debt balances, the $8,000 reduction in debt from the proceeds of the February 5, 2010 sale of Intirion Corporation, and the interest savings achieved from the fixed to floating interest rate interest rate swap agreement we entered into during the first quarter of 2010. This decrease was partially offset by the unrealized loss on interest rate contracts which do not qualify for hedge accounting.  Interest expense, excluding the change in fair value of non-hedged derivative instruments, was $3,233 and $3,885 for the three months ended March 31, 2011 and 2010, respectively, a decrease of $652 or 17%.

One of our interest rate Swap Agreements qualifies as a cash flow hedge while the others do not.  The change in the fair value of the interest rate Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The effective portion of the interest rate Swap Agreement that qualifies for hedge accounting is included in Other

Comprehensive Loss in the period in which change occurs, while the ineffective portion, if any, is recognized in income in the period in which the change occurs.

During the first quarter of 2010 the Company no longer qualified for hedge accounting treatment for one of its interest rate swap agreements.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost must be reclassified as an earnings charge through the maturity date of the derivative.  This charge amounted to $147 for the three months ended March 31, 2011 compared to $671 for the three months ended March 31, 2010. The remaining balance of $453 associated with this interest rate swap, and included in Accumulated Other Comprehensive Loss, will be charged against income through the maturity date of the interest rate swap agreement on April 1, 2013.

Provision for income taxes

The provision for income taxes increased by $93 to $1,412 for the three months ended March 31, 2011 compared to of $1,319 for the three months ended March 31, 2010. The increase is the result of the pre-tax income of $3,478 for the three months ended March 31, 2011 compared to the pre-tax income of $2,791 for the three months ended March 31, 2010. The effective tax rate decreased to 40.6% from 47% for the three months ended March 31, 2011, compared to the same period in 2010. The decrease in the effective rate is the result of increased pre-tax income while permanent tax differences remained substantially unchanged in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Income from continuing operations, net

As a result of the foregoing, income from continuing operations, net increased by $594 to $2,066 for the three months ended March 31, 2011 compared to $1,472 for the same period ended March 31, 2010.

Income from discontinued operations, net

Income from discontinued operations, net, excluding loss on disposal was $44 for the three months ended March 31, 2010.  The Company sold its MicroFridge®( Intirion Corporation) business on February 5, 2010.

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

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving credit facility described below.  Capital requirements for the year ending December 31, 2011, including contract incentive payments, are currently expected to be between $33,000 and $36,000.  In the three months ended March 31, 2011, spending on capital expenditures and contract incentives totaled $8,124. The capital expenditures for 2011 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

We historically have not needed sources of financing other than our internally generated cash flow and revolving credit facilities to fund our working capital, capital expenditures and smaller acquisitions. As a result, we anticipate that our cash flow from operations and revolving credit facilities will be sufficient to meet our anticipated cash requirements for at least the next twelve months.  However, we may require external sources of financing for any significant future acquisitions.  Further, our senior secured credit facilities mature in April 2013 and our senior notes mature in August 2015.  We anticipate that we will need to refinance some portion of our indebtedness or otherwise amend the terms when they reach maturity.

Our current long-term liquidity needs are principally the repayment of the outstanding principal amounts of our long-term indebtedness, including borrowings under our senior credit facility and our senior notes. We are unable to project with certainty whether our long-term cash flow from operation will be sufficient to repay our long-term debt when it comes due. In particular, our senior secured credit agreement matures in April, 2013 and our senior unsecured notes mature in August, 2015. We anticipate that we will need to refinance some portion of this indebtedness when it reaches maturity.  We cannot make any assurances that such financing would be available on reasonable terms, if at all.

For the three months ended March 31, 2011, our source of cash was from operating activities. Our primary uses of cash for the three months ended March 31, 2011 were the purchase of new laundry equipment, the reduction of debt, and the payments of dividends. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, debt service, and capital expenditures.

Our senior secured credit agreement (the “Secured Credit Agreement”) provides that we may borrow up to $151,000 in the aggregate, including $21,000 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver.  The Term Loan requires quarterly principal payments of $750 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $15,750 due on April 1, 2013. The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions, the Secured Credit Agreement gives the Company the option to establish additional term and/or revolving credit facilities thereunder, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

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

Under the Secured Credit Agreement, we are subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds.  We were in compliance with these and all other financial covenants at March 31, 2011.

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

As of March 31, 2011, there was $49,712 outstanding under the Revolver, $21,000 outstanding under the Term Loan and $1,380 in outstanding letters of credit.  The available balance under the Revolver was $78,908 at March 31, 2011. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at March 31, 2010 and 2011 were 6.80% and 5.41%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt.

On August 16, 2005, we issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. A portion of the senior notes are tied to an interest rate swap agreement.  After taking the swap agreement into effect, the average interest rates on the senior notes at March 31, 2010 and 2011 was 5.78% and 5.82%, respectively.  The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay down senior bank debt.  The market value of these notes approximates book value at March 31, 2011.

The Company has the option to redeem all or a portion of the senior notes at the redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed, during the 12-month period commencing on August 15 of the years set forth below:

Remdemption
Period	Price
2011	102.542%
2012	101.271%
2013 and thereafter	100.000%

As of March 31, 2011, we had not redeemed any of our senior notes.

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. We were in compliance with these and all other financial covenants at March 31, 2011.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries, and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at March 31, 2011.

Operating Activities

For the three months ended March 31, 2011 and 2010, net cash flows provided by operating activities were $9,542 and $9,260, respectively. Cash flows from operations consists primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and general, administration, sales and marketing expenses. The most significant change to cash flows for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is a decrease in the change in accounts payable, accrued facilities management rent, accrued expenses and other liabilities.

Investing Activities

For the three months ended March 31, 2011 and 2010, net cash flows (used in) provided by investing activities were ($7,031) and $5,769, respectively.  Capital expenditures for the three months ended March 31, 2011 and 2010 were $7,187 and $2,629, respectively, primarily for the acquisition of laundry equipment for new and renewed lease locations.  Cash flows of $8,274 in the three months ended March 31, 2010 provided by investing activities consist of the proceeds from the sale of Intirion Corporation.

Financing Activities

For the three months ended March 31, 2011 and 2010, net cash flows used in financing activities were $2,166 and $17,851, respectively. Cash flows used in financing activities consist of net reductions in bank borrowings and for the three months ended March 31, 2010 include the $8,000 reduction in the Term Loan from the proceeds of the sale of Intirion Corporation and the payments of cash dividends.  Cash flows provided by financing activities consist of proceeds from the exercise of options and the issuance of stock through the employee stock purchase program.

The Company has entered into standard International Swaps and Derivatives Association, or ISDA, interest rate Swap Agreements to manage the interest rate associated with our senior credit facilities. For a description of our interest rate Swap Agreements see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of March 31, 2011 is as follows:

			Interest on
Fiscal	Long-term	Interest on	variable rate	Facilites rent	Capital lease	Operating lease
Year	debt	senior notes	debt (1)	commitments	commitments	commitments	Total
2011(nine months)	$2,250	$5,719	$3,826	$13,572	$1,104	$2,618	$29,089
2012	3,000	11,438	3,704	16,126	1,134	3,188	$38,590
2013	65,462	11,438	885	12,967	871	2,605	$94,228
2014	—	11,438	—	9,807	445	2,327	$24,017
2015	150,000	11,438	—	6,827	10	2,004	$170,279
Thereafter	—	—	—	15,422	—	520	$15,942
Total	$220,712	$51,471	$8,415	$74,721	$3,564	$13,262	$372,145

(1)     Interest is calculated using the Company’s average interest rate at March 31, 2011.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings and the change in fuel prices. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at March 31, 2011.

(in thousands)	2010	2011	2013	2014	2015	Thereafter	Total
Variable rate	$2,250	$3,000	$65,462	$—	$—	$—	$70,712
Average interest rate	5.41%	5.41%	5.41%			—	5.41%

We have entered into standard International Swaps and Derivatives Association interest rate swap agreements to manage the interest rate associated with our debt. The interest rate Swap Agreements effectively convert a portion of our variable rate debt to a long-term fixed rate. Under these agreements, we receive a variable rate of LIBOR plus a markup and pay a fixed rate.

We have also entered into an interest rate swap agreement to manage the interest rate associated with our senior unsecured notes.  This interest rate swap agreement effectively converts a portion ($100 million) of our fixed rate senior unsecured notes to a variable rate. Under this agreement, we receive the fixed rate on our senior unsecured notes (7.625%) and pay a variable rate of LIBOR plus the applicable margin charged by the banks.  This interest rate swap agreement has an associated call feature that allows the counterparty to terminate this agreement at their option.

In December 2010 we entered into a fuel commodity derivative to manage the fuel cost of our fleet of vehicles. The derivative is effective April 1, 2011 and expires December 31, 2011.  The derivative has a monthly notional amount of 80,000 gallons from April 1, 2011 through December 31, 2011 for a total notional amount of 720,000 gallons.  We have a put price of $3.015 per gallon and a strike price of $3.50 per gallon. We recognized a non-cash unrealized gain of $279 on this fuel commodity derivative as a result of the change in the mark to market value for the three months ended March 31, 2011.

The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and are considered a Level 2 item. The fuel commodity derivative is based on market assumptions and a quoted price from the counter party and is considered a Level 3 item.

One of our interest rate Swap Agreements qualifies as a cash flow hedge while the others do not. The change in the fair value of the interest rate Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The effective portion of the interest rate Swap Agreement that qualifies for hedge accounting is included in Other Comprehensive Income in the period in which the change occurs, while the ineffective portion, if any, is recognized in income in the period in which the change occurs.

During the first quarter of 2010 we no longer qualified for hedge accounting treatment for one of our interest rate swap agreements.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time the hedge accounting was lost must be reclassified as an earnings charge through the maturity date of the derivative. This charge amounted to $147 for the three months ended March 31, 2011 compared to $671 for the three months ended March 31, 2010. The remaining balance of $453 associated with this interest rate swap and included in Accumulated Other Comprehensive Loss will be charged against income through the maturity date of the interest rate swap agreement on April 1, 2013.

The table below outlines the details of each remaining interest rate Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	March 31,	Expiration	Fixed
Origin	Amount	Amortizing	2011	Date	Rate

May 8, 2008	$45,000	Amortizing	$30,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$28,000	Apr 1, 2013	3.78%
January 4, 2010	$100,000	Fixed	$100,000	Aug 15, 2015	7.63%

In accordance with the interest rate Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. With regard to our floating to fixed rate interest rate swap agreements, if interest expense, as calculated, is greater based on the 90-day LIBOR, the financial institution pays the difference to us.  If interest expense, as calculated, is greater based on the fixed rate we pay the difference to the financial institution. With regard to our fixed to floating rate interest rate swap agreement, if interest expense, as calculated, is greater based on the 90-day LIBOR, we pay the difference to the financial institution.  If interest expense, as calculated, is greater based on the fixed rate, the financial institution pays the difference to us.

Depending on fluctuations in the LIBOR, our interest rate exposure and the related impact on interest expense and net cash flow may increase or decrease. The counter party to the interest rate Swap Agreements exposes us to credit loss in the event of non-performance; however, nonperformance is not anticipated.  The fair value of an interest rate Swap Agreement is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At March 31, 2011, the fair value of the interest rate Swap Agreements was a liability of $1,370.  This amount has been included in other liabilities on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2011 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.                                                  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.  The risks described in our annual report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

MAC-GRAY CORPORATION
May 6, 2011	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)