Form 10-Q
period 2011-06-30
MAC-GRAY CORP
filed 2011-08-05
CIK 1038280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, 14,270,130 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.           Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	June 30,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$13,013	$12,748
Trade receivables, net of allowance for doubtful accounts	6,105	3,995
Inventory of finished goods, net	1,580	2,112
Deferred income taxes	963	963
Prepaid facilities management rent and other current assets	9,916	10,070
Total current assets	31,577	29,888
Property, plant and equipment, net	128,068	129,336
Goodwill	58,608	58,390
Intangible assets, net	195,144	188,569
Prepaid facilities management rent and other assets	10,686	11,256
Total assets	$424,083	$417,439

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,511	$4,330
Trade accounts payable	8,673	9,323
Accrued facilities management rent	21,084	20,642
Accrued expenses and other current liabilities	15,998	14,492
Total current liabilities	50,266	48,787
Long-term debt and capital lease obligations	221,425	212,736
Deferred income taxes	41,823	42,220
Other liabilities	2,518	1,583
Total liabilities	316,032	305,326

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock ($.01 par value, 5 million shares authorized, no shares issued or outstanding)	—	—
Common stock ($.01 par value, 30 million shares authorized, 14,026,919 issued and 14,026,743 outstanding at December 31, 2010, and 14,265,330 issued and outstanding at June 30, 2011)	140	143
Additional paid in capital	81,296	84,045
Accumulated other comprehensive loss	(1,563)	(1,225)
Retained earnings	28,180	29,150
	108,053	112,113
Less common stock in treasury, at cost (176 shares at December 31, 2010)	(2)	—
Total stockholders’ equity	108,051	112,113
Total liabilities and stockholders’ equity	$424,083	$417,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Revenue:
Laundry facilities management revenue	$74,086	$74,959	$152,535	$154,148
Commercial laundry equipment sales	4,455	3,630	7,509	6,734
Total revenue from continuing operations	78,541	78,589	160,044	160,882

Cost of revenue:
Cost of laundry facilities management revenue	51,579	52,760	103,994	105,556
Depreciation and amortization	11,424	10,913	22,575	21,944
Cost of commercial laundry equipment sales	3,559	3,001	6,111	5,578
Total cost of revenue	66,562	66,674	132,680	133,078

Gross margin	11,979	11,915	27,364	27,804

Operating expenses:
General and administration	4,451	4,669	9,133	9,431
Sales and marketing	3,403	3,435	6,701	7,163
Depreciation and amortization	360	406	785	796
Gain on sale of assets, net	(78)	(65)	(113)	(157)
Incremental costs of proxy contests	138	244	235	269
Total operating expenses	8,274	8,689	16,741	17,502
Income from continuing operations	3,705	3,226	10,623	10,302
Interest expense, including the change in the fair value of non-hedged derivative instruments	1,835	2,445	5,962	6,043
Income before provision for income taxes from continuing operations	1,870	781	4,661	4,259
Provision for income taxes	641	277	1,960	1,689
Income from continuing operations, net	1,229	504	2,701	2,570
Income from discontinued operations, net	—	—	44	—
Loss from disposal of discontinued operations, net of taxes of $384	—	—	(294)	—
Net income	$1,229	$504	$2,451	$2,570
Earnings per share – basic - continuing operations	$0.09	$0.04	$0.20	$0.18
Earnings per share – diluted - continuing operations	$0.09	$0.03	$0.19	$0.17
Loss per share – basic - discontinued operations	$—	$—	$(0.02)	$—
Loss per share – diluted - discontinued operations	$—	$—	$(0.02)	$—
Earnings per share – basic	$0.09	$0.04	$0.18	$0.18
Earnings per share – diluted	$0.09	$0.03	$0.17	$0.17
Weighted average common shares outstanding - basic	13,791	14,244	13,734	14,167
Weighted average common shares outstanding - diluted	14,405	15,033	14,247	14,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other			Treasury Stock
	Number		Paid In	Comprehensive	Comprehensive	Retained	Number
	of shares	Value	Capital	Income (Loss)	Income	Earnings	of shares	Cost	Total

Balance, December 31, 2010	14,026,919	$140	$81,296	$(1,563)		$28,180	176	$(2)	$108,051
Net income	—	—	—	—	$2,570	2,570	—	—	$2,570
Other comprehensive income:
Unrealized gain on derivative instrument, net of tax of $212 (Note 3)	—	—	—	338	338	—	—	—	$338
Comprehensive income					$2,908
Options exercised	87,926	2	679	—		—	(176)	2	$683
Stock issuance - Employee Stock Purchase Plan	8,722	—	97	—		—	—	—	$97
Stock compensation expense	—	—	1,526	—		—	—	—	$1,526
Dividends paid, $.11 per share	—	—	32	—		(1,598)	—	—	$(1,566)
Stock grants	141,763	1	415	—		(2)	—	—	$414
Balance, June 30, 2011	14,265,330	$143	$84,045	$(1,225)		$29,150	—	$—	$112,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended June 30,
	2010	2011
Cash flows from operating activities:
Net income	$2,451	$2,570
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	23,360	22,740
Increase in allowance for doubtful accounts and lease reserves	43	4
(Gain) on disposition of assets	(113)	(157)
Loss from disposal of discontinued operations	294	—
Stock grants	112	414
Non-cash derivative interest income	(1,723)	(442)
Non-cash fuel commodity derivative income	—	(122)
Deferred income taxes	391	481
Non-cash stock compensation	1,310	1,526
Decrease in accounts receivable	637	2,106
(Increase) in inventory	(310)	(532)
Decrease (increase) in prepaid facilities management rent and other assets	1,112	(2,268)
(Decrease) in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	(5,316)	(1,259)
Net cash flows used in operating activities from discontinued operations	(44)	—
Net cash flows provided by operating activities	22,204	25,061

Cash flows from investing activities:
Capital expenditures	(8,648)	(15,526)
Proceeds from sale of assets	304	206
Proceeds from disposal of discontinued operations	8,274	—
Net cash flows used in investing activities	(70)	(15,320)

Cash flows from financing activities:
Payments on capital lease obligations	(929)	(881)
Payments on secured revolving credit facility	(62,829)	(61,212)
Borrowings on secured revolving credit facility	44,906	54,373
Payments on secured term credit facility	(1,750)	(1,500)
Proceeds from exercise of stock options	317	683
Proceeds from issuance of common stock	116	97
Cash dividend paid	(1,372)	(1,566)
Net cash flows used to pay down term facility from discontinued operations	(8,000)	—
Net cash flows used in financing activities	(29,541)	(10,006)

(Decrease) in cash and cash equivalents	(7,407)	(265)
Cash and cash equivalents, beginning of period	21,599	13,013
Cash and cash equivalents, end of period	$14,192	$12,748

Supplemental disclosure of non-cash investing and financing activities: during the six months ended June 30, 2010 and 2011, the Company acquired various vehicles under capital lease agreements totaling $1,099 and $350, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of Mac-Gray Corporation (the “Company” or “Mac-Gray,”) the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which are necessary to present fairly the Company’s financial position, the results of its operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2010 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K for the year ended December 31, 2010. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

2. Long-Term Debt

The Company has a senior secured credit agreement (the “Secured Credit Agreement”) pursuant to which the Company may borrow up to $150,250 in the aggregate, including $20,250 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver.  The Term Loan requires quarterly principal payments of $750 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $15,750 due on April 1, 2013. The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions contained therein, the Secured Credit Agreement gives the Company the option to establish additional term and/or revolving credit facilities thereunder, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

2. Long-Term Debt (continued)

The obligations under the Secured Credit Agreement are guaranteed by the Company’s subsidiaries and collateralized by (i) a pledge of 100% of the ownership interests in the subsidiaries, and (ii) a first-priority security interest in substantially all of the Company’s tangible and intangible assets.

Under the Secured Credit Agreement, the Company is subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds.  The Company was in compliance with these and all other financial covenants at June 30, 2011.

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

As of June 30, 2011, there was $43,514 outstanding under the Revolver, $20,250 outstanding under the Term Loan and $1,380 in outstanding letters of credit. The available balance under the Revolver was $85,106 at June 30, 2011. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at June 30, 2010 and 2011 were 7.10% and 5.58%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt (see Note 3 for discussion on Fair Value Measurements).

On August 16, 2005, the Company issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. A portion of the senior notes are tied to an interest rate swap agreement (see Note 3 for discussion on Fair Value Measurements). After taking the swap agreement into effect, the average interest rates on the senior notes at June 30, 2010 and 2011 were 5.90% and 5.78%, respectively. The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay down senior bank debt.  Since the senior notes are not widely traded, the market value of these notes approximates book value at June 30, 2011.

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

As of June 30, 2011, the Company had not redeemed any of its senior notes.

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at June 30, 2011.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries, and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at June 30, 2011.

Capital lease obligations on the Company’s fleet of vehicles totaled $3,833 and $3,302 at December 31, 2010 and June 30, 2011, respectively.

Required payments under the Company’s debt and capital lease obligations are as follows:

Amount
2011 (six months)	$2,200
2012	4,176
2013	60,177
2014	487
2015	150,026
Thereafter	—
$217,066

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

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurments
	Balance at June 30, 2011	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (included in accrued expenses and other current liabilities)	$606	$—	$606	$—

Interest rate swap derivative financial instruments (included in other assets)	$181	$—	$181	$—

Fuel comodity derivative (included in other current assets)	$122	$—	$—	$122

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

The Company has also entered into an interest rate swap agreement to manage the interest rate associated with its senior unsecured notes. This interest rate swap agreement effectively converts a portion ($100 million) of our fixed rate senior unsecured notes to a variable rate. Under this interest rate swap agreement the Company receives a fixed rate of 7.625% and pays a variable rate of LIBOR plus the applicable margin charged by the banks. This interest rate swap agreement has an associated call feature that allows the counterparty to terminate this agreement at their option.  This call feature was exercised by the counter-party in July of 2011.  See Footnote 12, Subsequent Events, for more detailed information.

In December 2010 the Company entered into a fuel commodity derivative to manage the fuel cost of its fleet of vehicles. The derivative is effective April 1, 2011 and expires December 31, 2011.  The derivative has a monthly notional amount of 80,000 gallons from April 1, 2011 through December 31, 2011 for a total notional amount of 720,000 gallons.  The Company has a put price of $3.015 per gallon and a strike price of $3.50 per gallon. The Company recognized a non-cash unrealized loss of $157 on this fuel commodity derivative as a result of the change in the fair value for the three months ended June 30, 2011 and a non-cash unrealized gain of $122 for the six months ended June 30, 2011.

The fair value of these interest rate swap agreements are based on quoted prices for similar instruments from a commercial bank and are considered a Level 2 item. The fuel commodity derivative is based on market assumptions and a quoted price from the counter party and is considered a Level 3 item.

The fuel commodity derivative activity for the six months ended June 30, 2011 is as follows:

Balance, December 31, 2010	$—
Realized gains	70
Unrealized gains	122
Settlements	(70)
Balance, June 30, 2011	$122

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

During the first quarter of 2010 the Company no longer qualified for hedge accounting treatment for one of its interest rate swap agreements.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost must be reclassified as an earnings charge through the maturity date of the underlying debt agreement.  This charge amounted to $123 and $271 for the three and six months ended June 30, 2011, respectively, compared to $213 and $884 for the three and six months ended June 30, 2010, respectively. The remaining balance of $330 associated with this interest rate swap and included in Accumulated Other Comprehensive Loss will be charged against income through the maturity date of the underlying debt agreement on April 1, 2013.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

3.   Fair Value Measurements (continued)

The table below outlines the details of each remaining interest rate Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	June 30,	Expiration	Fixed
Origin	Amount	Amortizing	2011	Date	Rate

May 8, 2008	$45,000	Amortizing	$30,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$27,000	Apr 1, 2013	3.78%
January 4, 2010	$100,000	Fixed	$100,000	Aug 15, 2015	7.63%

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

The tables below display the impact the Company’s derivative instruments had on the Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011 and the Condensed Consolidated Income Statements for the three months ended June 30, 2010 and 2011.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

3.   Fair Value Measurements (continued)

Fair Values of Derivative Instruments

	December 31, 2010		June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:

Interest rate contracts	Accrued expenses	$(1,015)	Accrued expenses	$(1,033)
Interest rate contracts	Other liabilites	(931)	Other assets	(633)

Derivatives not designated as hedging instruments:

Interest rate contracts	Accrued expenses	532	Accrued expenses	427
Interest rate contracts	Other liabilites	(4)	Other assets	814
Fuel commodity derivative	Prepaid facilities management rent and other current assets	—	Prepaid facilities management rent and other current assets	122
Total derivatives		$(1,418)		$(303)

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

3.   Fair Value Measurements (continued)

The Effect of Derivative Instruments on the Condensed Consolidated Income Statements

for the three months ended June 30, 2010 and 2011

Derivatives in Net Investment	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated	Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as	Location of Gain or (Loss) Recognized	Amount of Gain (Loss) Recognized in Income on Derivative
Hedging	June 30,	June 30,	OCI into Income	June 30,	June 30,	Hedging	in Income on	June 30,	June 30,
Relationships	2010	2011	(Effective Portion)	2010	2011	Instruments	Derivative	2010	2011
Interest rate contracts	$(541)	$(249)	Interest expense, including the change in the fair value of non-hedged derivative instruments	$(566)	$(386)	Interest rate contracts	Interest expense, including the change in the fair value of non-hedged derivative instruments	$2,273	$1,355

Fuel commodity derivative	$—	$—	Cost of revenue	$—	$—	Fuel commodity derivative	Cost of revenue	$—	$(87)

The Effect of Derivative Instruments on the Condensed Consolidated Income Statements

for the six months ended June 30, 2010 and 2011

Derivatives in Net Investment	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated	Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as	Location of Gain or (Loss) Recognized	Amount of Gain (Loss) Recognized in Income on Derivative
Hedging	June 30,	June 30,	OCI into Income	June 30,	June 30,	Hedging	in Income on	June 30,	June 30,
Relationship	2010	2011	(Effective Portion)	2010	2011	Instruments	Derivative	2010	2011
Interest rate contracts	$(1,650)	$(244)	Interest expense, including the change in the fair value of non-hedged derivative instruments	$(1,751)	$(795)	Interest rate contracts	Interest expense, including the change in the fair value of non-hedged derivative instruments	$2,892	$1,568

Fuel commodity derivative	$—	$—	Cost of revenue	$—	$—	Fuel commodity derivative	Cost of revenue	$—	$192

The tables above include realized and unrealized gains and losses related to derivative instruments.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2010
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$58,608		$58,608
	$58,608		$58,608
Intangible assets:
Trade name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,995	46
Contract rights	237,888	60,966	176,922
Distribution rights	1,623	621	1,002
Deferred financing costs	6,798	3,674	3,124
	$264,400	$69,256	$195,144

	As of June 30, 2011
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$58,390		$58,390
	$58,390		$58,390
Intangible assets:
Trade name	$14,050	$—	$14,050
Non-compete agreements	3,187	3,156	31
Contract rights	237,828	66,947	170,881
Distribution rights	1,623	703	920
Deferred financing costs	6,798	4,111	2,687
	$263,486	$74,917	$188,569

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Intangible Assets (continued)

Estimated future amortization expense of intangible assets consists of the following:

2011 (six months)	$6,258
2012	12,440
2013	12,119
2014	12,014
2015	11,846
Thereafter	118,859
$173,536

Amortization expense of intangible assets for the six months ended June 30, 2010 and 2011 was $6,624 and $6,515, respectively.

Intangible assets primarily consist of various non-compete agreements, contract rights, and trade names recorded in connection with acquisitions. The deferred financing costs were incurred in connection with our senior secured credit facility and our senior notes and are amortized from five to ten years. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from five to fifteen years. Contract rights are amortized using the straight-line method over fifteen to twenty years. The life assigned to acquired contracts is based on several factors, including:  (i) the historical renewal rate of the contract portfolio for the most recent years prior to the acquisition, (ii) the number of years the average contract has been in the contract portfolio, (iii) the overall level of customer satisfaction within the contract portfolio, and (iv) our ability to maintain comparable renewal rates in the future. The contract rights acquired are aggregated for purposes of calculating their fair value upon acquisition due to the fact that there are thousands of individual contracts in each market. No single contract accounts for more than 2% of the revenue of any acquired portfolio and the contracts are homogeneous. The fair values of acquired portfolios are established based upon discounted cash flows generated by the acquired contracts.  The fair values of the contracts are allocated to asset groups, comprised of the Company’s geographic markets, based on an estimate of relative fair value.  Trade names are not amortized as they have an indefinite life and the Company continues to utilize these assets in the normal course of business.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

6.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011

Income from continuing operations, net	$1,229	$504	$2,701	$2,570
Loss from discontinued operations, net	—	—	(250)	—
Net income	$1,229	$504	$2,451	$2,570

Weighted average number of common shares outstanding - basic	13,791	14,244	13,734	14,167
Effect of dilutive securities:
Stock options and restricted stock units	614	789	513	756
Weighted average number of common shares outstanding - diluted	14,405	15,033	14,247	14,923

Earnings per share - basic - continuing operations	$0.09	$0.04	$0.20	$0.18
Earnings per share - diluted - continuing operations	$0.09	$0.03	$0.19	$0.17
Loss per share - basic - discontinued operations	$—	$—	$(0.02)	$—
Loss per share - diluted - discontinued operations	$—	$—	$(0.02)	$—
Net income per share - basic	$0.09	$0.04	$0.18	$0.18
Net income per share - diluted	$0.09	$0.03	$0.17	$0.17

There were 411 and 256 shares under option plans that were excluded from the computation of diluted earnings per share for the three months ended June 30, 2010 and 2011, respectively, and 682 and 288 shares under option plans that were excluded from the computation of diluted earnings per share for the six months ended June 30, 2010 and 2011, respectively due to their anti-dilutive effects.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

7.  Discontinued Operations (continued)

Included in the table below are the key financial items related to the discontinued operation:

	Three months	Six months
	ended	ended
	June 30, 2010	June 30, 2010

Revenue	$—	$2,200
Interest expense, net (1)	$—	$20

Income before provision for income taxes	$—	$83
Income taxes on income from discontinued operations	—	39
Loss from disposal of discontinued operations, net of tax of $384	—	294
Loss from discontinued operations, including loss on disposal of discontinued operations, net	$—	$(250)

(1)   Includes interest expense allocated to the discontinued operation as a result of a requirement to pay $8,000 on the Company’s Term Loan.  The average interest rate used to calculate this allocation was 2.5% for the six months ended June 30, 2010.

8.  Stock Compensation

During the three months ended June 30, 2011, the Company granted restricted stock units covering 32 shares of stock with a fair market value on date of grant of $14.97 per share.  The restricted stock units vest over three years.

For the three and six months ended June 30, 2011, the Company incurred stock compensation expense of $913 and $1,863, respectively. The allocation of stock compensation expense is consistent with the allocation of the participants’ salaries and other compensation expenses.

At June 30, 2011, options for 611 shares and 313 restricted shares have been granted but have not yet vested.

Compensation expense related to unvested options and restricted shares will be recognized in the following years:

2011 (six months)	$1,910
2012	2,379
2013	1,233
2014	97
$5,619

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

9.  Income Taxes

The following table presents the provision for income taxes and the effective income tax rates for the three and six months ended June 30, 2010 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Provision for incomes taxes	$641	$277	$1,960	$1,689
Effective tax rate	34%	35%	42%	40%

The effective income tax rate on continuing operations is based upon the estimated income for the year and adjustments, if any, resulting from tax audits or other tax contingencies.

The changes in the effective tax rates for the three and six months ended June 30, 2010 and 2011 are the result of the relative impact of permanent differences due to changes in pretax profits.

10.  New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued amended guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenues based on those separate deliverables. This update also requires additional disclosure related to the significant assumptions used to determine the revenue recognition of the separate deliverables. This guidance is required to be applied prospectively to new or significantly modified revenue arrangements. The Company adopted this guidance effective January 1, 2011. The adoption of this accounting guidance did not have an impact on the Company’s consolidated income statement, balance sheet or cash flow statement.

In December 2010, the FASB issued an update to accounting guidance for business combinations related to the disclosure of supplementary pro forma information. Accounting guidance for business combinations requires a public entity to disclose pro forma revenue and earnings for the combined entity as though the combination occurred at the beginning of the reporting period. This update clarifies that if a public entity presents comparative financial statements, the pro forma information for all business combinations occurring during the current year should be reported as though the combination occurred at the beginning of the prior annual reporting period. This update also expands the disclosure requirement to include the nature and amount of pro forma adjustments made to arrive at the disclosed pro forma revenue and earnings. This update is effective for business combinations for which the acquisition date is on or after annual reporting periods beginning after December 15, 2010, which is fiscal 2011 for the Company. The effect of adoption will depend primarily on the Company’s acquisitions occurring after such date, if any.

In January 2010, the FASB issued accounting guidance modifying the disclosure requirements related to fair value measurements. Under these requirements, purchases and settlements for Level 3 fair value measurements are presented on a gross basis, rather than on a net basis. The Company adopted this guidance effective January 1, 2011.  All disclosures in the Company’s financials have been updated to reflect this guidance.

In May 2011, the FASB issued accounting guidance which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance is effective for fiscal years beginning on or after December 15, 2011. The Company is currently evaluating the impact of adopting the guidance.

In June 2011, the FASB issued accounting guidance which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning on or after December 15, 2011 and early adoption is permitted. The Company is currently evaluating the impact of adopting the guidance.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

11.  Payment of dividends

The Company’s Board of Directors declared dividends of $0.055 per share payable on April 1, 2011 and July 1, 2011.  Dividends were paid prior to March 31, 2011 and June 30, 2011 and have been reflected in the current financial statements.

12.  Subsequent Events

On July 22, 2011 the Company was notified by the counter-party to one of the interest rate Swap Agreements that the counter-party plans to exercise their option to terminate the agreement effective August 22, 2011 at the then fair value.  At June 30, 2011, this interest rate Swap Agreement had a fair value of $2,608.

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

In this Quarterly Report on Form 10-Q, unless the context suggest otherwise, references to the “Company,” “Mac-Gray,” “we,” “us,” “our” and similar terms refer to Mac-Gray Corporation and its subsidiaries. We have registered, applied to register or are using the following trademarks: Mac-Gray®, Web®, Hof™, Automatic Laundry Company™, LaundryView®, PrecisionWash™, Intelligent Laundry®, LaundryLinx™, TechLinx™, VentSnake™, LaundryAudit™, e-issues™  Life Just Got Easier® , Change Point®, Digital Laundry is here.®, The Campus Clothes Line® and The Laundry Room Experts®. The following are trademarks of parties other than us: Maytag®, Whirlpool®, Amana®, Magic Chef®, KitchenAid®, and Estate®.

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

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base, and predictable capital needs.  For the three and six months ended June 30, 2011, our total revenue was $78,589 and $160,882, respectively. Approximately 95% and 96%, respectively, of our total revenue for the three and six month period was generated by our facilities management business.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of June 30, 2011, approximately 87% of our installed equipment base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately four years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist of a large number of relatively small amounts, which are associated with our entry into or renewal of leases. Accordingly, our capital needs are predictable and largely within our control.  For the three and six months ended June 30, 2011, we incurred $8,339 and $15,526 of capital expenditures, respectively. In addition, we made incentive payments of approximately $917 and $1,854 in the three and six months ended June 30, 2011 to property owners and property management companies in connection with obtaining our lease arrangements.

Through our commercial equipment sales and services business, we generate revenue by selling commercial laundry equipment.  For the three and six months ended June 30, 2011, our commercial laundry equipment sales business generated approximately 5% and 4% of our total revenue, and 5% and 4% of our gross margin, respectively. We anticipate that tight credit markets for our customers will continue to challenge our ability to maintain and grow our revenue from laundry equipment sales.

Our current priorities include: (i) continuing to reduce funded debt, thereby improving debt leverage ratios and reducing interest expense, (ii) maintaining capital expenditures at the irreducible levels needed to sustain the business, (iii) increasing facilities management operating efficiencies in all markets, particularly the ones that have been influenced by acquisition activity in the past five years, and (iv) improving the profitability of individual laundry facilities management accounts that come up for contract renewal.  One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. Approximately 10% to 15% of our laundry room leases are up for renewal each year.  Within any given geographic area, Mac-Gray may compete with local independent operators, regional operators and multi-region operators as well as property owners and property management companies who self-operate their laundry facilities. We devote substantial resources to our sales efforts and are focused on continued innovation in order to distinguish us from our competitors.

The Company’s Board of Directors declared a dividend of $0.55 per share payable on July 1, 2011 to stockholders of record at the close of business on June 15, 2011. All dividends were paid prior to June 30, 2011 and have been reflected in the current financial statements.

On February 5, 2010, the Company sold its MicroFridge® (Intirion Corporation) business to Danby Products. The following discussion excludes the financial results from our discontinued operations unless otherwise noted. Prior period results have been reclassified to conform to this presentation.

Results of Operations (Dollars in thousands)

Three and six months ended June 30, 2011 compared to three and six months ended June 30, 2010.

The information presented below for the three and six months ended June 30, 2011 and 2010 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended June 30,
			Increase	%
	2010	2011	(Decrease)	Change
Laundry facilities management revenue	$74,086	$74,959	$873	1%
Commercial laundry equipment sales revenue	4,455	3,630	(825)	-19%
Total revenue from continuing operations	$78,541	$78,589	$48	0%

	For the six months ended June 30,
			Increase	%
	2010	2011	(Decrease)	Change
Laundry facilities management revenue	$152,535	$154,148	$1,613	1%
Commercial laundry equipment sales revenue	7,509	6,734	(775)	-10%
Total revenue from continuing operations	$160,044	$160,882	$838	1%

Revenue

Total revenue increased by $48, or less than 1%, to $78,589 for the three months ended June 30, 2011 compared to $78,541 for the three months ended June 30, 2010. Total revenue increased by $838, or 1%, to $160,882 for the six months ended June 30, 2011 compared to $160,044 for the six months ended June 30, 2010.

Laundry facilities management revenue.  Laundry facilities management revenue increased by $873, or 1%, to $74,959 for the three months ended June 30, 2011 compared to $74,086 for the three months ended June 30, 2010. Laundry facilities management revenue increased by $1,613, or 1%, to $154,148 for the six months ended June 30, 2011 compared to $152,535 for the six months ended June 30, 2010. The Company has undertaken a comprehensive review of vend prices in certain markets and is instituting vend increases where appropriate.  The increase in revenue is attributable in part to this program. The increase in revenue is also the result of increased usage of the Company’s equipment in several of the markets in which the Company conducts business which the Company believes is due to occupancy rates improving in many of our markets.  The occupancy rates in the multi-family arena in which we operate have begun to improve but at a slower rate than the overall national average. We expect vacancy rates above historical norms to continue to have a negative impact on our facilities management business in the near term but to a lesser extent than it has in the recent past.  We continue to track the change in revenue month over month and quarter over quarter in our markets to better understand the revenue trend for our multi-family housing customers. This analysis is used to enable us to respond to changing trends in different geographic markets and to enable us to better allocate capital spending.

Commercial laundry equipment sales.  Revenue in the commercial laundry equipment sales business decreased by $825, or 19%, to $3,630 for the three months ended June 30, 2011 compared to $4,455 for the three months ended June 30, 2010. Revenue in the commercial laundry equipment sales business decreased by $775, or 10%, to $6,734 for the six months ended June 30, 2011 compared to $7,509 for the six months ended June 30, 2010.  Sales in the commercial laundry equipment sales business are sensitive to the strength of the local economy, the availability and cost of financing to small businesses, consumer confidence, and local permitting and therefore, tend to fluctuate significantly from period to period.  The continued weak economy and high unemployment rate continue to discourage our potential customers from committing to capital investments. These factors challenge our ability to maintain or grow our revenue from laundry equipment sales in the near term.

Cost of revenue

Cost of laundry facilities management revenue.  Cost of laundry facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing equipment and costs of collecting, counting, and depositing facilities management revenue. Cost of laundry facilities management revenue increased by $1,181, or 2%, to $52,760 for the three months ended June 30, 2011 as compared to $51,579 for the three months ended June 30, 2010. Cost of laundry facilities management revenue increased by $1,562, or 2%, to $105,556 for the six months ended June 30, 2011 as compared to $103,994 for the six months ended June 30, 2010.  As a percentage of laundry facilities management revenue, cost of laundry facilities management revenue was 70% for the three months ended June 30, 2011 and 2010 and 68% for the six months ended June 30, 2011 and 2010. Laundry facilities management rent increased 1.2% and 0.9% for the three and six months ended June 30, 2011 compared to the corresponding periods in 2010, directly attributable to the increase in facilities management revenue. Laundry facilities management rent as a percentage of laundry facilities management revenue was 49.8% for the three months ended June 30, 2011 and 2010, respectively. Laundry facilities management rent as a percentage of laundry facilities management revenue was 48.7% and 48.8% for the six months ended June 30, 2011 and 2010, respectively. Laundry facilities management rent can be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the laundry facilities management rent, as a function of laundry facilities management revenue, can vary. Other costs of laundry facilities management revenue increased by $743 to $15,412 for the three months ended June 30, 2011 compared to $14,669 for the three months ended June 30, 2010. Other costs of laundry facilities management revenue increased by $903 to $30,454 for the six months ended June 30, 2011 compared to $29,551 for the six months ended June 30, 2010. The increased operating expenses for both the three and six months ended June 30, 2011 compared to the same periods in 2010 are primarily attributable to cost increases associated with our fleet of vehicles, primarily fuel,  costs associated with the implementation of a new customer relationship management system and personnel costs.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations decreased by $511, or 4%, to $10,913 for the three months ended June 30, 2011 as compared to $11,424 for the three months ended June 30, 2010. Depreciation and amortization related to operations decreased by $631, or 3%, to $21,944 for the six months ended June 30, 2011 as compared to $22,575 for the six months ended June 30, 2010.The decrease in depreciation and amortization for the three and six months ended June 30, 2011 as compared to the same period in 2010 is attributable to the Company’s decision, in the past two years, to closely manage capital investment in light of the recent uncertain economy. The fact that much of the equipment we acquired as part of acquisitions we made in recent years was assigned a shorter average life than that assigned to new capital investment and is now fully depreciated has also contributed to lower depreciation expense.

Cost of laundry equipment sales.  Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment, and parts and supplies sold, as well as salaries, warehousing and distribution expenses.  Cost of commercial laundry equipment sales decreased by $558, or 16%, to $3,001 for the three months ended June 30, 2011 as compared to $3,559 for the three months ended June 30, 2010. Cost of commercial laundry equipment sales decreased by $533, or 9%, to $5,578 for the six months ended June 30, 2011 as compared to $6,111 for the six months ended June 30, 2010. As a percentage of sales, cost of product sold was 83% and 80% for the three months ended June 30, 2011 and 2010, respectively, and 83% and 81% for the six months ended June 30, 2011 and 2010, respectively.  The gross margin in the commercial laundry equipment sales business unit was 17% and 20% for the three months ended June 30, 2011 and 2010, respectively, and 17% and 19% for the six months ended June 30, 2011 and 2010, respectively. The fluctuation in gross margins is primarily due to increased competitive pressure for the limited capital investment opportunities that are available in the current economic climate.

Operating expenses

General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs.  General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs increased by $402, or 5%, to $8,754 for the three months ended June 30, 2011 as compared to $8,352 for the three months ended June 30, 2010. General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs increased by $805, or 5%, to $17,659 for the six months ended June 30, 2011 as compared to $16,854 for the six months ended June 30, 2010. As a percentage of total revenue, these expenses were 11% for the three and six months ended June 30,

2011 and 2010. The increase in expenses for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 is the net of changes in several expense categories including higher personnel related expenses and lower professional fees.

Gain on sale of assets

The gains of $157 and $113 in the six months ended June 30, 2011 and 2010, respectively, are from the sale of vehicles and other fixed assets in the normal course of business.

Income from continuing operations

Income from continuing operations decreased by $479, or 13%, to $3,226 for the three months ended June 30, 2011 compared to $3,705 for the three months ended June 30, 2010 and decreased by $321 , or 3%, to $10,302 for the six months ended June 30, 2011 compared to $10,623 for the six months ended June 30, 2010 due primarily to the cumulative effect of the reasons discussed above.

Interest expense, including the change in the fair value of non-hedged derivative instruments

Interest expense, including the change in the fair value of non-hedged derivative instruments, increased by $610, or 33%, to $2,445 for the three months ended June 30, 2011, as compared to $1,835 for the three months ended June 30, 2010. This increase was due to a $1,158 decrease in the unrealized gain on interest rate contracts that do not qualify for hedge accounting.  Interest expense, including the change in the fair value of non-hedged derivative instruments, increased by $81, or 1%, to $6,043 for the six months ended June 30, 2011, as compared to $5,962 for the six months ended June 30, 2010. Interest expense, excluding the change in fair value of non-hedged derivative instruments, was $3,252 and $3,800 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $548 or 14%.  Interest expense, excluding the change in fair value of non-hedged derivative instruments, was $6,485 and $7,685 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $1,200 or 16%. These decreases are attributable to favorable interest rates and the continued reduction in debt by the Company.

One of our interest rate Swap Agreements qualifies as a cash flow hedge while the others do not.  The changes in the fair value of the interest rate Swap Agreements that do not qualify for hedge accounting treatment are recognized in the income statement in the period in which the changes occur. The effective portion of the interest rate Swap Agreement that qualifies for hedge accounting is included in Other Comprehensive Loss in the period in which change occurs, while the ineffective portion, if any, is recognized in income in the period in which the change occurs.

During the first quarter of 2010 we no longer qualified for hedge accounting treatment for one of our interest rate swap agreements.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost must be reclassified as an earnings charge through the maturity date of the underlying debt agreement.  This charge amounted to $123 and $213 for the three months ended June 30, 2011 and 2010, respectively, and $271 and $884 for the six months ended June 30, 2011 and 2010, respectively. The remaining balance of $330 associated with this interest rate swap, and included in Accumulated Other Comprehensive Loss, will be charged against income through the maturity date of the underlying debt agreement on April 1, 2013.

In July of 2011, we were notified by the counter-party to one of our interest rate swap agreements that they were exercising their option to terminate our swap agreement effective August 22, 2011at the then fair value.  This interest rate Swap Agreement was a fixed to floating swap related to our 7.625% senior notes.  After termination of this economic hedge the effective interest rate for $100,000 of our senior notes will revert back to 7.625%.  We are considering alternatives, including entering into another interest rate swap agreement.  If a new swap agreement is entered into, the terms and resulting effective interest rate will vary based on the then market conditions and may be higher or lower than our current rates.

Provision for income taxes

The provision for income taxes decreased by $364 to $277 for the three months ended June 30, 2011 compared to the provision for income taxes of $641 for the three months ended June 30, 2010. The provision for income taxes decreased by $271 to $1,689 for the six months ended June 30, 2011 compared to the provision for income taxes of $1,960 for the six months ended June 30, 2010. The decrease is the result of the decrease in pre-tax income to $781 and $4,259 for the three and six months ended June 30, 2011, respectively, compared to the pre-tax income of $1,870 and $4,661 for the three and six months ended June 30, 2010, respectively. The effective tax rate increased to 35.5% from 34.3% for the three months ended June 30, 2011, compared to the same period in 2010.The effective tax rate decreased to 39.7% from 42.0% for the six months ended June 30, 2011, compared to the same period in 2010. The changes in the effective rates are the result of decreased pre-tax income while permanent tax differences remained substantially unchanged.

Income from continuing operations, net

As a result of the foregoing, income from continuing operations, net decreased by $725 to $504 for the three months ended June 30, 2011 compared to $1,229 for the same period ended June 30, 2010. Income from continuing operations, net decreased by $131 to $2,570 for the six months ended June 30, 2011 compared to $2,701 for the same period ended June 30, 2010.

Income from discontinued operations, net

Income from discontinued operations, net, excluding loss on disposal was $44 for the six months ended June 30, 2010.  The Company sold its MicroFridge® (Intirion Corporation) business on February 5, 2010.

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

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving credit facility described below. Capital requirements for the year ending December 31, 2011, including contract incentive payments, are currently expected to be between $33,000 and $36,000.  In the six months ended June 30, 2011, spending on capital expenditures was $ 15,526 and contract incentives was $1,854. The capital expenditures for 2011 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

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

For the six months ended June 30, 2011, our source of cash was from operating activities. Our primary uses of cash for the six months ended June 30, 2011 were the purchase of new laundry equipment, the reduction of debt, and the payments of dividends. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, debt service, and capital expenditures.

Our senior secured credit agreement (the “Secured Credit Agreement”) provides that we may borrow up to $150,250 in the aggregate, including $20,250 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver.  The Term Loan requires quarterly principal payments of $750 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $15,750 due on April 1, 2013. The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions, the Secured Credit Agreement gives the Company the option to establish additional term and/or revolving credit facilities thereunder, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

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

Under the Secured Credit Agreement, we are subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds.  We were in compliance with these and all other financial covenants at June 30, 2011.

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

As of June 30, 2011, there was $43,514 outstanding under the Revolver, $20,250 outstanding under the Term Loan and $1,380 in outstanding letters of credit.  The available balance under the Revolver was $85,106 at June 30, 2011. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at June, 2010 and 2011 were 7.10% and 5.58%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt.

On August 16, 2005, we issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. A portion of the senior notes are tied to an interest rate swap agreement.  After taking the swap agreement into effect, the average interest rates on the senior notes at June 30, 2010 and 2011 was 5.90% and 5.78%, respectively.  In July 2011, we were notified by the counter-party to the swap agreement that they were exercising their option to terminate the swap effective August 22, 2011 at the then fair value.  Upon termination, the effective interest rate on our senior notes will revert back to 7.625%.  We are considering alternatives, including entering into another interest rate swap agreement.  If a new swap agreement is entered into, the terms and resulting effective interest rate will vary based on the then market conditions and may be higher or lower than our current rates.  The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay down senior bank debt.  The market value of these notes approximates book value at June 30, 2011.

The Company has the option to redeem all or a portion of the senior notes at the redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed, during the 12-month period commencing on August 15 of the years set forth below:

Remdemption
Period	Price
2011	102.542%
2012	101.271%
2013 and thereafter	100.000%

As of June 30, 2011, we had not redeemed any of our senior notes.

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. We were in compliance with these and all other financial covenants at June 30, 2011.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries, and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at June 30, 2011.

Operating Activities

For the six months ended June 30, 2011 and 2010, net cash flows provided by operating activities were $25,061 and $22,204, respectively. Cash flows from operations consists primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and general, administration, sales and marketing expenses. The most significant changes to cash flows for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 are an increase in prepaid facilities management rent and other assets and a decrease in the change in accounts payable, accrued facilities management rent, accrued expenses and other liabilities.

Investing Activities

For the six months ended June 30, 2011 and 2010, net cash flows used in investing activities were $15,320 and $70, respectively.  Capital expenditures for the six months ended June 30, 2011 and 2010 were $15,526 and $8,648, respectively, primarily for the acquisition of laundry equipment for new and renewed lease locations.  Cash flows of $8,274 in the six months ended June 30, 2010 provided by investing activities consist of the proceeds from the sale of Intirion Corporation.

Financing Activities

For the six months ended June 30, 2011 and 2010, net cash flows used in financing activities were $10,006 and $29,541, respectively. Cash flows used in financing activities consist of net reductions in bank borrowings and for the six months ended June 30, 2010 include the $8,000 reduction in the Term Loan from the proceeds of the sale of Intirion Corporation and the payments of cash dividends.  Cash flows provided by financing activities consist of proceeds from the exercise of options and the issuance of stock through the employee stock purchase program.

The Company has entered into standard International Swaps and Derivatives Association, or ISDA, interest rate Swap Agreements to manage the interest rate associated with our senior credit facilities. For a description of our interest rate Swap Agreements see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of June 30, 2011 is as follows:

			Interest on
Fiscal	Long-term	Interest on	variable rate	Facilites rent	Capital lease	Operating lease
Year	debt	senior notes	debt (1)	commitments	commitments	commitments	Total
2011(six months)	$1,500	$5,719	$1,779	$8,398	$700	$1,762	$19,858
2012	3,000	11,438	3,474	16,242	1,176	3,264	$38,594
2013	59,264	11,438	827	12,887	913	2,651	$87,980
2014	—	11,438	—	9,970	487	2,352	$24,247
2015	150,000	11,438	—	7,039	26	2,031	$170,534
Thereafter	—	—	—	16,586	—	527	$17,113
Total	$213,764	$51,471	$6,080	$71,122	$3,302	$12,587	$358,326

(1)         Interest is calculated using the Company’s average interest rate at June 30, 2011.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings and the change in fuel prices. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at June 30, 2011.

(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Variable rate	$1,500	$3,000	$59,264	$—	$—	$—	$63,764
Average interest rate	5.58%	5.58%	5.58%			—	5.58%

We have entered into standard International Swaps and Derivatives Association interest rate swap agreements to manage the interest rate associated with our debt. The interest rate Swap Agreements effectively convert a portion of our variable rate debt to a long-term fixed rate. Under these agreements, we receive a variable rate of LIBOR plus a markup and pay a fixed rate.

We have also entered into an interest rate swap agreement to manage the interest rate associated with our senior unsecured notes.  This interest rate swap agreement effectively converts a portion ($100 million) of our fixed rate senior unsecured notes to a variable rate. Under this interest rate swap agreement, we receive a fixed rate of 7.625% and pay a variable rate of LIBOR plus the applicable margin charged by the banks.  This interest rate swap agreement has an associated call feature that allows the counterparty to terminate this agreement at their option.  In July of 2011, we were notified by the counter-party to one of our interest rate swap agreements that they were exercising their option to terminate our swap agreement effective August 22, 2011 at the then fair value.  After termination of this economic hedge the effective interest rate for $100,000 of our senior notes will revert back to 7.625%.  The Company is considering alternatives, including entering into another interest rate swap agreement.

In December 2010 we entered into a fuel commodity derivative to manage the fuel cost of our fleet of vehicles. The derivative is effective April 1, 2011 and expires December 31, 2011.  The derivative has a monthly notional amount of 80,000 gallons from April 1, 2011 through December 31, 2011 for a total notional amount of 720,000 gallons.  We have a put price of $3.015 per gallon and a strike price of $3.50 per gallon. The Company recognized a non-cash unrealized loss of $157 on this fuel commodity derivative as a result of the change in the fair value for the three months ended June 30, 2011 and a non-cash unrealized gain of $122 for the six months ended June 30, 2011.

The fair values of the interest rate derivatives are based on quoted prices for similar instruments from a commercial bank.  These derivatives are considered to be Level 2 items.  The fuel commodity derivative is based on market assumptions and a quoted price from the counter party and is considered a Level 3 item.

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

During the first quarter of 2010 we no longer qualified for hedge accounting treatment for one of our interest rate swap agreements. Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time the hedge accounting was lost must be reclassified as an earnings charge through the maturity date of the underlying debt agreement. This charge amounted to $123 and $271 for the three and six months ended June 30, 2011 compared to $213 and $884 for the three and six months ended June 30, 2010, respectively. The remaining balance of $330 associated with this interest rate swap and included in Accumulated Other Comprehensive Loss will be charged against income through the maturity date of the underlying debt agreement on April 1, 2013.

The table below outlines the details of each remaining interest rate Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	June 30,	Expiration	Fixed
Origin	Amount	Amortizing	2011	Date	Rate

May 8, 2008	$45,000	Amortizing	$30,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$27,000	Apr 1, 2013	3.78%
January 4, 2010	$100,000	Fixed	$100,000	Aug 15, 2015	7.63%

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

Depending on fluctuations in the LIBOR, our interest rate exposure and the related impact on interest expense and net cash flow may increase or decrease. The counter party to the interest rate Swap Agreements exposes us to credit loss in the event of non-performance; however, nonperformance is not anticipated.  The fair value of an interest rate Swap Agreement is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At June 30, 2011, the fair value of the interest rate Swap Agreements was a liability of $425.  This amount has been included in other liabilities on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2011 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Income Statements, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text. (2)

(1) Filed herewith.

(2) Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
August 5, 2011	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal financial officer)