Form 10-Q
period 2011-09-30
MAC-GRAY CORP
filed 2011-11-04
CIK 1038280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, 14,306,090 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.           Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	September 30,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$13,013	$12,934
Trade receivables, net of allowance for doubtful accounts	6,105	6,343
Inventory of finished goods, net	1,580	1,930
Deferred income taxes	963	963
Prepaid facilities management rent and other current assets	9,916	9,980
Total current assets	31,577	32,150
Property, plant and equipment, net	128,068	128,857
Goodwill	58,608	58,281
Intangible assets, net	195,144	185,378
Prepaid facilities management rent and other assets	10,686	10,918
Total assets	$424,083	$415,584

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,511	$4,238
Trade accounts payable	8,673	7,304
Accrued facilities management rent	21,084	20,613
Accrued expenses and other current liabilities	15,998	16,930
Total current liabilities	50,266	49,085
Long-term debt and capital lease obligations	221,425	208,994
Deferred income taxes	41,823	41,835
Other liabilities	2,518	2,438
Total liabilities	316,032	302,352

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock ($.01 par value, 5 million shares authorized, no shares issued or outstanding)	—	—
Common stock ($.01 par value, 30 million shares authorized, 14,026,919 issued and 14,026,743 outstanding at December 31, 2010, and 14,289,887 issued and outstanding at September 30, 2011)	140	143
Additional paid in capital	81,296	85,161
Accumulated other comprehensive loss	(1,563)	(1,023)
Retained earnings	28,180	28,951
	108,053	113,232
Less common stock in treasury, at cost (176 shares at December 31, 2010)	(2)	—
Total stockholders’ equity	108,051	113,232
Total liabilities and stockholders’ equity	$424,083	$415,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Revenue:
Laundry facilities management revenue	$73,882	$74,287	$226,417	$228,435
Commercial laundry equipment sales	4,359	4,205	11,868	10,939
Total revenue from continuing operations	78,241	78,492	238,285	239,374

Cost of revenue:
Cost of laundry facilities management revenue	50,839	52,004	154,833	157,560
Depreciation and amortization	11,687	10,568	34,262	32,512
Cost of commercial laundry equipment sales	3,357	3,144	9,468	8,722
Total cost of revenue	65,883	65,716	198,563	198,794

Gross margin	12,358	12,776	39,722	40,580

Operating expenses:
General and administration	4,499	4,759	13,632	14,190
Sales and marketing	3,483	3,023	10,184	10,186
Depreciation and amortization	378	425	1,163	1,221
Gain on sale of assets, net	(95)	(13)	(208)	(170)
Incremental costs of proxy contests	—	—	235	269
Total operating expenses	8,265	8,194	25,006	25,696
Income from continuing operations	4,093	4,582	14,716	14,884
Interest expense, including the change in the fair value of non-hedged derivative instruments	2,690	3,463	8,652	9,506
Income before provision for income taxes from continuing operations	1,403	1,119	6,064	5,378
Provision for income taxes	577	515	2,537	2,204
Income from continuing operations, net	826	604	3,527	3,174
Income from discontinued operations, net	—	—	44	—
Loss from disposal of discontinued operations, net of taxes of $384	—	—	(294)	—
Net income	$826	$604	$3,277	$3,174
Earnings per share — basic - continuing operations	$0.06	$0.04	$0.26	$0.22
Earnings per share — diluted - continuing operations	$0.06	$0.04	$0.25	$0.21
Loss per share — basic - discontinued operations	$—	$—	$(0.02)	$—
Loss per share — diluted - discontinued operations	$—	$—	$(0.02)	$—
Earnings per share — basic	$0.06	$0.04	$0.24	$0.22
Earnings per share — diluted	$0.06	$0.04	$0.23	$0.21
Weighted average common shares outstanding - basic	13,807	14,286	13,759	14,207
Weighted average common shares outstanding - diluted	14,402	15,000	14,297	14,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other			Treasury Stock
	Number		Paid In	Comprehensive	Comprehensive	Retained	Number
	of shares	Value	Capital	Income (Loss)	Income	Earnings	of shares	Cost	Total

Balance, December 31, 2010	14,026,919	$140	$81,296	$(1,563)		$28,180	176	$(2)	$108,051
Net income	—	—	—	—	$3,174	3,174	—	—	$3,174
Other comprehensive income:
Unrealized gain on derivative instrument, net of tax of $340 (Note 3)	—	—	—	540	540	—	—	—	$540
Comprehensive income					$3,714
Options Exercised	92,726	2	735	—		—	(176)	2	$739
Stock issuance - Employee
Stock Purchase Plan	24,487	—	316	—		—	—	—	$316
Stock compensation expense	—	—	2,290	—		—	—	—	$2,290
Dividends paid, $.165 per share	—	—	49	—		(2,401)	—	—	$(2,352)
Stock grants	145,755	1	475	—		(2)	—	—	$474
Balance, September 30, 2011	14,289,887	$143	$85,161	$(1,023)		$28,951	—	$—	$113,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended September 30,
	2010	2011
Cash flows from operating activities:
Net income	$3,277	$3,174
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	35,425	33,733
Increase (decrease) in allowance for doubtful accounts and lease reserves	65	(3)
(Gain) on disposition of assets	(208)	(170)
Loss from disposal of discontinued operations	294	—
Stock grants	172	475
Change in fair value of interest rate derivatives	(2,812)	(487)
Change in fair value of fuel collar derivatives	—	133
Proceeds from termination of derivative instrument	—	2,542
Deferred income taxes	(42)	138
Non-cash stock compensation	1,950	2,290
(Increase) in accounts receivable	(1,507)	(235)
(Increase) in inventory	(162)	(350)
Decrease (increase) in prepaid facilities management rent and other assets	1,728	(5,335)
Increase (decrease) in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	(3,271)	196
Net cash flows used in operating activities from discontinued operations	(44)	—
Net cash flows provided by operating activities	34,865	36,101

Cash flows from investing activities:
Capital expenditures	(16,750)	(22,026)
Proceeds from sale of assets	461	231
Proceeds from disposal of discontinued operations	8,274	—
Net cash flows used in investing activities	(8,015)	(21,795)

Cash flows from financing activities:
Payments on capital lease obligations	(1,392)	(1,258)
Payments on secured revolving credit facility	(110,500)	(100,231)
Borrowings on secured revolving credit facility	88,430	90,651
Payments on secured term credit facility	(2,500)	(2,250)
Proceeds from exercise of stock options	333	739
Proceeds from issuance of common stock	246	316
Cash dividend paid	(2,063)	(2,352)
Net cash flows used to pay down term facility from discontinued operations	(8,000)	—
Net cash flows used in financing activities	(35,446)	(14,385)

(Decrease) in cash and cash equivalents	(8,596)	(79)
Cash and cash equivalents, beginning of period	21,599	13,013
Cash and cash equivalents, end of period	$13,003	$12,934

Supplemental disclosure of non-cash investing and financing activities: during the nine months ended September 30, 2010 and 2011, the Company acquired various vehicles under capital lease agreements totaling $1,842 and $384, respectively.

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

2.   Long-Term Debt

The Company has a senior secured credit agreement (the “Secured Credit Agreement”) pursuant to which the Company may borrow up to $149,500 in the aggregate, including $19,500 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver.  The Term Loan requires quarterly principal payments of $750 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $15,750 due on April 1, 2013. The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions contained therein, the Secured Credit Agreement gives the Company the option to establish additional term and/or revolving credit facilities thereunder, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

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

Under the Secured Credit Agreement, the Company is subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds.  The Company was in compliance with these and all other financial covenants at September 30, 2011.

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

As of September 30, 2011, there was $40,773 outstanding under the Revolver, $19,500 outstanding under the Term Loan and $1,380 in outstanding letters of credit. The available balance under the Revolver was $87,847 at September 30, 2011. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at September 30, 2010 and 2011 were 7.03% and 5.71%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt (see Note 3 for discussion on Fair Value Measurements).

On August 16, 2005, the Company issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. A portion of the senior notes are tied to an interest rate swap agreement (see Note 3 for discussion on Fair Value Measurements). After taking the swap agreement into effect, the average interest rates on the senior notes at September 30, 2010 and 2011 were 5.86% and 7.63%, respectively. The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay down senior bank debt.  Since the senior notes are not widely traded, the market value of these notes approximates book value at September 30, 2011.

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

On September 22, 2011 the Company issued a notice to redeem $50,000 of its senior notes effective October 21, 2011. On the effective date, the Company redeemed $50,000 of its senior notes by utilizing $51,271 of availability under its revolving credit facility.  As the revolving credit facility has a maturity date greater than one year and is presented within long term debt at September 30, 2011, the company has classified the $50,000 of the senior notes as a long term liability at September 30, 2011.

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at September 30, 2011.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries, and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at September 30, 2011.

Capital lease obligations on the Company’s fleet of vehicles totaled $3,833 and $2,959 at December 31, 2010 and September 30, 2011, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

	Amount
2011 (three months)	$1,079	(1)
2012	4,182
2013	107,444
2014	495
2015	100,032
Thereafter	—
	$213,232

(1)          The redemption of the $50,000 in senior notes discussed above is not reflected in the 2011 payments amount as the $50,000 was borrowed from our revolving credit facility and is due at maturity on April 1, 2013.

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

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

	Balance at September 30, 2011	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (included in accrued expenses and other current liabilities)	$1,792	$—	$1,792	$—

Interest rate swap derivative financial instruments (included in other liabilities)	$800	$—	$800	$—

Fuel commodity derivatives (included in accrued expenses and other current liabilities)	$78	$—	$—	$78

Fuel commodity derivatives (included in other liabilities)	$55	$—	$—	$55

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

The Company also entered into an interest rate swap agreement to manage the interest rate associated with its senior unsecured notes. This interest rate swap agreement converted a portion ($100 million) of our fixed rate senior unsecured notes to a variable rate. Under this interest rate swap agreement the Company received a fixed rate of 7.625% and paid a variable rate of LIBOR plus the applicable margin charged by the banks. This interest rate swap agreement had an associated call feature that allowed the counterparty to terminate this agreement at their option. On July 22, 2011 the counterparty exercised their right to terminate this agreement effective August 21, 2011. The Company received proceeds from this termination in the amount of $2,542.  This amount is reflected in the operating section of the Cash Flow Statement.

In December 2010 the Company entered into a fuel commodity derivative to manage the fuel cost of its fleet of vehicles. The derivative is effective April 1, 2011 and expires December 31, 2011.  The derivative has a monthly notional amount of 80 thousand gallons from April 1, 2011 through December 31, 2011 for a total notional amount of 720 thousand gallons.  The Company has a put price of $3.015 per gallon and a strike price of $3.50 per gallon. On September 23, 2011 the Company entered into additional fuel commodity derivative. This derivative has a monthly notional amount of 85 thousand gallons and is effective from January 1, 2012 through December 31, 2012 for a total notional amount of 1.02 million gallons. The Company has a put price of $3.205 per gallon and a strike price of $3.70 per gallon. The Company recognized a non-cash unrealized loss of $255 and $133 for the three and nine months ended September 30, 2011, respectively, on these fuel commodity derivatives as a result of the change in the fair value.

The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and are considered a Level 2 item. The fuel commodity derivatives are based on market assumptions and a quoted price from the counter party and is considered a Level 3 item.

The fuel commodity derivative activity for the nine months ended September 30, 2011 is as follows:

Balance, December 31, 2010	$—
Realized gains	103
Unrealized losses	(133)
Settlements	(103)
Balance, September 30, 2011	$(133)

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

During the first quarter of 2010 the Company no longer qualified for hedge accounting treatment for one of its interest rate swap agreements.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost must be reclassified as an earnings charge through the maturity date of the derivative.  This charge amounted to $100 and $371 for the three and nine months ended September 30, 2011, respectively, compared to $199 and $1,083 for the three and nine months ended September 30, 2010,

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

Fair Value Measurements (continued)

respectively. The remaining balance of $230 associated with this interest rate swap and included in Accumulated Other Comprehensive Loss will be charged against income through the maturity date of the interest rate swap agreement on April 1, 2013.

The table below outlines the details of each remaining interest rate Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	September 30,	Expiration	Fixed
Origin	Amount	Amortizing	2011	Date	Rate

May 8, 2008	$45,000	Amortizing	$30,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$26,000	Apr 1, 2013	3.78%

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

Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counterparty to the interest rate Swap Agreements expose the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated.

The tables below display the impact the Company’s derivative instruments had on the Condensed Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011 and the Condensed Consolidated Income Statements for the three months ended September 30, 2010 and 2011.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

3.   Fair Value Measurements (continued)

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2010		September 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:

Interest rate contracts	Accrued expenses	$(1,015)	Accrued expenses	$(987)
Interest rate contracts	Other liabilites	(931)	Other liabilites	(449)

Derivatives not designated as hedging instruments:

Interest rate contracts	Accrued expenses	532	Accrued expenses	(805)
Interest rate contracts	Other liabilites	(4)	Other liabilities	(351)
Fuel commodity derivatives	Accrued expenses	—	Accrued expenses	(78)
Fuel commodity derivatives	Other liabilites	—	Other liabilites	(55)

Total derivatives		$(1,418)		$(2,725)

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

3.   Fair Value Measurements (continued)

	The Effect of Derivative Instruments on the Condensed Consolidated Income Statements
	for the three months ended September 30, 2010 and 2011
Derivatives in Net Investment Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
	September 30,	September 30,		September 30,	September 30,			September 30,	September 30,
	2010	2011		2010	2011			2010	2011
Interest rate contracts	$(454)	$(41)	Interest expense, including the change in the fair value of non-hedged derivative instruments	$(531)	$(371)	Interest rate contracts	Interest expense, including the change in the fair value of non-hedged derivative instruments	$1,391	$279

Fuel commodity derivatives	$—	$—	Cost of revenue	$—	$—	Fuel commodity derivatives	Cost of revenue	$—	$(223)

	The Effect of Derivative Instruments on the Condensed Consolidated Income Statements
	for the nine months ended September 30, 2010 and 2011
Derivatives in Net Investment Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss)Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
	September 30,	September 30,		September 30,	September 30,			September 30,	September 30,
	2010	2011		2010	2011			2010	2011
Interest rate contracts	$(2,103)	$(286)	Interest expense, including the change in the fair value of non-hedged derivative instruments	$(2,282)	$(1,166)	Interest rate contracts	Interest expense, including the change in the fair value of non-hedged derivative instruments	$4,282	$1,847

Fuel commodity derivatives	$—	$—	Cost of revenue	$—	$—	Fuel commodity derivatives	Cost of revenue	$—	$(30)

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2010
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$58,608		$58,608
	$58,608		$58,608
Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,995	46
Contract rights	237,888	60,966	176,922
Distribution rights	1,623	621	1,002
Deferred financing costs	6,798	3,674	3,124
	$264,400	$69,256	$195,144

	As of September 30, 2011
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$58,281		$58,281
	$58,281		$58,281
Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	3,187	3,163	24
Contract rights	237,798	69,841	167,957
Distribution rights	1,623	743	880
Deferred financing costs	6,798	4,331	2,467
	$263,456	$78,078	$185,378

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Goodwill and Intangible Assets (continued)

Estimated future amortization expense of intangible assets consists of the following:

2011 (three months)	$3,709	(1)
2012	12,281
2013	11,960
2014	11,855
2015	11,740
Thereafter	118,830
	$170,375

(1)               Reflects the accelerated amortization of deferred financing costs related to the redemption of a portion of our senior notes.

Amortization expense of intangible assets for the nine months ended September 30, 2010 and 2011 was $9,930 and $9,676, respectively.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

6.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2011	2010	2011

Income from continuing operations, net	$826	$604	$3,527	$3,174
Loss from discontinued operations, net	—	—	(250)	—
Net income	$826	$604	$3,277	$3,174

Weighted average number of common shares outstanding - basic	13,807	14,286	13,759	14,207
Effect of dilutive securities:
Stock options and restricted stock units	595	714	538	746
Weighted average number of common shares outstanding - diluted	14,402	15,000	14,297	14,953

Earnings per share - basic - continuing operations	$0.06	$0.04	$0.26	$0.22
Earnings per share - diluted - continuing operations	$0.06	$0.04	$0.25	$0.21
Loss per share - basic - discontinued operations	$—	$—	$(0.02)	$—
Loss per share - diluted - discontinued operations	$—	$—	$(0.02)	$—
Net income per share - basic	$0.06	$0.04	$0.24	$0.22
Net income per share - diluted	$0.06	$0.04	$0.23	$0.21

There were 963 and 306 shares under option plans that were excluded from the computation of diluted earnings per share for the three months ended September 30, 2010 and 2011, respectively, and 952 and 294 shares under option plans that were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2010 and 2011, respectively due to their anti-dilutive effects.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

7.  Discontinued Operations (continued)

Included in the table below are the key financial items related to the discontinued operation:

	Three months	Nine months
	ended	ended
	September 30, 2010	September 30, 2010

Revenue	$—	$2,200
Interest expense, net (1)	$—	$20

Income before provision for income taxes	$—	$83
Income taxes on income from discontinued operations	—	39
Loss from disposal of discontinued operations, net of tax of $384	—	294
Loss from discontinued operations, including loss on disposal of discontinued operations, net	$—	$(250)

(1)  Includes interest expense allocated to the discontinued operation as a result of a requirement to pay $8,000 on the Company’s Term Loan.  The average interest rate used to calculate this allocation was 2.5% for the nine months ended September 30, 2010.

8.  Stock Compensation

For the three and nine months ended September 30, 2011, the Company incurred stock compensation expense of $848 and $2,711, respectively. The allocation of stock compensation expense is consistent with the allocation of the participants’ salaries and other compensation expenses.

At September 30, 2011, options for 589 shares and 310 restricted shares have been granted but have not yet vested.

Compensation expense related to unvested options and restricted shares will be recognized in the following years:

2011 (three months)	$916
2012	2,278
2013	1,183
2014	94
$4,471

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

9.  Income Taxes

The following table presents the provision for income taxes and the effective income tax rates for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011

Provision for incomes taxes	$577	$515	$2,537	$2,204
Effective tax rate	41%	46%	42%	41%

The effective income tax rate on continuing operations is based upon the estimated income for the year and adjustments, if any, resulting from tax audits or other tax contingencies.

The changes in the effective tax rates for the three and nine months ended September 30, 2010 and 2011 are the result of the relative impact of permanent differences due to changes in estimated pretax annual profits, principally a result of charges that will occur in the fourth quarter related to the redemption of the senior notes.

10.  New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued amended guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenues based on those separate deliverables. This update also requires additional disclosure related to the significant assumptions used to determine the revenue recognition of the separate deliverables. This guidance is required to be applied prospectively to new or significantly modified revenue arrangements. The Company adopted this guidance effective January 1, 2011. The adoption of this accounting standards update did not have an impact on the Company’s consolidated income statement, balance sheet or cash flow statement.

In December 2010, the Financial Accounting Standards Board issued an update to accounting guidance for business combinations related to the disclosure of supplementary pro forma information. Accounting guidance for business combinations requires a public entity to disclose pro forma revenue and earnings for the combined entity as though the combination occurred at the beginning of the reporting period. This update clarifies that if a public entity presents comparative financial statements, the pro forma information for all business combinations occurring during the current year should be reported as though the combination occurred at the beginning of the prior annual reporting period. This update also expands the disclosure requirement to include the nature and amount of pro forma adjustments made to arrive at the disclosed pro forma revenue and earnings. This update is effective for business combinations for which the acquisition date is on or after annual reporting periods beginning after December 15, 2010, which is fiscal 2012 for the Company. The effect of adoption would depend on the Company’s acquisitions, if any, occurring after such date.

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

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating the impact of adopting the guidance.

11.  Payment of dividends

The Company’s Board of Directors declared dividends of $0.055 per share payable on April 1, 2011, July 1, and October 1, 2011.  All dividends were paid and have been reflected in the current financial statements.

12.  Subsequent Events

On September 22, 2011 the Company issued a notice to redeem $50,000 of its senior notes effective October 21, 2011. On the effective date, the Company redeemed $50,000 of its senior notes by utilizing $51,271 of availability under its revolving credit facility.

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

In this Quarterly Report on Form 10-Q, unless the context suggest otherwise, references to the “Company,” “Mac-Gray,” “we,” “us,” “our” and similar terms refer to Mac-Gray Corporation and its subsidiaries.  We have registered, applied to register or are using the following trademarks: Mac-Gray®, Web®, Hof™, Automatic Laundry Company™, LaundryView®, PrecisionWash™, Intelligent Laundry®, LaundryLinx™, TechLinx™, VentSnake™, LaundryAudit™, e-issues™  Life Just Got Easier® , The Laundry Room Experts®, Change Point®, The Campus Clothes Line®, and Digital Laundry is here®. The following are trademarks of parties other than us: Maytag®, Whirlpool®, Amana®, Magic Chef®, KitchenAid®, and Estate®.

Overview

Mac-Gray Corporation was founded in 1927 and re-incorporated in Delaware in 1997. Since its founding, Mac-Gray has grown to become the second largest laundry facilities management business in the United States.  Through our portfolio of card and coin-operated laundry equipment located in laundry facilities across the country, we provide laundry convenience to residents of multi-unit housing, such as apartment buildings, condominiums, colleges and universities, public housing complexes, and hotels and motels in 43 states and the District of Columbia.  Based on our ongoing survey of colleges and universities, we believe we are the largest provider of such services to the college and university market in the United States.

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base, and predictable capital needs.  For the three and nine months ended September 30, 2011, our total revenue was $78,492 and $239,374, respectively. Approximately 95% of our total revenue for the three and nine month period was generated by our facilities management business.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of September 30, 2011, approximately 87% of our installed equipment base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately four years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist primarily of a large number of relatively small amounts, which are associated with our entry into or renewal of leases. Our capital needs other than for laundry leases are not significant.  Accordingly, our capital needs are predictable and largely within our control.  For the three and nine months ended September 30, 2011, we incurred $6,500 and $22,026 of capital expenditures, respectively. In addition, we made incentive payments of approximately $734 and $2,588 in the three and nine months ended September 30, 2011 to property owners and property management companies in connection with obtaining our lease arrangements.

Through our commercial equipment sales and services business, we generate revenue by selling commercial laundry equipment.  For the three and nine months ended September 30, 2011, our commercial laundry equipment sales business generated approximately 5% of our total revenue, and 8% and 5% of our gross margin, respectively. We anticipate that tight credit markets for our customers will continue to challenge our ability to maintain and grow our revenue from laundry equipment sales.

Our current priorities include: (i) continuing to reduce funded debt, thereby improving debt leverage ratios and reducing interest expense, (ii) maintaining capital expenditures at the levels needed to sustain and grow the business, (iii) increasing facilities management operating efficiencies in all markets, particularly the ones that have been influenced by acquisition activity in the past five years, (iv) improving the profitability of individual laundry facilities management accounts that come up for contract renewal, and (v) continuing to look for acquisitions that complement our current footprint.  One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. Approximately 10% to 15% of our laundry room leases are up for renewal each year.  Within any given geographic area, Mac-Gray may compete with local independent operators, regional operators and multi-region operators as well as property owners and property management companies who self-operate their laundry facilities. We devote substantial resources to our sales efforts and are focused on continued innovation in order to distinguish us from our competitors.

On October 21, 2011, we redeemed $50,000 of our senior notes using approximately $51 million of availability under the revolver portion of its senior credit agreement.  The redemption price for the notes was 102.542%. Under the terms of its credit agreement, Mac-Gray will pay an interest rate of LIBOR plus a spread of between 2% and 2.5% on the funds borrowed to redeem the notes. If there is not a significant change in LIBOR, we expect the cash payback on this strategy to be approximately six to eight months.

The Company’s Board of Directors declared a dividend of $0.55 per share payable on October 1, 2011 to stockholders of record at the close of business on September 15, 2011. All dividends were paid and have been reflected in the current financial statements.

On February 5, 2010, the Company sold its MicroFridge® (Intirion Corporation) business to Danby Products. The following discussion excludes the financial results from our discontinued operations unless otherwise noted. Prior period results have been reclassified to conform to this presentation.

Results of Operations (Dollars in thousands)

Three and nine months ended September 30, 2011 compared to three and nine months ended September 30, 2010.

The information presented below for the three and nine months ended September 30, 2011 and 2010 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended September 30,
			Increase	%
	2010	2011	(Decrease)	Change
Laundry facilities management revenue	$73,882	$74,287	$405	1%
Commercial laundry equipment sales revenue	4,359	4,205	(154)	-4%
Total revenue from continuing operations	$78,241	$78,492	$251	0%

	For the nine months ended September 30,
			Increase	%
	2010	2011	(Decrease)	Change
Laundry facilities management revenue	$226,417	$228,435	$2,018	1%
Commercial laundry equipment sales revenue	11,868	10,939	(929)	-8%
Total revenue from continuing operations	$238,285	$239,374	$1,089	0%

Revenue

Total revenue increased by $251, or less than 1%, to $78,492 for the three months ended September 30, 2011 compared to $78,241 for the three months ended September 30, 2010. Total revenue increased by $1,089, or less than 1%, to $239,374 for the nine months ended September 30, 2011 compared to $238,285 for the nine months ended September 30, 2010.

Laundry facilities management revenue.  Laundry facilities management revenue increased by $405, or less than 1%, to $74,287 for the three months ended September 30, 2011 compared to $73,882 for the three months ended September 30, 2010. Laundry facilities management revenue increased by $2,018, or 1%, to $228,435 for the nine months ended September 30, 2011 compared to $226,417 for the nine months ended September 30, 2010. The Company has undertaken a comprehensive review of vend prices in certain markets and has instituted vend increases where appropriate.  The increase in revenue is attributable in part to this program. The increase in revenue is also the result of the net increased usage of the Company’s equipment in the markets in which the Company conducts business which the Company believes is due to apartment occupancy rates improving in some of our markets.  The occupancy rates in the type of multi-family apartments in which we operate have begun to improve but at a slower rate than the overall national average. We expect occupancy rates below historical norms to continue to have a negative impact on our facilities management business in several of our markets in the near term but to a lesser extent than it has in the recent past.  We continue to track the change in revenue month over month and quarter over quarter in our markets to better understand the revenue trend for our multi-family housing customers. This analysis is used to enable us to respond to changing trends in different geographic markets and to enable us to better allocate capital spending.

Commercial laundry equipment sales.  Revenue in the commercial laundry equipment sales business decreased by $154, or 4%, to $4,205 for the three months ended September 30, 2011 compared to $4,359 for the three months ended September 30, 2010. Revenue in the commercial laundry equipment sales business decreased by $929, or 8%, to $10,939 for the nine months ended September 30, 2011 compared to $11,868 for the nine months ended September 30, 2010.  Sales in the commercial laundry equipment sales business are sensitive to the strength of the local economy, the availability and cost of financing to small businesses, consumer confidence, and local permitting and therefore, tend to fluctuate significantly from period to period.  The continued weak economy and high unemployment rate continue to discourage our potential customers from committing to capital investments. These factors challenge our ability to maintain or grow our revenue from laundry equipment sales in the near term.

Cost of revenue

Cost of laundry facilities management revenue.  Cost of laundry facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing equipment and costs of collecting, counting, and depositing facilities management revenue. Cost of laundry facilities management revenue increased by $1,165, or 2%, to $52,004 for the three months ended September 30, 2011 as compared to $50,839 for the three months ended September 30, 2010. Cost of laundry facilities management revenue increased by $2,727, or 2%, to $157,560 for the nine months ended September 30, 2011 as compared to $154,833 for the nine months ended September 30, 2010.  As a percentage of laundry facilities management revenue, cost of laundry facilities management revenue was 70% and 69% for the three months ended September 30, 2011 and 2010, respectively, and 69% and 68% for the nine months ended September 30, 2011 and 2010, respectively. Laundry facilities management rent increased 2.2% and 1.3% for the three and nine months ended September 30, 2011 compared to the corresponding periods in 2010, directly attributable to the increase in facilities management revenue. Laundry facilities management rent as a percentage of laundry facilities management revenue was 49.0 % and 48.2% for the three months ended September 30, 2011 and 2010, respectively. Laundry facilities management rent as a percentage of laundry facilities management revenue was 48.8% and 48.6% for the nine months ended September 30, 2011 and 2010, respectively. Laundry facilities management rent can be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the laundry facilities management rent, as a function of laundry facilities management revenue, can vary. Other costs of laundry facilities management revenue increased by $393, or 2.6%, to $15,591 for the three months ended September 30, 2011 compared to $15,198 for the three months ended September 30, 2010. Other costs of laundry facilities management revenue increased by $1,296, or 2.9%, to $46,045 for the nine months ended September 30, 2011 compared to $44,749 for the nine months ended September 30, 2010. The increase in operating expenses for the three months ended September 30, 2011 compared to the same period in 2010 is attributable to cost increases associated with our fleet of vehicles, primarily fuel.  The increase was offset, in part, by a reduction in the use of outside services and a reduction in occupancy costs.  The increase in operating expenses for the nine months ended September 30, 2011 compared to the same period in 2010 is also attributable to cost increases associated with our fleet of vehicles and increased personnel costs.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations decreased by $1,119, or 10%, to $10,568 for the three months ended September 30, 2011 as compared to $11,687 for the three months ended September 30, 2010. Depreciation and amortization related to operations decreased by $1,750, or 5%, to $32,512 for the nine months ended September 30, 2011 as compared to $34,262 for the nine months ended September 30, 2010.The decrease in depreciation and amortization for the three and nine months ended September 30, 2011 as compared to the same period in 2010 is attributable to the Company’s decision, in the past two years, to closely manage capital investment in light of the recent uncertain economy. We have begun to increase our capital spending and expect depreciation expense to begin to increase. The fact that much of the equipment we acquired as part of acquisitions we made in recent years was assigned a shorter average life than that assigned to new capital investment and is now fully depreciated has also contributed to lower depreciation expense.

Cost of laundry equipment sales.  Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment, and parts and supplies sold, as well as salaries, warehousing and distribution expenses.  Cost of commercial laundry equipment sales decreased by $213, or 6%, to $3,144 for the three months ended September 30, 2011 as compared to $3,357 for the three months ended September 30, 2010. Cost of commercial laundry equipment sales decreased by $746, or 8%, to $8,722 for the nine months ended September 30, 2011 as compared to $9,468 for the nine months ended September 30, 2010. As a percentage of sales, cost of product sold was 75% and 77% for the three months ended September 30, 2011 and 2010, respectively, and 80% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in cost of sales for the three and nine months ended September 30, 2011 compared to the same periods ending

September 30, 2011 is a direct result of the decrease in revenue.  Operating expenses were essentially unchanged in total. The gross margin in the commercial laundry equipment sales business unit was 25% and 23% for the three months ended September 30, 2011 and 2010, respectively, and 20% for the nine months ended September 30, 2011 and 2010, respectively. The fluctuation in gross margins in the three months ended September 30, 2011 compared to the same period in 2010 is due primarily to product mix.

Operating expenses

General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs.  General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs decreased by $153, or 2%, to $8,207 for the three months ended September 30, 2011 as compared to $8,360 for the three months ended September 30, 2010. General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs increased by $652, or 3%, to $25,866 for the nine months ended September 30, 2011 as compared to $25,214 for the nine months ended September 30, 2010. As a percentage of total revenue, these expenses were 10% and 11% for the three months ended September 30, 2011 and 2010, respectively, and 11% for the nine months ended September 30, 2011 and 2010. The decrease in expenses for the three months and increase for the nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 is the net impact of changes in expenses incurred in several categories including personnel related expenses, professional fees and outside services.

Gain on sale of assets

The gains of $170 and $208 in the nine months ended September 30, 2011 and 2010, respectively, are from the sale of vehicles and other fixed assets in the normal course of business.

Income from continuing operations

Income from continuing operations increased by $489, or 12%, to $4,582 for the three months ended September 30, 2011 compared to $4,093 for the three months ended September 30, 2010 and increased by $168, or 1%, to $14,884 for the nine months ended September 30, 2011 compared to $14,716 for the nine months ended September 30, 2010 due primarily to the cumulative effect of the reasons discussed above.

Interest expense, including the change in the fair value of non-hedged derivative instruments

Interest expense, including the change in the fair value of non-hedged derivative instruments, increased by $773, or 29%, to $3,463 for the three months ended September 30, 2011, as compared to $2,690 for the three months ended September 30, 2010. This increase was the net of a $1,044 decrease in the unrealized gain on interest rate contracts that do not qualify for hedge accounting and a $271 decrease in interest on debt.  Interest expense, including the change in the fair value of non-hedged derivative instruments, increased by $854, or 10%, to $9,506 for the nine months ended September 30, 2011, as compared to $8,652 for the nine months ended September 30, 2010. This increase was the net of a $2,325 decrease in the unrealized gain on interest rate contracts that do not qualify for hedge accounting and a $1,471 decrease in interest on debt.  Interest expense, excluding the change in fair value of non-hedged derivative instruments, was $3,508 and $3,779 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $271 or 7%.  Interest expense, excluding the change in fair value of non-hedged derivative instruments, was $9,993 and $11,464 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $1,471 or 13%. The decreases in interest on debt are primarily attributable the expiration of two derivative instruments at December 31, 2010 which were at interest rates above current rates. The decrease in interest expense was also the result of favorable interest rates and the continued reduction in debt by the Company.

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

During the first quarter of 2010 the Company no longer qualified for hedge accounting treatment for one of its interest rate swap agreements.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost must be reclassified as an earnings charge through the maturity date of the derivative.  This charge amounted to $100 and $199 for the three months ended September 30, 2011 and 2010, respectively, and $371 and $1,083 for the nine months ended September 30, 2011 and 2010, respectively. The remaining balance of $230 associated with this interest rate swap, and included in Accumulated Other Comprehensive Loss, will be charged against income through the maturity date of the interest rate swap agreement on April 1, 2013.

Provision for income taxes

The provision for income taxes decreased by $62 to $515 for the three months ended September 30, 2011 compared to the provision for income taxes of $577 for the three months ended September 30, 2010. The provision for income taxes decreased by $333 to $2,204 for the nine months ended September 30, 2011 compared to the provision for income taxes of $2,537 for the nine months ended September 30, 2010. The decrease is the result of the decrease in pre-tax income to $1,119 and $5,378 for the three and nine months ended September 30, 2011, respectively, compared to the pre-tax income of $1,403 and $6,064 for the three and nine months ended September 30, 2010, respectively. The effective tax rate decreased to 41.0% from 41.8% for the nine months ended September 30, 2011, compared to the same period in 2010. The changes in the effective rate for the three and nine months ended September 30, 2011 are the result of the relative impact of permanent differences due to changes in estimated pretax annual profits, principally a result of charges that will occur in the fourth quarter related to the redemption of the senior notes.

Income from continuing operations, net

As a result of the foregoing, income from continuing operations, net decreased by $222 to $604 for the three months ended September 30, 2011 compared to $826 for the same period ended September 30, 2010. Income from continuing operations, net decreased by $353 to $3,174 for the nine months ended September 30, 2011 compared to $3,527 for the same period ended September 30, 2010.

Income from discontinued operations, net

Income from discontinued operations, net, excluding loss on disposal was $44 for the nine months ended September 30, 2010.  The Company sold its MicroFridge®( Intirion Corporation) business on February 5, 2010.

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

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving credit facility described below. Capital requirements for the year ending December 31, 2011, including contract incentive payments, are currently expected to be between $33,000 and $36,000.  In the nine months ended September 30, 2011, spending on capital expenditures was $ 22,026 and contract incentives was $2,588. The capital expenditures for 2011 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

We historically have not needed sources of financing other than our internally generated cash flow and revolving credit facilities to fund our working capital, capital expenditures and smaller acquisitions. As a result, we anticipate that our cash flow from operations and revolving credit facilities will be sufficient to meet our anticipated cash requirements for at least the next twelve months including the impact that the redemption of the senior notes will have on our revolving credit facilities.  However, we may require external sources of financing for any significant future acquisitions.  Further, our senior secured credit facilities mature in April 2013 and our senior notes mature in August 2015.  We anticipate that we will need to refinance some portion of our indebtedness or otherwise amend the terms when they reach maturity.

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

For the nine months ended September 30, 2011, our source of cash was primarily from operating activities. Our primary uses of cash for the nine months ended September 30, 2011 were the purchase of new laundry equipment, the reduction of debt, and the payments of dividends. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, debt service, and capital expenditures.

Our senior secured credit agreement (the “Secured Credit Agreement”) provides that we may borrow up to $149,500 in the aggregate, including $19,500 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver.  The Term Loan requires quarterly principal payments of $750 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $15,750 due on April 1, 2013. The Secured Credit Agreement also provides for Bank of America, N. A. to make swingline loans to us of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions, the Secured Credit Agreement gives the Company the option to establish additional term and/or revolving credit facilities thereunder, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

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

Under the Secured Credit Agreement, we are subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds.  We were in compliance with these and all other financial covenants at September 30, 2011.

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

As of September 30, 2011, there was $40,773 outstanding under the Revolver, $19,500 outstanding under the Term Loan and $1,380 in outstanding letters of credit.  The available balance under the Revolver was $87,847 at September 30, 2011. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at September, 2010 and 2011 were 7.03% and 5.71%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt.

On August 16, 2005, we issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. A portion of the senior notes are tied to an interest rate swap agreement.  After taking the swap agreement into effect, the average interest rates on the senior notes at September 30, 2010 and 2011 was 5.86% and 7.63%, respectively.  The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay down senior bank debt.  The market value of these notes approximates book value at September 30, 2011.

The Company has the option to redeem all or a portion of the senior notes at the redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed, during the 12-month period commencing on August 15 of the years set forth below:

Remdemption
Period	Price
2011	102.542%
2012	101.271%
2013 and thereafter	100.000%

On October 21, 2011, the Company redeemed $50,000 of its senior notes by utilizing $51,271 of availability under its revolving credit facility.  As the revolving credit facility has a maturity date greater than one year and is presented within long term debt at September 30, 2011, the company has classified the $50,000 of the senior notes as a long term liability at September 30, 2011.

The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. We were in compliance with these and all other financial covenants at September 30, 2011.

The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries, and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at September 30, 2011.

Operating Activities

For the nine months ended September 30, 2011 and 2010, net cash flows provided by operating activities were $36,101 and $34,865, respectively. Cash flows from operations consists primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and general, administration, sales and marketing expenses. The most significant changes to cash flows for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 are an increase in prepaid facilities management rent and other assets in 2011 compared to decrease in 2010 and an increase in accounts payable, accrued facilities management rent, accrued expenses and other liabilities in 2011 compared to a decrease in 2010. These accounts are subject to normal fluctuations period to period.  Non-cash derivative interest income declined in 2011 compared to 2010 due to the change in mark to market values of our interest derivatives that do not qualify for hedge accounting.

Investing Activities

For the nine months ended September 30, 2011 and 2010, net cash flows used in investing activities were $21,795 and $8,015, respectively.  Capital expenditures for the nine months ended September 30, 2011 and 2010 were $22,026 and $16,750, respectively, primarily for the acquisition of laundry equipment for new and renewed lease locations.  Cash flows of $8,274 in the nine months ended September 30, 2010 provided by investing activities consist of the proceeds from the sale of Intirion Corporation.

Financing Activities

For the nine months ended September 30, 2011 and 2010, net cash flows used in financing activities were $14,385 and $35,446, respectively. Cash flows used in financing activities consist of net reductions in bank borrowings and for the nine months ended September 30, 2010 include the $8,000 reduction in the Term Loan from the proceeds of the sale of Intirion Corporation and the payments of cash dividends.  Cash flows provided by financing activities consist of proceeds from the exercise of options and the issuance of stock through the employee stock purchase program.

The Company has entered into standard International Swaps and Derivatives Association, or ISDA, interest rate Swap Agreements to manage the interest rate associated with our senior credit facilities. For a description of our interest rate Swap Agreements see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of September 30, 2011 is as follows:

				Interest on
Fiscal	Long-term		Interest on	variable rate	Facilites rent	Capital lease	Operating lease
Year	debt		senior notes (2)	debt (1)	commitments	commitments	commitments	Total
2011(three months)	$750	(3)	$—	$1,423	$4,169	$329	$880	$7,551
2012	3,000		7,625	6,254	16,323	1,182	3,264	$37,648
2013	106,523		7,625	1,521	13,258	921	2,651	$132,499
2014	—		7,625	—	10,192	495	2,353	$20,665
2015	100,000		7,625	—	7,379	32	2,031	$117,067
Thereafter	—		—	—	17,938	—	527	$18,465
Total	$210,273		$30,500	$9,198	$69,259	$2,959	$11,706	$333,895

(1)	Interest is calculated using the Company’s average interest rate at September 30, 2011.
(2)	Reflects the redemption of the $50,000 in senior notes on October 21, 2011.
(3)

The redemption of the $50,000 in senior notes discussed in Note 2, Long-Term Debt, is not reflected in the 2011 payments amount as the $50,000 was borrowed from our revolving credit facility and is due at maturity on April 1, 2013.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings and the change in fuel prices. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at September 30, 2011.

(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Variable rate	$750	$3,000	$106,523	$—	$—	$—	$110,273
Average interest rate	5.71%	5.71%	5.71%	—	—	—	5.71%

We have entered into standard International Swaps and Derivatives Association interest rate swap agreements to manage the interest rate associated with our debt. The interest rate Swap Agreements effectively convert a portion of our variable rate debt to a long-term fixed rate. Under these agreements, we receive a variable rate of LIBOR plus a markup and pay a fixed rate.

The Company also entered into an interest rate swap agreement to manage the interest rate associated with its senior unsecured notes. This interest rate swap agreement converted a portion ($100 million) of our fixed rate senior unsecured notes to a variable rate. Under this interest rate swap agreement the Company received a fixed rate of 7.625% and paid a variable rate of LIBOR plus the applicable margin charged by the banks. This interest rate swap agreement had an associated call feature that allowed the counterparty to terminate this agreement at their option. On July 22, 2011 the counterparty exercised their right to terminate this agreement effective August 21, 2011. The Company received proceeds from this termination in the amount of $2,542.  This amount is reflected in the operating section of the Cash Flow Statement.

In December 2010 the Company entered into a fuel commodity derivative to manage the fuel cost of its fleet of vehicles. The derivative is effective April 1, 2011 and expires December 31, 2011.  The derivative has a monthly notional amount of 80 thousand gallons from April 1, 2011 through December 31, 2011 for a total notional amount of 720 thousand gallons.  The Company has a put price of $3.015 per gallon and a strike price of $3.50 per gallon. On September 23, 2011 the Company entered into additional fuel commodity derivative. This derivative has a monthly notional amount of 85 thousand gallons and is effective from January 1, 2012 through December 31, 2012 for a total notional amount of 1.02 million gallons. The Company has a put price of $3.205 per gallon and a strike price of $3.70 per gallon. The Company recognized a non-cash unrealized loss of $255 and $133 for the three and nine months ended September 30, 2011, respectively, on these fuel commodity derivatives as a result of the change in the fair value.

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

During the first quarter of 2010 we no longer qualified for hedge accounting treatment for one of our interest rate swap agreements. Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time the hedge accounting was lost must be reclassified as an earnings charge through the maturity date of the derivative. This charge amounted to $100 and $371 for the three and nine months ended September 30, 2011 compared to $199 and $1,083 for the three and nine months ended September 30, 2010, respectively. The remaining balance of $230 associated with this interest rate swap and included in Accumulated Other Comprehensive Loss will be charged against income through the maturity date of the interest rate swap agreement on April 1, 2013.

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

Depending on fluctuations in the LIBOR, our interest rate exposure and the related impact on interest expense and net cash flow may increase or decrease. The counter party to the interest rate Swap Agreements exposes us to credit loss in the event of non-performance; however, nonperformance is not anticipated.  The fair value of an interest rate Swap Agreement is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At September 30, 2011, the fair value of the interest rate Swap Agreements was a liability of $2,592.  This amount has been included in other liabilities on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2011 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAC-GRAY CORPORATION
November 4, 2011	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)