Form 10-K
period 2011-12-31
MAC-GRAY CORP
filed 2012-03-09
CIK 1038280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2011 was $151,704,554

         As of March 7, 2012, 14,470,435 shares of common stock of the registrant, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrants' Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2012, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report. Such Proxy Statement shall not be deemed to be "filed" as part of this Annual Report on Form 10-K, except for those parts therein which have been specifically incorporated by reference herein.

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

        We derive our revenue principally as a laundry facilities management contractor for the multi-unit housing industry. We manage laundry rooms under long-term leases with property owners, property management companies and colleges and universities. We refer to these leases as "laundry leases", or "management contracts," and this business as "laundry facilities management business." In 2011, 95% of our consolidated revenue from continuing operations was derived from our laundry facilities management business. As of December 31, 2011, our laundry facilities management business had revenue-generating laundry equipment operating in 43 states and the District of Columbia.

        Our commercial laundry equipment sales business sells commercial laundry equipment manufactured by Whirlpool Corporation, Dexter Laundry Company, American Dryer Corporation, and Primus Laundry Company. This business sells commercial laundry equipment primarily to retail laundromats, hotels and similar institutional users that operate their own on-premise laundry facilities.

        On February 5, 2010, we sold our MicroFridge ® (Intirion Corporation) business to Danby Products. The following discussion excludes the financial results from discontinued operations unless otherwise noted. The results from all prior periods have been reclassified to conform to this presentation.

Laundry Facilities Management Business

        For the years ended December 31, 2010 and 2011, our laundry facilities management business accounted for approximately 95% of our total revenue from continuing operations, and 95% of our gross margin from continuing operations. Through our laundry facilities management business, we act as a laundry facilities management contractor with property owners or managers. We lease space within a property, in some instances improve the leased space with flooring, ceilings and other improvements ("betterments") and then install and service the laundry equipment and collect the payments. The property owner or manager is usually responsible for maintaining, cleaning, and securing the premises and payment of utilities. Under long-term leases, we typically receive the exclusive right to provide and service laundry equipment within a multi-unit housing property in exchange for a negotiated percentage of the total revenue collected. We refer to this percentage as "facilities management rent." In each of the past five years, we have retained between 96% and 97% of our equipment base per year. Our gross additions to our equipment base for the years ended December 31, 2010 and 2011 through internally generated growth equaled 2% and 3%, respectively. Our additions, net of lost business, were -2% and -1% for the years ended December 31, 2010 and 2011, respectively. The equipment base not retained is primarily attributable to contracts the Company has chosen not to renew due to unacceptable profit margins (including some acquired contracts that did not meet our performance criteria) and to a lesser degree, to property owners who chose to self-operate. We believe that our ability to maintain the relative size of our equipment base is indicative of our service of, and attention to, property owners and managers. We also provide our customers with proprietary technologies such as LaundryView™, LaundryLinx™, ChangePoint™ and our Client Resource Center, and we continue to invest in research and development of such technologies. We generally have the ability to set and adjust the vend pricing for our equipment based upon local market conditions.

        We have centralized administrative and marketing operations at our corporate headquarters in Waltham, Massachusetts. We also operate sales and/or service centers in Alabama, Arizona (two locations), Colorado, Connecticut, Florida (two locations), Georgia, Illinois, Louisiana, Maine, Maryland, Massachusetts, New Jersey, New Mexico, New York (two locations), North Carolina, Oregon, Tennessee (two locations), Texas (three locations), Utah, Virginia, and Washington.

        We also generate revenue by leasing equipment to laundry customers who choose neither to purchase equipment nor to become a laundry facilities management customer, but instead wish to maintain their own laundry rooms. This leasing business generated revenue of approximately $5 million for each of the years ended December 31, 2010 and 2011, and is included in the laundry facilities management business.

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

        Customers.    As of February 15, 2012, we provided laundry equipment and related services to laundry rooms located in 43 states throughout the continental United States and the District of Columbia. For the year ended December 31, 2011, no customer contract accounted for more than 1% of our laundry facilities management revenue. We serve customers in multi-unit housing facilities, including apartment buildings, college and university residence halls, condominiums, public-housing complexes and hotels and motels.

        Seasonality.    We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 14% of the laundry facilities management revenue for 2011. Academic facilities management revenue is derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, during the third calendar quarter when most colleges and universities are not in session, the Company increases its operating and capital expenditures when it has its greatest product installation activities in the college market.

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

Commercial Laundry Equipment Sales Business

        Through our commercial laundry equipment sales business, we are a distributor for several commercial laundry equipment manufacturers, primarily Whirlpool. We do not manufacture any of the commercial laundry equipment that we sell. As an equipment distributor, we sell commercial laundry equipment to public retail laundromats, as well as to the multi-unit housing industry. In addition, we sell commercial laundry equipment directly to institutional purchasers, such as hotels, for use in their own on-premise laundry facilities. We are certified by the manufacturers to service the commercial laundry equipment that we sell. Installation and repair services are provided on an occurrence basis, not on a contractual basis. Related revenue is recognized at the time the installation service, or other service, is provided to the customer. For each of the years ended December 31, 2010 and 2011, our commercial laundry equipment sales business accounted for approximately 5% of our total revenue.

Employee Base

        As of February 1, 2012, the Company employed 857 full-time employees. No employee is covered by a collective bargaining agreement and the Company believes that its relationship with its employees is good.

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

        Our laundry facilities management business, which provided 95% of our total revenue from continuing operations for the year ended December 31, 2011, is highly dependent upon the renewal of leases with property owners and property management companies. Approximately 84% of our leases have a weighted average remaining life of four years. In the next seven years, 8% to 10% of our laundry room leases are up for renewal each year. We have traditionally relied upon exclusive, long-term leases with our customers, as well as frequent customer interaction and an emphasis on customer service, to assure continuity of financial and operating results. We cannot guarantee that in the future we will be able to establish long-term leases with new customers or renew existing long-term leases as they expire on favorable terms, or at all.

        Failure by us to continue to establish long-term leases with new customers, or to successfully renew existing long-term leases as they expire, could have a material adverse effect on our business, results of operations, cash flows and financial condition. Further, approximately 10% of our equipment is not subject to leases, or customers have the right to terminate their lease with us at their option. Failure to retain these customers could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

  •
  inflation, economic recessions, and increases in the unemployment rate;

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

Our system of internal control over financial reporting may not be adequate and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires a reporting company such as ours to, among other things, annually assess its internal control over financial reporting, and evaluate and disclose changes in its internal control over financial reporting quarterly. If we are not able to achieve and maintain adequate compliance, or our independent auditors are not able to certify as to the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our system of internal control and the hiring of additional personnel. Any such action could adversely affect our results of operations and financial condition.

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

        We own or license several registered and unregistered trademarks, including Mac-Gray®, Web®, Hof™, Automatic Laundry Company™, Intelligent Laundry®, LaundryView®, LaundryLinx™, PrecisionWash™, TechLinx™, VentSnake™, LaundryAudit™, e-issues™, Change Point® , The Campus Clothes Line®, Digital Laundry is here. ®, Life Just Got Easier®, and The Laundry Room Experts® that we use in the marketing and sale of our products. However, the degree of protection that these trademarks afford us is unknown and these trademarks may expire or be terminated. In the event that someone infringes on or misappropriates our trademarks, the brand images and reputation that we have developed could be damaged, which could have a material adverse effect on our business, results of operations and financial condition.

We face risks relative to our information technology

        Our continued ability to market our technology as a differential is contingent on our ability to protect our technology from interference or disruption by third parties. Interference with our technology could affect our ability to record transactions and collect revenue. Our ability to continue to differentiate ourselves may be limited if our competitors develop technology similar to ours.

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

        The Company assesses goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may be impaired. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and the Company's market capitalization relative to its book value. The Company evaluated its goodwill for impairment as of December 31, 2011 and determined there was no impairment. The goodwill impairment review consists of a two-step process of first assessing the fair value and comparing to the carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, we would proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. Any such impairment loss would be recognized in the Company's results of operations in the period the impairment loss arose. Any charge could have a significant negative effect on our reported earnings. In addition, our financial results could be negatively impacted by the application of existing and future accounting policies or interpretations of existing accounting policies.

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

        As of December 31, 2011, our directors, executive officers, and certain of our stockholders related to such persons and their affiliates beneficially owned in the aggregate approximately 31.2% of the outstanding shares of our common stock (See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters" below). This percentage ownership does not include options to purchase 1,454,978 shares of our common stock held by some of these persons, which options were exercisable at, or within 60 days subsequent to, December 31, 2011. If all of these options had been exercised as of December 31, 2011, then these stockholders and their affiliates would have beneficially owned 37.4% of the outstanding shares of our common stock. Additionally, we are party to a stockholders' agreement with some of these stockholders that gives them rights of first offer to purchase shares of our common stock offered for sale by another stockholder party thereto (See Item 13, "Certain Relationships and Related Transactions" below.) As a result of this concentration in ownership, should these stockholders act together, they have the ability to influence the outcome of the election of directors and all other matters requiring approval by stockholders. Circumstances may arise in which the interests of these stockholders could be in conflict with the interests of other stockholders.

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

Item 1B.    Unresolved SEC Staff Comments.

        None.

Item 2.    Properties.

        Mac-Gray leases approximately 32,000 square feet in Waltham, Massachusetts that it uses as its corporate headquarters and which houses the Company's administrative and central services. At December 31, 2011, Mac-Gray leased the regional facilities listed below, which are largely operated as sales and service facilities, although limited administrative functions are also performed at many of them. Mac-Gray also leases storage facilities at various locations.

Location	Approximate Square Footage	Expiration Date
Albany, New York	1,500	7/2012
Albuquerque, New Mexico	6,600	8/2015
Beltsville, Maryland	22,432	8/2012
Buda, Texas	7,000	7/2015
Carlstadt, New Jersey	17,094	5/2015
Charlotte, North Carolina	10,640	3/2013
Cheekatowaga, New York	10,000	9/2015
Chesapeake, Virginia	6,430	7/2013
College Station, Texas	1,250	12/2012
Colorado Springs, Colorado	4,800	5/2013
Denver, Colorado	21,688	3/2013
East Hartford, Connecticut	14,900	5/2013
El Paso, Texas	6,250	3/2017
Eugene, Oregon	2,500	12/2013
Euless, Texas	10,000	4/2012
Grand Junction, Colorado	3,575	5/2013
Gurnee, Illinois	12,000	7/2012
Hollywood, Florida	16,494	9/2015
Houston, Texas	10,687	11/2012
Jessup, Maryland	20,070	9/2019
Lake City, Florida	1,125	11/2013
Lithia Springs, Georgia	10,675	2/2016
Lynnwood, Washington	17,467	6/2013
Madison, Tennessee	17,625	4/2017
Mansfield, Massachusetts	2,000	5/2016
Memphis, Tennessee	11,250	10/2014
Metairie, Louisiana	4,000	4/2013
Oklahoma City, Oklahoma	2,250	11/2012
Orlando, Florida	2,100	12/2012
Pelham, Alabama	9,000	4/2013
Phoenix, Arizona	25,920	8/2015
Portland, Oregon	10,000	5/2016
Riverview, Florida	17,518	4/2017
Salt Lake City, Utah	6,675	6/2013
Syracuse, New York	8,400	10/2013
Tucson, Arizona	6,265	4/2014
Waltham, Massachusetts	32,000	11/2015
Westbrook, Maine	5,625	4/2017
Woburn, Massachusetts	40,000	2/2016

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "TUC."

        The following table sets forth the high and low sales prices for our common stock on the NYSE for the periods indicated.

	Year Ended December 31, 2010		Year Ended December 31, 2011
	High	Low	High	Low
First Quarter	$11.45	$8.59	$16.55	$14.01
Second Quarter	$12.63	$10.63	$16.98	$14.09
Third Quarter	$12.49	$10.01	$15.74	$11.29
Fourth Quarter	$16.00	$11.30	$15.00	$11.87

        As of March 6, 2012 there were 109 shareholders of record of our common stock.

        On February 5, 2010, the Company's Board of Directors approved the initiation of a quarterly dividend policy for its common stock. The Company had not previously paid dividends on any of its shares of capital stock. On January 20, 2011, the Company's Board of Directors approved an increase to the quarterly dividend policy to $0.055 per share ($0.22 per share on an annualized basis). The Company declared dividends of $0.055 per share payable on April 1, 2011, July 1, 2011, October 1, 2011 and January 3, 2012. All dividends were paid in 2011 and have been reflected in the current financial statements.

        On January 17, 2012, the Company's Board of Directors approved a 10% increase to the quarterly dividend policy to $0.0605 per share ($0.242 per share on an annualized basis).

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

	Years Ended December 31,
	2007(1)	2008(2)	2009	2010	2011
Statement of Income Data:
Revenue from continuing operations	$262,484	$327,229	$325,924	$320,011	$322,028
Cost of revenue	214,705	271,681	270,832	267,259	266,800

Gross Margin	47,779	55,548	55,092	52,752	55,228
Operating expenses:
General and administration	16,381	18,341	17,819	18,628	20,310
Sales and marketing	13,097	14,970	14,249	14,185	13,211
Depreciation and amortization(3)	772	777	724	657	765
Incremental costs of proxy contests	—	—	971	235	269
Gain on sale of assets, net	(302)	(69)	(648)	(262)	(200)

Total operating expenses	29,948	34,019	33,115	33,443	34,355

Operating income from continuing operations	17,831	21,529	21,977	19,309	20,873
Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs(3)	15,877	23,246	19,658	14,304	13,481
Loss on early extinguishment of debt	—	207	—	—	1,894

Income (loss) from continuing operations before income tax expense	1,954	(1,924)	2,319	5,005	5,498
Income tax expense (benefit)	707	(758)	1,278	2,176	2,222

Income (loss) from continuing operations, net	1,247	(1,166)	1,041	2,829	3,276
Income from discontinued operations, net	1,272	1,707	1,074	44	—
Loss from disposal of discontinued operation, net of tax of $384	—	—	—	(294)	—

Net income	$2,519	$541	$2,115	$2,579	$3,276

Earnings (loss) per share—basic—continuing operations	$0.09	$(0.09)	$0.08	$0.21	$0.23

Earnings (loss) per share—diluted—continuing operations	$0.09	$(0.09)	$0.07	$0.20	$0.22

Earnings (loss) per share—basic—discontinued operations	$0.10	$0.13	$0.08	$(0.02)	$—

Earnings (loss) per share—diluted—discontinued operations	$0.09	$0.13	$0.08	$(0.02)	$—

Earnings per share—basic	$0.19	$0.04	$0.16	$0.19	$0.23

Earnings per share—diluted	$0.18	$0.04	$0.15	$0.18	$0.22

Weighted average common shares outstanding—basic	13,209	13,346	13,529	13,797	14,234

Weighted average common shares outstanding—diluted	13,680	13,346	13,940	14,379	14,976

Cash dividend per common share	—	—	—	0.20	0.22

	Years Ended December 31,
	2007(1)	2008(2)	2009	2010	2011
Other Financial Data:
EBITDA from continuing operations(4)	$54,030	$67,456	$71,860	$67,433	$63,644
Adjusted EBITDA from continuing operations	$55,767	$69,467	$71,535	$66,214	$65,177
Depreciation and amortization(3)	$37,936	$47,938	$48,990	$46,670	$44,001
Amortization of deferred financing costs(3)	$719	$837	$876	$876	$836
Capital expenditures(5)	$26,711	$24,313	$21,341	$26,580	$27,523
Cash flows provided by operating activities from continuing operations	$43,202	$55,735	$60,720	$54,080	$53,519
Cash flows used in investing activites from continuing operations	$(72,944)	$(130,111)	$(20,074)	$(25,973)	$(27,240)
Cash flows provided by (used in) financing activities from continuing operations	$31,073	$79,887	$(37,883)	$(36,673)	$(25,411)
Balance Sheet Data (at end of period):
Working capital from continuing operations	$671	$(2,203)	$(11,038)	$(18,689)	$(19,762)
Long-term debt and capital lease obligations, including current portion	$208,521	$301,292	$263,868	$225,936	$202,828
Long-term debt and capital lease obligations, net of current portion	$207,169	$295,821	$258,325	$221,425	$198,638
Total assets	$383,537	$490,004	$464,276	$424,083	$409,699
Stockholders' equity	$97,844	$97,964	$104,535	$108,051	$113,814

(1)
Includes the results of operations of the Maryland laundry facilities management assets acquired on August 8, 2007 from Hof Service Company, Inc. for approximately $43,000.

(2)
Includes the results of operations of the western and southern region laundry facilities management assets acquired on April 1, 2008 from Automatic Laundry Company, Ltd. for approximately $116,000.

(3)
Certain prior period amounts in these line items have been reclassified to conform to current year presentation. Refer to Note 3, "Revision to Income Statement Presentation," in the Notes to the Consolidated Financial Statements for further information.

(4)
EBITDA from continuing operations is defined as income from continuing operations before income tax expense, depreciation and amortization expense and interest expense. EBITDA from continuing operations and Adjusted EBIDTA from continuing operations are included in this report because they are a basis upon which our management and Board of Directors assess our operating performance. EBITDA from continuing operations is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. The use of EBITDA from continuing operations instead of net income has limitations as an analytical tool, including the exclusion of interest expense and depreciation and amortization expense, which represent significant and unavoidable operating costs given the level of indebtedness and the capital expenditures needed to maintain our business. Management compensates for these limitations by relying primarily on our GAAP results and by using EBITDA from continuing operations only supplementally. Our management believes EBITDA from continuing operations is useful to investors because it helps enable investors to evaluate our business in the same manner as our management and because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. Our measure of EBITDA from continuing operations is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

(5)
Excludes $2,003, $1,774, $1,628, $2,421 and $414 in 2007, 2008, 2009, 2010 and 2011 respectively, of capital leases associated with vehicles acquired and used in the operation of the Company.

        The following is a reconciliation of income (loss) from continuing operations to EBITDA from continuing operations and EBITDA from continuing operations, as adjusted:

	Years Ended December 31,
	2007(1)	2008(2)	2009		2010		2011
Income (loss) from continuing operations, net	$1,247	$(1,166)	$1,041		$2,829		$3,276
Income (loss) from discontinued operations, net	1,272	1,707	1,074		(250)	(10)	—

Net income	$2,519	$541	$2,115		$2,579		$3,276

Net income (loss) from continuing operations	$1,247	$(1,166)	$1,041		$2,829		$3,276
Add:
Income tax expense (benefit)	707	(758)	1,278		2,176		2,222
Cost of revenue depreciation and amortization expense	37,164	47,161	48,266		46,013		43,236
Operating expense depreciation and amortization expense(11)	772	777	724		657		765
Amortization of deferred financing costs(11)	719	837	876		876		836
Interest expense, net(3)	13,421	20,605	19,675		14,882		13,309

EBITDA from continuing operations(4)	54,030	67,456	71,860		67,433		63,644
Add (Subtract):
Gain on sale of certain assets, net	—	—	(403)	(9)	—		—
Unrealized (gain) loss related to change in fair value of non-hedged interest rate derivative instruments(5)	1,737	1,804	(893)		(1,454)		(664)
Loss related to change in fair value of fuel commodity derivative instruments(6)	—	—	—		—		34
Loss on early extinguishment of debt(7)	—	207	—		—		1,894
Incremental costs of proxy contest(8)	—	—	971		235		269

Adjusted EBITDA from continuing operations(4)	$55,767	$69,467	$71,535		$66,214		$65,177

(1)
Includes the results of operations of the Maryland laundry facilities management assets acquired on August 8, 2007 from Hof Service Company, Inc. for approximately $43,000.

(2)
Includes the results of operations of the western and southern region laundry facilities management assets acquired on April 1, 2008 from Automatic Laundry Company, Ltd. for approximately $116,000.

(3)
Interest expense, net, does not include change in fair value of non-hedged derivative instruments or amortization of deferred financing costs.

(4)
EBITDA from continuing operations is defined as income from continuing operations before income tax expense, depreciation and amortization expense and interest expense. Adjusted EBITDA from continuing operations is EBITDA from continuing operations further adjusted to exclude the items described in the table above. We have excluded these items because we believe they are not reflective of our ongoing operating performance. EBITDA from continuing operations and Adjusted EBIDTA from continuing operations are included in this report because they are a basis upon which our management and Board of Directors assess our operating performance. EBITDA from continuing operations and Adjusted EBITDA from continuing operations are not measures of our liquidity or financial performance under GAAP and should not be considered as alternatives to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. The use of

  EBITDA from continuing operations and Adjusted EBITDA from continuing operations instead of net income has limitations as an analytical tool, including the exclusion of interest expense and depreciation and amortization expense, which represent significant and unavoidable operating costs given the level of indebtedness and the capital expenditures needed to maintain our business. Management compensates for these limitations by relying primarily on our GAAP results and by using EBITDA from continuing operations and Adjusted EBITDA from continuing operations only supplementally. Our management believes EBITDA from continuing operations and Adjusted EBITDA from continuing operations are useful to investors because they help enable investors to evaluate our business in the same manner as our management and because they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. Our measures of EBITDA from continuing operations and Adjusted EBITDA from continuing operations are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

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

(6)
Represents the un-realized loss on change in fair value of fuel commodity derivatives which do not qualify for hedge accounting treatment

(7)
The losses on early extinguishment of debt in 2008 resulted from a refinancing of our senior credit facility in 2008 and the loss on early extinguishment of debt in 2011 resulted from a partial early redemption of our senior notes and is not related to the performance of the Company's business. Each of the losses reflects only the unamortized cost of the prior bank financing which had been allocated to banks which did not participate in the replacement financing agreement as well as the premium paid to redeem a portion of our senior notes and a portion of the unamortized costs associated with entering into the senior notes in 2005.

(8)
Represents additional costs incurred for legal advice and proxy solicitation in response to proxy contests relating to the Company's 2009, 2010, and 2011 annual meetings.

(9)
Represents a pretax gain recognized in connection with the sale of a facility in Tampa, Florida on January 2, 2009.

(10)
Includes loss from disposal of discontinued operations of $294, net of tax.

(11)
Certain prior period amounts in these line items have been reclassified to conform to current year presentation. Refer to Note 3, "Revision to Income Statement Presentation," in the Notes to the Consolidated Financial Statements for further information.

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

Overview

        Mac-Gray was founded in 1927 and re-incorporated in Delaware in 1997. We derive our revenue principally as a laundry facilities management contractor for the multi-unit housing industry. We also derive revenue through the sales of commercial laundry equipment primarily to public retail laundromats, as well as to the multi-unit housing industry. In addition, we sell commercial laundry equipment directly to institutional purchasers such as hotels, for use in their own on-premise laundry facilities. Our core business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base and predictable capital needs. For the years ended December 31, 2010 and 2011, our total revenue was $320,011 and $322,028, respectively. Approximately 95% of our total revenue for these periods was generated by our laundry facilities management business. We generate laundry facilities management revenue primarily through long-term leases with property owners or property management companies granting us the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties, in exchange for a negotiated portion of the revenue we collect. As of December 31, 2011, approximately 84% of our installed equipment base was located in laundry facilities subject to long-term leases, with a weighted average remaining term of approximately four years. Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card- and coin-operated systems, incentive payments to property owners or property management companies and/or expenses to refurbish laundry facilities. Our capital expenditures consist of a large number of relatively small amounts associated with our entry into or renewal of leases. Accordingly, our capital needs are predictable and largely within our control. For the years ended December 31, 2010 and 2011, we incurred $26,580 and $27,523 of capital expenditures, respectively. In addition, we make incentive payments to property owners and property management companies to secure our lease arrangements. We paid $3,045 and $3,607 in incentive payments in the years ended December 31, 2010 and 2011, respectively.

        In addition, through our commercial laundry equipment sales business, we generate revenue by selling commercial laundry equipment. For the years ended December 31, 2010 and 2011, our commercial laundry equipment sales business accounted for approximately 5% of our total revenue and 5% of our gross margin for the years ended December 31, 2010 and 2011. We anticipate that tight credit markets for our customers will continue to challenge our ability to maintain or grow our revenue from laundry equipment sales.

        Our financial objective is to maintain and enhance profitability by retaining existing customers, adding customers in areas in which we currently operate, selectively expanding our geographic footprint and density through acquisitions, and controlling costs. One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. We experience competition from other industry participants, including national, regional and local laundry facilities management operators and from property owners and property management companies who self-operate their laundry facilities. We devote substantial resources to our marketing and sales efforts and we focus on continued innovation in order to distinguish us from competitors. Apartment vacancy rates pose an additional challenge. We have begun to see some improvement in vacancy rates; however we expect vacancy rates above the historical norm to continue to have a negative impact, but to a lesser extent than in prior years, on our laundry facilities management business in 2012. Approximately 8% to 10% of our laundry room leases are up for renewal each year. Over the past five calendar years, we have been able to retain, on average, approximately 96% of our total installed equipment base each year. Gross additions to our equipment base for each of the years ended December 31, 2010 and 2011 through internally generated growth equaled 2% and 3%, respectively. Our additions, net of lost business, were -2% for the year ended December 31, 2010 and -1% for the year ended December 31, 2011. The equipment base not retained is primarily attributable to contracts we have chosen not to renew due to unacceptable profit margins, (including some acquired contracts that did not meet our performance criteria,) and to a lesser degree, to property owners who chose to self-operate.

        In 2010, we entered into an interest rate swap agreement to manage the interest rate risk associated with our debt. This swap agreement included an associated call feature that allows the counterparty to terminate this agreement at their option. On July 22, 2011 the counterparty exercised their right to terminate this agreement effective August 21, 2011. The Company received proceeds from this termination in the amount of $2,542. This amount is reflected in the operating section of the Consolidated Statements of Cash Flows.

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

        On December 21, 2011, the Company's Board of Directors authorized a share repurchase program under which the Company is authorized to purchase up to an aggregate of $2,000 of its common stock.

        On January 17, 2012, the Company's Board of Directors approved a 10% increase to the quarterly dividend policy to $0.0605 per share ($0.242 per share on an annualized basis).

        On February 29, 2012, the Company entered into an Amended and Restated Senior Secured Credit Agreement ("2012 Credit Agreement") with a syndicate of financial institutions, as lenders, Bank of America, N.A., as Administrative Agent and Collateral Agent , Wells Fargo Bank, National Association, as Syndication Agent, and RBS Citizens, N.A. and TD Banknorth, NA, as Co-Documentation Agents. For further information regarding the 2012 Credit Agreement, see "Financing Activities" below.

        On February 29, 2012, the Company issued a notice to redeem $100,000 of its senior notes effective March 30, 2012. On the effective date, the Company will redeem $100,000 of its senior notes, which will constitute a full redemption of the notes, by utilizing $103,495 of availability under the 2012 Credit Agreement.

Results of Continuing Operations (Dollars in thousands, except per share data)

        On February 5, 2010, we sold our MicroFridge® (Intirion Corporation) business to Danby Products. The following discussion excludes the financial results from discontinued operations unless otherwise noted. The information presented below for the years ended December 31, 2010 and 2011 is derived from our consolidated financial statements and related notes included in this report.

Revenue from continuing operations

	2010	2011	Increase (Decrease)	% Change
Laundry facilities management revenue	$304,040	$306,919	$2,879	1%
Commercial laundry equipment sales	15,971	15,109	(862)	-5%

Total revenue from continuing operations	$320,011	$322,028	$2,017	1%

Fiscal year ended December 31, 2011 compared to fiscal year ended December 31, 2010

        Total revenue increased by $2,017 or 1%, to $322,028 for the year ended December 31, 2011 compared to $320,011 for the year ended December 31, 2010.

        Laundry facilities management revenue.    Laundry facilities management revenue increased by $2,879, or 1%, to $306,919 for the year ended December 31, 2011 compared to $304,040 for the year ended December 31, 2010. The increase in revenue is attributable to our vend increase program, our ability to add new contracts partially offsetting lost or non-renewed contracts and a decrease in vacancy rates in some markets. While we have begun to see some decrease in vacancy rates, we expect vacancy rates above the historical norm to continue to have a negative impact, but to a lesser extent than in prior years, on our laundry facilities management business in 2012. We track the change in revenue month-over-month and quarter-over-quarter in our markets to better understand the revenue trend for our multi-family housing customers. This analysis is used to enable us to respond to changing trends in different geographic markets and to enable us to better allocate capital spending.

        Commercial laundry equipment sales revenue.    Revenue in the commercial laundry equipment sales business decreased $862, or 5%, to $15,109 for the year ended December 31, 2011 compared to $15,971 for the year ended December 31, 2010. Sales in the commercial laundry equipment sales business are sensitive to the strength of the local economy, consumer confidence, local permitting, and the availability and cost of financing to small businesses, and therefore, tend to fluctuate from period to period. We anticipate that tight credit markets for our customers will continue to challenge our ability to maintain or grow our revenue from laundry equipment sales in 2012.

Cost of revenue

        Cost of laundry facilities management revenue.    Cost of laundry facilities management revenue includes rent paid to customers as well as costs associated with installing and servicing machines, costs of collecting, counting, and depositing facilities management revenue, and cost of delivering and servicing rented laundry facilities management equipment. Cost of laundry facilities management revenue increased $3,222, or 2%, to $211,363 for the year ended December 31, 2011, as compared to $208,141 for the year ended December 31, 2010. The increase is due primarily to increased rent paid to customers as a result of higher revenues as well as higher transportation costs and branch operating expenses. As a percentage of facilities management revenue, cost of facilities management revenue was 69% for the year ended December 31, 2011 as compared to 68% for the year ended December 31, 2010. Facilities management rent as a percentage of facilities management revenue was 49.7% and 49.5% for the years ended December 31, 2011 and 2010, respectively. Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments paid in connection with the lease agreements and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and laundry room betterments are amortized over the life of the related lease.

        Depreciation and amortization related to operations.    Depreciation and amortization related to operations decreased by $2,777, or 6%, to $43,236 for the year ended December 31, 2011 as compared to $46,013 for the year ended December 31, 2010. The decrease in depreciation and amortization for the year ended December 31, 2011 as compared to the same period in 2010 is primarily attributable to the fact that we limited our capital spending in the last two years. The recent economic environment has resulted in fewer opportunities to invest capital at acceptable rates of return. The rental market has begun to improve and we anticipate an increased level of capital expenditures in the future.

        Cost of commercial laundry equipment sales.    Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment and parts and supplies sold, as well as salaries, warehousing and distribution expenses. Cost of commercial laundry equipment sales decreased by $904, or 7%, to $12,201 for the year ended December 31, 2011 as compared to $13,105 for the year ended December 31, 2010. As a percentage of sales, cost of commercial laundry equipment sales was 81% for the year ended December 31, 2011 compared to 82% in 2010. The gross margin in the commercial laundry equipment sales business unit increased to 19% for the year ended December 31, 2011 as compared to 18% for the same period in 2010. The change in gross margin from period to period is primarily a function of the mix of products sold.

Operating expenses

        General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs.    General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs increased by $850, or 3%, to $34,555 for the year ended December 31, 2011 as compared to $33,705 for the year ended December 31, 2010. General and administration, and sales and marketing expenses include corporate personnel related expenses as well as corporate professional fees and liability insurance. As a percentage of total revenue, these expenses were 11% for the years ended December 31, 2011 and 2010. The increase in expenses for the year ended December 31, 2011 as compared to December 31, 2010 is primarily attributable to legal fees of approximately $1,700 related to a specific legal matter. We anticipate that during the first quarter of 2012 we will incur additional legal fees of approximately $2,000 related to this matter.

        Gain on sale of assets.    Gain on sale of assets includes the gain from the sale of vehicles and other non-inventory assets in the ordinary course of business.

Operating income from continuing operations

        Operating income from continuing operations increased by $1,564, or 8%, to $20,873 for the year ended December 31, 2011 as compared to $19,309 for the year ended December 31, 2010. This decrease is due primarily to the effects of the discussion above.

Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs

        Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, decreased by $823, or 6%, to $13,481 for the year ended December 31, 2011 as compared to $14,304 for the year ended December 31, 2010. The decrease is due to lower outstanding debt balances attributable to operations generating free cash flow, and the redemption of $50,000 of our senior notes utilizing proceeds from our credit facility which has lower rates. This savings was partially offset by the termination of one of our interest rate derivative instruments by the counter party which had been favorable as well as a smaller unrealized gain on interest rate protection contracts which do not qualify for hedge accounting. Interest expense, excluding change in fair value of non-hedged derivative instruments and amortization of deferred financing costs decreased by $1,573 to $13,309 for the year ended December 31, 2011 from $14,882 for the year ended December 31, 2010. Our average effective interest rates are not significantly affected by fluctuations in the market as a significant amount of our debt have fixed rates through our derivative instruments. Further, our senior notes have a fixed rate of 7.625%. Our average effective borrowing rate was 6.1% for the years ended December 31, 2011 and 2010.

        Interest expense associated with our long term debt is comprised of the following:

	2010	2011
Interest expense	$14,882	$13,309
Change in the fair value of non-hedged derivative instruments	(1,454)	(664)
Amortization of deferred financing costs	876	836

Interest expense, including the change in the fair value of non-hedged derivative instruments and amortization of deferred financing costs	$14,304	$13,481

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

        During the first quarter of 2010 the Company no longer qualified for hedge accounting treatment for one of its interest rate swap agreements. Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting no longer qualified, will be reclassified as a charge against earnings through the maturity date of the derivative. This charge amounted to $448 and $1,261 for the years ended December 31, 2011 and 2010, respectively. The remaining balance of $152 associated with this interest rate swap, and included in Accumulated Other Comprehensive Loss, will be charged against income through the maturity date of the interest rate swap agreement on April 1, 2013.

Loss on early extinguishment of debt

        Loss on early extinguishment of debt amounted to $1,894 for the year ended December 31, 2011 and includes the premium of $1,271 we incurred for the early redemption of $50,000 of our senior unsecured notes and $623 of unamortized deferred financing costs associated with the portion of our senior notes that were redeemed.

Income tax expense

        Income tax expense increased by $46, or 2%, to $2,222 for the year ended December 31, 2011 compared to an expense of $2,176 for the year ended December 31, 2010. The increase is primarily the result of increased income before income tax expense in 2011 compared to 2010 as well as a decrease in the effective tax rate. The effective tax rate for 2011 is 40.4% as compared to 43.4% for 2010. The reduction of the effective tax rate in 2011 compared to 2010 is primarily the result of a change in the deferred state tax rate.

Income from continuing operations, net

        As a result of the foregoing, income from continuing operations, net, increased by $447 to $3,276 for the year ended December 31, 2011 as compared to $2,829 for the year ended December 31, 2010. Income from continuing operations, net, as adjusted for the items in the table below, increased by $2,050 to $4,190 for the year ended December 31, 2011 as compared to $2,140 for the year ended December 31, 2010.

        A reconciliation of income from continuing operations, net, as reported to income from continuing operations, net, as adjusted is provided below:

	Years Ended December 31,
	2010		2011
		Diluted EPS		Diluted EPS
Income from continuing operations, net, as reported	$2,829	$0.20	$3,276	$0.22
Income (loss) from discontinued operations, net, as reported	(250)	(0.02)	—	—

Net income, as reported	$2,579	$0.18	$3,276	$0.22

Income from continuing operations before income tax expense, as reported	$5,005	$0.35	$5,498	$0.37
Unrealized gain related to change in fair value of non-hedged interest rate derivative instruments(1)	(1,454)	$(0.10)	(664)	$(0.04)
Loss related to change in fair value of fuel commodity derivative(2)	—	$—	34	$0.00
Loss on early extinguishment of debt	—	$—	1,894	$0.13
Incremental costs of proxy contests(3)	235	$0.02	269	$0.02

Income from continuing operations before income tax expense, as adjusted	3,786	$0.26	7,031	$0.47
Income tax expense, as adjusted	1,646	$0.11	2,841	$0.19

Income from continuing operations, net, as adjusted	$2,140	$0.15	$4,190	$0.28

(1)
Represents the unrealized gain on change in fair value of interest rate protection contracts, which do not qualify for hedge accounting treatment. For interest rate swaps that do qualify as hedged instruments, changes in mark to market are recorded in Other Comprehensive Income and not in the income statement. Including the fluctuation in the fair value of the derivative instruments in the reconciliation of net income as reported to net income as adjusted allows for a more consistent comparison of the operating results of the Company.

(2)
Represents the un-realized loss on change in fair value of fuel commodity derivatives which do not qualify for hedge accounting treatment

(3)
Represents additional costs incurred for legal advice and proxy solicitation relating to proxy contests in connection with our 2010 and 2011 annual meetings.

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

Income from Discontinued Operations, net

        Income from discontinued operations, net, excluding the loss on disposal of $294, was $44 for the year ended December 31, 2010. Revenue from the discontinued operation was $2,200 for the year ended December 31, 2010.

Fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009

        The information presented below for the years ended December 31, 2009 and 2010 is derived from Mac-Gray's consolidated financial statements and related notes included in this report.

        On February 5, 2010, we sold our MicroFridge ® (Intirion Corporation) business to Danby Products. The following discussion excludes the financial results from our discontinued operations unless otherwise noted. The information presented below for the years ended December 31, 2009 and 2010 is derived from our consolidated financial statements and related notes included in this report.

Revenue from continuing operations

	2009	2010	Increase (Decrease)	% Change
Laundry facilities management revenue	$309,028	$304,040	$(4,988)	-2%
Commercial laundry equipment sales revenue	16,896	15,971	(925)	-5%

Total revenue from continuing operations	$325,924	$320,011	$(5,913)	-2%

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

Operating expenses

        General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs.    General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs decreased by $58, or less than 1%, to $33,705 for the year ended December 31, 2010 as compared to $33,763 for the year ended December 31, 2009. General and administration, and sales and marketing expenses include corporate personnel related expenses as well as corporate professional fees and liability insurance. As a percentage of total revenue, these expenses were 11% and 10% for the years ended December 31, 2010 and 2009, respectively. The decrease in expenses for the year ended December 31, 2010 as compared to December 31, 2009 is primarily attributable to a reduction in professional fees.

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

Operating income from continuing operations

        Operating income from continuing operations decreased by $2,668, or 12%, to $19,309 for the year ended December 31, 2010 as compared to $21,977 for the year ended December 31, 2009. Excluding the gain on sale of real estate in 2009, income from continuing operations, as adjusted, decreased by $2,265 or 10% from $21,574 for the year ended December 31, 2009, to $19,309 for the year ended 2010. We have supplemented the consolidated financial statements presented according to generally accepted accounting principles (GAAP), using a non-GAAP financial measure of adjusted income from continuing operations. Non-GAAP financial measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Management believes presentation of this measure is useful to investors to enhance an overall understanding of our historical financial performance and future prospects. Adjusted income from continuing operations, which is adjusted to exclude certain gains and losses from the comparable GAAP income from operations, is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for income from operations or other measures prepared in accordance with GAAP.

        A reconciliation of Operating income from continuing operations in accordance with GAAP to operating income from operations, as adjusted, is provided below:

	Years Ended December 31,
	2009	2010
Operating income from continuing operations	$21,977	$19,309
Gain on sale of real estate(1)	(403)	—

Operating income from continuing operations, as adjusted	$21,574	$19,309

(1)
Represents a pretax gain recognized in connection with the sale of a facility in Tampa, Florida on January 2, 2009.

Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs

        Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, decreased by $5,354, or 27%, to $14,304 for the year ended December 31, 2010 as compared to $19,658 for the year ended December 31, 2009. The decrease is due to lower outstanding debt balances attributable to operations generating free cash flow, the $8,000 reduction in debt from the proceeds of the February 5, 2010 sale of Intirion Corporation, the interest rate savings achieved from the fixed to floating interest rate swap agreement we entered into during the first quarter of 2010, and the increase in the unrealized gain on interest rate protection contracts which do not qualify for hedge accounting. Interest expense, excluding the change in fair value of non-hedged derivative instruments and amortization of deferred financing costs was $14,882 and $19,675 for the years ended December 31, 2010 and 2009, respectively. Our average effective interest rates are not significantly affected by fluctuations in the market as a significant amount of our debt have fixed rates through our derivative instruments. Our average effective borrowing rate was 6.1% for the year ended December 31, 2010 as compared to 7.1% for the year ended December 31, 2009.

        Interest expense associated with our long term debt is comprised of the following:

	2009	2010
Interest expense	$19,675	$14,882
Change in the fair value of non-hedged derivative instruments	(893)	(1,454)
Amortization of deferred financing costs	876	876

Interest expense, including the change in the fair value of non-hedged derivative instruments and amortization of deferred financing costs	$19,658	$14,304

        We are party to interest rate swap agreements which we entered into to hedge the interest rates on our debt. Certain of these swap agreements do not qualify as cash flow hedges. In accordance with the guidelines for accounting for derivatives, non-cash gains of $1,454 and $893 have been recorded in the income statement for the years ended December 31, 2010 and 2009, respectively.

Income tax expense

        Income tax expense increased by $898, or 70%, to $2,176 for the year ended December 31, 2010 compared to an expense of $1,278 for the year ended December 31, 2009. The increase is primarily the result of increased income before income tax expense in 2010 compared to the income before income tax expense in 2009. The effective tax rate for 2010 is 43.4% as compared to 55.1%for 2009. The reduction of the effective tax rate in 2010 compared to 2009 is primarily the result of lower state income taxes as a percentage of pretax income and a smaller change to the valuation allowance.

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

        A reconciliation of income from continuing operations, net, as reported to income from continuing operations, net, as adjusted is provided below:

	Years Ended December 31,
	2009		2010
		Diluted EPS		Diluted EPS
Income from continuing operations, net, as reported	$1,041	$0.07	$2,829	$0.20
Income (loss) from discontinued operations, net	1,074	0.08	(250)	(0.02)

Net income, as reported	$2,115	$0.15	$2,579	$0.18

Income from continuing operations before income tax expense, as reported	$2,319	$0.17	$5,005	$0.35
Unrealized gain related to change in fair value of non-hedged interest rate derivative instruments(1)	(893)	$(0.06)	(1,454)	$(0.10)
Gain on sale of real estate(2)	(403)	$(0.03)	—	$—
Incremental costs of proxy contests(3)	971	$0.07	235	$0.02

Income from continuing operations before income tax expense, as adjusted	1,994	$0.14	3,786	$0.26
Income tax expense, as adjusted	1,099	$0.08	1,646	$0.11

Income from continuing operations, net, as adjusted	$895	$0.06	$2,140	$0.15

(1)
Represents the unrealized gain on change in fair value interest rate protection contracts, which do not qualify for hedge accounting treatment. For interest rate swaps that do qualify as hedged instruments, changes in mark to market are recorded in Other Comprehensive Income and not in the income statement. Including the fluctuation in the fair value of the derivative instruments in the reconciliation of net income as reported to net income as adjusted allows for a more consistent comparison of the operating results of the Company.

(2)
Represents the sale of a facility in Tampa, Florida on January 2, 2009.

(3)
Represents additional costs incurred for legal advice and proxy solicitation relating to proxy contests in connection with our 2009 and 2010 annual meetings.

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

Liquidity and Capital Resources (Dollars in thousands)

        We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings under our revolving loan facility described below. Capital requirements and contract incentive payments for the year ending December 31, 2012, are currently expected to be between $35,000 and $38,000. Included in the capital requirements that we expect to be able to fund during 2012 are purchases of new laundry equipment, laundry room betterments, and contract incentives incurred in connection with new customer leases and the renewal of existing leases.

        We historically have not needed sources of financing other than our internally generated cash flow and our revolving credit facilities to fund our working capital, capital expenditures and smaller acquisitions. As a result, we anticipate that our cash flow from operations and revolving credit facilities will be sufficient to meet our anticipated cash requirements for at least the next twelve months. On February 29, 2012, we refinanced our revolving credit facility. See Note 20, "Subsequent Events," in the Notes to the Consolidated Financial Statements for further information.

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

Operating Activities

        For the years ended December 31, 2009, 2010 and 2011, cash flows provided by operating activities from continuing operations were $60,720, $54,080, and $53,519 respectively. Cash flows from operations consist primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and selling, general and administration expenses. The most significant changes to cash flows in 2011 compared to 2010 were decreases in depreciation and amortization expense, a loss on early extinguishment of debt, the proceeds received from the termination of a derivative instrument, and an increase in prepaid facilities management rent and other assets. The decrease in depreciation and amortization expense is primarily attributable to the fact that we have reduced our level of capital spending in the last two years in response to unfavorable market conditions. The increase in prepaid facilities management rent and other assets is primarily attributable to an increase in incentive payments to customers.

Investing Activities

        For the years ended December 31, 2009, 2010 and 2011, cash flows used in investing activities from continuing operations were $20,074, $25,973, and $27,240, respectively. Included in the cash flows used in investing activities are the proceeds from the sale of Intirion Corporation of $8,274 in 2010. Other capital expenditures for the years ended December 31, 2009, 2010, and 2011 totaled $21,341, $26,580, and $27,523, respectively.

Financing Activities

        For the years ended December 31, 2009, 2010 and 2011, cash flows used in financing activities from continuing operations were ($37,883), ($36,673), and ($25,411), respectively. Cash flows used in financing activities consist primarily of the partial redemption of our senior notes, repayments of bank borrowings and acquisition notes as well as the payment of cash dividends.

        As of December 31, 2011 the Company was party to a senior secured credit agreement (the "2008 Credit Agreement") pursuant to which the Company could borrow up to $148,750 in the aggregate, including $18,750 pursuant to a term loan (the ("2008 Term Loan") and up to $130,000 pursuant to a revolving credit facility (the "2008 Revolver"). As of December 31, 2011, there was $81,419 outstanding under the revolving credit facility, $18,750 outstanding under the term loan and $1,380 in outstanding letters of credit. The available balance under the revolving credit facility was $47,201 at December 31, 2011. The average interest rates on the borrowings outstanding under the 2008 Credit Agreement at December 31, 2010 and 2011 were 5.56% and 4.31%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt.

        On February 29, 2012, the Company entered into an Amended and Restated Senior Secured Credit Agreement. The 2012 Credit Agreement provides for borrowings up to $250,000 under a revolving credit facility (the "Revolver"). The 2012 Credit Agreement matures on February 28, 2017. The 2012 Credit Agreement is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries. Outstanding indebtedness under the 2012 Credit Agreement bears interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate plus an applicable percentage, ranging from 1.75% to 2.75% per annum, determined by reference to our consolidated total leverage ratio, and (ii) in the case of base rate loans and swingline loans, the higher of (a) the federal funds rate plus 0.50%, (b) the annual rate of interest announced by Bank of America, N.A. as its "prime rate," or (c) for each day, the floating rate of interest equal to LIBOR for a one month term quoted for such date (the highest of which is defined as the "Base Rate"), plus, in each case, an applicable percentage, ranging from 0.75% to 1.75% per annum, determined by reference to our consolidated total leverage ratio.

        The Company will pay a commitment fee equal to a percentage of the actual daily-unused portion of the Revolver under the 2012 Credit Agreement. This percentage will be determined quarterly by reference to the Company's consolidated total leverage ratio and will range between 0.250% per annum and 0.500% per annum. For purposes of the calculation of the commitment fee, letters of credit will be considered usage under the Revolver, but swingline loans will not be considered usage under the Revolver.

        The 2012 Credit Agreement includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios. The most significant financial ratios that the Company is required to maintain include a consolidated total leverage ratio of not greater than 3.75 to 1.00 (3.50 to 1.00 as of December 31, 2013 and thereafter) and a consolidated cash flow coverage ratio of not less than 1.20 to 1.00.

        On August 16, 2005, the Company issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. A portion of the senior notes was tied to an interest rate swap agreement until August 21, 2011 (see Note 5 for discussion on Fair Value Measurements). After taking the swap agreement into effect, the average interest rates on the senior notes at December 31, 2010 and 2011 were 5.80% and 7.63%, respectively. The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay down senior bank debt. The market value of these notes approximates book value at December 31, 2011.

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

        On October 21, 2011 the Company redeemed $50,000 of its senior unsecured notes by utilizing $51,271 of availability under its revolving credit facility.

        On February 29, 2012, the Company issued a notice to redeem $100,000 of its senior notes effective March 30, 2012. On the effective date, the Company will redeem $100,000 of its senior notes, which will constitute a full redemption of the notes, by utilizing $103,495 of availability under the 2012 Credit Agreement.

        The terms of the senior unsecured notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at December 31, 2011.

        The terms of the senior unsecured notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries, and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at December 31, 2011.

        Capital lease obligations on the Company's fleet of vehicles totaled $3,833 and $2,659 at December 31, 2010 and 2011, respectively.

        Required payments under the Company's long-term debt and capital lease obligations are as follows:

Amount
2012	$4,190
2013	98,098
2014	503
2015	100,037
2016	—
Thereafter	—

$202,828

Contractual Obligations

        A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, corporate headquarters and warehouse rent and minimum facilities management rent as of December 31, 2011 is as follows:

Fiscal Year	Long-term debt	Interest on senior notes(1)	Interest on variable rate debt	Facilities rent commitments	Capital lease commitments	Operating lease commitments	Total
2012	$3,000	$7,625	$4,317	$17,030	$1,190	$3,473	$36,635
2013	97,169	7,625	1,047	13,577	929	2,925	$123,272
2014	—	7,625	—	10,616	503	2,581	$21,325
2015	100,000	7,625	—	7,696	37	2,255	$117,613
2016	—	—	—	6,086	—	607	$6,693
Thereafter	—	—	—	13,330	—	494	$13,824

Total	$200,169	$30,500	$5,364	$68,335	$2,659	$12,335	$319,362

(1)
See Footnote 20, "Subsequent Events."

Off Balance Sheet Arrangements

        At the years ended December 31, 2009, 2010 and 2011, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes.

Seasonality

        We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 14% of our total laundry facilities management revenue in 2011. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, our operating and capital expenditures have historically been higher during the third calendar quarter when we install a large amount of equipment in the college market while colleges and universities are on summer break.

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

        Our critical accounting policies, as described in Note 2 to the Mac-Gray consolidated financial statements included elsewhere in this report, "Significant Accounting Policies," state our policies as they relate to significant matters: cash and cash equivalents, revenue recognition, allowance for trade accounts receivable, inventories, goodwill and intangible assets, impairment of long-lived assets, financial instruments, fair value of financial instruments and uncertain tax positions.

        Cash and cash equivalents.    We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents is an estimate of cash not yet collected at period-end that remains at laundry facilities management locations. At December 31, 2011 and 2010, this totaled $10,361 and $10,360, respectively. We record the estimated cash not yet collected as cash and cash equivalents and facilities management revenue. We also record the estimated related facilities management rent expense. We calculate the estimated cash not yet collected at the end of a period by first identifying only those accounts that have had activity in the last ninety days of the period, since each account is collected at least once every ninety days. We calculate the average collection per day by account for the corresponding period one year prior. The prior year per day collection amount is multiplied by the number of days between the account's most recent collection prior to the end of the current period and the end of the current period. The corresponding period one year prior is used to allow for any seasonality at each account. The average collection per day since inception of the account is used for accounts acquired subsequent to the corresponding period in the prior year.

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

        Allowance for trade accounts receivable.    On a regular basis, we review the adequacy of our allowance for trade accounts receivable based on historical collection results and current economic conditions, using factors based on the aging of our trade accounts receivable. In addition, we estimate specific additional allowances based on indications that a specific customer may be experiencing financial difficulties.

        Inventories.    Inventories are stated at the lower of cost (as determined using the average cost method) or market and primarily consist of finished goods. On a regular basis, we review the adequacy of our reserve based on historical experience, product knowledge and forecasted demand.

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

        We test goodwill annually and as needed for impairment by reporting unit. The goodwill impairment review consists of a two-step process of first assessing the fair value and comparing to the carrying value. If fair value exceeds carrying value, no further analysis or goodwill impairment charge is required. If fair value is below carrying value, we would proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. Any such impairment loss would be recognized in the Company's results of operations in the period the impairment loss arose.

        We also evaluate our trade names annually for impairment using the relief from royalty method. We estimate what it would cost to license the trade names based upon estimated future revenue, an estimated royalty rate, a capitalization rate and a discount rate which is subject to change from year to year. If the discounted present value of future tax effected royalty payments is less than the carrying value, the trade name would be written down to its implied fair value. Our evaluation in 2011 did not result in an impairment.

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

        Financial instruments.    We account for derivative instruments on our balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the intended use of the derivative. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We have designated one of our interest rate swap agreements as cash flow hedges. Accordingly, the change in fair value of the agreement is recognized in other comprehensive income and the ineffective portion of the change is recognized in earnings immediately.

        Fair value of financial instruments.    For purposes of financial reporting, all financial instruments required to be recorded at fair value have been recorded as such at December 31, 2011 and 2010, based upon terms currently available to us in financial markets. The fair value of the Company's interest rate and fuel commodity swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date.

        Income Taxes.    We recognize deferred tax assets and liabilities for the expected future tax benefits or consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Judgment is required in determining the provision for income tax expense and related accruals, deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets. To the extent future taxable income against which these assets may be applied is not sufficient, some portion or all of our recorded deferred tax assets would not be realizable. Accounting for uncertain tax positions also requires significant judgments, including estimating the amount, timing and likelihood of ultimate settlement. Although we believe that our estimates are reasonable, actual results could differ from these estimates. We use a more-likely-than-not measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements.

New Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board (FASB) issued amended guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenues based on those separate deliverables. This update also requires additional disclosure related to the significant assumptions used to determine the revenue recognition of the separate deliverables. This guidance is required to be applied prospectively to new or significantly modified revenue arrangements. The Company adopted this guidance effective January 1, 2011. The adoption of this accounting standards update did not have an impact on the Company's consolidated income statement, balance sheet or cash flow statement.

        In December 2010, the Financial Accounting Standards Board issued an update to accounting guidance for business combinations related to the disclosure of supplementary pro forma information. Accounting guidance for business combinations requires a public entity to disclose pro forma revenue and earnings for the combined entity as though the combination occurred at the beginning of the reporting period. This update clarifies that if a public entity presents comparative financial statements, the pro forma information for all business combinations occurring during the current year should be reported as though the combination occurred at the beginning of the prior annual reporting period. This update also expands the disclosure requirement to include the nature and amount of pro forma adjustments made to arrive at the disclosed pro forma revenue and earnings. This update is effective for business combinations for which the acquisition date is on or after annual reporting periods beginning after December 15, 2010. The effect of adoption would depend on the Company's acquisitions, if any, occurring after such date.

        In January 2010, the FASB issued an accounting standards update modifying the disclosure requirements related to fair value measurements. Under these requirements, purchases and settlements for Level 3 fair value measurements are presented on a gross basis, rather than net. The Company adopted this guidance effective January 1, 2011.

        In May 2011, the FASB issued accounting guidance that provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRS"). This guidance is effective for fiscal years beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company's financial results.

        In June 2011, the FASB issued accounting guidance which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company's financial results.

        In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company's financial results.

        In December 2011, the FASB issued updated guidance that provides amendments for disclosures about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. The adoption of this guidance will not impact the Company's financial results.

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

Interest Rates—

        The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term variable rate debt approximates book value at December 31, 2011.

	December 31, 2011
	Expected Maturity Date (In Thousands)
	2012	2013	2014	2015	2016	Thereafter	Total
Long-Term Debt:
Variable rate ($US)	$3,000	$97,169	$—	$—	$—	$—	$100,169
Average interest rate	4.31%	4.31%	—	—	—	—	4.31%

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

        We also entered into an interest rate swap agreement to manage the interest rate associated with its senior unsecured notes. This swap agreement effectively converted a portion ($100 million) of our fixed rate senior unsecured notes to a variable rate. Under this agreement the Company received the fixed rate of 7.625% and paid a variable rate of LIBOR plus the applicable margin charged by the banks. This interest rate swap agreement had an associated call feature that allowed the counterparty to terminate this agreement at their option. On July 22, 2011, the counterparty exercised their right to terminate this agreement effective August 21, 2011. The Company received proceeds from this termination in the amount of $2,542. This amount is reflected in the operating section of the Cash Flow Statement.

        In December 2010, we entered into a fuel commodity derivative to manage the fuel cost of its fleet of vehicles. The derivative was effective April 1, 2011 and expired December 31, 2011. The derivative had a monthly notional amount of 80 thousand gallons from April 1, 2011 through December 31, 2011 for a total notional amount of 720,000 gallons. The Company had a put price of $3.015 per gallon and a strike price of $3.50 per gallon. This contract resulting in $103 of net realized gains during 2011 was settled as of December 31, 2011. On September 23, 2011, the Company entered into an additional fuel commodity derivative. This derivative has a monthly notional amount of 85 thousand gallons and is effective from January 1, 2012 through December 31, 2012 for a total notional amount of 1.02 million gallons. The Company has a put price of $3.205 per gallon and a strike price of $3.70 per gallon. The

Company recognized a non-cash unrealized loss of $34 for the year ended December 31, 2011 on these fuel commodity derivatives as a result of change in fair value.

        The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and are considered to be Level 2 items. The fuel commodity derivative is based on market assumptions and a quoted price from the counter party and is considered a Level 3 item.

        One of the Company's interest rate Swap Agreements qualifies as a cash flow hedge while the other does not. Change in fair value of the interest rate Swap Agreement that does not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The effective portion of the interest rate Swap Agreement that qualifies for hedge accounting is included in Other Comprehensive Loss in the period in which the change occurs, while the ineffective portion, if any, is recognized in income in the period in which the change occurs.

        During the first quarter of 2010, the Company no longer qualified for hedge accounting treatment for one of its interest rate swap agreements. Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost must be reclassified as an earnings charge through the maturity date of the derivative. This charge amounted to $448 for the year ended December 31, 2011. The remaining balance of $152 associated with this swap and included in Accumulated Other Comprehensive Income will be charged against income through the maturity date of the swap agreement on April 1, 2013.

        The table below outlines the details of each remaining Swap Agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount December 31, 2011	Expiration Date	Fixed Rate
May 8, 2008	$45,000	Amortizing	$30,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$25,000	Apr 1, 2013	3.78%

        In accordance with the interest rate Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. With regard to the Company's floating to fixed rate interest rate swap agreements, if interest expense, as calculated, is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company. If interest expense, as calculated, is greater based on the fixed rate, the Company pays the difference to the financial institution. With regard to the Company's fixed to floating rate interest rate swap agreement, if interest expense, as calculated, is greater based on the 90-day LIBOR, the Company pays the difference to the financial institution. If interest expense, as calculated, is greater based on the fixed rate, the financial institution pays the difference to the Company.

        Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counterparty to the interest rate Swap Agreements exposes the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated.

        As of December 31, 2011, there was $81,419 outstanding under the 2008 Revolver, $18,750 outstanding under the 2008 Term Loan and $1,380 in outstanding letters of credit. The available balance under the 2008 Revolver was $47,201 at December 31, 2011. The average interest rate on the borrowings outstanding under the 2008 Credit Agreement at December 31, 2010 and December 31, 2011 were 5.56% and 4.31%, respectively, including the applicable spread paid to the banks.

Item 8.    Financial Statements and Supplementary Data

        Financial statements and supplementary data are contained in pages F-1 through F-35 hereto.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

(a)   Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2011 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15(d) -15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        As of the end of the Company's 2011 fiscal year, management conducted assessments of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on these assessments, management has determined that the Company's internal control over financial reporting as of December 31, 2011 was effective. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

        The Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of the firm's internal control over financial reporting as of December 31, 2011.

        NYSE Annual CEO Certification.    On June 15, 2011, Stewart Gray MacDonald, Jr., Chief Executive Officer of the Company, submitted to the New York Stock Exchange (the "NYSE") the Annual CEO Certification required by Section 303A of the Corporate Governance Rules of the NYSE certifying that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

(c)   Changes in Internal Control over Financial Reporting

        There were no material changes to management's internal control over financial reporting during the year ended December 31, 2011.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        We will furnish to the SEC a definitive Proxy Statement with respect to our 2012 annual meeting of stockholders (the "Proxy Statement") no later than 120 days after the close of our fiscal year ended December 31, 2011. Certain information required by this Item 10 is incorporated herein by reference to the Proxy Statement.

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

Stock Option Plan Information and Employee Stock Purchase Plan Information

        The following tables provide information as of December 31, 2011 regarding shares of our common stock that may be issued under our equity compensation plans consisting of the 1997 Stock Option and Incentive Plan (the "1997 Plan"), the 2001 Employee Stock Purchase Plan (the "ESPP"), the 2005 Stock Option and Incentive Plan (the "2005 Plan") and the 2009 Stock Option and Incentive Plan (the "2009 Plan"). There are no equity compensation plans that have not been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,406,351	$10.67	2,142,132	(3)
Equity compensation plans not approved by security holders	—	—	—

Total	2,406,351	$10.67	2,142,132	(3)

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

(2)
Includes an aggregate of 101,089 shares underlying restricted stock units granted under the 2005 Plan and the 2009 Plan for which the performance criteria have not yet been established. Accordingly, for accounting purposes, such awards are not considered to be granted under FAS 123R.

(3)
Includes 1,970,232 shares available for future issuance under the 2009 Plan, and 171,900 shares available for future issuance under the ESPP. No new awards may be granted under the 1997 Plan or the 2005 Plan.

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

        Each exhibit marked by a number sign (#) was previously filed as an exhibit to Amendment No. 1 to Mac-Gray's Registration Statement on Form S-1, filed on September 25, 1997 (File No. 333-33669) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1

        Each exhibit marked by a (z) was previously filed as an exhibit to Amendment No. 1 of Mac-Gray's Registration Statement on Form S-1, filed on April 17, 1998 (File No. 333-49795) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1.

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

        Each exhibit marked by a (jj) was previously filed as an exhibit to Mac-Gray's Form 10-K filed on March 14, 2011, and the number in parenthesis following the description of the exhibit refers to the exhibit number in the Form 10-K.

        Each exhibit marked by a (hh) was previously filed as an exhibit to Mac-Gray's Form 8-K filed on March 2, 2012 and the number if parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

        The following is a complete list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

3.01	Amended and Restated Certificate of Incorporation (3.1)+
3.02	Amendment No. 1 to Amendment and Restated Certificate of Incorporation (3.02)jj
3.03	Amended and Restated By-laws (3.1)xx
3.04	Amendment No. 1 to Amended and Restated By-laws (3.1)kk
3.05
Amended and Restated Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Mac-Gray Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock (3.1)rr
4.01	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1)#
4.02	Indenture, dated August 16, 2005, among Mac-Gray Corporation, Mac-Gray Services, Inc., Intirion Corporation and Wachovia Bank, National Association (4.1)n
4.03	Shareholder Rights Agreement, dated as of June 8, 2009, between Mac-Gray Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (4.1)ss
10.01	Stockholders' Agreement, dated as of June 26, 1997, by and among the Registrant and certain stockholders of the Registrant (10.2)+
10.02	Form of Maytag Distributorship Agreements (10.13)+

10.03	The Registrant's 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits) (10.16)+***
10.04	Form of Noncompetition Agreement between the Registrant and its executive officers (10.15)v***
10.05	Form of Director Indemnification Agreement between the Registrant and each of its Directors (10.16)v***
10.06	April 2001 Amendment to the Mac-Gray Corporation 1997 Stock Option and Incentive Plan (10.17)v***
10.07	Form of executive severance agreement between the Registrant and each of its chief financial officer and chief operating officer (10.18)s***
10.08	Form of executive severance agreement between the Registrant and its chief executive officer (10.19)s***
10.09	Trademark License Agreement dated January 10, 2005 by and between Web Service Company, Inc. ("Licensor") and Mac-Gray Services, Inc. ("Licensee") (10.19)r
10.10	Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.1)p***
10.11	Form of Incentive Stock Option Agreement under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.2)p***
10.12	Form of Non-Qualified Stock Option Agreement for Company Employees under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.3)p***
10.13	Form of Restricted Stock Award Agreement for awards under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.5)p***
10.14	Lease Agreement, dated July 22, 2005, between Mac-Gray Services, Inc. and 404 Wyman LLC (99.1)o
10.15	Form of Mac-Gray Corporation 7 5/8% Senior Notes due 2015 (4.2)n
10.16	Form of Employment Agreement between the Company and certain executive officers (10.1)h***
10.17	Mac-Gray Senior Executive Incentive Plan (10.4)e***
10.18	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.5)e***
10.19	Form of executive severance agreement, dated March 3, 2008, between the Registrant and each of Linda Serafini, Robert Tuttle and Phil Emma (10.1)c***
10.20	Form of first amendment to executive severance agreement, dated March 3, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.42)b***
10.21	Form of first amendment to employment agreement, dated March 3, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.43)b***
10.22	Mac-Gray Corporation Director Stock Ownership Guidelines, effective as of July 1, 2008 (10.1)yy***
10.23	Form of Indemnification Agreement between the Registrant and each of its non-employee directors (10.1)xx***

10.24	Form of second amendment to executive severance agreement, dated December 22, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.59)vv***
10.25	Form of second amendment to employment agreement, dated December 22, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.60)vv***
10.26	Form of first amendment to executive severance agreement, dated December 22, 2008, between the Registrant and each of Linda Serafini, Robert Tuttle and Phil Emma (10.61)vv***
10.27	Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.1)tt***
10.28	Amendment No. 1 to Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.1)ll***
10.29	Form of Non-Qualified Stock Option Agreement for Company Employees under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.5)qq***
10.30	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.6)qq***
10.31	Form of Restricted Stock Unit Agreement for cash settled awards under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.7)qq***
10.32	Form of Restricted Stock Unit Agreement for stock settled awards under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.8)qq***
10.33	Form of Restricted Stock Unit Agreement for awards under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.9)qq***
10.34	Mac-Gray Corporation Non-Employee Director Compensation Policy (10.6)mm***
10.35	Stock Purchase Agreement, dated as of February 5, 2010, between Mac-Gray Corporation and MF Acquisition Corp. (10.2)oo
10.36	Mac-Gray Corporation Long Term Incentive Plan (10.44)nn***
10.37	Mac-Gray Corporation 2001 Employee Stock Purchase Plan (Amended and Restated January 1, 2011) (10.45)jj***
10.38	Mac-Gray Corporation Stock Ownership Policy (filed herewith)
10.39	Mac-Gray Corporation Long Term Incentive Plan (Amended and Restated February 3, 2012) (filed herewith)
10.40
Amended and Restated Senior Secured Credit Agreement, by and among Mac-Gray Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, Wells Fargo Bank, National Association, as Syndication Agent, RBS Citizens, N.A. and TD Banknorth, NA, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, dated as of February 29, 2012 (10.1)hh
10.41	Form of Revolving Note pursuant to the Amended and Restated Senior Secured Credit Agreement in favor of the Lenders, in an aggregate total amount of up to $250,000,000 (10.2)hh
10.42	Form of Swingline Note pursuant to the Amended and Restated Senior Secured Credit Agreement in favor of the Swingline Lenders, in an aggregate total amount of up to $10,000,000 (10.3)hh

10.43	Amended and Restated Guarantee and Collateral Agreement, by and among Mac-Gray Corporation, the subsidiaries of the Borrower identified therein, and Bank of America, N.A., as Collateral Agent, dated as of February 29, 2012 (10.4)hh
21.1	Subsidiaries of the Registrant (21.1)z
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

***
Management compensatory plan or arrangement

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 9th DAY OF MARCH, 2012.

MAC-GRAY CORPORATION
	By:	/s/ STEWART GRAY MACDONALD, JR. Stewart Gray MacDonald, Jr. Chief Executive Officer (Principal Executive Officer)
Date: March 9, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. BRYAN David W. Bryan	Director	March 9, 2012
/s/ THOMAS E. BULLOCK Thomas E. Bullock	Director	March 9, 2012
/s/ PAUL R. DAOUST Paul R. Daoust	Director	March 9, 2012
/s/ BRUCE C. GINSBERG Bruce C. Ginsberg	Director	March 9, 2012
/s/ CHRISTOPHER T. JENNY Christopher T. Jenny	Director	March 9, 2012
/s/ EDWARD F. MCCAULEY Edward F. McCauley	Director	March 9, 2012
/s/ WILLIAM F. MEAGHER William F. Meagher	Director	March 9, 2012
/s/ ALASTAIR G. ROBERTSON Alastair G. Robertson	Director	March 9, 2012
/s/ MARY ANN TOCIO Mary Ann Tocio	Director	March 9, 2012
/s/ MICHAEL J. SHEA Michael J. Shea	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2012

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mac-Gray Corporation:

        In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mac-Gray Corporation (the "Company") and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 9, 2012

MAC-GRAY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2010	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$13,013	$13,881
Trade receivables, net of allowance for doubtful accounts	6,105	5,586
Inventory of finished goods	1,580	1,487
Deferred income taxes	963	1,044
Prepaid facilities management rent and other current assets	9,916	9,760

Total current assets	31,577	31,758
Property, plant and equipment, net	128,068	127,204
Goodwill	58,608	58,173
Intangible assets, net	195,144	181,609
Prepaid facilities management rent and other assets	10,686	10,955

Total assets	$424,083	$409,699

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,511	$4,190
Trade accounts payable	8,673	8,528
Accrued facilities management rent	21,084	20,917
Accrued expenses and other current liabilities	15,998	17,885

Total current liabilities	50,266	51,520
Long-term debt and capital lease obligations	221,425	198,638
Deferred income taxes	41,823	43,804
Other liabilities	2,518	1,923

Total liabilities	316,032	295,885

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock ($.01 par value, 5 million shares authorized no shares issued or outstanding)	—	—
Common stock ($.01 par value, 30 million shares authorized, 14,026,919 issued and 14,026,743 outstanding at December 31, 2010, and 14,335,290 issued and outstanding at December 31, 2011)	140	143
Additional paid in capital	81,296	86,217
Accumulated other comprehensive loss	(1,563)	(792)
Retained earnings	28,180	28,246

	108,053	113,814
Less common stock in treasury, at cost (176 shares at December 31, 2010)	(2)	—
Total stockholders' equity	108,051	113,814

Total liabilities and stockholders' equity	$424,083	$409,699

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share data)

	Years Ended December 31,
	2009	2010	2011
Revenue from continuing operations:
Laundry facilities management revenue	$309,028	$304,040	$306,919
Commercial laundry equipment sales	16,896	15,971	15,109

Total revenue	325,924	320,011	322,028

Cost of revenue:
Cost of laundry facilities management revenue	208,914	208,141	211,363
Depreciation and amortization	48,266	46,013	43,236
Cost of commercial laundry equipment sales	13,652	13,105	12,201

Total cost of revenue	270,832	267,259	266,800

Gross margin	55,092	52,752	55,228

Operating expenses:
General and administration	17,819	18,628	20,310
Sales and marketing	14,249	14,185	13,211
Depreciation and amortization	724	657	765
Incremental costs of proxy contest	971	235	269
Gain on sale of assets, net	(648)	(262)	(200)

Total operating expenses	33,115	33,443	34,355

Operating income from continuing operations	21,977	19,309	20,873
Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs	19,658	14,304	13,481
Loss on early extinguishment of debt	—	—	1,894

Income before income tax expense from continuing operations	2,319	5,005	5,498
Income tax expense	1,278	2,176	2,222

Income from continuing operations, net	1,041	2,829	3,276
Income from discontinued operations, net	1,074	44	—
Loss from disposal of discontinued operations, net of tax of $384	—	(294)	—

Net income	$2,115	$2,579	$3,276

Earnings per share—basic—continuing operations	$0.08	$0.21	$0.23

Earnings per share—diluted—continuing operations	$0.07	$0.20	$0.22

Earnings (loss) per share—basic—discontinued operations	$0.08	$(0.02)	$—

Earnings (loss) per share—diluted—discontinued operations	$0.08	$(0.02)	$—

Earnings per share—basic	$0.16	$0.19	$0.23

Earnings per share—diluted	$0.15	$0.18	$0.22

Weighted average common shares outstanding—basic	13,529	13,797	14,234

Weighted average common shares outstanding—diluted	13,940	14,379	14,976

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common stock						Treasury Stock
				Accumulated Other Comprehensive (Loss) Gain
	Number of shares	Value	Additional Paid in Capital		Comprehensive Income	Retained Earnings	Number of shares	Cost	Total
Balance, December 31, 2008	13,443,754	$134	$74,669	$(3,117)		$26,925	62,367	$(647)	$97,964

Net income	—	—	—	—	$2,115	2,115	—	—	2,115
Other comprehensive income:
Unrealized gain on derivative instruments, net of tax benefit of $672 (Note 6)				1,069	1,069				1,069

Comprehensive income	—	—	—	—	$3,184	—	—	—	—

Options exercised	102,746	1	683	—		(14)	(9,597)	113	783
Stock compensation expense	—	—	2,213	—		—	—	—	2,213
Purchase of common stock	—	—	—	—		—	9,597	(113)	(113)
Net tax benefit (shortfall) from share based payment arrangements	—	—	(47)	—		—	—	—	(47)
Stock issuance—Employee Stock Purchase Plan	67,372	1	363	—		—	0	0	364
Stock granted	17,658	—	151	—		(609)	(62,191)	645	187

Balance, December 31, 2009	13,631,530	136	78,032	(2,048)		28,417	176	(2)	104,535

Net income	—	—	—	—	$2,579	2,579	—	—	2,579
Other comprehensive income:
Unrealized gain on derivative instruments, net of tax benefit of $305 (Note 6)				485	485				485

Comprehensive income	—	—	—	—	$3,064	—	—	—	—

Options exercised	260,045	3	195	—		—	—	—	198
Stock compensation expense	—	—	2,540	—		—	—	—	2,540
Cash Dividends, $.20 per share	—	—	52	—		(2,815)	—	—	(2,763)
Stock issuance—Employee Stock Purchase Plan	25,821	—	245	—		—	—	—	245
Stock granted	109,523	1	232	—		(1)	—	—	232

Balance, December 31, 2010	14,026,919	140	81,296	(1,563)		28,180	176	(2)	108,051

Net income	—	—	—	—	$3,276	3,276	—	—	3,276
Other comprehensive income:
Unrealized gain on derivative instruments, net of tax benefit of $485 (Note 6)				771	771				771

Comprehensive income	—	—	—	—	$4,047	—	—	—	—

Options exercised	133,326	2	932	—		—	(176)	2	936
Stock compensation expense	—	—	3,071	—		—	—	—	3,071
Cash Dividends, $.22 per share	—	—	67	—		(3,208)	—	—	(3,141)
Stock issuance—Employee Stock Purchase Plan	24,487	—	316	—		—	—	—	316
Stock granted	150,558	1	535	—		(2)	—	—	534

Balance, December 31, 2011	14,335,290	$143	$86,217	$(792)		$28,246	—	$—	$113,814

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income	$2,115	$2,579	$3,276
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	48,990	46,670	44,001
Amortization of deferred financing costs	876	876	836
Loss on early extinguishment of debt	—	—	623
(Decrease) increase in allowance for doubtful accounts and lease reserves	(159)	131	57
Gain on disposition of assets	(648)	(262)	(200)
Stock grants	187	232	535
Change in fair value of interest rate derivatives	(893)	(1,454)	(664)
Change in fair value of fuel commodity derivatives	—	—	34
Proceeds from termination of derivative instrument	—	—	2,542
Deferred income taxes	4,781	2,428	2,068
Excess tax benefits from share based payment arrangements	(136)	—	—
Non cash-stock compensation	2,213	2,540	3,071
Loss from disposal of discontinued operations	—	294	—
Decrease (increase) in accounts receivable	1,766	(1,155)	462
Decrease in inventory	93	592	93
(Increase) decrease in prepaid facilities management rent and other assets	(1,329)	347	(3,441)
Increase (decrease) in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	3,920	12	226
Increase in deferred revenues and customer deposits	18	—	—
Net cash flows used in operating activities from discontinued operations	(738)	(44)	—

Net cash flows provided by operating activities	61,056	53,786	53,519

Cash flows from investing activities:
Capital expenditures	(21,341)	(26,580)	(27,523)
Proceeds from sale of assets	1,267	607	283
Proceeds from disposal of discontinued operations	—	8,274	—
Net cash flows used in investing activities from discontinued operations	(336)	—	—

Net cash flows used in investing activities	(20,410)	(17,699)	(27,240)

Cash flows from financing activities:
Payments on capital lease obligations	(1,705)	(1,864)	(1,588)
Payment on senior notes	—	—	(50,000)
Payments on secured revolving credit facility	(118,154)	(140,756)	(137,386)
Borrowings on secured revolving credit facility	94,806	113,517	168,452
Payments on secured term credit facility	(4,000)	(3,250)	(3,000)
Payments on acquisition note	(10,000)	(2,000)	—
Excess tax benefits from share based payment arrangements	136	—	—
Purchase of common stock	(113)	—	—
Proceeds from exercise of stock options	783	198	936
Proceeds from issuance of common stock	364	245	316
Cash Dividend paid	—	(2,763)	(3,141)
Cash flows used to pay down term facility from discontinued operations	—	(8,000)	—

Net cash flows (used in) provided by financing activities	(37,883)	(44,673)	(25,411)

Increase(decrease) in cash and cash equivalents	2,763	(8,586)	868
Cash and cash equivalents, beginning of period	18,836	21,599	13,013

Cash and cash equivalents, end of period	$21,599	$13,013	$13,881

Supplemental cash flow information:
Interest paid	$19,967	$17,234	$12,402
Income taxes paid	$227	$179	$141
Premium paid on redemption of senior notes	$—	$—	$1,271

Supplemental disclosure of non-cash investing activities:

        During the years ended December 31, 2009, 2010 and 2011, the Company acquired various vehicles under capital lease agreements totaling $1,628, $2,421 and $414, respectively.

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

        Basis of Presentation.    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. On February 5, 2010, the Company sold its MicroFridge ® (Intirion Corporation) business to Danby Products. The operations and cash flows of this business have been eliminated from the ongoing operations of the Company as a result of this disposal transaction. Since the Company will not have any significant continuing involvement in the operations of this business, the Company accounted for this business as a discontinued operation. All prior period financial information has been classified to reflect this as a discontinued operation.

2. Significant Accounting Policies

        Cash and Cash Equivalents.    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents is an estimate of cash not yet collected at period-end that remains at laundry facilities management customer locations. At December 31, 2010 and 2011, this totaled $10,360 and $10,361, respectively. The Company monitors current collection levels and economic conditions and adjusts the estimate as circumstances warrant. The Company records the estimated cash not yet collected as cash and cash equivalents and facilities management revenue. The Company also records the estimated related facilities management rent expense. The Company calculates the estimated cash not yet collected at the end of a period by first identifying only those accounts that have had activity in the last ninety days of the period, since each account is collected at least once every ninety days. The Company calculates the average collection per day by account for the corresponding period one year prior. The prior year per day collection amount is multiplied by the number of days between the account's most recent collection prior to the end of the current period and the end of the current period. The corresponding period one year prior is used to allow for any seasonality at each account. The average collection per day since inception of the account is used for accounts acquired subsequent to the corresponding period in the prior year.

        The Company has cash deposited with financial institutions in excess of the $250 insured limit of the Federal Deposit Insurance Corporation.

        Revenue Recognition.    The Company recognizes facilities management revenue on the accrual basis. Rental revenue is recognized ratably over the related contractual period. The Company recognizes revenue from sales upon shipment of the products, unless otherwise specified. Shipping and handling fees charged to customers are recognized upon shipment of the products and are included in revenue with the related cost included in cost of sales. Installation and repair services are provided on

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

an occurrence basis, not on a contractual basis. Service revenue is recognized at the time the installation service, or other service, is provided to the customer.

        Allowance for Trade Accounts Receivable.    On a regular basis, the Company reviews the adequacy of its allowance for trade accounts receivable based on historical collection results and current economic conditions using factors based on the aging of its trade accounts. In addition, the Company estimates specific additional allowances based on indications that a specific customer may be experiencing financial difficulties. The Company maintains an allowance for doubtful trade accounts of $329 and $385 at December 31, 2010 and 2011, respectively.

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

        Inventories.    Inventories are stated at the lower of cost (as determined using the average cost method) or market, and consist primarily of finished goods. On a regular basis, the Company reviews the adequacy of its reserve based on historical experience, product knowledge and forecasted demand. The Company maintains an inventory valuation adjustment of $252 and $162 at December 31, 2010 and 2011, respectively.

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

        Advertising Costs.    Advertising costs are expensed as incurred. These costs were $553, $1,153, and $834 for the years ended December 31, 2009, 2010 and 2011, respectively.

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

        We test goodwill annually and as needed for impairment by reporting unit. The goodwill impairment review consists of a two-step process of first assessing the fair value of the reporting unit and comparing this to the carrying value. If this fair value exceeds the carrying value of the reporting unit, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, we would proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. Any such impairment loss would be recognized in the Company's results of operations in the period the impairment loss arose.

        We also evaluate our trade names annually for impairment using the relief from royalty method. We estimate what it would cost to license the trade names based upon estimated future revenue, an estimated royalty rate, capitalization rate and a discount rate which is subject to change from year to year. If the discounted present value of future tax effected royalty payments is less than the carrying value of the trade names, the trade name would be written down to its implied fair value. Our evaluation in 2011 did not result in an impairment.

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

        Income Taxes.    The Company recognizes deferred tax assets and liabilities for the expected future tax benefits or consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Judgment is required in determining the provision for income tax expense and related accruals, deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets. To the extent future taxable income against which these assets may be applied is not sufficient, some portion or all of our recorded deferred tax assets would not be realizable. Accounting for uncertain tax positions also requires significant judgments, including estimating the amount, timing and likelihood of ultimate settlement. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates. The Company uses a more-likely-than-not measurement attribute for all tax positions taken

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements.

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

        Financial Instruments.    The Company accounts for derivative instruments on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the intended use of the derivative. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Refer to Note 6, "Fair Value Measurements," for more information.

        Fair Value of Financial Instruments.    For purposes of financial reporting, all financial instruments required to be recorded at fair value have been recorded as such at December 31, 2010 and 2011, based upon terms currently available to the Company in financial markets. The fair value of the Company's interest rate and fuel commodity swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

        New Accounting Pronouncements.    In October 2009, the Financial Accounting Standards Board (FASB) issued amended guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenues based on those separate deliverables. This update also requires additional disclosure related to the significant assumptions used to determine the revenue recognition of the separate deliverables. This guidance is required to be applied prospectively to new or significantly modified revenue arrangements. The Company adopted this guidance effective January 1, 2011. The adoption of this accounting standards update did not have an impact on the Company's consolidated income statement, balance sheet or cash flow statement.

        In December 2010, the Financial Accounting Standards Board issued an update to accounting guidance for business combinations related to the disclosure of supplementary pro forma information. Accounting guidance for business combinations requires a public entity to disclose pro forma revenue and earnings for the combined entity as though the combination occurred at the beginning of the reporting period. This update clarifies that if a public entity presents comparative financial statements, the pro forma information for all business combinations occurring during the current year should be reported as though the combination occurred at the beginning of the prior annual reporting period. This update also expands the disclosure requirement to include the nature and amount of pro forma adjustments made to arrive at the disclosed pro forma revenue and earnings. This update is effective for business combinations for which the acquisition date is on or after annual reporting periods beginning after December 15, 2010. The effect of adoption would depend on the Company's acquisitions, if any, occurring after such date.

        In January 2010 the FASB issued an accounting standards update modifying the disclosure requirements related to fair value measurements. Under these requirements, purchases and settlements for Level 3 fair value measurements are presented on a gross basis, rather than net. The Company adopted this guidance effective January 1, 2011.

        In May 2011, the FASB issued accounting guidance which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRS"). This guidance is effective for fiscal years beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company's financial results.

        In June 2011, the FASB issued accounting guidance which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning on or after December 15, 2011 and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial results.

        In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company's financial results.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

        In December 2011, the FASB issued updated guidance that provides amendments for disclosures about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. The adoption of this guidance will not impact the Company's financial results.

        No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

3. Revisions to Income Statement Presentation

        The Company has determined that the amortization of deferred financing costs which was included in depreciation and amortization within operating expenses for the years ended December 31, 2010 and December 31, 2009 should have been included in interest expense. Accordingly, the Company has corrected the presentation of the amortization of deferred financing costs and included it as part of interest expense on the consolidated statement of operations. The Company has revised its consolidated statement of operations by decreasing depreciation and amortization expense within operating expenses and increasing interest expense by $876 for each of the years ended December 31, 2010 and 2009. Accordingly, income from continuing operations increased from $18,433 to $19,309 in 2010 and from $21,101 to $21,977 in 2009. This change in presentation does not impact income before income tax expense from continuing operations or net income and does not impact the consolidated balance sheets or the consolidated statement of cash flows for any period.

4. Discontinued Operations

        On February 5, 2010, the Company sold its MicroFridge® (Intirion Corporation) business to Danby Products. The transaction is valued at approximately $11,500. Danby Products paid Mac-Gray $8,500 in cash, and assumed existing liabilities and financial obligations for MicroFridge totaling approximately $3,000. The operations and cash flows of this business have been eliminated from the ongoing operations of the company as the result of this disposal transaction. Since the Company will not have any significant continuing involvement in the operations of this business, the Company has accounted for this business as a discontinued operation. All current and prior period financial information has been restated to reflect Intirion Corporation as a discontinued operation. The Company recorded a loss, net of taxes, as a result of this transaction, in the amount of $294. Concurrent with this transaction, the Company paid $8,000 on its Secured Term Loan.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

4. Discontinued Operations (Continued)

        Included in the table below are the key financial items related to the discontinued operation:

	2009	2010	2011
Revenue	$30,298	$2,200	$—

Interest expense, net(1)	$262	$20	$—

Income before income tax expense	$1,742	$83	$—
Income taxes on income from discontinued operations	668	39	—
Loss from disposal of discontinued operations, net of tax of $384	—	294	—

Income (loss) from discontinued operations, including loss on disposal of discontinued operations, net	$1,074	$(250)	$—

(1)
Represents the amount of interest allocated to the discontinued operation as a result of a requirement to pay $8,000 on the Company's Term Loan. The average interest rate used to calculate this allocation was 3.3%, and 2.5% for the years ended December 31, 2009 and 2010, respectively.

5. Long-Term Debt

        The Company has a senior secured credit agreement (the "Secured Credit Agreement") pursuant to which the Company may borrow up to $148,750 in the aggregate, including $18,750 pursuant to a Term Loan and up to $130,000 pursuant to a Revolver. The Term Loan requires quarterly principal payments of $750 at the end of each calendar quarter through December 31, 2012, with the remaining principal balance of $15,750 due on April 1, 2013. The Secured Credit Agreement also provides for Bank of America, N. A. to make Swingline Loans to us of up to $10,000 (the "Swingline Loans") and any Swingline Loans will reduce the borrowings available under the Revolver. Subject to certain terms and conditions, the Secured Credit Agreement gives the company the option to establish additional term and/or revolving credit facilities there under, provided that the aggregate commitments under the Secured Credit Agreement cannot exceed $220,000.

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

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

5. Long-Term Debt (Continued)

        Under the Secured Credit Agreement, the Company is subject to customary lending covenants, including restrictions pertaining to, among other things: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) the making of certain investments and loans, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the maintenance of a maximum total leverage ratio of not greater than 4.25 to 1.00, a maximum senior secured leverage ratio of not greater than 2.50 to 1.00, and a minimum consolidated cash flow coverage ratio of not less than 1.20 to 1.00, (viii) transactions with affiliates, and (ix) changes to governing documents and subordinate debt documents, in each case subject to baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at December 31, 2011.

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

        As of December 31, 2011, there was $81,419 outstanding under the Revolver, $18,750 outstanding under the Term Loan and $1,380 in outstanding letters of credit. The available balance under the Revolver was $47,201 at December 31, 2011. The average interest rates on the borrowings outstanding under the Secured Credit Agreement at December 31, 2010 and 2011 were 5.56% and 4.31%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreement tied to the debt.

        On August 16, 2005, the Company issued senior unsecured notes in the amount of $150,000. These notes bear interest at 7.625% payable semi-annually each February and August. A portion of the senior notes is tied to an interest rate swap agreement (see Note 5 for discussion on Fair Value Measurements). After taking the swap agreement into effect, the average interest rates on the senior notes at December 31, 2010 and 2011 were 5.80% and 7.63%, respectively. The maturity date of the notes is August 15, 2015. The proceeds from the senior notes, less financing costs, were used to pay

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

5. Long-Term Debt (Continued)

down senior bank debt. Since the senior notes are not widely traded, the market value of these notes approximates book value at December 31, 2011.

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

        On October 21, 2011 the Company redeemed $50,000 of its senior notes by utilizing $51,271 of availability under its revolving credit facility. The Company paid a premium of $1,271 and wrote off unamortized deferred financing costs of $623 associated with this redemption. The total of $1,894 has been classified as a loss on early extinguishment of debt.

        The terms of the senior notes include customary covenants, including, but not limited to, restrictions pertaining to: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) payment of dividends on or making of distributions in respect of capital stock or making certain other restricted payments or investments, (iii) entering into agreements that restrict distributions from restricted subsidiaries, (iv) sale or other disposition of assets, including capital stock of restricted subsidiaries, (v) transactions with affiliates, (vi) incurrence of liens, (vii) sale/leaseback transactions, and (viii) merger, consolidation or sale of substantially all of our assets, in each case subject to numerous baskets, exceptions and thresholds. The Company was in compliance with these and all other financial covenants at December 31, 2011.

        The terms of the senior notes provide for customary events of default, including, but not limited to: (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants and limitations, (iii) certain insolvency or receivership events affecting us or any of our subsidiaries, and (iv) unsatisfied material judgments, claims or liabilities against us. There were no events of default under the senior notes at December 31, 2011.

        Interest expense associated with the company's long term debt is comprised of the following:

	2009	2010	2011
Interest expense	$19,675	$14,882	$13,309
Change in the fair value of non-hedged derivative instruments	(893)	(1,454)	(664)
Amortization of deferred financing costs	876	876	836

Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs	$19,658	$14,304	$13,481

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

5. Long-Term Debt (Continued)

        Capital lease obligations on the Company's fleet of vehicles totaled $3,833 and $2,659 at December 31, 2010 and 2011, respectively.

        Required payments under the Company's long-term debt and capital lease obligations are as follows:

Amount
2012	$4,190
2013	98,098
2014	503
2015	100,037
2016	—
Thereafter	—

$202,828

        For purposes of financial reporting, the Company's Secured Credit Agreement approximates book value at December 31, 2011 given that the interest rates associated with the credit facility approximate current market rates. The Company's senior notes are valued at approximately $102,625 based on quoted market rates at December 31, 2011.

        The Company historically has not needed sources of financing other than its internally generated cash flow and revolving credit facilities to fund its working capital, capital expenditures and smaller acquisitions. See Note 20, "Subsequent Events," for further information.

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

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

6. Fair Value Measurements (Continued)

        The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the consolidated balance sheet at December 31, 2011:

		Basis of Fair Value Measurments
	Balance at December 31, 2011	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (included in accrued expenses and other current liabilities)	$1,692	$—	$1,692	$—
Interest rate swap derivative financial instruments (included in other liabilities)	$349	$—	$349	$—
Fuel comodity derivative (included in accrued expenses)	$34	$—	$—	$34

        The Company has entered into standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "Swap Agreements") to manage the interest rate risk associated with its debt. The interest rate Swap Agreements effectively convert a portion of the Company's variable rate debt to a long-term fixed rate. Under these agreements the Company receives a variable rate of LIBOR plus a markup and pays a fixed rate.

        The Company also entered into an interest rate swap agreement to manage the interest rate associated with its senior unsecured notes. This interest rate swap agreement effectively converted a portion ($100 million) of our fixed rate senior unsecured notes to a variable rate. Under this agreement the Company received the fixed rate of 7.625% and paid a variable rate of LIBOR plus the applicable margin charged by the banks. This interest rate swap agreement had an associated call feature that allowed the counterparty to terminate this agreement at their option. On July 22, 2011, the counterparty exercised their right to terminate this agreement effective August 21, 2011. The Company received proceeds from this termination in the amount of $2,542. The amount is reflected in the operating section of the statement of cash flow.

        In December 2010 the Company entered into a fuel commodity derivative to manage the fuel cost of its fleet of vehicles. The settlements under the agreement were effective April 1, 2011 and expired December 31, 2011. The derivative had a monthly notional amount of 80,000 gallons from April 1, 2011 through December 31, 2011 for a total notional amount of 720,000 gallons. The Company had a put price of $3.015 per gallon and a strike price of $3.50 per gallon. This contract resulting in $103 of net realized gains during 2011 was settled as of December 31, 2011. On September 23, 2011, the Company entered into an additional fuel commodity derivative. This derivative has a monthly notional amount of 85 thousand gallons and settlements under the agreement are effective from January 1, 2012 through December 31, 2012 for a total notional amount of 1.02 million gallons. The Company has a put price of $3.205 per gallon and a strike price of $3.70 per gallon. The Company recognized a non-cash unrealized loss of $34 for the year ended December 31, 2011 on the remaining effective fuel commodity derivative as a result of change in fair value. The activity related to the fuel commodity derivative is reflected in the operating section of the statement of cash flow.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

6. Fair Value Measurements (Continued)

        The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and are considered a Level 2 item. The fuel commodity derivative is based on market assumptions and a quoted price from the counter party and is considered a Level 3 item. The activity related to the interest rate derivative is reflected in the operating section of the statement of cash flow.

        The fuel commodity derivative activity for the year ended December 31, 2011 is as follows:

Balance, December 31, 2010	$—
Realized gains	103
Unrealized losses	(34)
Settlements	(103)

Balance, December 31, 2011	$(34)

        One of the Company's interest rate Swap Agreements qualifies as a cash flow hedge while the others do not. Change in fair value of the interest rate Swap Agreements that do not qualify for hedge accounting treatment is recognized in the income statement in the period in which the change occurs. The effective portion of the interest rate Swap Agreement that qualifies for hedge accounting is included in Other Comprehensive Loss in the period in which the change occurs, while the ineffective portion, if any, is recognized in income in the period in which the change occurs.

        During the first quarter of 2010, the Company no longer qualified for hedge accounting treatment for one of its interest rate swap agreements. Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost must be reclassified as an earnings charge through the maturity date of the derivative. This charge amounted to $448 for the year ended December 31, 2011. The remaining balance of $152 associated with this swap and included in Accumulated Other Comprehensive Income will be charged against income through the maturity date of the swap agreement on April 1, 2013.

        The table below outlines the details of each remaining Swap Agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount December 31, 2011	Expiration Date	Fixed Rate
May 8, 2008	$45,000	Amortizing	$30,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$25,000	Apr 1, 2013	3.78%

        In accordance with the interest rate Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate. With regard to the Company's floating to fixed rate swap agreements, if interest expense, as calculated, is greater based on the 90-day LIBOR, the financial institution pays the difference to the Company. If interest expense, as calculated, is greater based on the fixed rate, the Company pays the difference to the financial institution. With regard to the Company's fixed to floating rate interest rate swap agreement, if interest expense, as calculated, is greater based on the 90-day LIBOR, the Company pays the difference to the financial

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

6. Fair Value Measurements (Continued)

institution. If interest expense, as calculated, is greater based on the fixed rate, the financial institution pays the difference to the Company.

        Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counterparty to the interest rate Swap Agreements exposes the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated.

        The tables below display the impact the Company's derivative instruments had on the Consolidated Balance Sheets as of December 31, 2010 and 2011 and the Consolidated Income Statements for the years ended December 31, 2009, 2010 and 2011.

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2010		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses	$1,015	Accrued expenses	$949
Interest rate contracts	Other liabilites	931	Other liabilites	190
Derivatives not designated as hedging instruments:
Interest rate contracts	Accrued expenses	(532)	Accrued expenses	743
Interest rate contracts	Other liabilites	4	Other liabilites	159
Fuel commodity derivative	Accrued expenses	—	Accrued expenses	34

Total derivatives		$1,418		$2,075

	The Effect of Derivative Instruments on the Consolidated Income Statements For the Years Ended December 31, 2009, 2010 and 2011
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) December 31,								Location of Gain or (Loss) Recognized in Income on Derivative
				Location of Gain or (Loss)Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income December 31,			Derivatives Not Designated as Hedging Instruments		Amount of (Loss) Gain Recognized in Income on Derivative December 31,
Derivatives in Net Investment Hedging Relationships
	2009	2010	2011		2009	2010	2011			2009	2010	2011
Interest rate contracts	$(569)	$(2,026)	$(247)	Interest expense, including change in fair value of non-hedged derivative instuments	$(2,310)	$(2,817)	$(1,502)	Interest rate contracts	Interest expense, including change in fair value of non-hedged derivative instuments	$(615)	$3,480	$1,878

Fuel commodity derivative	$—	$—	$—	Cost of revenue	$—	$—	$—	Fuel commodity derivative	Cost of revenue	$—	$—	$69

        The table above includes realized and unrealized gains and losses related to derivative instruments.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

7. Prepaid Facilities Management Rent and Other Current Assets

        Prepaid facilities management rent and other current assets consist of the following:

	December 31,
	2010	2011
Prepaid facilities managment rent	$4,455	$3,901
Supplies	3,797	3,925
Notes receivable	76	72
Due from vendor	26	298
Prepaid marketing	97	89
Income tax receivable	229	—
Prepaid insurance	487	483
Other	749	992

	$9,916	$9,760

8. Prepaid Facilities Management Rent and Other Assets

        Prepaid facilities management rent and other assets consist of the following:

	December 31,
	2010	2011
Prepaid facilities managment rent	$10,173	$10,506
Notes receivable	123	88
Deposits	94	80
Other	296	281

	$10,686	$10,955

9. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

		December 31,
	Estimated Useful Life
		2010	2011
Facilities management equipment	2-10 years	$308,173	$322,972
Facilities management improvements	7-10 years	14,604	15,307
Leasehold improvements	5-10 years	1,521	1,601
Computer equipment and software	3-10 years	9,335	10,209
Furniture and fixtures	2-7 years	6,392	6,560
Trucks and autos	3-5 years	11,216	11,103

		351,241	367,752
Less: accumulated depreciation		225,487	241,961

		125,754	125,791
Facilities management equipment, not yet placed in service		2,314	1,413

Property, plant and equipment, net		$128,068	$127,204

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

9. Property, Plant and Equipment (Continued)

        Depreciation of property, plant and equipment totaled $33,461, $31,129, and $28,718 for the years ended December 31, 2009, 2010 and 2011, respectively.

        At December 31, 2010 and 2011, trucks and autos included $10,736 and $10,647, respectively, of equipment under capital lease with an accumulated amortization balance of $6,903 and $7,988, respectively.

10. Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following:

	As of December 31, 2010
	Cost	Accumulated Amortization	Net Book Value
Goodwill	$58,608		$58,608

	$58,608		$58,608

Intangible assets:
Trade name	$14,050	$—	$14,050
Non-compete agreements	4,041	3,995	46
Contract rights	237,888	60,966	176,922
Distribution rights	1,623	621	1,002
Deferred financing costs	6,798	3,674	3,124

	$264,400	$69,256	$195,144

	As of December 31, 2011
	Cost	Accumulated Amortization	Net Book Value
Goodwill	$58,173		$58,173

	$58,173		$58,173

Intangible assets:
Trade name	$14,050	$—	$14,050
Non-compete agreements	3,187	3,170	17
Contract rights	237,768	72,730	165,038
Distribution rights	1,623	784	839
Deferred financing costs	5,207	3,542	1,665

	$261,835	$80,226	$181,609

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

10. Goodwill and Intangible Assets (Continued)

        Estimated future amortization expense of intangible assets consists of the following:

2012	$12,281
2013	11,960
2014	11,855
2015	11,740
2016	11,527
Thereafter	107,273

$166,636

        Amortization expense of intangible assets for the years ended December 31, 2009, 2010 and 2011 was $13,139, $13,234, and $12,791, respectively.

11. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2010	2011
Accrued interest	$2,083	$2,895
Accrued salaries/benefits	1,491	1,494
Accrued commission/bonuses	4,070	3,519
Current portion of fair value of derivative instruments	483	1,726
Accrued stock compensation	720	616
Reserve for refunds	499	517
Accrued rent	789	645
Current portion of deferred retirement obligation	104	104
Accrued professional fees	586	1,186
Accrued personal property taxes	1,040	1,029
Accrued sales tax	2,657	2,708
Accrued benefit insurance	1,039	983
Other accrued expenses	437	463

	$15,998	$17,885

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

12. Income Taxes

        The federal and state income taxes consist of the following:

	Years Ended December 31,
	2009	2010	2011
Current state	$(129)	$1	$195
Deferred state	598	475	43
Current federal	(4,135)	—	—
Deferred federal	4,944	1,700	1,984

Total income taxes	$1,278	$2,176	$2,222

        The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities at December 31:

	2010	2011
Current deferred tax assets (liabilities):
Accounts receivable	$284	$147
Inventory	97	62
Accrued bonus and vacation	405	455
Accrued sales tax	—	248
Accrued rent	305	246
Prepaid expenses	(188)	(184)
Other	60	70

	963	1,044

Non-current deferred tax (liabilities) assets:
Depreciation	(32,037)	(37,096)
Amortization	(18,663)	(21,467)
Other comprehensive income	983	493
Stock based compensation	2,691	3,261
Derivative instrument interest	(436)	286
Net operating loss carryforwards	4,769	9,993
AMT credits	871	871
Other	450	235

	(41,372)	(43,424)
Valuation allowance against non-current deferred tax assets	(451)	(380)

	(41,823)	(43,804)

Net deferred tax liabilities	$(40,860)	$(42,760)

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

12. Income Taxes (Continued)

        For the years ended December 31, 2009, 2010 and 2011, the statutory income tax rate differed from the effective rate primarily as a result of the following differences:

	2009	2010	2011
Income taxes computed at federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	11.7	6.9	6.8
Change in state deferred rate	(1.1)	(0.4)	(5.0)
Non-deductible compensation	—	1.8	3.3
Change in valuation allowance	4.1	0.1	(0.9)
Meals & entertainment	3.3	1.6	1.4
Non-deductible stock options	2.1	0.3	0.5
Other	1.0	(0.9)	0.3

Effective tax rate	55.1%	43.4%	40.4%

        At December 31, 2011, the Company had a federal net operating loss carryforward of $28,727, of which $1,528 expires in the year 2028, $9,960 expires in the year 2030 and $17,239 expires in the year 2031, and state net operating loss carryforwards of $22,026 which expire at various times through the year 2031. At December 31, 2011, $3,206 of federal and state net operating loss carryforwards relate to deduction for stock option compensation for which the associated tax benefit will be credited to additional paid in capital when realized. The Company has evaluated the positive and negative evidence bearing upon the realization of the net operating losses and has decreased the valuation allowance to $380 for the corresponding deferred tax asset, which is comprised principally of state net operating loss carryovers incurred not expected to be utilized.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2007. All material state and local income tax matters have been concluded for years through 2006.

        As of December 31, 2011 and 2010, the uncertain tax positions recognized by the Company in the consolidated financial statements were not material.

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

        Future minimum lease payments under non-cancelable operating and capital leases consist of the following:

	Capital Leases	Operating Leases
Year ended December 31,
2012	$1,190	$3,473
2013	929	2,925
2014	503	2,581
2015	37	2,255
2016	—	607
Thereafter	—	494

	2,659	$12,335

Less: future minimum lease payments due within one year	1,190

Amounts due after one year	$1,469

        Rent expense incurred by the Company under non-cancelable operating leases totaled $3,966, $4,338, and $4,242 for the years ended December 31, 2009, 2010 and 2011, respectively.

        Guaranteed Facilities Management Rent Payments.    The Company operates card- and coin-operated facilities management laundry rooms under various lease agreements in which the Company is required to make minimum guaranteed rent payments to the respective lessors. The following is a schedule by years of future minimum guaranteed rent payments required under these lease agreements that have initial or remaining non-cancelable contract terms in excess of one year as of December 31, 2011:

2012	$17,030
2013	13,577
2014	10,616
2015	7,696
2016	6,086
Thereafter	13,330

$68,335

15. Employee Benefit and Stock Plans

        Retirement Plans.    The Company maintains a qualified profit-sharing/401(k) plan (the "Plan") covering substantially all employees. The Company's contributions to the Plan are at the discretion of

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

15. Employee Benefit and Stock Plans (Continued)

the Board of Directors. Costs under the Plan amounted to $1,396, $0 and $839 for the years ended December 31, 2009, 2010, and 2011, respectively.

        Stock Option and Incentive Plans.    On April 7, 1997, the Company's stockholders approved the 1997 Stock Option and Incentive Plan for the Company (the "1997 Stock Plan"). On May 26, 2005, the Company's stockholders approved the 2005 Stock Option and Incentive Plan for the Company (the "2005 Stock Plan"). On May 8, 2009, the Company's stockholders approved the 2009 Stock Option and Incentive Plan for the Company which was amended by the stockholders on May 26, 2010 (the "2009 Stock Plan" and together with the 1997 and 2005 Stock Plans the "Stock Plans"). The Stock Plans are designed and intended as a performance incentive for officers, employees, and independent directors to promote the financial success and progress of the Company. All officers, employees and independent directors are eligible to participate in the Stock Plans. Awards, when made, may be in the form of stock options, restricted stock, restricted stock units, unrestricted stock options, and dividend equivalent rights. The Stock Plans require the maximum term of options to be ten years. Costs under the Plans amounted to $2,593, $3,195, and $3,673 for the years ended December 31, 2009, 2010 and 2011, respectively. The related income tax benefit recognized was $946, $1,214, and $1,371 for the years ended December 31, 2009, 2010 and 2011, respectively.

        Employee options generally vest such that one-third of the options will become exercisable on each of the first through third anniversaries of the date of grant of the options; however, the administrator of the Stock Plans may determine, at its discretion, the vesting schedule for any option award. In the event of termination of the optionee's relationship with the Company, vested options not yet exercised terminate within 90 days. The restricted stock granted to independent directors as part of their annual compensation vests on May 1st of the succeeding year. Directors have one year after leaving the board to exercise previously granted options. The exercise prices are the fair market value of the shares underlying the options on the respective dates of the grants. The Company issues shares upon exercise of options from its treasury shares, if available. The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing model.

        The fair values of the stock options granted in 2009, 2010, and 2011 were estimated using the following components:

	2009	2010	2011
Weighted average fair value of options at grant date	$3.06	$3.77	$6.75
Risk free interest rate	1.695% – 2.35%	2.167% – 2.44%	2.301% – 2.642%
Estimated forfeiture rate	0.00% – 11.00%	0.00% – 16.00%	0.00% – 16.00%
Estimated option term	6.0 – 8.5 years	5.0 – 6.0 years	6.0 – 7.0 years
Expected volatility	35.53% – 43.40%	49.46% – 51.53%	49.16% – 50.89%

        The expected volatility of the Company's stock price was based on the weighted average of the historical performance over the prior number of years equal to the expected term and the two most recent years.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

15. Employee Benefit and Stock Plans (Continued)

        The following is a summary of stock option plan activity under the Plans as of December 31, 2011, and changes during the year then ended:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	1,996,577	$9.40	$3.54
Granted	258,806	$14.98	$6.75
Exercised	(134,926)	$7.10	$2.89
Forfeited	(29,283)	$12.31	$5.32

Outstanding at December 31, 2011	2,091,174	$10.20	$3.96

Exercisable at December 31, 2011
Weighted average remaining life of the outstanding options			6.3
Weighted average remaining life of the exercisable options			5.56
Total intrinsic value of the outstanding options			$7,881
Total intrinsic value of the exercisable options			$6,009

	Year Ended December 31,
	2009	2010	2011
Weighted average fair value of options granted	$3.06	$3.77	$6.75
Intrinsic value of options exercised	468	3,243	1,065
Fair value of shares vested in 2011	4,027	1,583	1,236

        A summary of the status of the Company's nonvested shares as of December 31, 2011 and changes during the year then ended is presented below:

	Options	Average Grant Date Fair Value
Nonvested at January 1, 2011	731,469	$3.32
Granted	258,806	$6.75
Vested	(374,482)	$3.30
Forfeited	(26,450)	$5.49

Nonvested at December 31, 2011	589,343	$4.74

        In the year ended December 31, 2011, the Company granted restricted stock units covering 89,441 shares of stock with an average fair market value on date of grant of $14.91 per share. The stock vests in one year upon the achievement of certain performance objectives as determined by the Board of Directors at the beginning of the fiscal year. In addition, the Company granted a cash award equivalent to 44,959 restricted stock units and subject to the same performance criteria. The award had a fair value of $13.79 per share at December 31, 2011. As part of their annual compensation, the Company granted the independent directors 32,064 restricted stock units with a fair market value of $14.97 per

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

15. Employee Benefit and Stock Plans (Continued)

share on the date of grant. The restricted stock units vest over three years. The Company also granted restricted stock units covering 8,820 shares of stock with a fair market value of $15.60 per share that vest over three years and do not have a performance requirement. Restricted stock activity for fiscal 2011 is presented below:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011, including restricted stock to be settled in cash	203,550	$10.93
Restricted Stock Granted	175,285	$14.86
Dividend Earned	4,856	$—
Restricted Stock Issued	(134,055)	$10.30
Restricted Stock Settled in Cash	(28,025)	$14.95
Restricted Stock Forfeited	(7,521)	$9.78

Outstanding at December 31, 2011	214,090	$13.91

Restricted stock earned during the year	124,093	$13.95
Cash award equivalent of restricted stock units earned during the year	29,858	$13.79
Weighted average remaining life of the outstanding restricted stock	1.45
Total intrinsic value of the outstanding restricted stock		$77

        Stock based compensation expense related to nonvested options and restricted shares will be recognized in the following years:

2012	$2,306
2013	1,196
2014	95

$3,597

        At December 31, 2011, the stock plans provide for the issuance of up to 6,116,587 shares of common stock of which 1,638,915 shares have been issued pursuant to the exercise of option agreements or restricted stock awards. At December 31, 2011, 2,091,174 shares are subject to outstanding options, 214,088 shares have been granted, of which 132,355 are subject to certain performance criteria and 2,172,410 shares remain available for issuance. Of the 2,172,410 shares, 101,089 shares have been committed to future restricted stock awards for which performance criteria have not yet been established. Upon the adoption of the 2009 plan, no additional options can be issued from the 1997 and 2005 plans.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

15. Employee Benefit and Stock Plans (Continued)

        Mac-Gray Corporation 2001 Employee Stock Purchase Plan.    The Company established the Mac-Gray Corporation 2001 Employee Stock Purchase Plan (the "ESPP") in May 2001. Under the terms of the ESPP, eligible employees may have between 1% and 15% of eligible compensation deducted from their pay to purchase the company common stock. The per share purchase price is the fair market value of the stock on, the lower of, the first day or the last day of each six month interval. Up to 500,000 shares may be offered pursuant to the ESPP. The plan includes certain restrictions, such as the holding period of the stock by employees. At December 31, 2011, there were 120 participants in the ESPP. The number of shares of common stock purchased through the ESPP was 25,821 and 24,487 for the years ended December 31, 2010 and 2011, respectively. There have been 328,100 shares purchased since the inception of the ESPP. At December 31, 2010 and 2011, the Company had accumulated employee withholdings associated with this plan of $103 and $141 for acquisition of stock in 2011 and 2012, respectively.

16. Payment of dividends

        On February 5, 2010, the Company's Board of Directors approved the initiation of a quarterly dividend policy for its common stock. The Company had not previously paid dividends on any of its shares of capital stock. On January 20, 2011, the Company's Board of Directors approved an increase to the quarterly dividend policy to $0.055 per share ($0.22 per share on an annualized basis). The Company declared dividends of $0.055 per share payable on April 1, 2011, July 1, 2011, October 1, 2011 and January 3, 2012. All dividends were paid in 2011 and have been reflected in the current financial statements.

17. Repurchase of Common Stock

        On December 21, 2011, the Company's Board of Directors authorized a share repurchase program under which the Company is authorized to purchase up to an aggregate of $2,000 of its common stock. As of December 31, 2011, the Company had not repurchased any shares.

18. Earnings Per Share

	Year Ended December 31,
	2009	2010	2011
Income (loss) from continuing operations, net	$1,041	$2,829	$3,276
Income (loss)from discontinued operations, net	1,074	(250)	—

Net income	$2,115	$2,579	$3,276

Weighted average number of common shares outstanding—basic	13,529	13,797	14,234
Effect of dilutive securites: Stock options	411	582	742

Weighted average number of common shares outstanding—diluted	13,940	14,379	14,976

Earnings(loss) per share—basic—continuing operations	$0.08	$0.21	$0.23

Earnings(loss) per share—diluted—continuing operations	$0.07	$0.20	$0.22

Earnings (loss) per share—basic—discontinued operations	$0.08	$(0.02)	$—

Earnings (loss) per share—diluted—discontinued operations	$0.08	$(0.02)	$—

Earnings per share—basic	$0.16	$0.19	$0.23

Earnings per share—diluted	$0.15	$0.18	$0.22

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

18. Earnings Per Share (Continued)

        There were 850 shares at December 31, 2009, 671 shares at December 31, 2010 and 295 shares at December 31, 2011 under option plans that were excluded from the computation of diluted earnings per share at December 31, 2009, 2010 and 2011, respectively, due to their anti-dilutive effects.

19. Summary of Quarterly Financial Information (unaudited)

	Year Ended December 31, 2010
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
Revenue	$81,503	$78,541	$78,241	$81,726	$320,011
Cost of revenue	66,118	66,562	65,883	68,696	267,259

Gross margin	15,385	11,979	12,358	13,030	52,752
Operating expenses	8,248	8,055	8,046	9,094	33,443

Income from operations	7,137	3,924	4,312	3,936	19,309
Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs	4,346	2,054	2,909	4,995	14,304

Income (loss) from continuing operations before income tax expense	2,791	1,870	1,403	(1,059)	5,005
Income tax expense (benefit)	1,319	641	577	(361)	2,176

Income (loss) from continuing operations	1,472	1,229	826	(698)	2,829
Loss from discontinued operations, net	(250)	—	—	—	(250)

Net income (loss)	$1,222	$1,229	$826	$(698)	$2,579

Earnings (loss) per share—basic—from continuing operations	$0.11	$0.09	$0.06	$(0.05)	$0.21	(a)

Earnings (loss) per share—diluted—from continuing operations	$0.11	$0.09	$0.06	$(0.05)	$0.20	(a)

Loss per share—basic—from discontinued operations	$(0.02)	$—	$—	$—	$(0.02	)(a)

Loss per share—diluted—from discontinued operations	$(0.02)	$—	$—	$—	$(0.02	)(a)

Earnings (loss) per share—basic	$0.09	$0.09	$0.06	$(0.05)	$0.19	(a)

Earnings (loss) per share—diluted	$0.09	$0.09	$0.06	$(0.05)	$0.18	(a)

Weighted average common shares outstanding—basic	13,677	13,791	13,807	13,913	13,797

Weighted average common shares outstanding—diluted	14,005	14,405	14,402	13,913	14,379

(a)
The sum of the quarterly earnings per share amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are computed independently of each other.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

19. Summary of Quarterly Financial Information (unaudited) (Continued)

	Year Ended December 31, 2011
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
Revenue	$82,293	$78,589	$78,492	$82,654	$322,028
Cost of revenue	66,404	66,674	65,716	68,006	266,800

Gross margin	15,889	11,915	12,776	14,648	55,228
Operating expenses	8,594	8,470	7,975	9,316	34,355

Operating income	7,295	3,445	4,801	5,332	20,873
Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs	3,817	2,664	3,682	3,318	13,481
Loss on early extinguishment of debt	—	—	—	(1,894)	(1,894)
Income before income tax expense	3,478	781	1,119	120	5,498
Income tax expense	1,412	277	515	18	2,222

Net income	$2,066	$504	$604	$102	$3,276

Earnings per share—basic	$0.15	$0.04	$0.04	$0.01	$0.23	(a)

Earnings per share—diluted	$0.14	$0.04	$0.04	$0.01	$0.22	(a)

Weighted average common shares outstanding—basic	14,090	14,244	14,286	14,313	14,234

Weighted average common shares outstanding—diluted	14,825	15,033	15,000	15,023	14,976

(a)
The sum of the quarterly earnings per share amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are computed independently of each other.

20. Subsequent Events

        On January 17, 2012, the Company's Board of Directors approved a 10% increase in the quarterly dividend to $0.0605 per share ($0.242 per share on an annualized basis). The Board declared a dividend of $0.0605 per share payable on April 1, 2012 to stockholders of record at the close of business on March 15, 2012.

        On February 29, 2012, the Company entered into an Amended and Restated Senior Secured Credit Agreement. The 2012 Credit Agreement provides for borrowings up to $250,000 under a revolving credit facility (the "Revolver"). The 2012 Credit Agreement matures on February 28, 2017. The 2012 Credit Agreement is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries. Outstanding indebtedness under the 2012 Credit Agreement bears interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate plus an applicable percentage, ranging from 1.75% to 2.75% per annum, determined by reference to our consolidated total leverage ratio, and (ii) in the case of base rate loans and swingline loans, the higher of (a) the federal funds rate plus

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

20. Subsequent Events (Continued)

0.50%, (b) the annual rate of interest announced by Bank of America, N.A. as its "prime rate," or (c) for each day, the floating rate of interest equal to LIBOR for a one month term quoted for such date (the highest of which is defined as the "Base Rate"), plus, in each case, an applicable percentage, ranging from 0.75% to 1.75% per annum, determined by reference to our consolidated total leverage ratio.

        The Company will pay a commitment fee equal to a percentage of the actual daily-unused portion of the Revolver under the 2012 Credit Agreement. This percentage will be determined quarterly by reference to the Company's consolidated total leverage ratio and will range between 0.250% per annum and 0.500% per annum. For purposes of the calculation of the commitment fee, letters of credit will be considered usage under the Revolver, but swingline loans will not be considered usage under the Revolver.

        The 2012 Credit Agreement includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios. The most significant financial ratios that the Company is required to maintain include a consolidated total leverage ratio of not greater than 3.75 to 1.00 (3.50 to 1.00 as of December 31, 2013 and thereafter) and a consolidated cash flow coverage ratio of not less than 1.20 to 1.00.

        As of December 31, 2011, the Company has non-cash net deferred financing costs of $498 related to the 2008 Senior Secured Credit Facility. The Company is in the process of evaluating any potential write-off associated with the 2012 Secured Credit Facility.

        On February 29, 2012, the Company issued a notice to redeem $100,000 of its senior notes effective March 30, 2012. On the effective date, the Company will redeem $100,000 of its senior notes, which will constitute a full redemption of the notes, by utilizing $103,495 of availability under the 2012 Credit Agreement.

        As of December 31, 2011, the Company has non-cash net deferred financing costs of $1,167 related to its senior notes which will be written off in conjunction with the redemption.

MAC-GRAY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2009, 2010, AND 2011

	Balance Beginning of Year	Charged to Cost and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2009:
Allowance for doubtful accounts	$357	$90	$249	$198

Inventory reserves—valuation adjustment	$265	$69	$104	$230

Income tax valuation allowance	$350	$95	$—	$445

Year Ended December 31, 2010:
Allowance for doubtful accounts	$198	$169	$38	$329

Inventory reserves—valuation adjustment	$230	$245	$223	$252

Income tax valuation allowance	$445	$6	$—	$451

Year Ended December 31, 2011:
Allowance for doubtful accounts	$329	$139	$83	$385

Inventory reserves—valuation adjustment	$252	$135	$225	$162

Income tax valuation allowance	$451	$—	$71	$380