Form 10-Q
period 2012-03-31
MAC-GRAY CORP
filed 2012-05-10
CIK 1038280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, 14,357,984 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.         Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	March 31,
	2011	2012
Assets
Current assets:
Cash and cash equivalents	$13,881	$13,807
Trade receivables, net of allowance for doubtful accounts	5,586	5,728
Inventory of finished goods, net	1,487	1,984
Deferred income taxes	1,044	1,044
Prepaid facilities management rent and other current assets	9,760	9,364
Total current assets	31,758	31,927
Property, plant and equipment, net	127,204	128,027
Goodwill	58,173	58,064
Intangible assets, net	181,609	178,751
Prepaid facilities management rent and other assets	10,955	11,206
Total assets	$409,699	$407,975

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,190	$1,121
Trade accounts payable	8,528	9,816
Accrued facilities management rent	20,917	21,866
Accrued expenses and other current liabilities	17,885	10,943
Total current liabilities	51,520	43,746
Long-term debt and capital lease obligations	198,638	206,919
Deferred income taxes	43,804	43,766
Other liabilities	1,923	1,937
Total liabilities	295,885	296,368

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock ($.01 par value, 5 million shares authorized, no shares issued or outstanding)	—	—
Common stock ($.01 par value, 30 million shares authorized, 14,335,290 issued and outstanding at December 31, 2011, and 14,480,769 issued and 14,350,602 outstanding at March 31, 2012)	143	145
Additional paid in capital	86,217	87,505
Accumulated other comprehensive loss	(792)	(654)
Retained earnings	28,246	26,564
	113,814	113,560
Less: common stock in treasury, at cost (130,167 shares at March 31, 2012)	—	(1,953)
Total stockholders’ equity	113,814	111,607
Total liabilities and stockholders’ equity	$409,699	$407,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2012
Revenue:
Laundry facilities management revenue	$79,189	$80,305
Commercial laundry equipment sales	3,104	3,931
Total revenue	82,293	84,236

Cost of revenue:
Cost of laundry facilities management revenue	52,796	54,966
Depreciation and amortization	11,031	10,437
Cost of commercial laundry equipment sales	2,577	3,197
Total cost of revenue	66,404	68,600

Gross margin	15,889	15,636

Operating expenses:
General and administration	4,762	6,692
Sales and marketing	3,728	2,878
Depreciation and amortization	171	201
Incremental costs of proxy contests	25	83
(Gain) loss on sale of assets, net	(92)	14
Total operating expenses	8,594	9,868
Income from operations	7,295	5,768
Interest expense, including change in fair value of non-hedged interest rate
derivative instruments and amortization of deferred financing costs	3,817	3,342
Loss on early extinguishment of debt	—	3,762
Income (loss) before income tax expense	3,478	(1,336)
Income tax expense (benefit)	1,412	(569)
Net income (loss)	2,066	(767)
Other comprehensive gain, net of tax:
Unrealized gain on derivative instruments	254	138
Comprehensive income (loss)	$2,320	$(629)
Net income (loss) per share — basic	$0.15	$(0.05)
Net income (loss) per share — diluted	$0.14	$(0.05)
Weighted average common shares outstanding - basic	14,090	14,375
Weighted average common shares outstanding - diluted	14,825	14,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other			Treasury Stock
	Number		Paid In	Comprehensive	Comprehensive	Retained	Number
	of shares	Value	Capital	Loss	Loss	Earnings	of shares	Cost	Total
Balance, December 31, 2011	14,335,290	$143	$86,217	$(792)		$28,246	—	$—	$113,814
Net loss	—	—	—	—	$(767)	(767)	—	—	$(767)
Other comprehensive income:
Unrealized gain on derivative instrument and reclassification adjustment, net of tax of $95 (Note 4)	—	—	—	138	138	—	—	—	$138
Comprehensive loss					$(629)				$—
Repurchase of common stock							133,333	(2,000)	$(2,000)
Options Exercised	10,384	—	139	—		(23)	(3,166)	47	$163
Stock issuance - Employee									$—
Stock Purchase Plan	10,981	—	140	—		—	—	—	$140
Stock compensation expense	—	—	644	—		—	—	—	$644
Dividends paid, $.0605 per share	—	—	15	—		(891)	—	—	$(876)
Stock grants	124,114	2	350	—		(1)	—	—	$351
Balance, March 31, 2012	14,480,769	$145	$87,505	$(654)		$26,564	130,167	$(1,953)	$111,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended March 31,
	2011	2012
Cash flows from operating activities:
Net income (loss)	$2,066	$(767)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	11,202	10,638
Amortization of deferred financing costs	219	176
Loss on early extinguishment of debt	—	1,220
Increase (decrease) in allowance for doubtful accounts and lease reserves	6	(28)
(Gain) Loss on disposition of assets	(92)	14
Stock grants	354	351
Loss (gain) on change in fair value of interest rate derivatives	365	(89)
Gain on change in fair value of fuel commodity derivatives	(279)	(250)
Deferred income taxes	596	4
Non-cash stock compensation	774	644
Decrease (Increase) in accounts receivable	558	(114)
Increase in inventory	(331)	(497)
Increase in prepaid facilities management rent and other assets	(281)	(703)
Decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	(5,615)	(4,117)
Net cash flows provided by operating activities	9,542	6,482

Cash flows from investing activities:
Capital expenditures	(7,187)	(7,734)
Proceeds from sale of assets	156	36
Net cash flows used in investing activities	(7,031)	(7,698)

Cash flows from financing activities:
Payments on capital lease obligations	(447)	(362)
Payment on Senior Notes	—	(100,000)
Payments on 2008 secured revolving credit facility	(30,094)	(93,170)
Borrowings on 2008 secured revolving credit facility	29,453	18,799
Payments on 2008 secured term credit facility	(750)	(18,750)
Payments on 2012 secured revolving credit facility	—	(13,303)
Borrowings on 2012 secured revolving credit facility	—	211,998
Proceeds from exercise of stock options	356	163
Proceeds from issuance of common stock	97	140
Debt acquisition costs	—	(1,497)
Cash dividend paid	(781)	(876)
Repurchase of common stock	—	(2,000)
Net cash flows (used in) provided by financing activities	(2,166)	1,142

Increase (Decrease) in cash and cash equivalents	345	(74)
Cash and cash equivalents, beginning of period	13,013	13,881
Cash and cash equivalents, end of period	$13,358	$13,807

Supplemental disclosure of non-cash investing and financing activities: during the three months ended March 31, 2011 and 2012, the Company acquired various vehicles under capital lease agreements totaling $178 and $0, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of Mac-Gray Corporation (the “Company” or “Mac-Gray,”) the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which are necessary to present fairly the Company’s financial position, the results of its operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2011audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K for the year ended December 31, 2011. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.  Revisions to Income Statement Presentation

The Company has determined that the amortization of deferred financing costs which was included in depreciation and amortization within operating expenses for the three months ended March 31, 2011 should have been included in interest expense.  Accordingly, the Company has corrected the presentation of the amortization of deferred financing costs and included it as part of interest expense on the consolidated statement of operations.  The Company has revised its consolidated statement of operations by decreasing depreciation and amortization expense within operating expenses and increasing interest by $219 for the three months ended March 31, 2011. Accordingly, income from operations increased from $7,076 to $7,295 for the three months ended March 31, 2011.  This change in presentation does not impact income before income tax expense or net income; nor does it impact the consolidated balance sheet or the consolidated statement of cash flow.

3. Long-Term Debt

On February 29, 2012, the Company entered into an Amended and Restated Senior Secured Credit Agreement (the “2012 Credit Agreement”).  The 2012 Credit Agreement provides for borrowings up to $250,000 under a revolving credit facility (the “Revolver”).  The 2012 Credit Agreement matures on February 28, 2017. The 2012 Credit Agreement is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries.  Outstanding indebtedness under the 2012 Credit Agreement bears interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate plus an applicable percentage, ranging from 1.75% to 2.75% per annum (currently 2.75%), determined by reference to our consolidated total leverage ratio, and (ii) in the case of base rate loans and swingline loans, the higher of (a) the federal funds rate plus 0.50%, (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate,” or (c) for each day, the floating rate of interest equal to LIBOR for a one month term quoted for such date (the highest of which is defined as the “Base Rate”), plus, in each case, an applicable percentage, ranging from 0.75% to 1.75% per annum (currently 1.75%), determined by reference to our consolidated total leverage ratio.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

3. Long-Term Debt (continued)

The Company will pay a commitment fee equal to a percentage of the actual daily-unused portion of the Revolver under the 2012 Credit Agreement. This percentage will be determined quarterly by reference to the Company’s consolidated total leverage ratio and will range between 0.250% per annum and 0.500% per annum (currently 0.500%).  For purposes of the calculation of the commitment fee, letters of credit will be considered usage under the Revolver, but swingline loans will not be considered usage under the Revolver.

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

The Company incurred deferred financing costs of $1,497 associated with the 2012 Credit Agreement and wrote off unamortized deferred financing costs of $133 associated with the Company’s 2008 credit facility.

As of March 31, 2012, there was $205,743 outstanding under the Revolver and $1,380 in outstanding letters of credit. The available balance under the Revolver was $42,877 at March 31, 2012. The average interest rates on the borrowings outstanding under the prior credit agreement and the 2012 Credit Agreement at March 31, 2011 and 2012 were 5.41% and 4.00%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt (see Note 4 for discussion on Fair Value Measurements).

On August 16, 2005, the Company issued senior unsecured notes in the amount of $150,000 with the fixed interest rate of 7.625%. On October 21, 2011, the Company redeemed $50,000 of the senior notes by utilizing $51,271 of availability under its revolving credit facility. The Company paid a premium of $1,271 as well as interest accrued through the date of redemption and wrote off unamortized deferred financing costs of $623 associated with this redemption.  On March 30, 2012, the Company redeemed the remaining $100,000 of the senior notes by utilizing $103,495 of availability under the 2012 Credit Agreement and paying a premium of $2,542 as well as interest accrued through the date of redemption.  The Company wrote off the remaining $1,087 of unamortized deferred financing costs associated with this redemption.

Interest expense associated with the Company’s long term debt for the three months ended March 31, 2011 and 2012 is comprised of the following:

	March 31,	March 31,
	2011	2012

Interest expense	$3,233	$3,255
Change in the fair value of non-hedged interest rate derivative instruments	365	(89)
Amortization of deferred financing costs	219	176
Interest expense, including change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs	$3,817	$3,342

Capital lease obligations on the Company’s fleet of vehicles totaled $2,659 and $2,297 at December 31, 2011 and March 31, 2012, respectively.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

3.  Long-Term Debt (continued)

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2012(nine months)	$857
2013	914
2014	493
2015	33
2016	—
Thereafter	205,743
$208,040

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

4.  Fair Value Measurements

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

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

4. Fair Value Measurements (continued)

		Basis of Fair Value Measurments
	Balance at March 31, 2012	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (included in accrued expenses and other current liabilities)	$1,341	$—	$1,341	$—

Interest rate swap derivative financial instruments (included in other liabilities)	$377	$—	$377	$—

Fuel commodity derivatives (included in accrued expenses and other current liabilities)	$(216)	$—	$—	$(216)

The Company has entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (“Swap Agreements”) to manage the interest rate associated with its debt. The interest rate Swap Agreements effectively convert $54,000 of the Company’s variable rate debt to a long-term fixed rate. Under these agreements the Company receives a variable rate of LIBOR plus a markup and pays a fixed rate.  The Company recognized a non-cash unrealized gain of $390 and a loss of $218 for the three months ended March 31, 2012 and 2011, respectively, on the interest rate swap agreements as a result of the change in the fair value.

In December 2010 the Company entered into a fuel commodity derivative to manage the fuel cost of its fleet of vehicles. The derivative was effective April 1, 2011 and expired December 31, 2011.  On September 23, 2011 the Company entered into a fuel commodity derivative to manage the fuel cost of its fleet of vehicles. The derivative was effective January 1, 2012 and expires December 31, 2012.  The derivative has a monthly notional amount of 85 thousand gallons from January 1, 2012 through December 31, 2012 for a total notional amount of 1.02 million gallons. The Company has a put price of $3.205 per gallon and a strike price of $3.70 per gallon. The Company recognized a non-cash unrealized gain of $279 and $250 for the three months ended March 31, 2011 and 2012, respectively, on the fuel commodity derivatives as a result of the change in the fair value.

The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and are considered a Level 2 item. The fuel commodity derivative is based on market assumptions and a quoted price from the counter party and is considered a Level 3 item.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

4.  Fair Value Measurements (continued)

The fuel commodity derivative activity for the three months ended March 31, 2012 is as follows:

Balance, December 31, 2011	$(34)
Realized gains	13
Unrealized gains	250
Settlements	(13)
Balance, March 31, 2012	$216

The amount outstanding under our 2012 Credit Agreement is not measured at fair value in our accompanying condensed consolidated balance sheets.  We determine the fair value of the amount outstanding under our 2012 Credit Facility using Level 2 inputs. The fair value of our 2012 Credit Agreement at March 31, 2012 approximates carrying value.

During the first quarter of 2012, as a result of the senior note redemption (Note 3), the Company no longer qualified for hedge accounting treatment for one of its interest rate swap agreements.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost must be reclassified as an earnings charge through the maturity date of the derivative.  This charge, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $301 for the three months ended March 31, 2012 compared to $147 for the three months ended March 31, 2011, respectively. The remaining balance of $1,057 associated with these interest rate swap agreements and included in Accumulated Other Comprehensive Loss will be charged against income through the maturity date of the interest rate swap agreements on April 1, 2013.

The table below outlines the details of each remaining interest rate Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	March 31,	Expiration	Fixed
Origin	Amount	Amortizing	2012	Date	Rate

May 8, 2008	$45,000	Amortizing	$30,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$24,000	Apr 1, 2013	3.78%

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

Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counterparty to the interest rate Swap Agreements expose the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated given the counterparty’s creditworthiness.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Fair Value Measurements (continued)

The tables below display the impact the Company’s derivative instruments had on the Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012 and the Condensed Consolidated Income Statements for the three months ended March 31, 2011 and 2012.

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2011		March 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses	$949	Accrued expenses	$—
Interest rate contracts	Other liabilites	190	Other liabilites	—

Derivatives not designated as hedging instruments:
Interest rate contracts	Accrued expenses	743	Accrued expenses	1,341
Interest rate contracts	Other liabilites	159	Other liabilities	377
Fuel commodity derivatives	Accrued expenses	34	Accrued expenses	(216)

Total derivatives		$2,075		$1,502

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Fair Value Measurements (continued)

The Effect of Derivative Instruments on the Condensed Consolidated Income Statements

for the three months ended March 31, 2011 and 2012

Derivatives in Net Investment	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as	Location of Gain Recognized in	Amount of Gain Recognized in Income on Derivative
Hedging	March 31,	March 31,	Income (Effective	March 31,	March 31,	Hedging	Income on	March 31,	March 31,
Relationships	2011	2012	Portion)	2011	2012	Instruments	Derivative	2011	2012
Interest rate contracts:			Interest expense, including the change in the fair value of non-hedged derivative instruments:			Interest rate contracts:	Interest expense, including the change in the fair value of non-hedged derivative instruments:
Unrealized	$265	$(67)	Unrealized	$(147)	$(301)		Unrealized	$(218)	$390
Realized	(261)	(162)	Realized	(261)	(162)		Realized	430	(293)
Total	$4	$(229)	Total	$(408)	$(463)		Total	$212	$97

Fuel commodity derivatives:			Cost of revenue:			Fuel commodity derivatives:	Cost of revenue:
Unrealized	$—	$—	Unrealized	$—	$—		Unrealized	$279	$250
Realized	—	—	Realized	—	—		Realized	—	13
Total	$—	$—	Total	$—	$—		Total	$279	$263

5.  Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2011
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$58,173		$58,173
	$58,173		$58,173
Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	3,187	3,170	17
Contract rights	237,768	72,730	165,038
Distribution rights	1,623	784	839
Deferred financing costs	5,207	3,542	1,665
	$261,835	$80,226	$181,609

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

5. Goodwill and Intangible Assets (continued)

	As of March 31, 2012
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$58,064		$58,064
	$58,064		$58,064
Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	2,277	2,267	10
Contract rights	228,873	66,747	162,126
Distribution rights	1,623	824	799
Deferred financing costs	1,796	30	1,766
	$248,619	$69,868	$178,751

Estimated future amortization expense of intangible assets consists of the following:

2012 (nine months)	$8,934
2013	11,902
2014	11,896
2015	11,887
2016	11,887
Thereafter	107,302
$163,808

Amortization expense of intangible assets for the three months ended March 31, 2011 and 2012 was $3,305 and $3,105, respectively.

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

7.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three months ended
	March 31,
	2011	2012

Net income (loss)	$2,066	$(767)

Weighted average number of common shares outstanding - basic	14,090	14,375
Effect of dilutive securities:
Stock options and restricted stock units	735	—
Weighted average number of common shares outstanding - diluted	14,825	14,375

Net income (loss) per share - basic	$0.15	$(0.05)
Net income (loss) per share - diluted	$0.14	$(0.05)

For the three months ended March 31, 2012, 643 shares of potential common stock related to stock options and restricted stock units would have been included in the diluted earnings per share calculation had the Company recorded net income in the quarter. Additionally, 11 shares of potential common stock related to stock options and restricted stock units would have been excluded from the calculation of dilutive shares even if the company reported net income because the inclusion of such shares would have been anti-dilutive.

There were 256 shares under option plans that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2011 due to their anti-dilutive effects.

8.  Stock Compensation

During the three months ended March 31, 2012, grants of options for 288 shares were issued by the Company.  The grant-date fair values of employee share options and similar instruments are estimated using the Black-Scholes option-pricing model.  The fair values of the stock options granted were estimated using the following components:

Weighted average fair value of options at grant date	$5.07
Risk free interest rates	0.98% - 1.43%
Pre-vest forfeiture rates	0.00% - 19.00%
Expected life	6 years - 7 years
Expected volatility	42.103% - 44.067%
Dividend Yield	1.73%

During the three months ended March 31, 2012, the Company granted restricted stock units covering 57 shares of stock with a fair market value on date of grant of $14.02 per share.  The restricted stock units vest in one year subject to the achievement of certain performance objectives established by the Compensation Committee of the Board of Directors at the beginning of the fiscal year.  In addition, the Company granted 51 restricted stock units that give the grantee the option to settle the award in cash or in shares of common stock.  These restricted stock units are subject to the same performance criteria as the previously mentioned restricted stock awards. These awards are measured at their fair value at the end of each reporting period and recorded as a liability in accrued expenses.  The awards had a fair market value of $15.13 per share at March 31, 2012.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

8.  Stock Compensation (continued)

For the three months ended March 31, 2012, the Company incurred stock compensation expense of $821. The allocation of stock compensation expense is consistent with the allocation of the participants’ salaries and other compensation expenses.

At March 31, 2012, options for 540 shares and 191 restricted shares have been granted but have not yet vested.

Compensation expense related to unvested options and restricted shares will be recognized in the following years:

2012 (nine months)	$2,480
2013	1,253
2014	556
2015	42
$4,331

9.  Income Taxes

The following table presents the income tax expense and the effective income tax rates for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,
	2011	2012

Income tax expense (benefit)	$1,412	$(569)
Effective tax rate	41%	43%

The effective income tax rate on continuing operations is based upon the estimated income (loss) for the year and adjustments, if any, resulting from tax audits or other tax contingencies.

The changes in the effective tax rates for the three months ended March 31, 2011 and 2012 are the result of the relative impact of permanent differences and changes in estimated pretax annual profits.

As of March 31, 2012, the uncertain tax positions recognized by the Company in the consolidated financial statements were not material.

10.  New Accounting Pronouncements

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure.  Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.  It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in stockholders’ equity.  The guidance is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on our financial statements.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

10.  New Accounting Pronouncements (continued)

In June 2011, the FASB issued accounting guidance which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning on or after December 15, 2011 and early adoption is permitted. The Company adopted this guidance in the first quarter of 2012 with no impact on financial results.

In December 2011, the FASB issued updated guidance that provides amendments for disclosures about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013.  Disclosures required by the amendments should be provided retrospectively for all comparative periods presented.  The adoption of this guidance will not impact the Company’s financial results.

No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

11.  Payment of dividends

The Company’s Board of Directors declared a dividend of $0.0605 per share which was paid on March 30, 2012 to stockholders of record at the close of business on March 15, 2012.

12.  Repurchase of Common Stock

On December 31, 2011, the Company’s Board of Directors authorized a share repurchase program under which the Company is authorized to purchase up to an aggregate of $2,000 of its common stock. The Company repurchased 133 shares through March 31, 2012 under the plan for a total cash outlay of $2,000.

13. Subsequent Events

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Additional statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could,” “outlook” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements.  These forward-looking statements reflect our current views about future events and financial performance.  Investors should not rely on forward-looking statements because they are subject to a variety of factors that could cause actual results to differ materially from our expectations.  Factors that could cause or contribute to such differences include, but are not limited to, the following:

•                                    debt service requirements and covenants under our existing and future indebtedness;

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

•                                    provisions of our charter and bylaws that could discourage takeovers; and

•                                    those factors discussed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and our other filings with the Securities and Exchange Commission (“SEC”).

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

In this Quarterly Report on Form 10-Q, unless the context suggests otherwise, references to the “Company,” “Mac-Gray,” “we,” “us,” “our” and similar terms refer to Mac-Gray Corporation and its subsidiaries.  We have registered, applied to register or are using the following trademarks: Mac-Gray®, Web®, Hof™, Automatic Laundry Company™, LaundryView®, PrecisionWash™, Intelligent Laundry®, LaundryLinx™, TechLinx™,

VentSnake™, LaundryAudit™, e-issues™ Life Just Got Easier® , The Laundry Room Experts®, Change Point®, The Campus Clothes Line®, and Digital Laundry is here®. The following are trademarks of parties other than us: Maytag®, Whirlpool®, Amana®, Magic Chef®, KitchenAid®, and Estate®.

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

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base, and predictable capital needs.  For the three months ended March 31, 2012, our total revenue was $84,236. Approximately 95% of our total revenue for the three month period was generated by our facilities management business.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of March 31, 2012, approximately 84% of our installed equipment base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately four years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist primarily of a large number of relatively small amounts, which are associated with our entry into or renewal of leases. Our capital needs other than for laundry leases are not significant.  Accordingly, our capital needs are predictable and largely within our control.  For the three months ended March 31, 2012, we incurred $7,734 of capital expenditures. In addition, we made incentive payments of approximately $1,149 in the three months ended March 31, 2012 to property owners and property management companies in connection with obtaining our lease arrangements.

Through our commercial equipment sales and services business, we generate revenue by selling commercial laundry equipment.  For the three months ended March 31, 2012, our commercial laundry equipment sales business generated approximately 5% of our total revenue, and 5% of our gross margin. We anticipate that tight credit markets for our customers will continue to challenge our ability to maintain and grow our revenue from laundry equipment sales.

Our current priorities include: (i) continuing to reduce funded debt, thereby improving debt leverage ratios and reducing interest expense, (ii) maintaining capital expenditures at the levels needed to sustain and grow the business, (iii) increasing facilities management operating efficiencies in all markets, particularly the ones that have been influenced by acquisition activity in the past five years, (iv) improving the profitability of individual laundry facilities management accounts that come up for contract renewal, and (v) continuing to look for acquisitions that complement our current footprint.  One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. Approximately 8% to 10% of our laundry room leases are up for renewal each year.  Within any given geographic area, we may compete with local independent operators, regional operators and multi-region operators as well as property owners and property management companies who self-operate their laundry facilities. We devote substantial resources to our sales efforts and are focused on continued innovation in order to distinguish us from our competitors.

On February 29, 2012, the Company entered into an Amended and Restated Senior Secured Credit Agreement (“2012 Credit Agreement”) with a lending syndicate, including Bank of America, N.A., as Administrative Agent and Collateral Agent , Wells Fargo Bank, National Association, as Syndication Agent, and RBS Citizens, N.A. and TD Banknorth, NA, as Co-Documentation Agents.  See “Liquidity and Capital Resources” below.

On March 30, 2012, we redeemed the remaining $100,000 of our senior notes utilizing $103,495 of availability under the 2012 Credit Agreement.  The redemption price for the notes was 102.542%. Under the terms of the 2012 Credit Agreement, we will pay an interest rate of LIBOR plus a spread of between 1.75% and 2.75%. If there is not a significant change in LIBOR, we expect the cash payback on this strategy to be approximately six to eight months.

The Company’s Board of Directors declared a dividend of $0.0605 per share which was paid on March 30, 2012 to stockholders of record at the close of business on March 15, 2012.

On December 31, 2011, the Company’s Board of Directors authorized a share repurchase program under which the Company is authorized to purchase up to an aggregate of $2,000 of its common stock. The Company repurchased 133 shares through March 31, 2012 under the plan for a total cash outlay of $2,000.

Results of Operations (Dollars in thousands)

Three months ended March 31, 2012 compared to three months ended March 31, 2011

The information presented below for the three months ended March 31, 2012 and 2011 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended March 31,
			Increase	%
	2011	2012	(Decrease)	Change
Laundry facilities management revenue	$79,189	$80,305	$1,116	1%
Commercial laundry equipment sales revenue	3,104	3,931	827	27%
Total revenue from continuing operations	$82,293	$84,236	$1,943	2%

Revenue

Total revenue increased by $1,943, or 2%, to $84,236 for the three months ended March 31, 2012 compared to $82,293 for the three months ended March 31, 2011.

Laundry facilities management revenue.  Laundry facilities management revenue increased by $1,116, or 1%, to $80,305 for the three months ended March 31, 2012 compared to $79,189 for the three months ended March 31, 2011.The increase in revenue is the result of the net increased usage of the Company’s equipment in the markets in which the Company conducts business and vend price increases. The Company believes that the increase is due to improved apartment occupancy rates.  The occupancy rates in the B and C type multi-family apartments in which we operate have begun to improve but at a slower rate than the A type properties where we do not have a large presence. We expect revenue in our facilities management business to continue to be impacted by lower occupancy rates in several of our markets in the near term but to a lesser extent than it has in the recent past.  We continue to analyze economic trends to optimize our capital spending. The Company has resumed its review of vend pricing, which it had suspended during the economic downturn, in certain markets and has instituted vend increases where appropriate.

Commercial laundry equipment sales.  Revenue in the commercial laundry equipment sales business increased by $827, or 27%, to $3,931 for the three months ended March 31, 2012 compared to $3,104 for the three months ended March 31, 2011. Sales in the commercial laundry equipment sales business are sensitive to the strength of the local economy, the availability and cost of financing to small businesses, consumer confidence, and local permitting and therefore, tend to fluctuate significantly from period to period.  We are beginning to see improvement in these areas that impact us.

Cost of revenue

Cost of laundry facilities management revenue.  Cost of laundry facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing equipment and costs of collecting, counting, and depositing facilities management revenue. Cost of laundry facilities management revenue increased by $2,170, or 4%, to $54,966 for the three months ended March 31, 2012 as compared to $52,796 for the three months ended March 31, 2011. As a percentage of laundry facilities management revenue, cost of laundry facilities management revenue was 68% and 67% for the three months ended March

31, 2012 and 2011, respectively. Laundry facilities management rent as a percentage of laundry facilities management revenue was 48.6 % and 47.7% for the three months ended March 31, 2012 and 2011, respectively. Laundry facilities management rent can be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the laundry facilities management rent, as a function of laundry facilities management revenue, can vary. Other costs of laundry facilities management revenue increased by $892, or 6%, to $15,934 for the three months ended March 31, 2012 compared to $15,042 for the three months ended March 31, 2011. The increase in operating expenses for the three months ended March 31, 2012 compared to the same period in 2011 is attributable to cost increases associated with our fleet of vehicles, primarily fuel, and personnel related expenses. The increased personnel costs were offset, in part, by a decrease in personnel costs in administration and sales.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations decreased by $594, or 5%, to $10,437 for the three months ended March 31, 2012 as compared to $11,031 for the three months ended March 31, 2011. The decrease in depreciation and amortization for the three months ended March 31, 2012 as compared to the same period in 2011 is attributable to the Company’s decision, in the past two years, to closely manage capital investments in light of the uncertain economy. We have begun to increase our capital spending and expect depreciation expense to begin to increase.

Cost of laundry equipment sales.  Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment, and parts and supplies sold, as well as salaries, warehousing and distribution expenses.  Cost of commercial laundry equipment sales increased by $620, or 24%, to $3,197 for the three months ended March 31, 2012 as compared to $2,577 for the three months ended March 31, 2011. As a percentage of sales, cost of product sold was 81% and 83% for the three months ended March 31, 2012 and 2011, respectively. The increase in cost of sales for the three months ended March 31, 2012 compared to the same period ending March 31, 2011 is a direct result of the increase in revenue. Operating expenses were essentially unchanged in total. The gross margin in the commercial laundry equipment sales business unit was 19% and 17% for the three months ended March 31, 2012 and 2011, respectively. The fluctuation in gross margins in the three months ended March 31, 2012 compared to the same period in 2011 is due primarily to product mix.

Operating expenses

General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs.  General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs increased by $1,168, or 13%, to $9,854 for the three months ended March 31, 2012 as compared to $8,686 for the three months ended March 31, 2011. General and administration expense increased by $1,930.  Legal fees relating to a dispute that was concluded in the quarter accounted for a $2,200 increase.  Other general and administrative expenses decreased by $270. Sales and marketing expenses decreased by $850 primarily from a reduction in personnel related expenses and advertising costs.  Depreciation, amortization and incremental proxy costs contributed $88 to the increase in expenses in 2012 compared to the same period on 2011. As a percentage of total revenue, general and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs were 12% and 11% for the three months ended March 31, 2012 and 2011, respectively.

Gain (loss) on sale of assets

The loss of $14 and gain of $92 in the three months ended March 31, 2012 and 2011, respectively, are from the sale of vehicles and other fixed assets in the normal course of business.

Income from operations

Income from operations decreased by $1,527, or 21%, to $5,768 for the three months ended March 31, 2012 compared to $7,295 for the three months ended March 31, 2011 due primarily to the cumulative effect of the reasons discussed above.

Interest expense, including change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs

Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, decreased by $475, or 12%, to $3,342 for the three months ended March 31, 2012, as compared to $3,817 for the three months ended March 31, 2011. This decrease is primary attributable to a change in the fair value of non-hedged interest rate derivative instruments which was an unrealized loss of

$365 for the three months ended March 31, 2011 compared to an unrealized gain of $89 for the three months ended March 31, 2012.  Interest expense, excluding the change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, was $3,255 and $3,233 for the three months ended March 31, 2012 and 2011, respectively, an increase of $22, or less than 1%. The increase in interest on debt is primarily attributable to the termination in 2011 by the counterparty of one of our interest rate swap agreements which was favorable to us.

Interest expense associated with the company’s long term debt is comprised of the following:

	2011	2012

Interest expense	$3,233	$3,255
Change in the fair value of non-hedged interest rate derivative instruments	365	(89)
Amortization of deferred financing costs	219	176
Interest expense, including change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs	$3,817	$3,342

During the first quarter of 2012, the Company no longer qualified for hedge accounting treatment for one of its interest rate swap agreements.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost must be reclassified as an earnings charge through the maturity date of the derivative.  This charge, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $301 for the three months ended March 31, 2012 compared to $147 for the three months ended March 31, 2011, respectively. The remaining balance of $1,057 associated with these interest rate swap agreements and included in Accumulated Other Comprehensive Loss will be charged against income through the maturity date of the interest rate swap agreements on April 1, 2013.

Loss on early extinguishment of debt

Loss on early extinguishment of debt amounted to $3,762 for the three months ended March 31, 2012 and includes the premium of $2,542 we incurred for the early redemption of our senior unsecured notes and $1,087 of unamortized deferred financing costs associated with the redemption. We also wrote off $133 of unamortized deferred financing costs associated with our 2008 credit facility.

Income tax expense

Income tax expense decreased by $1,981 to a benefit of $569 for the three months ended March 31, 2012 compared to the income tax expense of $1,412 for the three months ended March 31, 2011. The decrease is the result of a pre-tax loss of $1,336 for the three months ended March 31, 2012 compared to pre-tax income of $3,478 for the three months ended March 31, 2011. The effective tax rate increased to 42.6% from 40.6% for the three months ended March 31, 2012, compared to the same period in 2011. The changes in the effective rate for the three months ended March 31, 2012 are the result of the relative impact of permanent differences and changes in estimated pretax annual profits.

Net Income (loss)

As a result of the foregoing, net income decreased by $2,833 to a loss of $767 for the three months ended March 31, 2012 compared to $2,066 for the same period ended March 31, 2011.

Seasonality

We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 14% of our total laundry facilities management revenue. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, our operating and capital expenditures have historically been higher during the third calendar quarter when we install a large amount of equipment while colleges and universities are generally on summer break.

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving credit facility described below. Capital requirements for the year ending December 31, 2012, including contract incentive payments, are currently expected to be between $35,000 and $38,000.  In the three months ended March 31, 2012, spending on capital expenditures was $ 7,734 and spending on contract incentives was $1,149. The capital expenditures for 2012 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

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

For the three months ended March 31, 2012, our source of cash was primarily from operating activities. Our primary uses of cash for the three months ended March 31, 2012 were the purchase of new laundry equipment, the premium paid to redeem our senior notes, the repurchase of our common stock, fees paid to refinance our 2012 Credit Agreement, and the payment of dividends. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, debt service, and capital expenditures.

On February 29, 2012, we entered into an Amended and Restated Senior Secured Credit Agreement (the “2012 Credit Agreement”).  The 2012 Credit Agreement provides for borrowings up to $250,000 under a revolving credit facility (the “Revolver”) and matures on February 28, 2017.  Borrowings under the 2012 Credit Agreement are collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries.  Outstanding indebtedness under the 2012 Credit Agreement bears interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate plus an applicable percentage, ranging from 1.75% to 2.75% per annum (currently 2.75%), determined by reference to our consolidated total leverage ratio, and (ii) in the case of base rate loans and swingline loans, the higher of (a) the federal funds rate plus 0.50%, (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate,” or (c) for each day, the floating rate of interest equal to LIBOR for a one month term quoted for such date (the highest of which is defined as the “Base Rate”), plus, in each case, an applicable percentage, ranging from 0.75% to 1.75% per annum (currently, 1.75%), determined by reference to our consolidated total leverage ratio.

We will pay a commitment fee equal to a percentage of the actual daily-unused portion of the Revolver under the 2012 Credit Agreement. This percentage will be determined quarterly by reference to our consolidated total leverage ratio and will range between 0.250% per annum and 0.500% per annum (currently 0.500%).  For purposes of the calculation of the commitment fee, letters of credit will be considered usage under the Revolver, but swingline loans will not be considered usage under the Revolver.

The 2012 Credit Agreement includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most significant financial ratios that we are required to maintain include a consolidated total leverage ratio of not greater than 3.75 to 1.00 (3.50 to 1.00 as of December 31, 2013 and thereafter) and a consolidated cash flow coverage ratio of not less than 1.20 to 1.00.

As of March 31, 2012, there was $205,743 outstanding under the Revolver and $1,380 in outstanding letters of credit. The available balance under the Revolver was $42,877 at March 31, 2012. The average interest rates on the borrowings outstanding under the prior credit agreement and the 2012 Credit Agreement at March 31, 2011 and 2012 were 5.41% and 4.00%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt (see Note 4 for discussion on Fair Value Measurements).

On October 21, 2011, we redeemed $50,000 of our 7.625% senior notes by utilizing $51,271 of availability under our revolving credit facility. On March 30, 2012, we redeemed the remaining $100,000 of our senior notes by utilizing $103,495 of availability under the 2012 Credit Agreement.

Operating Activities

For the three months ended March 31, 2012 and 2011, net cash flows provided by operating activities were $6,482 and $9,542 respectively. Cash flows from operations consists primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and general, administration, sales and marketing expenses. The most significant changes to cash flows for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 are a net loss of $767 in 2012 compared to net income of $2,066 in 2011, a decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities, a loss on early extinguishment of debt, and an increase in accounts receivable in 2012 compared to a reduction in 2011.

Investing Activities

For the three months ended March 31, 2012 and 2011, net cash flows used in investing activities were $7,698 and $7,031, respectively.  Capital expenditures for the three months ended March 31, 2012 and 2011 were $7,734 and $7,187, respectively, primarily for the acquisition of laundry equipment for new and renewed lease locations.

Financing Activities

For the three months ended March 31, 2012 and 2011, net cash flows provided by (used in) financing activities were $1,142 and ($2,166), respectively. Cash flows provided by (used in) financing activities consist of changes in long term debt, principally resulting from the redemption of our senior notes, amendment of our senior secured credit facility, the repurchase of our common stock, and the payment of dividends.

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of March 31, 2012 is as follows:

		Interest on
Fiscal	Long-term	variable rate	Facilites rent	Capital lease	Operating lease
Year	debt	debt (1)	commitments	commitments	commitments	Total
2012(nine months)	$—	$8,239	$13,282	$857	$2,598	$24,976
2013	—	8,239	14,158	914	2,925	$26,236
2014	—	8,239	11,202	493	2,581	$22,515
2015	—	8,239	8,234	33	2,255	$18,761
2016	—	8,239	6,674	—	607	$15,520
Thereafter	205,743	1,373	14,769	—	494	$222,379
Total	$205,743	$42,568	$68,319	$2,297	$11,460	$330,387

(1)          Interest is calculated using the Company’s average interest rate at March 31, 2012.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings and the change in fuel prices. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at March 31, 2012.

(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Variable rate	$—	$—	$—	$—	$—	$205,743	$205,743
Average interest rate	—	—	—	—	—	—	4.00%

We have entered into standard International Swaps and Derivatives Association interest rate swap agreements to manage the interest rate associated with our debt. The interest rate Swap Agreements effectively convert $54,000 of our variable rate debt to a long-term fixed rate. Under these agreements, we receive a variable rate of LIBOR plus a markup and pay a fixed rate. We recognized a non-cash unrealized gain of $390 and a loss of $218 for the three months ended March 31, 2012 and 2011, respectively, on the interest rate swap agreements as a result of the change in the fair value.

In December 2010 the Company entered into a fuel commodity derivative to manage the fuel cost of its fleet of vehicles. The derivative was effective April 1, 2011 and expired December 31, 2011.  On September 23, 2011 the Company entered into a fuel commodity derivative to manage the fuel cost of its fleet of vehicles. The derivative was effective January 1, 2012 and expires December 31, 2012.  The derivative has a monthly notional amount of 85 thousand gallons from January 1, 2012 through December 31, 2012 for a total notional amount of 1.02 million gallons. The Company has a put price of $3.205 per gallon and a strike price of $3.70 per gallon. The Company recognized a non-cash unrealized gain of $279 and $250 for the three months ended March 31, 2011 and 2012, respectively, on the fuel commodity derivatives as a result of the change in the fair value.

The fair values of the interest rate derivatives are based on quoted prices for similar instruments from a commercial bank.  These derivatives are considered to be Level 2 items.  The fuel commodity derivative is based on market assumptions and a quoted price from the counter party and is considered a Level 3 item.

During the first quarter of 2012, as a result of our senior note redemption, we no longer qualified for hedge accounting treatment for one of its interest rate swap agreements.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost must be reclassified as an earnings charge through the maturity date of the derivative.  This charge, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $301 for the three months ended March 31, 2012 compared to $147 for the three months ended March 31, 2011, respectively. The remaining balance of $1,057 associated with these interest rate swap agreements and included in Accumulated Other Comprehensive Loss will be charged against income through the maturity date of the interest rate swap agreements on April 1, 2013.

The table below outlines the details of each remaining interest rate Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	March 31,	Expiration	Fixed
Origin	Amount	Amortizing	2012	Date	Rate

May 8, 2008	$45,000	Amortizing	$30,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$24,000	Apr 1, 2013	3.78%

In accordance with the interest rate Swap Agreements and on a quarterly basis, interest expense is calculated based on the floating 90-day LIBOR and the fixed rate.  If interest expense, as calculated, is greater based on the 90-day LIBOR, the financial institution pays the difference to us.  If interest expense, as calculated, is greater based on the fixed rate we pay the difference to the financial institution. Depending on fluctuations in the LIBOR, our interest rate exposure and the related impact on interest expense and net cash flow may increase or decrease. The counter party to the interest rate Swap Agreements exposes us to credit loss in the event of non-performance; however, nonperformance is not anticipated.  The fair value of an interest rate Swap Agreement is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At March 31, 2012, the fair value of the interest rate Swap Agreements was a liability of $1,718.  This amount has been included in other liabilities on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2012 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.                                                Risk Factors

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.  The risks described in our annual report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.                                                         Purchases of Equity Securities by the Issuer (Dollars and shares in thousands)

On December 31, 2011, we announced a share repurchase program under which our Board of Directors authorized us to purchase up to an aggregate of $2,000 of our common stock.  At March 31, 2012, we repurchased 133 shares under the plan for a total cash outlay of $2,000.  There are no additional shares available to repurchase under the plan. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the three months ended March 31, 2012:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum dollar value of Shares that may yet be Purchased under the Plan or Program
January 1, 2012 through January 31, 2012	—	$—	—	$2,000
February 1, 2012 through February 29, 2012	—	$—	—	$2,000
March 1, 2012 through March 31, 2012	133	$15.00	133	$—
Total	133	$15.00	133	$—

Item 6.         Exhibits

10.1

Amended and Restated Senior Secured Credit Agreement, by and among Mac-Gray Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, Wells Fargo Bank, National Association, as Syndication Agent, RBS Citizens, N.A. and TD Bank, NA, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, dated as of February 29, 2012. (10.1) (1)

10.2	Form of Revolving Note pursuant to the Amended and Restated Senior Secured Credit Agreement in favor of the Lenders, in an aggregate total amount of up to $250,000,000. (10.2) (1)
10.3	Form of Swingline Note pursuant to the Amended and Restated Senior Secured Credit Agreement in favor of the Swingline Lenders, in an aggregate total amount of up to $10,000,000. (10.3) (1)
10.4

Amended and Restated Guarantee and Collateral Agreement, by and among Mac-Gray Corporation, the subsidiaries of Mac-Gray identified therein, and Bank of America, N.A., as Collateral Agent, dated as of February 29, 2012. (10.4) (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Income Statements, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text. (3)

(1)         Incorporated by reference to the relevant exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2012.  The number in parentheses following the description of the exhibit refers to the exhibit number in the Form 8-K.

(2)         Filed herewith.

(3)         Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
May 10, 2012	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal financial officer)