Form 10-Q/A
period 2012-03-31
MAC-GRAY CORP
filed 2012-05-11
CIK 1038280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO FORM 10-Q

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

EXPLANATORY NOTE

This amendment is being filed to amend Exhibit 32.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 to correct the date listed in Exhibit 32.1 from September 30, 2011 to March 31, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
May 11, 2012	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal financial officer)