Form 10-Q
period 2012-06-30
MAC-GRAY CORP
filed 2012-08-09
CIK 1038280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, 14,400,508 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.                                 Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	June 30,
	2011	2012
Assets
Current assets:
Cash and cash equivalents	$13,881	$12,812
Trade receivables, net of allowance for doubtful accounts	5,586	3,474
Inventory of finished goods, net	1,487	2,607
Deferred income taxes	1,044	1,044
Prepaid facilities management rent and other current assets	9,760	10,017
Total current assets	31,758	29,954
Property, plant and equipment, net	127,204	129,254
Goodwill	58,173	57,955
Intangible assets, net	181,609	175,710
Prepaid facilities management rent and other assets	10,955	11,202
Total assets	$409,699	$404,075

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,190	$1,155
Trade accounts payable	8,528	8,613
Accrued facilities management rent	20,917	20,020
Accrued expenses and other current liabilities	17,885	12,708
Total current liabilities	51,520	42,496
Long-term debt and capital lease obligations	198,638	204,200
Deferred income taxes	43,804	43,033
Other liabilities	1,923	1,559
Total liabilities	295,885	291,288

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock ($.01 par value, 5 million shares authorized, no shares issued or outstanding)	—	—
Common stock ($.01 par value, 30 million shares authorized, 14,335,290 issued and outstanding at December 31, 2011, and 14,480,769 issued and 14,398,326 outstanding at June 30, 2012)	143	145
Additional paid in capital	86,217	88,229
Accumulated other comprehensive loss	(792)	(472)
Retained earnings	28,246	26,121
	113,814	114,023
Less: common stock in treasury, at cost (82,443 shares at June 30, 2012)	—	(1,236)
Total stockholders’ equity	113,814	112,787
Total liabilities and stockholders’ equity	$409,699	$404,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
Revenue:
Laundry facilities management revenue	$74,959	$74,639	$154,148	$154,944
Commercial laundry equipment sales	3,630	3,188	6,734	7,119
Total revenue	78,589	77,827	160,882	162,063

Cost of revenue:
Cost of laundry facilities management revenue	52,760	53,274	105,556	108,240
Depreciation and amortization	10,913	10,393	21,944	20,830
Cost of commercial laundry equipment sales	3,001	2,651	5,578	5,848
Total cost of revenue	66,674	66,318	133,078	134,918

Gross margin	11,915	11,509	27,804	27,145

Operating expenses:
General and administration	4,669	4,511	9,431	11,203
Sales and marketing	3,435	2,785	7,163	5,663
Depreciation and amortization	187	209	358	410
Incremental costs of proxy contests	244	294	269	377
Gain on sale of assets, net	(65)	(54)	(157)	(40)
Total operating expenses	8,470	7,745	17,064	17,613
Income from operations	3,445	3,764	10,740	9,532
Interest expense, including the change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs	2,664	1,962	6,481	5,304
Loss on early extinguishment of debt	—	—	—	3,762
Income before provision for income taxes	781	1,802	4,259	466
Income tax expense	277	750	1,689	181
Net income	504	1,052	2,570	285
Other comprehensive gain, net of tax:
Unrealized gain on derivative instruments	84	182	338	320
Comprehensive income	$588	$1,234	$2,908	$605
Earnings per share — basic	$0.04	$0.07	$0.18	$0.02
Earnings per share — diluted	$0.03	$0.07	$0.17	$0.02
Weighted average common shares outstanding - basic	14,244	14,365	14,167	14,370
Weighted average common shares outstanding - diluted	15,033	15,055	14,923	15,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other			Treasury Stock
	Number		Paid In	Comprehensive	Comprehensive	Retained	Number
	of shares	Value	Capital	Loss	Income	Earnings	of shares	Cost	Total
Balance, December 31, 2011	14,335,290	$143	$86,217	$(792)		$28,246	—	$—	$113,814
Net income	—	—	—	—	$285	285	—	—	$285
Other comprehensive income:
Unrealized gain on derivative instrument and reclassification, net of tax of $207 (Note 4)	—	—	—	320	320	—	—	—	$320
Comprehensive income					$605
Repurchase of common stock	—	—	—	—		—	133,333	(2,000)	$(2,000)
Options Exercised	10,384	—	139	—		(112)	(13,761)	207	$234
Stock issuance - Employee
Stock Purchase Plan	10,981	—	140	—		—	—	—	$140
Stock compensation expense	—	—	1,365	—		—	—	—	$1,365
Dividends paid, $.121 per share	—	—		—		(1,752)	—	—	$(1,752)
Stock grants	124,114	2	368	—		(546)	(37,129)	557	$381
Balance, June 30, 2012	14,480,769	$145	$88,229	$(472)		$26,121	82,443	$(1,236)	$112,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended June 30,
	2011	2012
Cash flows from operating activities:
Net income	$2,570	$285
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	22,302	21,240
Amortization of deferred financing costs	438	266
Loss on early extinguishment of debt	—	1,220
Increase (decrease) in allowance for doubtful accounts and lease reserves	4	(43)
Gain on disposition of assets	(157)	(40)
Stock grants	414	381
Gain on change in fair value of interest rate derivatives	(442)	(235)
(Gain) loss on change in fair value of fuel commodity derivatives	(122)	24
Increase (decrease) in deferred income taxes	481	(687)
Non-cash stock compensation	1,526	1,365
Decrease in accounts receivable	2,106	2,155
Increase in inventory	(532)	(1,120)
Increase in prepaid facilities management rent and other assets	(2,268)	(2,211)
Decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	(1,259)	(5,628)
Net cash flows provided by operating activities	25,061	16,972

Cash flows from investing activities:
Capital expenditures	(15,526)	(15,460)
Proceeds from sale of assets	206	92
Net cash flows used in investing activities	(15,320)	(15,368)

Cash flows from financing activities:
Payments on capital lease obligations	(881)	(690)
Payment on senior notes	—	(100,000)
Payments on secured revolving credit facility	(61,212)	(137,490)
Borrowings on secured revolving credit facility	54,373	259,132
Payments on secured term credit facility	(1,500)	(18,750)
Proceeds from exercise of stock options	683	234
Proceeds from issuance of common stock	97	140
Debt acquisition costs	—	(1,497)
Cash dividend paid	(1,566)	(1,752)
Repurchase of common stock	—	(2,000)
Net cash flows used in financing activities	(10,006)	(2,673)

Decrease in cash and cash equivalents	(265)	(1,069)
Cash and cash equivalents, beginning of period	13,013	13,881
Cash and cash equivalents, end of period	$12,748	$12,812

Supplemental disclosure of non-cash investing and financing activities: during the six months ended June 30, 2011 and 2012, the Company acquired various assets under capital lease agreements totaling $350 and $325, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of Mac-Gray Corporation (the “Company” or “Mac-Gray,”) the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which are necessary to present fairly the Company’s financial position, the results of its operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2011 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K for the year ended December 31, 2011. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.  Revisions to Income Statement Presentation

The Company has determined that the amortization of deferred financing costs which was included in depreciation and amortization within operating expenses for the three and six months ended June 30, 2011 should have been included in interest expense.  Accordingly, the Company has corrected the presentation of the amortization of deferred financing costs and included it as part of interest expense on the condensed consolidated statements of income and comprehensive income.  The Company has revised its condensed consolidated statements of income and comprehensive income by decreasing depreciation and amortization within operating expenses and increasing interest by $219 and $438 for the three and six months ended June 30, 2011, respectively.  Accordingly, income from operations increased from $3,226 to $3,445 for the three months ended June 30, 2011 and from $10,302 to $10,740 for the six months ended June 30, 2011.  This change in presentation does not impact income before income tax expense or net income; nor does it impact the condensed consolidated balance sheets or the condensed consolidated statements of cash flows.

3.  Long-Term Debt

On February 29, 2012, the Company entered into an Amended and Restated Senior Secured Credit Agreement (the “2012 Credit Agreement”).  The 2012 Credit Agreement provides for borrowings up to $250,000 under a revolving credit facility (the “Revolver”).  The 2012 Credit Agreement matures on February 28, 2017. The 2012 Credit Agreement is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries.  Outstanding indebtedness under the 2012 Credit Agreement bears interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate plus an applicable percentage, ranging from 1.75% to 2.75% per annum (currently 2.50%), determined by reference to our consolidated total leverage ratio, and (ii) in the case of base rate loans and swingline loans, the higher of (a) the federal funds rate plus 0.50%, (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate,” or (c) for each day, the floating rate of interest equal to LIBOR for a one month term quoted for such date (the highest of which is defined as the “Base Rate”), plus, in each case, an applicable percentage, ranging from 0.75% to 1.75% per annum (currently 1.50%), determined by reference to our consolidated total leverage ratio.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

3.  Long-Term Debt (continued)

The Company pays a commitment fee equal to a percentage of the actual daily-unused portion of the Revolver under the 2012 Credit Agreement. This percentage is determined quarterly by reference to the Company’s consolidated total leverage ratio and ranges between 0.250% per annum and 0.500% per annum (currently 0.350%).  For purposes of the calculation of the commitment fee, letters of credit are considered usage under the Revolver, but swingline loans are not considered usage under the Revolver.

The 2012 Credit Agreement includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most significant financial ratios that the Company is required to maintain include a consolidated total leverage ratio of not greater than 3.75 to 1.00 (3.50 to 1.00 as of December 31, 2013 and thereafter) and a consolidated cash flow coverage ratio of not less than 1.20 to 1.00.  The Company was in compliance with all financial covenants at June 30, 2012.

The Company incurred deferred financing costs of $1,497 associated with the 2012 Credit Agreement and wrote off unamortized deferred financing costs of $133 associated with the Company’s 2008 credit facility.

As of June 30, 2012, there was $203,061 outstanding under the Revolver and $1,380 in outstanding letters of credit. The available balance under the Revolver was $45,559 at June 30, 2012. The average interest rates on the borrowings outstanding under the prior credit agreement and the 2012 Credit Agreement at June 30, 2011 and 2012 were 5.58% and 3.67%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt (see Note 4 for discussion on Fair Value Measurements).

On August 16, 2005, the Company issued senior unsecured notes in the amount of $150,000 with the fixed interest rate of 7.625%. On October 21, 2011, the Company redeemed $50,000 of the senior notes by utilizing $51,271 of availability under its 2008 credit facility. The Company paid a premium of $1,271 as well as interest accrued through the date of redemption and wrote off unamortized deferred financing costs of $623 associated with this redemption.  On March 30, 2012, the Company redeemed the remaining $100,000 of the senior notes by utilizing $103,495 of availability under the 2012 Credit Agreement and paying a premium of $2,542 as well as interest accrued through the date of redemption.  The Company wrote off the remaining $1,087 of unamortized deferred financing costs associated with this redemption.

Interest expense associated with the Company’s long term debt for the three and six months ended June 30, 2011 and 2012 is comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2012	2011	2012

Interest expense	$3,252	$2,018	$6,485	$5,273
Change in the fair value of non-hedged interest rate derivative instruments	(807)	(146)	(442)	(235)
Amortization of deferred financing costs	219	90	438	266
Interest expense, including change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs	$2,664	$1,962	$6,481	$5,304

Capital lease obligations comprised primarily of Company’s fleet of vehicles totaled $2,659 and $2,294 at December 31, 2011 and June 30, 2012, respectively.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

3.  Long-Term Debt (continued)

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2012(six months)	$591
2013	1,006
2014	585
2015	88
2016	24
Thereafter	203,061
$205,355

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

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

4.  Fair Value Measurements (continued)

		Basis of Fair Value Measurments
	Balance at June 30, 2012	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (included in accrued expenses and other current liabilities)	$1,278	$—	$1,278	$—

Fuel commodity derivatives (included in accrued expenses and other current liabilities)	$58	$—	$—	$58

The Company has entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (“Swap Agreements”) to manage the interest rate associated with its debt. The interest rate Swap Agreements effectively convert $53,000 of the Company’s variable rate debt to a long-term fixed rate. Under these agreements the Company receives a variable rate of LIBOR plus a markup and pays a fixed rate.  The Company recognized a non-cash unrealized gain of $440 and $930 for the three months ended June 30, 2012 and 2011, respectively, and a non-cash unrealized gain of $830 and $713 for the six months ended June 30, 2012 and 2011, respectively, on the interest rate Swap Agreements as a result of the change in the fair value.

In December 2010, the Company entered into a fuel commodity derivative to manage the fuel cost on its fleet of vehicles. The derivative was effective April 1, 2011 and expired December 31, 2011.  On September 23, 2011 the Company entered into an additional fuel commodity derivative. The derivative was effective January 1, 2012 and expires December 31, 2012.  The derivative has a monthly notional amount of 85 thousand gallons from January 1, 2012 through December 31, 2012 for a total notional amount of 1.02 million gallons. The Company has a put price of $3.205 per gallon and a strike price of $3.70 per gallon. The Company recognized a non-cash unrealized loss of $274 and $157 for the three months ended June 30, 2012 and 2011, respectively, and a loss of $24 and a gain of $122 for the six months ended June 30, 2012 and 2011, respectively, on the fuel commodity derivatives as a result of the change in the fair value.

The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and are considered a Level 2 item. The fuel commodity derivative is based on market assumptions and a quoted price from the counter party and is considered a Level 3 item.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

4.  Fair Value Measurements (continued)

The fuel commodity derivative activity for the six months ended June 30, 2012 is as follows:

Balance, December 31, 2011	$(34)
Realized gains	33
Unrealized losses	(24)
Settlements	(33)
Balance, June 30, 2012	$(58)

The Company determines the fair value of the amount outstanding under its 2012 Credit Facility using Level 2 inputs. The fair value of the 2012 Credit Agreement at June 30, 2012 approximates carrying value.

During the first quarter of 2012, as a result of the senior note redemption (Note 3), the Company no longer qualified for hedge accounting treatment on its interest rate swap agreements.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost is being reclassified as an earnings charge through the maturity date of the derivative.  This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $294 and $595 for the three and six months ended June 30, 2012 compared to $123 and $271 for the three and six months ended June 30, 2011, respectively. The remaining balance of $763 associated with these interest rate swap agreements and included in Accumulated Other Comprehensive Loss will be charged to interest expense through the maturity date of the interest rate swap agreements on April 1, 2013.

The table below outlines the details of each remaining interest rate Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	June 30,	Expiration	Fixed
Origin	Amount	Amortizing	2012	Date	Rate

May 8, 2008	$45,000	Amortizing	$30,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$23,000	Apr 1, 2013	3.78%

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

The tables below display the impact the Company’s derivative instruments had on the Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012 and the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2011 and 2012.

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2011		June 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses	$949	Accrued expenses	$—
Interest rate contracts	Other liabilites	190	Other liabilites	—

Derivatives not designated as hedging instruments:
Interest rate contracts	Accrued expenses	743	Accrued expenses	1,278
Interest rate contracts	Other liabilites	159	Other liabilities	—
Fuel commodity derivatives	Accrued expenses	34	Accrued expenses	58

Total derivatives		$2,075		$1,336

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Fair Value Measurements (continued)

The Effect of Derivative Instruments on the Condensed Consolidated Income Statements

for the three months ended June 30, 2011 and 2012

Derivatives in Net Investment	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as	Location of Gain Recognized in	Amount of Gain Recognized in Income on Derivative
Hedging	June 30,	June 30,	into Income (Effective	June 30,	June 30,	Hedging	Income on	June 30,	June 30,
Relationships	2011	2012	Portion)	2011	2012	Instruments	Derivative	2011	2012

Interest rate contracts:			Interest expense, including the change in the fair value of non-hedged derivative instruments:			Interest rate contracts:	Interest expense, including the change in the fair value of non-hedged derivative instruments:
Unrealized	$14	$—	Unrealized	$(123)	$(294)		Unrealized	$930	$440
Realized	(263)	—	Realized	(263)	—		Realized	425	(442)
Total	$(249)	$—	Total	$(386)	$(294)		Total	$1,355	$(2)

Fuel commodity derivatives:			Cost of revenue:			Fuel commodity derivatives:	Cost of revenue:
Unrealized	$—	$—	Unrealized	$—	$—		Unrealized	$(157)	$(274)
Realized	—	—	Realized	—	—		Realized	70	20
Total	$—	$—	Total	$—	$—		Total	$(87)	$(254)

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.  Fair Value Measurements (continued)

The Effect of Derivative Instruments on the Condensed Consolidated Income Statements

for the six months ended June 30, 2011 and 2012

Derivatives in Net Investment	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as	Location of Gain Recognized in	Amount of Gain Recognized in Income on Derivative
Hedging	June 30,	June 30,	into Income (Effective	June 30,	June 30,	Hedging	Income on	June 30,	June 30,
Relationships	2011	2012	Portion)	2011	2012	Instruments	Derivative	2011	2012

Interest rate contracts:			Interest expense, including the change in the fair value of non-hedged derivative instruments:			Interest rate contracts:	Interest expense, including the change in the fair value of non-hedged derivative instruments:
Unrealized	$280	$(67)	Unrealized	$(271)	$(595)		Unrealized	$713	$830
Realized	(524)	(162)	Realized	(524)	(162)		Realized	855	(734)
Total	$(244)	$(229)	Total	$(795)	$(757)		Total	$1,568	$96

Fuel commodity derivatives:			Cost of revenue:			Fuel commodity derivatives:	Cost of revenue:
Unrealized	$—	$—	Unrealized	$—	$—		Unrealized	$122	$(24)
Realized	—	—	Realized	—	—		Realized	70	33
Total	$—	$—	Total	$—	$—		Total	$192	$9

5.  Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2011
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$58,173		$58,173
	$58,173		$58,173
Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	3,187	3,170	17
Contract rights	237,768	72,730	165,038
Distribution rights	1,623	784	839
Deferred financing costs	5,207	3,542	1,665
	$261,835	$80,226	$181,609

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

5.  Goodwill and Intangible Assets (continued)

	As of June 30, 2012
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$57,955		$57,955
	$57,955		$57,955
Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	2,277	2,269	8
Contract rights	228,843	69,625	159,218
Distribution rights	1,623	865	758
Deferred financing costs	1,796	120	1,676
	$248,589	$72,879	$175,710

Estimated future amortization expense of intangible assets consists of the following:

2012 (six months)	$6,010
2013	12,019
2014	12,013
2015	12,004
2016	12,004
Thereafter	106,746
$160,796

Amortization expense of intangible assets for the six months ended June 30, 2011 and 2012 was $6,515 and $6,116, respectively.

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

7.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2012	2011	2012

Net income	$504	$1,052	$2,570	$285

Weighted average number of common shares outstanding - basic	14,244	14,365	14,167	14,370
Effect of dilutive securities:
Stock options and restricted stock units	789	690	756	680
Weighted average number of common shares outstanding - diluted	15,033	15,055	14,923	15,050

Net income per share - basic	$0.04	$0.07	$0.18	$0.02
Net income per share - diluted	$0.03	$0.07	$0.17	$0.02

There were 256 and 587 shares under option plans that were excluded from the computation of diluted earnings per share for the three months ended June 30, 2011 and 2012, respectively, and 288 and 530 shares under option plans that were excluded from the computation of diluted earnings per share for the six months ended June 30, 2011 and 2012, respectively, due to their anti-dilutive effects.

8.  Stock Compensation

During the three months ended June 30, 2012, grants of options for 5 shares were issued by the Company.  The grant-date fair values of employee share options and similar instruments are estimated using the Black-Scholes option-pricing model.  The fair values of the stock options granted were estimated using the following components:

Weighted average fair value of options at grant date	$5.06
Risk free interest rates	0.93% - 1.43%
Pre-vest forfeiture rates	0.00% - 19.00%
Expected life	6 years - 7 years
Expected volatility	42.103% - 44.067%
Dividend Yield	1.73% - 1.88%

During the three months ended June 30, 2012, the Company granted restricted stock units covering 33 shares of stock with a fair market value on date of grant of $12.90 per share.  The restricted stock units vest over three years.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

8.  Stock Compensation (continued)

For the three and six months ended June 30, 2012, the Company incurred stock compensation expense of $856 and $1,676, respectively. The allocation of stock compensation expense is consistent with the allocation of the participants’ salaries and other compensation expenses.

At June 30, 2012, options for 542 shares and 191 restricted shares have been granted but have not yet vested.

Compensation expense related to unvested options and restricted shares will be recognized in the following years:

2012 (six months)	$1,589
2013	1,341
2014	687
2015	109
$3,726

9.  Income Taxes

The following table presents the income tax expense and the effective income tax rates for the three and six months ended June 30, 2011 and 2012:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2012	2011	2012

Income tax expense	$277	$750	$1,689	$181
Effective tax rate	35%	42%	40%	39%

The effective income tax rate on operations is based upon the estimated income for the year and adjustments, if any, resulting from tax audits or other tax contingencies.

The changes in the effective tax rates for the three and six months ended June 30, 2011 and 2012 are the result of the relative impact of permanent differences due to changes in estimated pretax annual profits.

As June 30, 2012, the uncertain tax positions recognized by the Company in the consolidated financial statements were not material.

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

11.  Payment of dividends

The Company’s Board of Directors declared quarterly dividends of $0.0605 per share which were paid on March 30, 2012 and June 29, 2012 to stockholders of record at the close of business on March 15, 2012 and June 15, 2012, respectively.

12.  Repurchase of Common Stock

On December 31, 2011, the Company’s Board of Directors authorized a share repurchase program under which the Company is authorized to purchase up to an aggregate of $2,000 of its common stock. The Company repurchased 133,333 shares through June 30, 2012 under the plan for a total cash outlay of $2,000, thereby completing the repurchase program.

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

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base, and predictable capital needs.  For the three and six months ended June 30, 2012, our total revenue was $77,827 and $162,063, respectively. Approximately 96% of our total revenue for the three and six month period was generated by our facilities management business.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of June 30, 2012, approximately 84% of our installed equipment base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately four years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist primarily of a large number of relatively small amounts, which are associated with our entry into or renewal of leases. Our capital needs other than for laundry leases are not significant.  Accordingly, our capital needs are predictable and largely within our control.  For the three and six months ended June 30, 2012, we incurred $7,726 and $15,460 of capital expenditures, respectively. In addition, we made incentive payments of approximately $858 and $2,007 in the three and six months ended June 30, 2012 to property owners and property management companies in connection with obtaining our lease arrangements.

Through our commercial equipment sales and services business, we generate revenue by selling commercial laundry equipment.  For the three and six months ended June 30, 2012, our commercial laundry equipment sales business generated approximately 4% of our total revenue, and 5% of our gross margin. We anticipate that tight credit markets for our customers will continue to challenge our ability to maintain and grow our revenue from laundry equipment sales.

Our current priorities include: (i) continuing to reduce funded debt, thereby improving debt leverage ratios and reducing interest expense, (ii) maintaining capital expenditures at the levels needed to sustain and grow the business, (iii) increasing facilities management operating efficiencies in all markets, (iv) improving the profitability of individual laundry facilities management accounts that come up for contract renewal, and (v) continuing to look for acquisitions that complement our current footprint.  One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. Approximately 8% to 10% of our laundry room leases are up for renewal each year.  Within any given geographic area, Mac-Gray may compete with local independent operators, regional operators and multi-region operators as well as property owners and property management companies who self-operate their laundry facilities. We devote substantial resources to our sales efforts and are focused on continued innovation in order to distinguish us from our competitors.

On February 29, 2012, we entered into an Amended and Restated Senior Secured Credit Agreement (“2012 Credit Agreement”) with a lending syndicate, including Bank of America, N.A., as Administrative Agent and Collateral Agent , Wells Fargo Bank, National Association, as Syndication Agent, and RBS Citizens, N.A. and TD Banknorth, NA, as Co-Documentation Agents.  See “Liquidity and Capital Resources” below.

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

Our Board of Directors declared quarterly dividends of $0.0605 per share which were paid on March 30, 2012 and June 29, 2012 to stockholders of record at the close of business on March 15, 2012 and June 15, 2012, respectively.

On December 31, 2011, our Board of Directors authorized a share repurchase program under which we are authorized to purchase up to an aggregate of $2,000 of our common stock. We repurchased 133,333 shares through March 31, 2012 under the plan for a total cash outlay of $2,000, thereby completing the repurchase program.

Results of Operations (Dollars in thousands)

Three and six months ended June 30, 2012 compared to three and six months ended June 30, 2011.

The information presented below for the three and six months ended June 30, 2012 and 2011 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended June 30,
			Increase	%
	2011	2012	(Decrease)	Change
Laundry facilities management revenue	$74,959	$74,639	$(320)	0%
Commercial laundry equipment sales revenue	3,630	3,188	(442)	-12%
Total revenue	$78,589	$77,827	$(762)	-1%

	For the six months ended June 30,
			Increase	%
	2011	2012	(Decrease)	Change
Laundry facilities management revenue	$154,148	$154,944	$796	1%
Commercial laundry equipment sales revenue	6,734	7,119	385	6%
Total revenue from continuing operations	$160,882	$162,063	$1,181	1%

Revenue

Total revenue decreased by $762, or 1%, to $77,827 for the three months ended June 30, 2012 compared to $78,589 for the three months ended June 30, 2011. Total revenue increased by $1,181, or 1%, to $162,063 for the six months ended June 30, 2012 compared to $160,882 for the six months ended June 30, 2011.

Laundry facilities management revenue.  Laundry facilities management revenue decreased by $320, or less than 1%, to $74,639 for the three months ended June 30, 2012 compared to $74,959 for the three months ended June 30, 2011. Laundry facilities management revenue increased by $796, or 1%, to $154,944 for the six months ended June 30, 2012 compared to $154,148 for the six months ended June 30, 2011. The slight decrease in revenue in the three months ended June 30, 2012 and the increase in revenue for the six months ended June 30, 2012 compared to the same periods in the prior year reflect the cumulative impact of our vend price management initiatives, equipment usage, and general economic uncertainty implied in the apparent decline in consumer spending.  We expect that these factors are likely to continue to influence revenue in the near term.  We expect that the improving apartment occupancy rates will mitigate some of the pressure on revenue; however, industry data shows that the occupancy rates in the type of multi-family apartments in which we operate are improving at a slower rate than the premium type properties where we do not have a large presence. We continue to analyze economic trends in connection with expense controls and to optimize our capital spending.

Commercial laundry equipment sales.  Revenue in the commercial laundry equipment sales business decreased by $442, or 12%, to $3,188 for the three months ended June 30, 2012 compared to $3,630 for the three months ended June 30, 2011. Revenue in the commercial laundry equipment sales business increased by $385, or 6%, to $7,119 for the six months ended June 30, 2012 compared to $6,734 for the six months ended June 30, 2011.  Sales in the commercial laundry equipment sales business are sensitive to the strength of the local economy, the availability and cost of financing to small businesses, consumer confidence, and local permitting and therefore, tend to fluctuate significantly from period to period.

Cost of revenue

Cost of laundry facilities management revenue.  Cost of laundry facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing equipment and costs of collecting, counting, and depositing facilities management revenue. Cost of laundry facilities management revenue increased by $514, or 1%, to $53,274 for the three months ended June 30, 2012 as compared to $52,760 for the three months ended June 30, 2011. Cost of laundry facilities management revenue increased by $2,684, or 3%, to $108,240 for the six months ended June 30, 2012 as compared to $105,556 for the six months ended June 30, 2011.  As a percentage of laundry facilities management revenue, cost of laundry facilities management revenue was 71% and 70% for the three months ended June 30, 2012 and 2011, respectively, and 70% and 68% for the six months ended June 30, 2012 and 2011, respectively. Laundry facilities management rent varied approximately 1% for the three and six months ended June 30, 2012 compared to the corresponding periods in 2011, directly attributable to the changes in facilities management revenue. Laundry facilities management rent as a percentage of laundry facilities management revenue was 49.8 % for each of the three months ended June 30, 2012 and 2011 and 49.2% and 48.7% for the six months ended June 30, 2012 and 2011, respectively. Laundry facilities management rent can be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the laundry facilities management rent, as a function of laundry facilities management revenue, can vary. Other costs of laundry facilities management revenue increased by $672, or 4%, to $16,084 for the three months ended June 30, 2012 compared to $15,412 for the three months ended June 30, 2011. Other costs of laundry facilities management revenue increased by $1,564, or 5%, to $32,018 for the six months ended June 30, 2012 compared to $30,454 for the six months ended June 30, 2011. The increase in operating expenses for the three and six months ended June 30, 2012 compared to the same periods in 2011 is attributable to cost increases associated with our fleet of vehicles as well as increased credit card fees.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations decreased by $520, or 5%, to $10,393 for the three months ended June 30, 2012 as compared to $10,913 for the three months ended June 30, 2011. Depreciation and amortization related to operations decreased by $1,114, or 5%, to $20,830 for the six months ended June 30, 2012 as compared to $21,944 for the six months ended June 30, 2011.The decrease in depreciation and amortization for the three and six months ended June 30, 2012 as compared to the same period in 2011 is attributable to the Company’s decision, in the past two years, to closely manage capital investment in light of the uncertain economy. We have begun to increase our capital spending and expect depreciation expense to begin to increase.

Cost of laundry equipment sales.  Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment, and parts and supplies sold, as well as salaries, warehousing and distribution expenses.  Cost of commercial laundry equipment sales decreased by $350, or 12%, to $2,651 for the three months ended June 30, 2012 as compared to $3,001 for the three months ended June 30, 2011. Cost of commercial laundry equipment sales increased by $270, or 5%, to $5,848 for the six months ended June 30, 2012 as compared to 5,578 for the six months ended June 30, 2011. As a percentage of sales, cost of product sold was 83% for the three months ended June 30, 2012 and 2011, and 82% and 83% for the six months ended June 30, 2012 and 2011, respectively. The changes in cost of sales for the three and six months ended June 30, 2012 compared to the same periods ending June 30, 2011 is a direct result of the changes in sales revenue.  Operating expenses were essentially unchanged in total. The gross margin in the commercial laundry equipment sales business unit was 17% for the three months ended June 30, 2012 and 2011, and 18% and17% for the six months ended June 30, 2012 and 2011, respectively.

Operating expenses

General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs.  General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs decreased by $736, or 9%, to $7,799 for the three months ended June 30, 2012 as compared to $8,535 for the three months ended June 30, 2011. General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs increased by $432, or 3%, to $17,653 for the six months ended June 30, 2012 as compared to $17,221 for the six months ended June 30, 2011. As a percentage of total revenue, these expenses were 10% and 11% for the three months ended June 30,

2012 and 2011, respectively, and 11% for the six months ended June 30, 2012 and 2011. The decrease in expenses for the three months ended June 30, 2012 as compared to the same period in 2011 is primarily related to a decrease in personnel related expenses and advertising costs.  The increase in expenses for the six months ended June 30, 2012 is primarily attributable to legal fees relating to a dispute that was concluded in the first quarter and accounted for a $2,200 increase.  This increase was partially offset by a decrease in personnel related expenses and advertising costs.

Gain on sale of assets

The gains of $54 and $65 for the three months ended June 30, 2012 and 2011, respectively, and the gains of $40 and $157 in the six months ended June 30, 2012 and 2011, respectively, are from the sale of vehicles and other fixed assets in the normal course of business.

Loss on early extinguishment of debt

Loss on early extinguishment of debt amounted to $3,762 for the six months ended June 30, 2012 and includes the premium of $2,542 we incurred for the early redemption of our senior unsecured notes and $1,087 of unamortized deferred financing costs associated with the redemption. We also wrote off $133 of unamortized deferred financing costs associated with our 2008 credit facility.

Income from operations

Income from operations increased by $319, or 9%, to $3,764 for the three months ended June 30, 2012 compared to $3,445 for the three months ended June 30, 2011 and decreased by $1,208, or 11%, to $9,532 for the six months ended June 30, 2012 compared to $10,740 for the six months ended June 30, 2011 due primarily to the cumulative effect of the reasons discussed above.

Interest expense, including the change in the fair value of non-hedged derivative instruments and amortization of deferred financing costs

Interest expense, including the change in the fair value of non-hedged derivative instruments and amortization of deferred financing costs, decreased by $702, or 26%, to $1,962 for the three months ended June 30, 2012, as compared to $2,664 for the three months ended June 30, 2011. Interest expense, including the change in the fair value of non-hedged derivative instruments and amortization of deferred financing costs, decreased by $1,177, or 18%, to $5,304 for the six months ended June 30, 2012, as compared to $6,481 for the six months ended June 30, 2011. This decrease for the three and six months ended June 30, 2012 were primary attributable to interest savings as a result of retiring our 7.625% fixed rate senior notes by utilizing our 2012 Credit Agreement at lower interest rates.  This decrease was partially offset by decreases in the unrealized gains on our interest rate contracts that do not qualify for hedge accounting.  Interest expense, excluding the change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, was $2,018 and $3,252 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $1,234, or 38%.  Interest expense, excluding the change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, was $5,273 and $6,485 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $1,212, or 19%.

Interest expense associated with the company’s long term debt is comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2012	2011	2012

Interest expense	$3,252	$2,018	$6,485	$5,273
Change in the fair value of non-hedged interest rate derivative instruments	(807)	(146)	(442)	(235)
Amortization of deferred financing costs	219	90	438	266
Interest expense, including change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs	$2,664	$1,962	$6,481	$5,304

During the first quarter of 2012, the Company no longer qualified for hedge accounting treatment for one of its interest rate swap agreements.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost is being reclassified as an earnings charge through the maturity date of the derivative.  This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $294 and $595 for the three and six months ended June 30, 2012 compared to $123 and $271 for the three and six months ended June 30, 2011, respectively. The remaining balance of $763 associated with these interest rate swap agreements and included in Accumulated Other Comprehensive Loss will be charged to interest expense through the maturity date of the interest rate swap agreements on April 1, 2013.

Income tax expense

Income tax expense increased by $473 to $750 for the three months ended June 30, 2012 compared to the income tax expense of $277 for the three months ended June 30, 2011. Income tax expense decreased by $1,508 to $181 for the six months ended June 30, 2012 compared to income tax expense of $1,689 for the six months ended June 30, 2011. The increase in the three months is the result of the increase in pre-tax income to $1,802 for the three months ended June 30, 2012, compared to the pre-tax income of $781 for the three months ended June 30, 2011, respectively. The decrease in the six months is the result of the decrease in pre-tax income to $466 for the six months ended June 30, 2012, compared to the pre-tax income of $4,259 for the six months ended June 30, 2011.  The effective tax rate decreased to 38.8% for the six months ended June 30, 2012, compared to 39.7% for the same period in 2011. The changes in the effective rate for the three and six months ended June 30, 2012 are the result of the relative impact of permanent differences due to changes in estimated pretax annual profits.

Net Income

As a result of the foregoing, net income increased by $548 to $1,052 for the three months ended June 30, 2012 compared to $504 for the same period ended June 30, 2011. Net income decreased by $2,285 to $285 for the six months ended June 30, 2012 compared to $2,570 for the same period in 2011.

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

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving credit facility described below. Capital requirements for the year ending December 31, 2012, including contract incentive payments, are currently expected to be between $35,000 and $38,000.  In the six months ended June 30, 2012, spending on capital expenditures was $15,460 and spending on contract incentives was $2,007. The capital expenditures for 2012 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

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

Our current long-term liquidity needs are principally the repayment of borrowings under our 2012 Credit Agreement. We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. We anticipate that we will need to refinance some portion of this indebtedness when it reaches maturity.  We cannot make any assurances that such financing would be available on reasonable terms, if at all.

For the six months ended June 30, 2012, our source of cash was primarily from operating activities. Our primary uses of cash for the six months ended June 30, 2012 were the purchase of new laundry equipment, the premium paid to redeem our senior notes, the repurchase of our common stock, fees paid in connection with our 2012 Credit Agreement, and the payments of dividends. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, debt service, and capital expenditures.

On February 29, 2012, we entered into an Amended and Restated Senior Secured Credit Agreement (the “2012 Credit Agreement”).  The 2012 Credit Agreement provides for borrowings up to $250,000 under a revolving credit facility (the “Revolver”) and matures on February 28, 2017.  Borrowings under the 2012 Credit Agreement are collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries. Outstanding indebtedness under the 2012 Credit Agreement bears interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate plus an applicable percentage, ranging from 1.75% to 2.75% per annum (currently 2.50%), determined by reference to our consolidated total leverage ratio, and (ii) in the case of base rate loans and swingline loans, the higher of (a) the federal funds rate plus 0.50%, (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate,” or (c) for each day, the floating rate of interest equal to LIBOR for a one month term quoted for such date (the highest of which is defined as the “Base Rate”), plus, in each case, an applicable percentage, ranging from 0.75% to 1.75% per annum (currently, 1.50%), determined by reference to our consolidated total leverage ratio.

We pay a commitment fee equal to a percentage of the actual daily-unused portion of the Revolver under the 2012 Credit Agreement. This percentage is determined quarterly by reference to our consolidated total leverage ratio and will range between 0.250% per annum and 0.500% per annum (currently 0.350%).  For purposes of the calculation of the commitment fee, letters of credit are considered usage under the Revolver, but swingline loans are not considered usage under the Revolver.

The 2012 Credit Agreement includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most significant financial ratios that we are required to maintain include a consolidated total leverage ratio of not greater than 3.75 to 1.00 (3.50 to 1.00 as of December 31, 2013 and thereafter) and a consolidated cash flow coverage ratio of not less than 1.20 to 1.00.  We were in compliance with all financial covenants at June 30, 2012.

As of June 30, 2012, there was $203,061 outstanding under the Revolver and $1,380 in outstanding letters of credit. The available balance under the Revolver was $45,559 at March 31, 2012. The average interest rates on the borrowings outstanding under the prior credit agreement and the 2012 Credit Agreement at June 30, 2011 and 2012 were 5.58% and 3.67%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt (see Note 4 for discussion on Fair Value Measurements).

On October 21, 2011, we redeemed $50,000 of our 7.625% senior notes by utilizing $51,271 of availability under our prior credit facility. On March 30, 2012, we redeemed the remaining $100,000 of our senior notes by utilizing $103,495 of availability under the 2012 Credit Agreement.

Operating Activities

For the six months ended June 30, 2012 and 2011, net cash flows provided by operating activities were $16,972 and $25,061, respectively. Cash flows from operations consists primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and general, administration, sales and marketing expenses. The most significant changes to cash flows for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 are decreases in net income, a larger decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities in 2012 as compared to 2011, a larger increase in inventory, and a decrease in depreciation and amortization. These accounts are subject to normal fluctuations from period to period.

Investing Activities

For the six months ended June 30, 2012 and 2011, net cash flows used in investing activities were $15,368 and $15,320, respectively.  Capital expenditures for the six months ended June 30, 2012 and 2011 were $15,460 and $15,526, respectively, primarily for the acquisition of laundry equipment for new and renewed lease locations.

Financing Activities

For the six months ended June 30, 2012 and 2011, net cash flows used in financing activities were $2,673 and $10,006, respectively. Cash flows used in financing activities consist of changes in long term debt, principally resulting from the redemption of our senior notes, entry into the 2012 Credit Agreement, repurchase of common stock, and the payments of dividends.

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of June 30, 2012 is as follows:

		Interest on
Fiscal	Long-term	variable rate	Facilites rent	Capital lease	Operating lease
Year	debt	debt (1)	commitments	commitments	commitments	Total
2012(six months)	$—	$7,452	$7,231	$591	$1,748	$17,022
2013	—	7,452	11,198	1,006	3,000	$22,656
2014	—	7,452	9,067	585	2,586	$19,690
2015	—	7,452	6,429	88	2,255	$16,224
2016	—	7,452	5,115	24	607	$13,198
Thereafter	203,061	1,244	13,402	—	494	$218,201
Total	$203,061	$38,504	$52,442	$2,294	$10,690	$306,991

(1)   Interest is calculated using the Company’s average interest rate at June 30, 2012.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings and the change in fuel prices. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at June 30, 2012.

(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Variable rate				$—	$—	$203,061	$203,061
Average interest rate			—	—	—	3.67%	3.67%

We have entered into standard International Swaps and Derivatives Association interest rate swap agreements to manage the interest rate associated with our debt. The interest rate Swap Agreements effectively convert $53,000 of our variable rate debt to a long-term fixed rate. Under these agreements, we receive a variable rate of LIBOR plus a markup and pay a fixed rate. We recognized a non-cash unrealized gain of $440 and $931 for the three months ended June 30, 2012 and 2011, respectively, and a non-cash unrealized gain of $830 and $713 for the six months ended June 30, 2012 and 2011, respectively, on the interest rate swap agreements as a result of the change in the fair value.

On September 23, 2011, we entered into a fuel commodity derivative to manage the fuel cost on our fleet of vehicles. The derivative was effective January 1, 2012 and expires December 31, 2012.  The derivative has a monthly notional amount of 85 thousand gallons from January 1, 2012 through December 31, 2012 for a total notional amount of 1.02 million gallons. We have a put price of $3.205 per gallon and a strike price of $3.70 per gallon. We recognized a non-cash unrealized loss of $274 and $157 for the three months ended June 30, 2012 and 2011, respectively, and a loss of $24 and a gain $122 for the six months ended June 30, 2012 and 2011, respectively, on the fuel commodity derivative as a result of the change in the fair value.

The fair values of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and are considered to be Level 2 items.  The fuel commodity derivative is based on market assumptions and a quoted price from the counter party and is considered a Level 3 item.

During the first quarter of 2012, as a result of our senior note redemption, we no longer qualified for hedge accounting treatment on our interest rate swap agreements.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost is being reclassified as an earnings charge through the maturity date of the derivative.  This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $294 and $595 for the three and six months ended June 30, 2012 compared to $123 and $271 for the three and six months ended June 30, 2011, respectively. The remaining balance of $763 associated with these interest rate swap agreements and included in Accumulated Other Comprehensive Loss will be charged to interest expense through the maturity date of the interest rate swap agreements on April 1, 2013.

The table below outlines the details of each remaining interest rate Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	June 30,	Expiration	Fixed
Origin	Amount	Amortizing	2012	Date	Rate

May 8, 2008	$45,000	Amortizing	$30,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$23,000	Apr 1, 2013	3.78%

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

Depending on fluctuations in the LIBOR, our interest rate exposure and the related impact on interest expense and net cash flow may increase or decrease. The counter party to the interest rate Swap Agreements exposes us to credit loss in the event of non-performance; however, nonperformance is not anticipated.  The fair value of an interest rate Swap Agreement is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At June 30, 2012, the fair value of the interest rate Swap Agreements was a liability of $1,278.  This amount has been included in accrued expenses on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2012 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits

10.1	Mac-Gray Corporation Non-Employee Director Compensation Policy (filed herewith) ***
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Income Statements, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text. (2)

***Management compensatory plan or arrangement

(1) Filed herewith.

(2) Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
August 9, 2012	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)