Form 10-Q
period 2012-09-30
MAC-GRAY CORP
filed 2012-11-09
CIK 1038280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012, 14,503,874 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.         Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	September 30,
	2011	2012
Assets
Current assets:
Cash and cash equivalents	$13,881	$14,244
Trade receivables, net of allowance for doubtful accounts	5,586	6,032
Inventory of finished goods, net	1,487	2,172
Deferred income taxes	1,044	1,044
Prepaid facilities management rent and other current assets	9,760	9,753
Total current assets	31,758	33,245
Property, plant and equipment, net	127,204	132,333
Goodwill	58,173	57,846
Intangible assets, net	181,609	172,675
Prepaid facilities management rent and other assets	10,955	11,627
Total assets	$409,699	$407,726

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,190	$1,204
Trade accounts payable	8,528	8,915
Accrued facilities management rent	20,917	20,379
Accrued expenses and other current liabilities	17,885	15,675
Total current liabilities	51,520	46,173
Long-term debt and capital lease obligations	198,638	203,020
Deferred income taxes	43,804	42,380
Other liabilities	1,923	1,415
Total liabilities	295,885	292,988

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock ($.01 par value, 5 million shares authorized, no shares issued or outstanding)	—	—
Common stock ($.01 par value, 30 million shares authorized, 14,335,290 issued and outstanding at December 31, 2011, and 14,503,056 issued and outstanding at September 30, 2012)	143	145
Additional paid in capital	86,217	88,987
Accumulated other comprehensive loss	(792)	(299)
Retained earnings	28,246	25,905
Total stockholders’ equity	113,814	114,738
Total liabilities and stockholders’ equity	$409,699	$407,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Revenue:
Laundry facilities management revenue	$74,287	$74,372	$228,435	$229,316
Commercial laundry equipment sales	4,205	3,501	10,939	10,620
Total revenue	78,492	77,873	239,374	239,936

Cost of revenue:
Cost of laundry facilities management revenue	52,004	52,600	157,560	160,840
Depreciation and amortization	10,568	10,706	32,512	31,536
Cost of commercial laundry equipment sales	3,144	2,827	8,722	8,675
Total cost of revenue	65,716	66,133	198,794	201,051

Gross margin	12,776	11,740	40,580	38,885

Operating expenses:
General and administration	4,759	4,303	14,190	15,506
Sales and marketing	3,023	2,772	10,186	8,435
Depreciation and amortization	206	216	564	626
Incremental costs of proxy contests	—	—	269	377
Gain on sale of assets, net	(13)	(57)	(170)	(97)
Total operating expenses	7,975	7,234	25,039	24,847
Income from operations	4,801	4,506	15,541	14,038
Interest expense, including the change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs	3,682	1,931	10,163	7,235
Loss on early extinguishment of debt	—	—	—	3,762
Income before provision for income taxes	1,119	2,575	5,378	3,041
Income tax expense	515	1,104	2,204	1,285
Net income	604	1,471	3,174	1,756
Other comprehensive gain, net of tax:
Unrealized gain on derivative instruments	202	173	540	493
Comprehensive income	$806	$1,644	$3,714	$2,249
Earnings per share – basic	$0.04	$0.10	$0.22	$0.12
Earnings per share – diluted	$0.04	$0.10	$0.21	$0.12
Weighted average common shares outstanding - basic	14,286	14,447	14,207	14,396
Weighted average common shares outstanding - diluted	15,000	15,134	14,953	15,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other			Treasury Stock
	Number		Paid In	Comprehensive	Comprehensive	Retained	Number
	of shares	Value	Capital	Loss	Income	Earnings	of shares	Cost	Total
Balance, December 31, 2011	14,335,290	$143	$86,217	$(792)		$28,246	—	$—	$113,814
Net income	—	—	—	—	$1,756	1,756	—	—	$1,756
Other comprehensive income:
Unrealized gain on derivative instrument and reclassification, net of tax of $314 (Note 4)	—	—	—	493	493	—	—	—	$493
Comprehensive income					$2,249
Repurchase of common stock	—	—	—	—		—	133,333	(2,000)	$(2,000)
Options Exercised	32,671	—	229	—		(881)	(82,649)	1,240	$588
Stock issuance - Employee Stock Purchase Plan	10,981	—	140	—		(25)	(12,373)	185	$300
Stock compensation expense	—	—	2,024	—		—	—	—	$2,024
Dividends paid, $.1815 per share	—	—	—	—		(2,629)	—	—	$(2,629)
Stock grants	124,114	2	377	—		(562)	(38,311)	575	$392
Balance, September 30, 2012	14,503,056	$145	$88,987	$(299)		$25,905	—	$—	$114,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended September 30,
	2011	2012
Cash flows from operating activities:
Net income	$3,174	$1,756
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	33,076	32,162
Amortization of deferred financing costs	657	356
Loss on early extinguishment of debt	—	1,220
Decrease in allowance for doubtful accounts and lease reserves	(3)	(41)
Gain on disposition of assets	(170)	(97)
Stock grants	475	392
Gain on change in fair value of interest rate derivatives	(487)	(360)
(Gain) loss on change in fair value of fuel commodity derivatives	133	(43)
Proceeds from termination of derivative instrument	2,542	—
Increase (decrease) in deferred income taxes	138	(1,298)
Non-cash stock compensation	2,290	2,024
Increase in accounts receivable	(235)	(405)
Increase in inventory	(350)	(685)
Increase in prepaid facilities management rent and other assets	(5,335)	(3,232)
Increase (decrease) in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	196	(1,682)
Net cash flows provided by operating activities	36,101	30,067

Cash flows from investing activities:
Capital expenditures	(22,026)	(25,269)
Proceeds from sale of assets	231	177
Net cash flows used in investing activities	(21,795)	(25,092)

Cash flows from financing activities:
Payments on capital lease obligations	(1,258)	(1,010)
Payment on senior notes	—	(100,000)
Payments on secured revolving credit facility	(100,231)	(169,592)
Borrowings on secured revolving credit facility	90,651	289,978
Payments on secured term credit facility	(2,250)	(18,750)
Proceeds from exercise of stock options	739	588
Proceeds from issuance of common stock	316	300
Debt acquisition costs	—	(1,497)
Cash dividend paid	(2,352)	(2,629)
Repurchase of common stock	—	(2,000)
Net cash flows used in financing activities	(14,385)	(4,612)

Increase (decrease) in cash and cash equivalents	(79)	363
Cash and cash equivalents, beginning of period	13,013	13,881
Cash and cash equivalents, end of period	$12,934	$14,244

Supplemental disclosure of non-cash investing and financing activities: during the nine months ended September 30, 2011 and 2012, the Company acquired various assets under capital lease agreements totaling $384 and $770, respectively.

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

2.     Revisions to Income Statement Presentation

The Company has determined that the amortization of deferred financing costs which was included in depreciation and amortization within operating expenses for the three and nine months ended September 30, 2011 should have been included in interest expense.  Accordingly, the Company has corrected the presentation of the amortization of deferred financing costs and included it as part of interest expense on the condensed consolidated statements of income and comprehensive income.  The Company has revised its condensed consolidated statements of income and comprehensive income by decreasing depreciation and amortization within operating expenses and increasing interest by $219 and $657 for the three and nine months ended September 30, 2011, respectively.  Accordingly, income from operations increased from $4,582 to $4,801 for the three months ended September 30, 2011 and from $14,884 to $15,541 for the nine months ended September 30, 2011.  This change in presentation does not impact income before income tax expense or net income; nor does it impact the condensed consolidated balance sheets or the condensed consolidated statements of cash flows.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

3.     Long-Term Debt (continued)

The Company pays a commitment fee equal to a percentage of the actual daily-unused portion of the Revolver under the 2012 Credit Agreement. This percentage is determined quarterly by reference to the Company’s consolidated total leverage ratio and ranges between 0.25% per annum and 0.50% per annum (currently 0.35%).  For purposes of the calculation of the commitment fee, letters of credit are considered usage under the Revolver, but swingline loans are not considered usage under the Revolver.

The 2012 Credit Agreement includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most significant financial ratios that the Company is required to maintain include a consolidated total leverage ratio of not greater than 3.75 to 1.00 (3.50 to 1.00 as of December 31, 2013 and thereafter) and a consolidated cash flow coverage ratio of not less than 1.20 to 1.00.  The Company was in compliance with all financial covenants at September 30, 2012.

The Company incurred deferred financing costs of $1,497 associated with the 2012 Credit Agreement and wrote off unamortized deferred financing costs of $133 associated with the Company’s 2008 credit facility.

As of September 30, 2012, there was $201,805 outstanding under the Revolver and $1,380 in outstanding letters of credit. The available balance under the Revolver was $46,815 at September 30, 2012. The average interest rates on the borrowings outstanding under the prior credit agreement and the 2012 Credit Agreement at September 30, 2011 and 2012 were 5.71% and 3.65%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt (see Note 4 for discussion on Fair Value Measurements).

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

Interest expense associated with the Company’s long term debt for the three and nine months ended September 30, 2011 and 2012 is comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2012	2011	2012

Interest expense	$3,508	$1,966	$9,993	$7,239
Change in the fair value of non-hedged interest rate derivative instruments	(45)	(125)	(487)	(360)
Amortization of deferred financing costs	219	90	657	356
Interest expense, including change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs	$3,682	$1,931	$10,163	$7,235

Capital lease obligations comprised primarily of Company’s fleet of vehicles totaled $2,659 and $2,419 at December 31, 2011 and September 30, 2012, respectively.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

3.     Long-Term Debt (continued)

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2012 (three months)	$321
2013	1,121
2014	702
2015	191
2016	84
Thereafter	201,805
$204,224

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

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

4.     Fair Value Measurements (continued)

		Basis of Fair Value Measurments
	Balance at September 30, 2012	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (included in accrued expenses)	$872	$—	$872	$—

Fuel commodity derivatives (included in current aseets)	$41	$—	$—	$41

Fuel commodity derivatives (included in other liabilities)	$32	$—	$—	$32

The Company has entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (“Swap Agreements”) to manage the interest rate associated with its debt. The interest rate Swap Agreements effectively convert $52,000 of the Company’s variable rate debt to a long-term fixed rate. Under these agreements the Company receives a variable rate of LIBOR plus a markup and pays a fixed rate.  The Company recognized a non-cash unrealized gain of $405 and $145 for the three months ended September 30, 2012 and 2011, respectively, and a non-cash unrealized gain of $1,235 and $858 for the nine months ended September 30, 2012 and 2011, respectively, on the interest rate Swap Agreements as a result of the change in the fair value.

In December 2010, the Company entered into a fuel commodity derivative to manage the fuel cost on its fleet of vehicles. The derivative was effective April 1, 2011 and expired December 31, 2011.  On September 23, 2011 the Company entered into an additional fuel commodity derivative. The derivative was effective January 1, 2012 and expires December 31, 2012.  The derivative has a monthly notional amount of 85 thousand gallons from January 1, 2012 through December 31, 2012 for a total notional amount of 1.02 million gallons. The Company has a put price of $3.205 per gallon and a strike price of $3.70 per gallon. On September 19, 2012 the Company entered into an additional fuel commodity derivative. The derivative is effective January 1, 2013 and expires December 31, 2013.  The derivative has a monthly notional amount of 80 thousand gallons from January 1, 2013 through December 31, 2013 for a total notional amount of 960 thousand gallons. The Company has a put price of $3.26 per gallon and a strike price of $3.90 per gallon. The Company recognized a non-cash unrealized gain of $67 and a non-cash unrealized loss $255 for the three months ended September 30, 2012 and 2011, respectively, and a non-cash unrealized gain of $43 and a non-cash unrealized loss $133 for the nine months ended September 30, 2012 and 2011, respectively, on these fuel commodity derivatives as a result of the change in the fair value.

The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and are considered a Level 2 item. The fuel commodity derivative is based on market assumptions and a quoted price from the counter party and is considered a Level 3 item.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except per share data)

4.     Fair Value Measurements (continued)

The fuel commodity derivative activity for the nine months ended September 30, 2012 is as follows:

Balance, December 31, 2011	$(34)
Realized gains	47
Unrealized gains	43
Settlements	(47)
Balance, September 30, 2012	$9

The Company determines the fair value of the amount outstanding under its 2012 Credit Facility using Level 2 inputs. The fair value of the 2012 Credit Agreement at September 30, 2012 approximates carrying value.

During the first quarter of 2012, as a result of the senior note redemption (Note 3), the Company no longer qualified for hedge accounting treatment on its only effective interest rate swap agreement.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost is being reclassified as an earnings charge through the maturity date of the derivative.  This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $280 and $875 for the three and nine months ended September 30, 2012 compared to $100 and $371 for the three and nine months ended September 30, 2011, respectively. The remaining balance of $483   associated with these interest rate swap agreements and included in Accumulated Other Comprehensive Loss will be charged to interest expense through the maturity date of the interest rate swap agreements on April 1, 2013.

The table below outlines the details of each remaining interest rate Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	September 30,	Expiration	Fixed
Origin	Amount	Amortizing	2012	Date	Rate

May 8, 2008	$45,000	Amortizing	$30,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$22,000	Apr 1, 2013	3.78%

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.     Fair Value Measurements (continued)

Depending on fluctuations in the LIBOR, the Company’s interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counterparty to the interest rate Swap Agreements exposes the Company to credit loss in the event of non-performance; however, non-performance is not anticipated given the counterparty’s creditworthiness.

The tables below display the impact the Company’s derivative instruments had on the Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2012 and the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2011 and 2012.

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2011		September 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses	$949	Accrued expenses	$—
Interest rate contracts	Other liabilites	190	Other liabilites	—

Derivatives not designated as hedging instruments:
Interest rate contracts	Accrued expenses	743	Accrued expenses	872
Interest rate contracts	Other liabilites	159	Other liabilities	—
Fuel commodity derivatives	Accrued expenses	34	Current Assets	(41)
Fuel commodity derivatives	Other liabilities	—	Other liabilities	32

Total derivatives		$2,075		$863

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.     Fair Value Measurements (continued)

The Effect of Derivative Instruments on the Condensed Consolidated Income Statements

for the three months ended September 30, 2011 and 2012

Derivatives in Net Investment	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative
Hedging	September 30,		(Effective	September 30,		Hedging	Income on	September 30,
Relationships	2011	2012	Portion)	2011	2012	Instruments	Derivative	2011	2012

Interest rate contracts:			Interest expense, including the change in the fair value of non-hedged derivative instruments:			Interest rate contracts:	Interest expense, including the change in the fair value of non-hedged derivative instruments:
Unrealized	$230	$—	Unrealized	$(100)	$(280)		Unrealized	$145	$405
Realized	(271)	—	Realized	(271)	—		Realized	134	(444)
Total	$(41)	$—	Total	$(371)	$(280)		Total	$279	$(39)

Fuel commodity derivatives:			Cost of revenue:			Fuel commodity derivatives:	Cost of revenue:
Unrealized	$—	$—	Unrealized	$—	$—		Unrealized	$(255)	$67
Realized	—	—	Realized	—	—		Realized	32	14
Total	$—	$—	Total	$—	$—		Total	$(223)	$81

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

4.     Fair Value Measurements (continued)

The Effect of Derivative Instruments on the Condensed Consolidated Income Statements

for the nine months ended September 30, 2011 and 2012

Derivatives in Net Investment	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative
Hedging	September 30,		into Income (Effective	September 30,		Hedging	Income on	September 30,
Relationships	2011	2012	Portion)	2011	2012	Instruments	Derivative	2011	2012

Interest rate contracts:			Interest expense, including the change in the fair value of non-hedged derivative instruments:			Interest rate contracts:	Interest expense, including the change in the fair value of non-hedged derivative instruments:
Unrealized	$509	$(67)	Unrealized	$(371)	$(875)		Unrealized	$858	$1,235
Realized	(795)	(162)	Realized	(795)	(162)		Realized	989	(1,178)
Total	$(286)	$(229)	Total	$(1,166)	$(1,037)		Total	$1,847	$57

Fuel commodity derivatives:			Cost of revenue:			Fuel commodity derivatives:	Cost of revenue:
Unrealized	$—	$—	Unrealized	$—	$—		Unrealized	$(133)	$43
Realized	—	—	Realized	—	—		Realized	103	47
Total	$—	$—	Total	$—	$—		Total	$(30)	$90

5.     Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2011
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$58,173		$58,173
	$58,173		$58,173
Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	3,187	3,170	17
Contract rights	237,768	72,730	165,038
Distribution rights	1,623	784	839
Deferred financing costs	5,207	3,542	1,665
	$261,835	$80,226	$181,609

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

5.     Goodwill and Intangible Assets (continued)

	As of September 30, 2012
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$57,846		$57,846
	$57,846		$57,846
Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	2,277	2,270	7
Contract rights	228,813	72,498	156,315
Distribution rights	1,623	906	717
Deferred financing costs	1,796	210	1,586
	$248,559	$75,884	$172,675

Estimated future amortization expense of intangible assets consists of the following:

2012 (three months)	$3,005
2013	12,019
2014	12,013
2015	12,004
2016	12,004
Thereafter	106,746
$157,791

Amortization expense of intangible assets for the nine months ended September 30, 2011 and 2012 was $9,676 and $9,121, respectively.

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

7.     Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2012	2011	2012

Net income	$604	$1,471	$3,174	$1,756

Weighted average number of common shares outstanding - basic	14,286	14,447	14,207	14,396
Effect of dilutive securities:
Stock options and restricted stock units	714	687	746	682
Weighted average number of common shares outstanding - diluted	15,000	15,134	14,953	15,078

Net income per share - basic	$0.04	$0.10	$0.22	$0.12
Net income per share - diluted	$0.04	$0.10	$0.21	$0.12

There were 306 and 587 shares under option plans that were excluded from the computation of diluted earnings per share for the three months ended September 30, 2011 and 2012, respectively, and 294 and 548 shares under option plans that were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2011 and 2012, respectively, due to their anti-dilutive effects.

8.     Stock Compensation

For the three and nine months ended September 30, 2012, the Company incurred stock compensation expense of $799 and $2,475, respectively. The allocation of stock compensation expense is consistent with the allocation of the participants’ salaries and other compensation expenses.

At September 30, 2012, options for 542 shares and 172 restricted shares have been granted but have not yet vested.

Compensation expense related to unvested options and restricted shares will be recognized in the following years:

2012 (three months)	$793
2013	1,348
2014	681
2015	106
$2,928

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

9.     Income Taxes

The following table presents the income tax expense and the effective income tax rates for the three and nine months ended September 30, 2011 and 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2012	2011	2012

Income tax expense	$515	$1,104	$2,204	$1,285
Effective tax rate	46%	43%	41%	42%

The effective income tax rate on operations is based upon the estimated income for the year and adjustments, if any, resulting from tax audits or other tax contingencies.

The changes in the effective tax rates for the three and nine months ended September 30, 2011 and 2012 are the result of the relative impact of permanent differences due to changes in estimated pretax annual profits.

At September 30, 2012, the uncertain tax positions recognized by the Company in the consolidated financial statements were not material.

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

In July 2012, the FASB issued updated guidance which simplifies how an entity is required to test indefinite lived-intangible assets for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative indefinite-lived asset impairment test. Current guidance requires an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by first comparing the fair value of the indefinite-lived asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendment, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The amendment includes a number of factors to be considered in conducting the qualitative assessment. The amendment is effective for annual and interim indefinite-lived intangible impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial results.

No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

11.  Payment of dividends

The Company’s Board of Directors declared quarterly dividends of $0.0605 per share which were paid on March 30, 2012, June 29, 2012 and October 1, 2012 to stockholders of record at the close of business on March 15, 2012, June 15, 2012 and September 17, 2012, respectively.

12.  Repurchase of Common Stock

On December 21, 2011, the Company’s Board of Directors authorized a share repurchase program under which the Company is authorized to purchase up to an aggregate of $2,000 of its common stock. The Company repurchased 133,333 shares during the first quarter of 2012 under the plan for a total cash outlay of $2,000, thereby completing the repurchase program.

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

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base, and predictable capital needs.  For the three and nine months ended September 30, 2012, our total revenue was $77,873 and $239,936, respectively. Approximately 96% of our total revenue for the three and nine month period was generated by our facilities management business.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect.  As of September 30, 2012, approximately 84% of our installed equipment base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately four years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist primarily of a large number of relatively small amounts, which are associated with our entry into or renewal of leases. Our capital needs other than for laundry leases are not significant.  Accordingly, our capital needs are predictable and largely within our control.  For the three and nine months ended September 30, 2012, we incurred $9,809 and $25,269 of capital expenditures, respectively. In addition, we made incentive payments of approximately $1,300 and $3,307 in the three and nine months ended September 30, 2012 to property owners and property management companies in connection with obtaining our lease arrangements.

Through our commercial equipment sales and services business, we generate revenue by selling commercial laundry equipment.  For the three and nine months ended September 30, 2012, our commercial laundry equipment sales business generated approximately 4% of our total revenue, and 5% of our gross margin. We anticipate that tight credit markets for our customers will continue to challenge our ability to maintain and grow our revenue from laundry equipment sales.

Our current priorities include: (i) continuing to reduce funded debt, thereby improving debt leverage ratios and reducing interest expense, (ii) increase revenue, (iii) maintaining capital expenditures at the levels needed to sustain and grow the business, (iv) increasing facilities management operating efficiencies in all markets, (v) improving the profitability of individual laundry facilities management accounts that come up for contract renewal, and (vi) continuing to look for acquisitions that complement our current footprint.  One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. Approximately 8% to 10% of our laundry room leases are up for renewal each year.  Within any given geographic area, Mac-Gray may compete with local independent operators, regional operators and multi-region operators as well as property owners and property management companies who self-operate their laundry facilities. We devote substantial resources to our sales efforts and are focused on continued innovation in order to distinguish us from our competitors.

On December 21, 2011, our Board of Directors authorized a share repurchase program under which we are authorized to purchase up to an aggregate of $2,000 of our common stock. We repurchased 133,333 shares through March 31, 2012 under the plan for a total cash outlay of $2,000, thereby completing the repurchase program.

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

Our Board of Directors declared quarterly dividends of $0.0605 per share which were paid on March 30, 2012, June 29, 2012, and October 1, 2012 to stockholders of record at the close of business on March 15, 2012, June 15, 2012, and September 17, 2012, respectively.

We will realize some loss of revenue and some loss of equipment resulting from the impact of hurricane Sandy.  Operations at our New Jersey branch were the most severely affected.  We expect that the majority of the disruption will be temporary. While we cannot yet determine the total losses or the extent to which the losses will be offset by insurance, we believe it will have an adverse impact on our financial results for the fourth quarter of 2012, however we believe such impact will be immaterial.

Results of Operations (Dollars in thousands)

Three and nine months ended September 30, 2012 compared to three and nine months ended September 30, 2011.

The information presented below for the three and nine months ended September 30, 2012 and 2011 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended September 30,
			Increase	%
	2011	2012	(Decrease)	Change
Laundry facilities management revenue	$74,287	$74,372	$85	0%
Commercial laundry equipment sales revenue	4,205	3,501	(704)	-17%
Total revenue	$78,492	$77,873	$(619)	-1%

	For the nine months ended September 30,
			Increase	%
	2011	2012	(Decrease)	Change
Laundry facilities management revenue	$228,435	$229,316	$881	0%
Commercial laundry equipment sales revenue	10,939	10,620	(319)	-3%
Total revenue	$239,374	$239,936	$562	0%

Revenue

Total revenue decreased by $619, or 1%, to $77,873 for the three months ended September 30, 2012 compared to $78,492 for the three months ended September 30, 2011. Total revenue increased by $562 or less than 1%, to $239,936 for the nine months ended September 30, 2012 compared to $239,374 for the nine months ended September 30, 2011.

Laundry facilities management revenue.  Laundry facilities management revenue increased by $85, or less than 1%, to $74,372 for the three months ended September 30, 2012 compared to $74,287 for the three months ended September 30, 2011. Laundry facilities management revenue increased by $881, or less than 1%, to $229,316 for the nine months ended September 30, 2012 compared to $228,435 for the nine months ended September 30, 2011. The slight increase in revenue in the three and nine months ended September 30, 2012 compared to the same periods in the prior year reflect the cumulative impact of our vend price management initiatives, equipment usage, and general economic uncertainty implied by the decline in consumer spending.  We expect that these factors are likely to continue to influence revenue in the near term.  We expect that the improving apartment occupancy rates will mitigate some of the negative factors which are restricting revenue growth; however, industry data shows that the occupancy rates in the type of multi-family apartments in which we operate are improving at a slower rate than the premium type properties where we do not have a large presence. We continue to analyze economic trends in connection with expense controls and to optimize our capital spending.

Commercial laundry equipment sales.  Revenue in the commercial laundry equipment sales business decreased by $704, or 17%, to $3,501 for the three months ended September 30, 2012 compared to $4,205 for the three months ended September 30, 2011. Revenue in the commercial laundry equipment sales business decreased by $319, or 3%, to $10,620 for the nine months ended September 30, 2012 compared to $10,939 for the nine months ended September 30, 2011.  Sales in the commercial laundry equipment sales business are sensitive to the strength of the local economy, the availability and cost of financing to small businesses, consumer confidence, and local permitting and therefore, tend to fluctuate significantly from period to period.

Cost of revenue

Cost of laundry facilities management revenue.  Cost of laundry facilities management revenue includes rent paid to customers as well as those costs associated with installing and servicing equipment and costs of collecting, counting, and depositing facilities management revenue. Cost of laundry facilities management revenue increased by $596, or 1%, to $52,600 for the three months ended September 30, 2012 as compared to $52,004 for the three months ended September 30, 2011. Cost of laundry facilities management revenue increased by $3,280, or 2%, to $160,840 for the nine months ended September 30, 2012 as compared to $157,560 for the nine months ended September 30, 2011.  As a percentage of laundry facilities management revenue, cost of laundry facilities management revenue was 71% and 70% for the three months ended September 30, 2012 and 2011, respectively, and 70% and 69% for the nine months ended September 30, 2012 and 2011, respectively. Laundry facilities management rent increased by less than 1% for the three and nine months ended September 30, 2012 compared to the corresponding periods in 2011, directly attributable to the changes in facilities management revenue. Laundry facilities management rent as a percentage of laundry facilities management revenue was 49.1 % and 49.0 % for the three months ended September 30, 2012 and 2011, respectively, and 49.2% and 48.8% for the nine months ended September 30, 2012 and 2011, respectively. Laundry facilities management rent can be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the laundry facilities management rent, as a function of laundry facilities management revenue, can vary. Other costs of laundry facilities management revenue increased by $477, or 3%, to $16,068 for the three months ended September 30, 2012 compared to $15,591 for the three months ended September 30, 2011. Other costs of laundry facilities management revenue increased by $2,041, or 4%, to $48,086 for the nine months ended September 30, 2012 compared to $46,045 for the nine months ended September 30, 2011. The increase in operating expenses for the three and nine months ended September 30, 2012 compared to the same periods in 2011 is attributable to an increase in personnel and fleet costs, as well as increased credit card fees.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations increased by $138, or 1%, to $10,706 for the three months ended September 30, 2012 as compared to $10,568 for the three months ended September 30, 2011. Depreciation and amortization related to operations decreased by $976, or 3%, to $31,536 for the nine months ended September 30, 2012 as compared to $32,512 for the nine months ended September 30, 2011.The increase in depreciation and amortization for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is attributable to an increase in our capital spending on new and renegotiated accounts during this quarter.  The decrease in depreciation and amortization for the nine months ended September 30, 2012 as compared to the same period in 2011 is attributable to the Company’s decision, in the past two years, to closely manage capital investment in light of the uncertain economy. We have begun to increase our capital spending and expect depreciation expense to continue to increase.

Cost of laundry equipment sales.  Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment, and parts and supplies sold, as well as salaries, warehousing and distribution expenses.  Cost of commercial laundry equipment sales decreased by $317, or 10%, to $2,827 for the three months ended September 30, 2012 as compared to $3,144 for the three months ended September 30, 2011. Cost of commercial laundry equipment sales decreased by $47, or less than 1%, to $8,675 for the nine months ended September 30, 2012 as compared to 8,722 for the nine months ended September 30, 2011. As a percentage of sales, cost of product sold was 81% and 75%for the three months ended September 30, 2012 and 2011, and 82% and 80% for the nine months ended September 30, 2012 and 2011, respectively. The changes in cost of sales for the three and nine months ended September 30, 2012 compared to the same periods ending September 30, 2011 are a direct result of the changes in sales revenue and product mix.  Operating expenses were essentially unchanged in total. The gross margin in the commercial laundry equipment sales business unit was 19% and 25% for the three months ended September 30, 2012 and 2011, and 18% and  20% for the nine months ended September 30, 2012 and 2011, respectively.  The lower margins in 2012 compared to 2011 are the result of price increases by the manufacturer which we were unable to fully pass on to our customers.

Operating expenses

General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs.  General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs decreased by $697, or 9%, to $7,291 for the three months ended September 30, 2012 as compared to $7,988 for the three months ended September 30, 2011. General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs decreased by $265, or 1%, to $24,944 for the nine months ended September 30, 2012 as compared to $25,209 for the nine months ended September 30, 2011. As a percentage of total revenue, these expenses were 9% and 10% for the three months ended September 30, 2012 and 2011, respectively, and 10% and 11% for the nine months ended September 30, 2012 and 2011. The decrease in expenses for the three months ended September 30, 2012 as compared to the same period in 2011 is primarily related to a decrease in personnel related expenses and advertising costs.  The decrease in expenses for the nine months ended September 30, 2012 is also attributable to decreases in personnel related expenses and advertising costs, partially offset by $2,300 in legal fees relating to a dispute that was concluded in the first quarter.

Gain on sale of assets

The gains of $57 and $13 for the three months ended September 30, 2012 and 2011, respectively, and the gains of $97 and $170 in the nine months ended September 30, 2012 and 2011, respectively, are from the sale of vehicles and other fixed assets in the normal course of business.

Income from operations

Income from operations decreased by $295, or 6%, to $4,506 for the three months ended September 30, 2012 compared to $4,801 for the three months ended September 30, 2011 and decreased by $1,503, or 10%, to $14,038 for the nine months ended September 30, 2012 compared to $15,541 for the nine months ended September 30, 2011 due primarily to the cumulative effect of the reasons discussed above.

Interest expense, including the change in the fair value of non-hedged derivative instruments and amortization of deferred financing costs

Interest expense, including the change in the fair value of non-hedged derivative instruments and amortization of deferred financing costs, decreased by $1,751, or 48%, to $1,931 for the three months ended September 30, 2012, as compared to $3,682 for the three months ended September 30, 2011. Interest expense, including the change in the fair value of non-hedged derivative instruments and amortization of deferred financing costs, decreased by $2,928, or 29%, to $7,235 for the nine months ended September 30, 2012, as compared to $10,163 for the nine months ended September 30, 2011. This decrease for the three and nine months ended September 30, 2012 were primary attributable to interest savings as a result of retiring our 7.625% fixed rate senior notes by utilizing our 2012 Credit Agreement at lower interest rates. Interest expense, excluding the change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, was $1,966 and $3,508 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $1,542, or 44%.  Interest expense, excluding the change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, was $7,239 and $9,993 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $2,754, or 28%.  Interest expense, excluding the change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, includes interest paid or (received) in connection with our derivative instruments. This amounted to $444 and $137 for the three months ended September 30, 2012 and 2011, respectively, and $1,340 and $(194) for the nine months ended September 30, 2012 and 2011, respectively.

Interest expense associated with the company’s long term debt is comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2012	2011	2012

Interest expense	$3,508	$1,966	$9,993	$7,239
Change in the fair value of non-hedged interest rate derivative instruments	(45)	(125)	(487)	(360)
Amortization of deferred financing costs	219	90	657	356
Interest expense, including change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs	$3,682	$1,931	$10,163	$7,235

During the first quarter of 2012, the Company no longer qualified for hedge accounting treatment for its only effective interest rate swap agreement.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost is being reclassified as an earnings charge through the maturity date of the derivative.  This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $280 and $875 for the three and nine months ended September 30, 2012 compared to $100 and $371 for the three and nine months ended September 30, 2011, respectively. The remaining balance of $483 associated with these interest rate swap agreements and included in Accumulated Other Comprehensive Loss will be charged to interest expense through the maturity date of the interest rate swap agreements on April 1, 2013.

Loss on early extinguishment of debt

Loss on early extinguishment of debt amounted to $3,762 for the nine months ended September 30, 2012 and includes the premium of $2,542 we incurred for the early redemption of our senior unsecured notes and $1,087 of unamortized deferred financing costs associated with the redemption. We also wrote off $133 of unamortized deferred financing costs associated with our 2008 credit facility.

Income tax expense

Income tax expense increased by $589 to $1,104 for the three months ended September 30, 2012 compared to the income tax expense of $515 for the three months ended September 30, 2011. Income tax expense decreased by $919 to $1,285 for the nine months ended September 30, 2012 compared to income tax expense of $2,204 for the nine months ended September 30, 2011. The increase in the three months is the result of the increase in pre-tax income to $2,575 for the three months ended September 30, 2012, compared to the pre-tax income of $1,119 for the three months ended September 30, 2011, respectively. The decrease in the nine months is the result of the decrease in pre-tax income to $3,041 for the nine months ended September 30, 2012, compared to the pre-tax income of $5,378 for the nine months ended September 30, 2011.  The effective tax rate increased to 42% for the nine months ended September 30, 2012, compared to 41% for the same period in 2011. The changes in the effective rate for the nine months ended September 30, 2012 are the result of the relative impact of permanent differences due to changes in estimated pretax annual profits.

Net Income

As a result of the foregoing, net income increased by $867 to $1,471 for the three months ended September 30, 2012 compared to $604 for the same period ended September 30, 2011. Net income decreased by $1,418 to $1,756 for the nine months ended September 30, 2012 compared to $3,174 for the same period in 2011.

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

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving credit facility described below. Capital requirements for the year ending December 31, 2012, including contract incentive payments, are currently expected to be between $35,000 and $38,000.  In the nine months ended September 30, 2012, spending on capital expenditures was $25,269 and spending on contract incentives was $3,307. The capital expenditures for 2012 are primarily composed of laundry equipment installed in connection with new customer leases and the renewal of existing leases.

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

For the nine months ended September 30, 2012, our source of cash was primarily from operating activities. Our primary uses of cash for the nine months ended September 30, 2012 were the purchase of new laundry equipment, the repurchase of our common stock and the payments of dividends. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, debt service, and capital expenditures.

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

We pay a commitment fee equal to a percentage of the actual daily-unused portion of the Revolver under the 2012 Credit Agreement. This percentage is determined quarterly by reference to our consolidated total leverage ratio and will range between 0.25% per annum and 0.50% per annum (currently 0.35%).  For purposes of the calculation of the commitment fee, letters of credit are considered usage under the Revolver, but swingline loans are not considered usage under the Revolver.

The 2012 Credit Agreement includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most significant financial ratios that we are  required to maintain include a consolidated total leverage ratio of not greater than 3.75 to 1.00 (3.50 to 1.00 as of December 31, 2013 and thereafter) and a consolidated cash flow coverage ratio of not less than 1.20 to 1.00.  We were in compliance with all financial covenants at September 30, 2012.

As of September 30, 2012, there was $201,805 outstanding under the Revolver and $1,380 in outstanding letters of credit. The available balance under the Revolver was $46,815 at September 30, 2012. The average interest rates on the borrowings outstanding under the prior credit agreement and the 2012 Credit Agreement at September 30, 2011 and 2012 were 5.71% and 3.65%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt (see Note 4 for discussion on Fair Value Measurements).

On October 21, 2011, we redeemed $50,000 of our 7.625% senior notes by utilizing $51,271 of availability under our prior credit facility. On March 30, 2012, we redeemed the remaining $100,000 of our senior notes by utilizing $103,495 of availability under the 2012 Credit Agreement.

Operating Activities

For the nine months ended September 30, 2012 and 2011, net cash flows provided by operating activities were $30,067 and $36,101, respectively. Cash flows from operations consists primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and general, administration, sales and marketing expenses. The most significant changes to cash flows for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 are a decrease in net income in 2012 compared to 2011, proceeds from the termination of a derivative instrument in 2011, a decrease in deferred taxes in 2012 compared to a slight increase in 2011, a larger increase in prepaid facilities management rent and other assets in 2011 compared to 2012 and a decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities compared to a slight increase in 2011.   These accounts are subject to normal fluctuations from period to period.

Investing Activities

For the nine months ended September 30, 2012 and 2011, net cash flows used in investing activities were $25,092 and $21,795, respectively.  Capital expenditures for the nine months ended September 30, 2012 and 2011 were $25,269 and $22,026, respectively, primarily for the acquisition of laundry equipment for new and renewed lease locations.

Financing Activities

For the nine months ended September 30, 2012 and 2011, net cash flows used in financing activities were $4,612 and $14,385, respectively. Cash flows used in financing activities consist of changes in long term debt, principally resulting from the redemption of our senior notes, entry into the 2012 Credit Agreement, repurchase of common stock, and the payments of dividends.

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of September 30, 2012 is as follows:

		Interest on
Fiscal	Long-term	variable rate	Facilites rent	Capital lease	Operating lease
Year	debt	debt (1)	commitments	commitments	commitments	Total
2012(three months)	$—	$1,841	$3,039	$321	$841	$6,042
2013	—	7,366	11,141	1,121	3,055	$22,683
2014	—	7,366	9,065	702	2,666	$19,799
2015	—	7,366	6,694	191	2,336	$16,587
2016	—	7,366	5,340	84	688	$13,478
Thereafter	201,805	1,228	13,244	—	575	$216,852
Total	$201,805	$32,533	$48,523	$2,419	$10,161	$295,441

(1)          Interest is calculated using the Company’s average interest rate at September 30, 2012.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings and the change in fuel prices. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at September 30, 2012.

(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Variable rate	$—	$—	$—	$—	$—	$201,805	$201,805
Average interest rate	—	—	—	—	—	3.65%	3.65%

We have entered into standard International Swaps and Derivatives Association interest rate swap agreements to manage the interest rate associated with our debt. The interest rate Swap Agreements effectively convert $52,000 of our variable rate debt to a long-term fixed rate. Under these agreements, we receive a variable rate of LIBOR plus a markup and pay a fixed rate. We recognized a non-cash unrealized gain of $405 and $145 for the three months ended September 30, 2012 and 2011, respectively, and a non-cash unrealized gain of $1,235 and $858 for the nine months ended September 30, 2012 and 2011, respectively, on the interest rate swap agreements as a result of the change in the fair value.

On September 23, 2011, we entered into a fuel commodity derivative to manage the fuel cost on our fleet of vehicles. The derivative was effective January 1, 2012 and expires December 31, 2012.  The derivative has a monthly notional amount of 85 thousand gallons from January 1, 2012 through December 31, 2012 for a total notional amount of 1.02 million gallons. We have a put price of $3.205 per gallon and a strike price of $3.70 per gallon. On September 19, 2012 we entered into an additional fuel commodity derivative. The derivative is effective January 1, 2013 and expires December 31, 2013.  The derivative has a monthly notional amount of 80 thousand gallons from January 1, 2013 through December 31, 2013 for a total notional amount of 960 thousand gallons. We have a put price of $3.26 per gallon and a strike price of $3.90 per gallon. We recognized a non-cash unrealized gain of $67 and a non-cash unrealized loss $255 for the three months ended September 30, 2012 and 2011, respectively, and a non-cash unrealized gain of $43 and a non-cash unrealized loss $133 for the nine months ended September 30, 2012 and 2011, respectively, on these fuel commodity derivatives as a result of the change in the fair value.

The fair values of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and are considered to be Level 2 items.  The fuel commodity derivative is based on market assumptions and a quoted price from the counter party and is considered a Level 3 item.

During the first quarter of 2012, as a result of our senior note redemption, we no longer qualified for hedge accounting treatment on our only effective interest rate swap agreement.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost is being reclassified as an earnings charge through the maturity date of the derivative.  This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $280 and $875 for the three and nine months ended September 30, 2012 compared to $100 and $371 for the three and nine months ended September 30, 2011, respectively. The remaining balance of $483 associated with these interest rate swap agreements and included in Accumulated Other Comprehensive Loss will be charged to interest expense through the maturity date of the interest rate swap agreements on April 1, 2013.

The table below outlines the details of each remaining interest rate Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	September 30,	Expiration	Fixed
Origin	Amount	Amortizing	2012	Date	Rate

May 8, 2008	$45,000	Amortizing	$30,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$22,000	Apr 1, 2013	3.78%

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

Depending on fluctuations in the LIBOR, our interest rate exposure and the related impact on interest expense and net cash flow may increase or decrease. The counter party to the interest rate Swap Agreements exposes us to credit loss in the event of non-performance; however, nonperformance is not anticipated.  The fair value of an interest rate Swap Agreement is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At September 30, 2012, the fair value of the interest rate Swap Agreements was a liability of $872.  This amount has been included in accrued expenses on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2012 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text. (2)

***Management compensatory plan or arrangement

(1) Filed herewith.

(2) Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
November 9, 2012	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief Financial Officer and Treasurer
(On behalf of registrant and as principal financial officer)