Form 10-K
period 2012-12-31
MAC-GRAY CORP
filed 2013-03-15
CIK 1038280

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2012 was $139,808,518

         As of March 4, 2013, 14,531,400 shares of common stock of the registrant, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrants' definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report. Such Proxy Statement shall not be deemed to be "filed" as part of this Annual Report on Form 10-K, except for those parts therein which have been specifically incorporated by reference herein.

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

        We derive our revenue principally as a laundry facilities management contractor for the multi-unit housing industry. We manage laundry rooms under long-term leases with property owners, property management companies and colleges and universities. We refer to these leases as "laundry leases" or "management contracts," and this business as "laundry facilities management business." In 2012, 96% of our consolidated revenue from continuing operations was derived from our laundry facilities management business. As of December 31, 2012, our laundry facilities management business had revenue-generating laundry equipment operating in 44 states and the District of Columbia.

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

Laundry Facilities Management Business

        For the years ended December 31, 2011 and 2012, our laundry facilities management business accounted for approximately 95% and 96% of our total revenue from continuing operations, and 95%

and 96% of our gross margin from continuing operations, respectively. Through our laundry facilities management business, we act as a laundry facilities management contractor with property owners or managers. We lease space within a property, in some instances improve the leased space with flooring, ceilings and other improvements ("betterments") and then install and service the laundry equipment and collect the payments. The property owner or manager is usually responsible for maintaining, cleaning, and securing the premises and payment of utilities. Under long-term leases, we typically receive the exclusive right to provide and service laundry equipment within a multi-unit housing property in exchange for a negotiated percentage of the total revenue collected. We refer to this percentage as "facilities management rent." In each of the past five years, we have retained, on average, approximately 96% of our equipment base each year. Our gross additions to our equipment base for the years ended December 31, 2011 and 2012 through internally generated growth equaled 3%. Our additions, net of lost business, were -1% and -2% for the years ended December 31, 2011 and 2012, respectively. The equipment base not retained is primarily attributable to contracts the Company has chosen not to renew due to anticipated unacceptable profit margins (including some acquired contracts that did not meet our performance criteria). We also lose business to property owners who choose to self-operate, and to a lesser degree to our competitors. We believe that our ability to maintain the relative size of our equipment base is indicative of our service of, and attention to, property owners and managers. We also provide our customers with proprietary technologies such as LaundryView®, LaundryLinx™, Change Point® and our Client Resource Center, and we continue to invest in research and development of such technologies. We generally have the ability to set and adjust the vend pricing for our equipment based upon local market conditions.

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

        We also generate revenue by leasing equipment to laundry customers who choose neither to purchase equipment nor to become a laundry facilities management customer, but instead wish to maintain their own laundry rooms. This leasing business generated revenue of approximately $5 million for each of the years ended December 31, 2011 and 2012, and is included in the laundry facilities management business.

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

        Customers.    As of March 1, 2013, we provided laundry equipment and related services to laundry rooms located in 44 states throughout the continental United States and the District of Columbia. For the year ended December 31, 2012, no customer accounted for more than 2% of our laundry facilities management revenue. We serve customers in multi-unit housing facilities, including apartment buildings, college and university residence halls, condominiums, public-housing complexes and hotels and motels.

        Seasonality.    We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 15% of the laundry facilities management revenue for 2012. Academic facilities management revenue is derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, during the third calendar quarter when most colleges and universities are not in session, the Company increases its operating and capital expenditures when it has its greatest product installation activities in the college market. We also experience moderate seasonality in the Southeast and Southwest markets due to their warmer climate. The peak occupancy in these markets occurs in the first quarter.

        Competition.    The laundry facilities management industry is highly competitive, capital intensive and requires the delivery of reliable and prompt services to customers. We believe that customers consider a number of factors in selecting a laundry facilities management contractor, such as customer service, reputation, facilities management rent rates (including incentives), advance rents, range of products and services, and technology. We believe that different types of customers assign varied weight to each of these factors and that no one factor alone determines a customer's selection of a laundry facilities management contractor. Within any given geographic area, we may compete with local independent operators, regional and multi-regional operators. The industry is highly fragmented; consequently, we have grown by acquisitions, as well as through new equipment placement. We believe that we are the second largest laundry facilities management contractor in the United States.

        Impact of Occupancy Rates.    Our laundry facilities management revenue is affected by apartment and condominium occupancy rates. Occupancy rates in the multi-unit housing industry are affected by several factors. These factors include local economic conditions, local employment levels, local rental rates, household growth and composition, mortgage interest rates as they relate to first-time homebuyers homeownership rates, the supply of apartments, and the absorption rate of new construction in specific markets. We are somewhat protected from revenue decreases caused by declining occupancy rates due to the variation of markets served, the various types of multi-unit housing facilities therein, and the percentage of revenue derived from colleges and universities. We monitor independent market research data regarding trends in occupancy rates in our markets to better understand laundry facilities revenue trends and variations.

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

Commercial Laundry Equipment Sales Business

        Through our commercial laundry equipment sales business, we are a distributor for several commercial laundry equipment manufacturers, primarily Whirlpool. We do not manufacture any of the commercial laundry equipment that we sell. As an equipment distributor, we sell commercial laundry equipment to public retail laundromats, as well as to the multi-unit housing industry. In addition, we sell commercial laundry equipment directly to institutional purchasers, such as hotels, for use in their own on-premise laundry facilities. We are certified by the manufacturers to service the commercial laundry equipment that we sell. Installation and repair services are provided on an occurrence basis, not on a contractual basis. Related revenue is recognized at the time the installation service, or other service, is provided to the customer. For each of the years ended December 31, 2011 and 2012, our commercial laundry equipment sales business accounted for approximately 5% and 4% of our total revenue, respectively.

Employee Base

        As of February 9, 2013, the Company employed 814 full-time employees. No employee is covered by a collective bargaining agreement and the Company believes that its relationship with its employees is good.

Operating Characteristics

        We maintain a corporate staff as well as centralized Finance, Human Resources, Legal services, Information Technology, Marketing, Compliance and Customer Service departments. Regionally, we maintain service centers and warehouses staffed by local management, service technicians, collectors, and warehouse personnel.

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

        Our corporate offices are located at 404 Wyman Street, Suite 400, Waltham, Massachusetts, 02451-1212. Our telephone number is (781) 487-7600, our fax number is (781) 487-7601, and our email address for investor relations is ir@macgray.com.

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

        Our laundry facilities management business, which provided 96% of our total revenue from continuing operations for the year ended December 31, 2012, is highly dependent upon the renewal of leases with property owners and property management companies. Approximately 83% of our leases have a weighted average remaining life of five years. In the next seven years, 8% to 10% of our laundry room leases are up for renewal each year. We have traditionally relied upon exclusive, long-term leases with our customers, as well as frequent customer interaction and an emphasis on customer service, to assure continuity of financial and operating results. We cannot guarantee that in the future we will be able to establish long-term leases with new customers or renew existing long-term leases as they expire on favorable terms, or at all.

        Failure by us to continue to establish long-term leases with new customers, or to successfully renew existing long-term leases as they expire, could have a material adverse effect on our business, results of operations, cash flows and financial condition. Further, approximately 11% of our equipment is not subject to leases, or customers have the right to terminate their lease with us at their option. Failure to retain these customers could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We face strong competition in the outsourced laundry facilities management industry.

        The outsourced laundry facilities management industry is highly competitive, and we compete for long-term leases, both locally and nationally, with property owners and other operators in the industry. We compete based on customer service, reputation, facilities management rent rates, incentive payments, and a range of products and services. Smaller local and regional operators typically have long-standing relationships with property owners and managers in their specific geographic market. As such, we may have difficulty penetrating such markets, as property owners and managers may be resistant to terminating such long-standing relationships. We also compete with property owners, as there is no guarantee that property owners will continue to outsource their laundry facilities management to operators. There is one competitor in the United States, Coinmach Corporation, with a larger installed equipment base than us. Competition in the industry may make it more difficult and more expensive to consummate acquisitions in the future and to maintain and expand our installed equipment base. In addition, some of our competitors may have less indebtedness than we do, and therefore more of their cash is potentially available for business purposes other than debt service. We cannot assure you that our results of operations, cash flows or financial condition will not be materially and adversely affected by competition, or that we will be able to maintain our profitability if the competitive environment changes.

If we are unable to continue our relationships with Whirlpool Corporation and other equipment suppliers our revenues could be reduced, and our ability to meet customer requirements could be materially and adversely affected.

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

  •
  oversupply of apartments;

  •
  conversion of apartment units to condominiums with in-unit laundry hookups; and

  •
  discretionary spending.

Our cash flows may not be sufficient to finance the significant capital expenditures required to replace equipment, implement new technology, or make incentive payments to property managers.

        We must continue to make capital expenditures in order to maintain and replace our installed equipment base and implement new technology in our equipment. We must also make incentive payments to some property managers in order to secure new laundry leases and renew existing laundry leases. We cannot assure you that our resources or cash flows will be sufficient to finance anticipated capital expenditures and incentive payments. To the extent that available resources are insufficient to fund our capital needs, we may need to raise additional funds through public or private financings or curtail certain expenditures. These financings may not be available on favorable terms, or at all, and, in the case of equity financings, could result in dilution to stockholders. If we cannot maintain or replace our equipment as required or implement new technologies, our results of operations, cash flows and financial condition could be materially and adversely affected.

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

        The Company assesses goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may be impaired. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and the Company's market capitalization relative to its book value. The Company evaluated its goodwill for impairment as of December 31, 2012 and determined there was no impairment. The goodwill impairment review consists of a two-step process of first assessing the fair value and comparing the fair value to the carrying value. If this fair value exceeds the carrying value, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value, we would proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. Any such impairment loss would be recognized in the Company's results of operations in the period the impairment loss arose. Any charge could have a significant negative effect on our reported earnings. In addition, our financial results could be negatively impacted by the application of existing and future accounting policies or interpretations of existing accounting policies.

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

        As of December 31, 2012, our directors, executive officers, and certain of our stockholders related to such persons and their affiliates beneficially owned in the aggregate approximately 31.2% of the outstanding shares of our common stock (See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters" below). This percentage ownership does not include options to purchase 1,506,841 shares of our common stock held by some of these persons, which options were exercisable at, or within 60 days subsequent to, December 31, 2012. If all of these options had been exercised as of December 31, 2012, then these stockholders and their affiliates would have beneficially owned 37.7% of the outstanding shares of our common stock. Additionally, we are party to a stockholders' agreement with some of these stockholders that gives them rights of first offer to purchase shares of our common stock offered for sale by another stockholder party thereto (See Item 13, "Certain Relationships and Related Transactions" below). As a result of this concentration in ownership, should these stockholders act together, they have the ability to influence the outcome of the election of directors and all other matters requiring approval by stockholders. Circumstances may arise in which the interests of these stockholders could be in conflict with the interests of other stockholders.

Provisions in our charter and bylaws, Delaware law, and shareholder rights plan could have the effect of discouraging takeovers.

        Specific provisions of our charter and bylaws, as described below and in Footnote 12 to the Consolidated Financial Statements, sections of the corporate law of Delaware, our shareholder rights plan, and powers of our Board of Directors may discourage takeover attempts not first approved by the Board of Directors, including takeovers which some stockholders may deem to be in their best interests. The shareholder rights plan described below could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock without the support of our Board of Directors. These provisions and powers of the Board of Directors could delay or prevent the removal of incumbent directors or the assumption of control by stockholders, even if the particular removal or assumption of control would be beneficial to stockholders. These provisions and powers of the Board of Directors could also discourage or make more difficult a merger, tender offer or proxy contest, even if these events would be beneficial, in the short term, to the interests of some shareholders. The anti-takeover provisions and powers of the Board of Directors include, among other things:

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

Item 1B.    Unresolved SEC Staff Comments.

        None.

Item 2.    Properties.

        Mac-Gray leases approximately 32,000 square feet in Waltham, Massachusetts that it uses as its corporate headquarters and which houses the Company's administrative and central services. At December 31, 2012, Mac-Gray leased the regional facilities listed below, which are largely operated as sales and service facilities, although limited administrative functions are also performed at many of them. Mac-Gray also leases storage facilities at various locations.

Location	Approximate Square Footage	Expiration Date
Albany, New York	1,500	7/2014
Albuquerque, New Mexico	6,600	8/2015
Buda, Texas	7,000	7/2015
Carlstadt, New Jersey	17,094	5/2015
Charlotte, North Carolina	10,640	6/2018
Cheekatowaga, New York	10,000	9/2015
Chesapeake, Virginia	6,430	7/2013
College Station, Texas	1,250	12/2013
Denver, Colorado	21,688	9/2017
East Hartford, Connecticut	14,900	5/2013
El Paso, Texas	6,250	3/2017
Eugene, Oregon	2,500	12/2016
Euless, Texas	10,000	4/2013
Grand Junction, Colorado	3,575	5/2015
Gurnee, Illinois	12,000	7/2016
Hollywood, Florida	16,494	9/2015
Houston, Texas	10,687	11/2017
Jessup, Maryland	20,070	9/2019
Lake City, Florida	1,125	11/2013
Lithia Springs, Georgia	10,675	2/2016
Lynnwood, Washington	17,467	6/2019
Madison, Tennessee	17,625	4/2017
Mansfield, Massachusetts	2,000	5/2016
Memphis, Tennessee	11,250	10/2014
Metairie, Louisiana	4,000	4/2014
Oklahoma City, Oklahoma	2,250	12/2013
Orlando, Florida	2,100	12/2013
Pelham, Alabama	9,000	4/2013
Phoenix, Arizona	25,920	8/2015
Portland, Oregon	10,000	5/2016
Riverview, Florida	17,518	4/2017
Salt Lake City, Utah	6,675	6/2013
Syracuse, New York	12,112	10/2018
Tucson, Arizona	6,265	4/2014
Waltham, Massachusetts	32,000	11/2015
Westbrook, Maine	5,625	4/2017
Woburn, Massachusetts	40,000	2/2016

        All properties are utilized for the laundry facilities management business and, in some locations, the commercial laundry equipment sales business.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "TUC."

        The following table sets forth the high and low sales prices for our common stock on the NYSE for the periods indicated.

	Year Ended December 31, 2011		Year Ended December 31, 2012
	High	Low	High	Low
First Quarter	$16.55	$14.01	$15.40	$13.00
Second Quarter	$16.98	$14.09	$15.40	$11.58
Third Quarter	$15.74	$11.29	$14.70	$12.60
Fourth Quarter	$15.00	$11.87	$13.88	$10.69

        As of March 4, 2013 there were 106 shareholders of record of our common stock.

        On February 5, 2010, our Board of Directors approved the initiation of a quarterly dividend policy for our common stock. We had not previously paid dividends on any of our shares of capital stock. On January 17, 2012, our Board of Directors approved an increase to the quarterly dividend policy to $0.0605 per share ($0.242 per share on an annualized basis). We declared quarterly dividends of $0.0605 per share which were paid on March 29, 2012, June 29, 2012, September 28, 2012 and December 31, 2012 to stockholders of record on March 15, 2012, June 15, 2012, September 17, 2012 and December 17, 2012, respectively.

        On February 25, 2013, the Company's Board of Directors approved a 45% increase in the quarterly dividend to $0.0875 per share ($0.35 per share on an annualized basis). The Board declared a dividend of $0.0875 per share payable on April 1, 2013 to stockholders of record at the close of business on March 15, 2013.

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

	Years Ended December 31,
	2008(1)	2009	2010	2011	2012
Statement of Income Data:
Revenue from continuing operations	$327,229	$325,924	$320,011	$322,028	$322,119
Cost of revenue	271,681	270,832	267,259	266,800	269,400

Gross Margin	55,548	55,092	52,752	55,228	52,719
Operating expenses:
General and administration	18,341	17,819	18,628	20,310	20,150
Sales and marketing	14,970	14,249	14,185	13,211	11,397
Depreciation and amortization	777	724	657	765	834
Incremental costs of proxy contests	—	971	235	269	377
Gain on sale of assets, net	(69)	(648)	(262)	(200)	(168)

Total operating expenses	34,019	33,115	33,443	34,355	32,590

Operating income from continuing operations	21,529	21,977	19,309	20,873	20,129
Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs	23,246	19,658	14,304	13,481	9,068
Loss on early extinguishment of debt	207	—	—	1,894	3,762

Income (loss) from continuing operations before income tax expense	(1,924)	2,319	5,005	5,498	7,299
Income tax expense (benefit)	(758)	1,278	2,176	2,222	2,989

Income (loss) from continuing operations, net	(1,166)	1,041	2,829	3,276	4,310
Income from discontinued operations, net	1,707	1,074	44	—	—
Loss from disposal of discontinued operation, net of tax of $384	—	—	(294)	—	—

Net income	$541	$2,115	$2,579	$3,276	$4,310

Earnings (loss) per share—basic—continuing operations	$(0.09)	$0.08	$0.21	$0.23	$0.30

Earnings (loss) per share—diluted—continuing operations	$(0.09)	$0.07	$0.20	$0.22	$0.29

Earnings (loss) per share—basic—discontinued operations	$0.13	$0.08	$(0.02)	$—	$—

Earnings (loss) per share—diluted—discontinued operations	$0.13	$0.08	$(0.02)	$—	$—

Earnings per share—basic	$0.04	$0.16	$0.19	$0.23	$0.30

Earnings per share—diluted	$0.04	$0.15	$0.18	$0.22	$0.29

Weighted average common shares outstanding—basic	13,346	13,529	13,797	14,234	14,423

Weighted average common shares outstanding—diluted	13,346	13,940	14,379	14,976	15,084

Cash dividend per common share	$—	$—	$0.20	$0.22	$0.242

	Years Ended December 31,
	2008(1)	2009	2010	2011	2012
Other Financial Data:
EBITDA from continuing operations(2)	$67,456	$71,860	$67,433	$63,644	$59,933
EBITDA from continuing operations, as adjusted(2)	$69,467	$71,535	$66,214	$65,177	$63,522
Depreciation and amortization	$47,938	$48,990	$46,670	$44,001	$43,013
Amortization of deferred financing costs	$837	$876	$876	$836	$446
Capital expenditures(3)	$24,313	$21,341	$26,580	$27,523	$29,628
Cash flows provided by operating activities from continuing operations	$55,735	$60,720	$54,080	$53,519	$47,629
Cash flows used in investing activites from continuing operations	$(130,111)	$(20,074)	$(25,973)	$(27,240)	$(29,355)
Cash flows provided by (used in) financing activities from continuing operations	$79,887	$(37,883)	$(36,673)	$(25,411)	$(17,827)
Balance Sheet Data (at end of period):
Working capital from continuing operations	$(2,203)	$(11,038)	$(18,689)	$(19,762)	$(12,926)
Long-term debt and capital lease obligations, including current portion	$301,292	$263,868	$225,936	$202,828	$192,170
Long-term debt and capital lease obligations, net of current portion	$295,821	$258,325	$221,425	$198,638	$190,969
Total assets	$490,004	$464,276	$424,083	$409,699	$401,409
Stockholders' equity	$97,964	$104,535	$108,051	$113,814	$117,287

(1)
Includes the results of operations of the western and southern region laundry facilities management assets acquired on April 1, 2008 from Automatic Laundry Company, Ltd. for approximately $116,000.

(2)
EBITDA from continuing operations is defined as income from continuing operations before income tax expense, depreciation and amortization expense and interest expense. EBITDA from continuing operations, as adjusted is EBITDA from continuing operations further adjusted to exclude the items described in the table above. We have excluded these items because we believe they are not reflective of our ongoing operating performance. EBITDA from continuing operations and EBIDTA from continuing operations, as adjusted are included in this report because they are a basis upon which our management and Board of Directors assess our operating performance. EBITDA from continuing operations and EBITDA from continuing operations, as adjusted are not measures of our liquidity or financial performance under GAAP and should not be considered as alternatives to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. The use of EBITDA from continuing operations and EBITDA from continuing operations, as adjusted instead of net income has limitations as an analytical tool, including the exclusion of interest expense and depreciation and amortization expense, which represent significant and unavoidable operating costs given the level of indebtedness and the capital expenditures needed to maintain our business. Management compensates for these limitations by relying primarily on our GAAP results and by using EBITDA from continuing operations and EBITDA from continuing operations, as adjusted only supplementally. Our management believes EBITDA from continuing operations and EBITDA from continuing operations, as adjusted are useful to investors because they help enable investors to evaluate our business in the same manner as our management and because they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. Our measures of EBITDA from continuing operations and EBITDA from continuing operations, as adjusted are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

(3)
Excludes $1,774, $1,628, $2,421, $414, and $1,106 in 2008, 2009, 2010, 2011 and 2012, respectively, of various assets acquired under capital lease agreements that are used in the operation of the Company.

        The following is a reconciliation of income (loss) from continuing operations to EBITDA from continuing operations and EBITDA from continuing operations, as adjusted:

	Years Ended December 31,
	2008(1)	2009		2010		2011	2012
Income (loss) from continuing operations, net	$(1,166)	$1,041		$2,829		$3,276	$4,310
Income (loss) from discontinued operations, net	1,707	1,074		(250	)(9)	—	—

Net income	$541	$2,115		$2,579		$3,276	$4,310

Net income (loss) from continuing operations	$(1,166)	$1,041		$2,829		$3,276	$4,310
Add:
Income tax expense (benefit)	(758)	1,278		2,176		2,222	2,989
Cost of revenue depreciation and amortization expense	47,161	48,266		46,013		43,236	42,179
Operating expense depreciation and amortization expense	777	724		657		765	834
Amortization of deferred financing costs	837	876		876		836	446
Interest expense, net(2)	20,605	19,675		14,882		13,309	9,175

EBITDA from continuing operations(3)	67,456	71,860		67,433		63,644	59,933
Add (Subtract):
Gain on sale of certain assets, net	—	(403	)(8)	—		—	—
Unrealized (gain) loss related to change in fair value of non-hedged interest rate derivative instruments(4)	1,804	(893)		(1,454)		(664)	(553)
Loss related to change in fair value of fuel commodity derivative instruments(5)	—	—		—		34	3
Loss on early extinguishment of debt(6)	207	—		—		1,894	3,762
Incremental costs of proxy contest(7)	—	971		235		269	377

Adjusted EBITDA from continuing operations , as adjusted(3)	$69,467	$71,535		$66,214		$65,177	$63,522

(1)
Includes the results of operations of the western and southern region laundry facilities management assets acquired on April 1, 2008 from Automatic Laundry Company, Ltd. for approximately $116,000.

(2)
Interest expense, net, does not include change in fair value of non-hedged derivative instruments or amortization of deferred financing costs.

(3)
EBITDA from continuing operations is defined as income from continuing operations before income tax expense, depreciation and amortization expense and interest expense. EBITDA from continuing operations, as adjusted is EBITDA from continuing operations further adjusted to exclude the items described in the table above. We have excluded these items because we believe they are not reflective of our ongoing operating performance. EBITDA from continuing operations and EBIDTA from continuing operations, as adjusted are included in this report because they are a basis upon which our management and Board of Directors assess our operating performance. EBITDA from continuing operations and EBITDA from continuing operations, as adjusted are not measures of our liquidity or financial performance under GAAP and should not be considered as alternatives to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. The use of EBITDA from continuing operations and EBITDA from continuing operations, as adjusted instead of net income has limitations as an analytical tool, including the exclusion of interest expense and depreciation and amortization expense, which represent significant and unavoidable operating costs given the level of indebtedness and the capital expenditures needed to maintain our business. Management compensates for these limitations by relying primarily on our GAAP results and by using EBITDA from continuing operations and EBITDA from continuing operations, as adjusted only supplementally. Our management believes EBITDA from continuing operations and EBITDA from continuing operations, as adjusted are useful to investors because they help enable investors to evaluate our business in the same manner as our management and because they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. Our measures of EBITDA from continuing operations and EBITDA from continuing operations, as adjusted are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

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

(5)
Represents the un-realized loss on change in fair value of fuel commodity derivatives which do not qualify for hedge accounting treatment

(6)
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

(7)
Represents additional costs incurred for legal advice and proxy solicitation in response to proxy contests relating to the Company's 2009, 2010, 2011, and 2012 annual meetings.

(8)
Represents a pretax gain recognized in connection with the sale of a facility in Tampa, Florida on January 2, 2009.

(9)
Includes loss from disposal of discontinued operations of $294, net of tax.

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

Overview

        Mac-Gray was founded in 1927 and re-incorporated in Delaware in 1997. We derive our revenue principally as a laundry facilities management contractor for the multi-unit housing industry. We also derive revenue through the sales of commercial laundry equipment primarily to public retail laundromats, as well as to the multi-unit housing industry. In addition, we sell commercial laundry equipment directly to institutional purchasers such as hotels, for use in their own on-premise laundry facilities. Our core business model is built on a stable demand for laundry services, combined with long-term leases, strong customer relationships, a broad customer base and predictable capital needs. For the years ended December 31, 2011 and 2012, our total revenue was $322,028 and $322,119, respectively. Approximately 95% and 96% of our total revenue for the years ended December 31, 2011 and 2012, respectively, was generated by our laundry facilities management business. We generate laundry facilities management revenue primarily through long-term leases with property owners or property management companies granting us the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties, in exchange for a negotiated portion of the revenue we collect. As of December 31, 2012, approximately 83% of our installed equipment base was located in laundry facilities subject to long-term leases, with a weighted average remaining term of approximately five years. Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card- and coin-operated systems, incentive payments to property owners or property management companies and/or expenses to refurbish laundry facilities. Our capital expenditures consist of a large number of relatively small amounts associated with our entry into or renewal of leases. Accordingly, our capital needs are predictable and largely within our control. For the years ended December 31, 2011 and 2012, we incurred $27,523 and $29,628 of capital expenditures, respectively. In addition, we make incentive payments to property owners and property management companies to secure our lease arrangements. We paid $3,607 and $4,622 in incentive payments in the years ended December 31, 2011 and 2012, respectively.

        In addition, through our commercial laundry equipment sales business, we generate revenue by selling commercial laundry equipment. Our commercial laundry equipment sales business accounted for approximately 5% and 4% of our total revenue, and 5% and 4% of our gross margin for the years ended December 31, 2011 and 2012, respectively. We anticipate that current economic conditions will continue to challenge our ability to maintain or grow our revenue from laundry equipment sales.

        Our financial objective is to maintain and enhance profitability by retaining existing customers, adding customers in areas in which we currently operate, selectively expanding our geographic footprint and density through acquisitions, and controlling costs. One of the key challenges we face is maintaining and expanding our customer base in a competitive industry. We experience competition from other industry participants, including national, regional and local laundry facilities management operators and from property owners and property management companies who self-operate their laundry facilities. We devote substantial resources to our marketing and sales efforts and we focus on continued innovation in order to distinguish us from competitors. Apartment vacancy rates, particularly in the types of properties in which we are most active, pose an additional challenge. We have seen an improvement in these rates and we expect them to have less of an impact than in prior years on our laundry facilities management business in 2013. However, we expect that the potential benefit of improved occupancy rates may be offset by the current pressure on discretionary spending which we believe is currently altering many industries, including laundering habits, resulting in lower utilization rates of our equipment in some markets.

        The majority of our revenue is derived from long-term contracts, which allow the Company to maintain consistent revenue levels in spite of the vagaries of the economy in any given year. Approximately 8% to 10% of our laundry room leases are up for renewal each year. While we are successful in renewing the majority of our contracts, there are contracts we chose not to renew due to anticipated unacceptable profit margins, (including some acquired contracts that did not meet our performance criteria). We also lose business to property owners who choose to self-operate, and to a lesser degree to our competitors. Over the past five calendar years, we have been able to retain, on average, approximately 96% of our total installed equipment base each year. Gross additions to our equipment base for each of the years ended December 31, 2011 and 2012 through internally generated growth was approximately 3%. Our additions, net of lost business, were approximately -1% for the year ended December 31, 2011 and approximately -2% for the year ended December 31, 2012.

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

        On October 21, 2011, the Company redeemed $50,000 of its senior notes by utilizing $51,271 of availability under its revolving credit facility. On March 30, 2012, the Company redeemed the remaining $100,000 of its senior notes by utilizing $103,495 of availability under the 2012 Credit Agreement (as hereinafter defined). The redemption price for the notes was 102.542%. Under the terms of the 2012 Credit Agreement, the Company will pay an interest rate of LIBOR plus a spread of between 1.75% and 2.75.

        On December 21, 2011, the Company's Board of Directors approved a share repurchase program authorizing the Company purchase up to an aggregate of $2,000 of its common stock. The Company repurchased 133,333 shares during the first quarter of 2012 under the plan for a total cash outlay of $2,000, thereby completing the repurchase program.

        On February 29, 2012, the Company entered into an Amended and Restated Senior Secured Credit Agreement ("2012 Credit Agreement") with a lending syndicate, including Bank of America,

N.A., as Administrative Agent and Collateral Agent , Wells Fargo Bank, National Association, as Syndication Agent, and RBS Citizens, N.A. and TD Banknorth, NA, as Co-Documentation Agents. For further information regarding the 2012 Credit Agreement, see "Financing Activities" below.

        On February 25, 2013, the Company's Board of Directors approved an increase to the Company's quarterly dividend to $0.0875 per share ($0.35 per share on an annualized basis).

Results of Operations (Dollars in thousands, except per share data)

        The information presented below for the years ended December 31, 2011 and 2012 is derived from our consolidated financial statements and related notes included in this report.

Revenue from continuing operations

	2011	2012	Increase (Decrease)	% Change
Laundry facilities management revenue	$306,919	$308,033	$1,114	0%
Commercial laundry equipment sales	15,109	14,086	(1,023)	-7%

Total revenue from continuing operations	$322,028	$322,119	$91	0%

Fiscal year ended December 31, 2012 compared to fiscal year ended December 31, 2011

        Total revenue increased by $91, or less than 1%, to $322,119 for the year ended December 31, 2012 compared to $322,028 for the year ended December 31, 2011.

        Laundry facilities management revenue.    Laundry facilities management revenue increased by $1,114, or less than 1%, to $308,033 for the year ended December 31, 2012 compared to $306,919 for the year ended December 31, 2011. The slight increase in revenue reflects the cumulative impact of our vend price management initiatives, equipment usage, and less general economic uncertainty implied by the decline in consumer spending. We expect that these factors are likely to continue to influence revenue in the near term. We expect that the improving apartment occupancy rates will mitigate some of the negative factors which are restricting revenue growth; however, industry data shows that the occupancy rates in the type of multi-family apartments in which we operate are improving at a slower rate than the premium type properties where we do not have a large presence. We continue to analyze economic trends in connection with expense controls and to optimize our capital spending.

        Commercial laundry equipment sales revenue.    Revenue in the commercial laundry equipment sales business decreased $1,023, or 7%, to $14,086 for the year ended December 31, 2012 compared to $15,109 for the year ended December 31, 2011. Sales in the commercial laundry equipment sales business are sensitive to the strength of the local economy, the availability and cost of financing to small businesses, consumer confidence, and local permitting and therefore, tend to fluctuate significantly from period to period.

Cost of revenue

	2011	2012	Increase (Decrease)	% Change
Cost of laundry facilities management revenue	$211,363	$215,471	$4,108	2%
Depreciation and amortization related to operations	43,236	42,179	(1,057)	-2%
Cost of commercial laundry equipment sales	12,201	11,750	(451)	-4%

Total cost of revenue	$266,800	$269,400	$2,600	1%

        Cost of laundry facilities management revenue.    Cost of laundry facilities management revenue includes rent paid to customers as well as costs associated with installing and servicing machines, costs of collecting, counting, and depositing facilities management revenue, and cost of delivering and servicing rented laundry facilities management equipment. Cost of laundry facilities management revenue increased $4,108, or 2%, to $215,471 for the year ended December 31, 2012, as compared to $211,363 for the year ended December 31, 2011. As a percentage of facilities management revenue, cost of facilities management revenue was 70% for the year ended December 31, 2012 as compared to 69% for the year ended December 31, 2011. Facilities management rent as a percentage of facilities management revenue was 49.0% and 48.9% for the years ended December 31, 2012 and 2011, respectively. Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments paid in connection with the lease agreements and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and laundry room betterments are amortized over the life of the related lease. Other costs of laundry facilities management revenue increased by $3,087, or 5%, to $64,387 for year ended December 31, 2012 compared to $61,300 for the year ended December 31, 2011. The increase in these costs for the year ended December 31, 2012 compared to the year ended December 31, 2011 is attributable to an increase in benefits related costs, primarily health care, the cost of fuel and fleet maintenance as well as increased credit card fees.

        Depreciation and amortization related to operations.    Depreciation and amortization related to operations decreased by $1,057, or 2%, to $42,179 for the year ended December 31, 2012 as compared to $43,236 for the year ended December 31, 2011. The decrease in depreciation and amortization for the year ended December 31, 2012 as compared to the same period in 2011 is primarily attributable to the fact that a portion of our assets we acquired through business acquisitions are now fully depreciated as well as our decision, in the past two years, to closely manage capital investments in the light of the uncertain economy. We have begun to increase our capital spending and expect depreciation expense to continue to increase going forward.

        Cost of commercial laundry equipment sales.    Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment and parts and supplies sold, as well as salaries, warehousing and distribution expenses. Cost of commercial laundry equipment sales decreased by $451, or 4%, to $11,750 for the year ended December 31, 2012 as compared to $12,201 for the year ended December 31, 2011. As a percentage of sales, cost of commercial laundry equipment sales was 83% for the year ended December 31, 2012 compared to 81% in 2011. The gross margin in the commercial laundry equipment sales business unit decreased to 17% for the year ended December 31, 2012 as compared to 19% for the same period in 2011. The change in gross margin from period to period is primarily a function of pricing competition and the mix of products sold. We expect that competitive pricing will continue to exert pressure on gross margins.

Operating expenses

        General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs.    General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs decreased by $1,797, or 5%, to $32,758 for the year ended December 31, 2012 as compared to $34,555 for the year ended December 31, 2011. General and administration, and sales and marketing expenses include corporate personnel related expenses as well as corporate professional fees and liability insurance. As a percentage of total revenue, these expenses were 10% and 11% for the years ended December 31, 2012 and 2011, respectively. The decrease in expenses for the year ended December 31, 2012 as compared to December 31, 2011 is primarily attributable to decreases in labor costs, advertising costs, and operating amortization expense resulting from the redemption of our senior notes partially offset by an increase in health care costs as well as legal fees of approximately $2,300 relating to a dispute that was concluded in the first quarter of 2012.

        Gain on sale of assets.    Gain on sale of assets includes the gain from the sale of vehicles and other non-inventory assets in the ordinary course of business.

Operating income from continuing operations

        Operating income from continuing operations decreased by $744, or 4%, to $20,129 for the year ended December 31, 2012 as compared to $20,873 for the year ended December 31, 2011. This decrease is due primarily to the effects of the discussion above.

Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs

        Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, decreased by $4,413, or 33%, to $9,068 for the year ended December 31, 2012 as compared to $13,481 for the year ended December 31, 2011. The decrease is primarily attributable to interest savings as a result of retiring our 7.625% fixed rate senior notes by utilizing our 2012 Credit Agreement at lower interest rates as well as a decrease in our funded debt balance. Interest expense, excluding change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, decreased by $4,134, or 31%, to $9,175 for the year ended December 31, 2012 from $13,309 for the year ended December 31, 2011. Interest expense, excluding the change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, includes interest paid or (received) in connection with our derivative instruments. This amounted to $1,808 and $288 for the years ended December 31, 2012 and 2011, respectively. Our average effective borrowing rate was 3.8%and 6.1% for the years ended December 31, 2012 and 2011, respectively.

        Interest expense associated with our long term debt is comprised of the following:

	2011	2012
Interest expense	$13,309	$9,175
Change in the fair value of non-hedged derivative instruments	(664)	(553)
Amortization of deferred financing costs	836	446

Interest expense, including the change in the fair value of non-hedged derivative instruments and amortization of deferred financing costs	$13,481	$9,068

        During the first quarter of 2012, as a result of entering into the 2012 Credit Agreement, we no longer qualified for hedge accounting treatment on our interest rate swap agreements. Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost is being reclassified as an earnings charge through the maturity date of the derivative. This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $1,148 for the year ended December 31, 2012. The remaining balance of $210 associated with these interest rate swap agreements and included in Accumulated Other Comprehensive Loss will be charged to interest expense through the maturity date of the interest rate swap agreements on April 1, 2013.

Loss on early extinguishment of debt

        Loss on early extinguishment of debt amounted to $3,762 for the year ended December 31, 2012 and includes the premium of $2,542 we incurred for the early redemption of our senior unsecured notes and $1,087 of unamortized deferred financing costs associated with the redemption. We also wrote off $133 of unamortized deferred financing costs associated with our 2008 credit facility.

Income tax expense

        Income tax expense increased by $767, or 35%, to $2,989 for the year ended December 31, 2012 compared to an expense of $2,222 for the year ended December 31, 2011. The increase is primarily the result of increased income before income tax expense in 2012 compared to 2011 as well as an increase in the effective tax rate. The effective tax rate for 2012 is 41.0% as compared to 40.4% for 2011. The increase in the effective tax rate in 2012 compared to 2011 is primarily the result of a reduction of the deferred state tax rate in 2011 which reduced the effective rate for 2011.

Income from continuing operations, net

        As a result of the foregoing, income from continuing operations, net, increased by $1,034 to $4,310 for the year ended December 31, 2012 as compared to $3,276 for the year ended December 31, 2011. Income from continuing operations, net, as adjusted for the items in the table below, increased by $2,239 to $6,429 for the year ended December 31, 2012 as compared to $4,190 for the year ended December 31, 2011.

        A reconciliation of income from continuing operations, net, as reported to income from continuing operations, net, as adjusted is provided below:

	Years Ended December 31,
	2011		2012
		Diluted EPS		Diluted EPS
Net income, as reported	$3,276	$0.22	$4,310	$0.29

Income from continuing operations before income tax expense, as reported	$5,498	$0.37	$7,299	$0.48
Unrealized gain related to change in fair value of non-hedged interest rate derivative instruments(1)	(664)	$(0.04)	(553)	$(0.04)
Unrealized loss related to change in fair value of fuel commodity derivative(2)	34	$—	3	$—
Loss on early extinguishment of debt	1,894	$0.13	3,762	$0.25
Incremental costs of proxy contests(3)	269	$0.02	377	$0.02

Income from continuing operations before income tax expense, as adjusted	7,031	$0.47	10,888	$0.72
Income tax expense, as adjusted	2,841	$0.19	4,459	$0.30

Income from continuing operations, net, as adjusted	$4,190	$0.28	$6,429	$0.43

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

(2)
Represents the un-realized loss on change in fair value of fuel commodity derivatives which do not qualify for hedge accounting treatment

(3)
Represents additional costs incurred for legal advice and proxy solicitation relating to proxy contests in connection with our 2011 and 2012 annual meetings.

        To supplement the Company's consolidated financial statements presented on a generally accepted accounting principles (GAAP) basis, management has used a non-GAAP measure of net income. Management believes presentation of this measure is appropriate to enhance an overall understanding of our historical financial performance and future prospects. Income from continuing operations, net, as adjusted which is adjusted to exclude certain gains and losses from the comparable GAAP income from continuing operations, net is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. These non-GAAP results are among the primary indicators management uses as a basis for evaluating the Company's financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful to investors, potential investors and others.

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

Cost of revenue

	2010	2011	Increase (Decrease)	% Change
Cost of laundry facilities management revenue	$208,141	$211,363	$3,222	2%
Depreciation and amortization related to operations	46,013	43,236	(2,777)	-6%
Cost of commercial laundry equipment sales	13,105	12,201	(904)	-7%

Total cost of revenue	$267,259	$266,800	$(459)	0%

        Cost of laundry facilities management revenue.    Cost of laundry facilities management revenue includes rent paid to customers as well as costs associated with installing and servicing machines, costs of collecting, counting, and depositing facilities management revenue, and cost of delivering and servicing rented laundry facilities management equipment. Cost of laundry facilities management revenue increased $3,222, or 2%, to $211,363 for the year ended December 31, 2011, as compared to $208,141 for the year ended December 31, 2010. The increase is due primarily to increased rent paid to customers as a result of higher revenues as well as higher transportation costs and branch operating expenses. As a percentage of facilities management revenue, cost of facilities management revenue was 69% for the year ended December 31, 2011 as compared to 68% for the year ended December 31, 2010. Facilities management rent as a percentage of facilities management revenue was 48.9% and 49.5% for the years ended December 31, 2011 and 2010, respectively. Facilities management rent can be affected by new and renewed laundry leases, lease portfolios acquired and by other factors such as the amount of incentive payments paid in connection with the lease agreements and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the facilities management rent as a function of facilities management revenue can vary. Incentive payments and laundry room betterments are amortized over the life of the related lease.

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

Operating income from continuing operations

        Operating income from continuing operations increased by $1,564, or 8%, to $20,873 for the year ended December 31, 2011 as compared to $19,309 for the year ended December 31, 2010. This increase is due primarily to the effects of the discussion above.

Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs

        Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, decreased by $823, or 6%, to $13,481 for the year ended December 31, 2011 as compared to $14,304 for the year ended December 31, 2010. The decrease is due to lower outstanding debt balances attributable to operations generating free cash flow, and the redemption of $50,000 of our senior notes utilizing proceeds from our 2008 credit facility which has lower rates. This savings was partially offset by the termination of one of our interest rate derivative instruments by the counter party which had been favorable as well as a smaller unrealized gain on interest rate protection contracts which do not qualify for hedge accounting. Interest expense, excluding change in fair value of non-hedged derivative instruments and amortization of deferred financing costs decreased by $1,573 to $13,309 for the year ended December 31, 2011 from $14,882 for the year ended December 31, 2010. Our average effective interest rates are not significantly affected by fluctuations in the market as a significant amount of our debt have fixed rates through our derivative instruments. Further, our senior notes have a fixed rate of 7.625%. Our average effective borrowing rate was 6.1% for the years ended December 31, 2011 and 2010.

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

        One of our interest rate Swap Agreements (as hereinafter defined) qualifies as a cash flow hedge while the others do not. The changes in the fair value of the interest rate Swap Agreements that do not qualify for hedge accounting treatment are recognized in the income statement in the period in which the changes occur. The effective portion of the interest rate Swap Agreement that qualifies for hedge accounting is included in Other Comprehensive Loss in the period in which change occurs, while the ineffective portion, if any, is recognized in income in the period in which the change occurs.

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

        A reconciliation of income from continuing operations, net, as reported to income from continuing operations, net, as adjusted is provided below:

	Years Ended December 31,
	2010		2011
		Diluted EPS		Diluted EPS
Income from continuing operations, net, as reported	$2,829	$0.20	$3,276	$0.22
Loss from discontinued operations, net, as reported	(250)	(0.02)	—	—

Net income, as reported	$2,579	$0.18	$3,276	$0.22

Income from continuing operations before income tax expense, as reported	$5,005	$0.35	$5,498	$0.37
Unrealized gain related to change in fair value of non-hedged interest ratederivative instruments(1)	(1,454)	$(0.10)	(664)	$(0.04)
Unrealized loss related to change in fair value of fuel commodity derivative(2)	—	$—	34	$—
Loss on early extinguishment of debt	—	$—	1,894	$0.13
Incremental costs of proxy contests(3)	235	$0.02	269	$0.02

Income from continuing operations before income tax expense, as adjusted	3,786	$0.26	7,031	$0.47
Income tax expense, as adjusted	1,646	$0.11	2,841	$0.19

Income from continuing operations, net, as adjusted	$2,140	$0.15	$4,190	$0.28

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

        To supplement the Company's consolidated financial statements presented on a generally accepted accounting principles (GAAP) basis, management has used a non-GAAP measure of net income. Management believes presentation of this measure is appropriate to enhance an overall understanding of our historical financial performance and future prospects. Income from continuing operations, net, as adjusted, which is adjusted to exclude certain gains and losses from the comparable GAAP income from continuing operations, net is an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results. These non-GAAP results are among the primary indicators management uses as a basis for evaluating the Company's financial performance as well as for forecasting future periods. For these reasons, management believes these non-GAAP measures can be useful to investors, potential investors and others.

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

Liquidity and Capital Resources (Dollars in thousands)

        We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flows and, as necessary, borrowings under our revolving loan facility described below. Capital requirements and contract incentive payments for the year ending December 31, 2013, are currently expected to be between $36,000 and $39,000. Included in the capital requirements that we expect to be able to fund during 2013 are purchases of new laundry equipment, laundry room betterments, and contract incentives incurred in connection with new customer leases and the renewal of existing leases.

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

Operating Activities

        For the years ended December 31, 2010, 2011 and 2012, cash flows provided by operating activities from continuing operations were $53,786, $53,519, and $47,629, respectively. Cash flows from operations consist primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and selling, general and administration expenses. The most significant changes to cash flows in 2012 compared to 2011 were an increase in net income, a decrease in depreciation and amortization expense, the proceeds received from the termination of a derivative instrument in 2011, an increase in prepaid facilities management rent and other assets and a decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities. The decrease in depreciation and amortization expense is primarily attributable to the fact that a portion of the assets we acquired through business acquisitions are now fully depreciated as well as efforts to reduce our level of capital spending in the last two years in response to unfavorable market conditions. The increase in prepaid facilities management rent and other assets is primarily attributable to an increase in incentive payments to customers. The decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities is primarily attributable to a decrease in accrued interest expense due to the redemption of our senior notes which were paid semi-annually as well as a decrease in our derivative instrument liability.

Investing Activities

        For the years ended December 31, 2010, 2011 and 2012, cash flows used in investing activities from continuing operations were $17,699, $27,240, and $29,355, respectively. Capital expenditures for the years ended December 31, 2010, 2011, and 2012 were $26,580, $27,523, and $29,628, respectively, primarily for the acquisition of laundry equipment for new and renewed lease locations.

Financing Activities

        For the years ended December 31, 2010, 2011 and 2012, cash flows used in financing activities from continuing operations were ($44,673), ($25,411), and($17,827), respectively. Cash flows used in financing activities consist primarily of the redemption of our senior notes, entry into the 2012 Credit Agreement, repurchase of common stock, and the payment of dividends.

        On February 29, 2012, we entered into an Amended and Restated Senior Secured Credit Agreement. The 2012 Credit Agreement provides for borrowings up to $250,000 under a revolving credit facility (the "Revolver"). The 2012 Credit Agreement matures on February 28, 2017. The 2012 Credit Agreement also provides for Swingline Loans of up to $10,000 (the "Swingline Loans") and any Swingline Loans will reduce the borrowings available under the Revolver. Subject to certain terms and conditions, the 2012 Credit Agreement gives the Company the option to increase the Revolver or establish one or more new term loans, provided that the aggregate commitments under the 2012 Credit Agreement cannot exceed $350,000. The 2012 Credit Agreement is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries. Outstanding indebtedness under the 2012 Credit Agreement bears interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate plus an applicable percentage, ranging from 1.75% to 2.75% per annum (currently 2.50%), determined by reference to our consolidated total leverage ratio, and (ii) in the case of base rate loans and swingline loans, the higher of (a) the federal funds rate plus 0.50%, (b) the annual rate of interest announced by Bank of America, N.A. as its "prime rate," or (c) for each day, the floating rate of interest equal to LIBOR for a one month term quoted for such date (the highest of which is defined as the "Base Rate"), plus, in each case, an applicable percentage, ranging from 0.75% to 1.75% per annum(currently 1.50%), determined by reference to our consolidated total leverage ratio.

        We pay a commitment fee equal to a percentage of the actual daily-unused portion of the Revolver under the 2012 Credit Agreement. This percentage is determined quarterly by reference to our consolidated total leverage ratio and ranges between 0.250% per annum and 0.500% per annum (currently 0.35%). For purposes of the calculation of the commitment fee, letters of credit are considered usage under the Revolver, but swingline loans are not considered usage under the Revolver.

        The 2012 Credit Agreement includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that we maintain certain financial ratios. The most significant financial ratios that we are required to maintain include a consolidated total leverage ratio of not greater than 3.75 to 1.00 (3.50 to 1.00 as of December 31, 2013 and thereafter) and a consolidated cash flow coverage ratio of not less than 1.20 to 1.00. We were in compliance with all financial covenants at December 31, 2012.

        As of December 31, 2012, there was $189,745 outstanding under the Revolver and $1,380 in outstanding letters of credit. The available balance under the Revolver was $58,875 at December 31, 2012. The average interest rates on the borrowings outstanding under the prior credit agreement and the 2012 Credit Agreement at December 31, 2011 and 2012 were 4.31% and 3.69%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt.

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

        Capital lease obligations comprised primarily of the Company's fleet of vehicles, totaled $2,659 and $2,425 at December 31, 2011 and 2012, respectively.

        Required payments under the Company's long-term debt and capital lease obligations are as follows:

Amount
2013	$1,201
2014	785
2015	274
2016	164
2017	189,746
Thereafter	—

$192,170

Contractual Obligations

        A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, corporate headquarters and warehouse rent and minimum facilities management rent as of December 31, 2012 is as follows:

Fiscal Year	Long-term debt	Interest on variable rate debt(1)	Facilities rent commitments	Capital lease commitments	Operating lease commitments	Total
2013	$—	$7,002	$14,839	$1,201	$3,349	$26,391
2014	—	7,002	11,958	785	3,161	$22,906
2015	—	7,002	9,006	274	2,789	$19,071
2016	—	7,002	7,413	164	1,100	$15,679
2017	189,745	1,165	5,594	1	655	$197,160
Thereafter	—	—	12,646	—	547	$13,193

Total	$189,745	$29,173	$61,456	$2,425	$11,601	$294,400

(1)
Represents interest on the outstanding balance on our 2012 Credit Agreement. Our average interest rate was 3.69% at December 31, 2012.

Off Balance Sheet Arrangements

        At the years ended December 31, 2010, 2011 and 2012, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes.

Seasonality

        We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 15% of our total laundry facilities management revenue in 2012. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, our operating and capital expenditures have historically been higher during the third calendar quarter when we install a large amount of equipment in the college market while colleges and universities are on summer break. We also experience moderate seasonality in the Southeast and Southwest markets due to their warmer climate. The peak occupancy in these markets occurs in the first quarter.

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

        Cash and cash equivalents.    We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents is an estimate of cash not yet collected at period-end that remains at laundry facilities management locations. At December 31, 2012 and 2011, this totaled $10,307 and $10,361, respectively. We record the estimated cash not yet collected as cash and cash equivalents and facilities management revenue. We also record the estimated related facilities management rent expense. We calculate the estimated cash not yet collected at the end of a period by first identifying only those accounts that have had activity in the last ninety days of the period, since each account is collected at least once every ninety days. We calculate the average collection per day by account for the corresponding period one year prior. The prior year per day collection amount is multiplied by the number of days between the account's most recent collection prior to the end of the current period and the end of the current period. The corresponding period one year prior is used to allow for any seasonality at each account. The average collection per day since inception of the account is used for accounts acquired subsequent to the corresponding period in the prior year.

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

        We also evaluate our trade names annually for impairment using the relief from royalty method. We estimate what it would cost to license the trade names based upon estimated future revenue, an estimated royalty rate, a capitalization rate and a discount rate which is subject to change from year to year. If the discounted present value of future tax effected royalty payments is less than the carrying value, the trade name would be written down to its implied fair value. Our evaluation in 2012 did not result in an impairment.

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

        Financial instruments.    We account for derivative instruments on our balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the intended use of the derivative. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of December 31, 2012, our interest rate swap agreements were not designated as cash flow hedges. Accordingly, the change in fair value of the agreements are recognized in earnings immediately. Any amounts in Other Comprehensive Income from prior hedge accounting treatment is being reclassified as an earnings charge through the maturity date of the derivatives.

        Fair value of financial instruments.    For purposes of financial reporting, all financial instruments required to be recorded at fair value have been recorded as such at December 31, 2012 and 2011, based upon terms currently available to us in financial markets. The fair value of the Company's interest rate and fuel commodity swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date.

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

Interest Rates—

        The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term variable rate debt approximates book value at December 31, 2012.

	December 31, 2012
	Expected Maturity Date (In Thousands)
	2012	2013	2014	2015	2016	Thereafter	Total
Long-Term Debt:
Variable rate ($US)	$—	$—	$—	$—	$—	$189,745	$189,745
Average interest rate	—	—	—	—	—	3.69%	3.69%

        We have entered into standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements (the "Swap Agreements") to manage the interest rate risk associated with its debt. The Swap Agreements effectively convert a portion of our variable rate debt to a long-term fixed rate. Under these agreements we receive a variable rate of LIBOR plus a markup and pays a fixed rate.

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

        On September 23, 2011, we entered into a fuel commodity derivative to manage the fuel cost on our fleet of vehicles. The derivative was effective January 1, 2012 and expires December 31, 2012. The derivative has a monthly notional amount of 85 thousand gallons from January 1, 2012 through December 31, 2012 for a total notional amount of 1.02 million gallons. We have a put price of $3.205 per gallon and a strike price of $3.70 per gallon. On September 19, 2012 we entered into an additional fuel commodity derivative. The derivative is effective January 1, 2013 and expires December 31, 2013. The derivative has a monthly notional amount of 80 thousand gallons from January 1, 2013 through December 31, 2013 for a total notional amount of 960 thousand gallons. We have a put price of $3.26 per gallon and a strike price of $3.90 per gallon. We recognized a non-cash unrealized loss of $3 and $34 for the years ended December, 2012 and 2011, on these fuel commodity derivatives as a result of the change in the fair value.

        The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and are considered to be Level 2 items. The fuel commodity derivative is based on market assumptions and a quoted price from the counter party and is considered a Level 3 item.

        During the first quarter of 2012, as a result of entering into the 2012 Credit Agreement, we no longer qualified for hedge accounting treatment on its interest rate swap agreements. Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost is being reclassified as an earnings charge through the maturity date of the derivative. This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $1,148 for the year ended December 31, 2012. The remaining balance of $210 associated with these interest rate swap agreements and included in Accumulated Other Comprehensive Loss will be charged to interest expense through the maturity date of the interest rate swap agreements on April 1, 2013.

        The table below outlines the details of each remaining Swap Agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount December 31, 2012	Expiration Date	Fixed Rate
May 8, 2008	$45,000	Amortizing	$25,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$21,000	Apr 1, 2013	3.78%

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

        As of December 31, 2012, there was $189,745 outstanding under the Revolver and $1,380 in outstanding letters of credit. The available balance under the Revolver was $58,875 at December 31, 2012. The average interest rates on the borrowings outstanding under the prior credit agreement and the 2012 Credit Agreement at December 31, 2011 and 2012 were 4.31% and 3.69%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt.

Item 8.    Financial Statements and Supplementary Data

        Financial statements and supplementary data are contained in pages F-1 through F-34 hereto.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

(a)   Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2012 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15(d)-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        As of the end of the Company's 2012 fiscal year, management conducted assessments of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on these assessments, management has determined that the Company's internal control over financial reporting as of December 31, 2012 was effective. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

        The Company's internal control over financial reporting as of December 31, 2012 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of the firm's internal control over financial reporting as of December 31, 2012.

        NYSE Annual CEO Certification.    On June 19, 2012, Stewart Gray MacDonald, Jr., Chief Executive Officer of the Company, submitted to the New York Stock Exchange (the "NYSE") the Annual CEO Certification required by Section 303A of the Corporate Governance Rules of the NYSE certifying that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

(c)   Changes in Internal Control over Financial Reporting

        There were no material changes to management's internal control over financial reporting during the year ended December 31, 2012.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        We will furnish to the SEC a definitive Proxy Statement with respect to our 2013 annual meeting of stockholders (the "Proxy Statement") no later than 120 days after the close of our fiscal year ended December 31, 2012. Certain information required by this Item 10 is incorporated herein by reference to the Proxy Statement.

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

Stock Option Plan Information and Employee Stock Purchase Plan Information

        The following tables provide information as of December 31, 2012 regarding shares of our common stock that may be issued under our equity compensation plans consisting of the 1997 Stock Option and Incentive Plan (the "1997 Plan"), the 2001 Employee Stock Purchase Plan (the "ESPP"), the 2005 Stock Option and Incentive Plan (the "2005 Plan") and the 2009 Stock Option and Incentive Plan (the "2009 Plan"). There are no equity compensation plans that have not been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,494,289	$11.19	1,559,425	(3)
Equity compensation plans not approved by security holders	—	—	—

Total	2,494,289	$11.19	1,559,425	(3)

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

(2)
Includes an aggregate of 99,015 shares underlying restricted stock units granted under the 2005 Plan and the 2009 Plan for which the performance criteria have not yet been established. Accordingly, for accounting purposes, such awards are not considered to be granted under ASC718.

(3)
Includes 1,410,879 shares available for future issuance under the 2009 Plan, and 148,546 shares available for future issuance under the ESPP. No new awards may be granted under the 1997 Plan or the 2005 Plan.

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

        Each exhibit marked by a (mm) was previously filed as an exhibit to Mac-Gray's Form 10-Q filed on August 9, 2012 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-Q.

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

        Each exhibit marked by a (gg) was previously filed as an exhibit to Mac-Gray's Form 10-K filed on March 9, 2012 and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form 10-K.

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
4.01	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant (4.1)#
4.02	Shareholder Rights Agreement, dated as of June 8, 2009, between Mac-Gray Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (4.1)ss
10.01	Stockholders' Agreement, dated as of June 26, 1997, by and among the Registrant and certain stockholders of the Registrant (10.2)+
10.02	Form of Maytag Distributorship Agreements (10.13)+
10.03	The Registrant's 1997 Stock Option and Incentive Plan (with form of option agreements attached as exhibits) (10.16)+***

10.04	Form of Noncompetition Agreement between the Registrant and its executive officers (10.15)v***
10.05	Form of Director Indemnification Agreement between the Registrant and each of its Directors (10.16)v***
10.06	April 2001 Amendment to the Mac-Gray Corporation 1997 Stock Option and Incentive Plan (10.17)v***
10.07	Form of executive severance agreement between the Registrant and each of its chief financial officer and chief operating officer (10.18)s***
10.08	Form of executive severance agreement between the Registrant and its chief executive officer (10.19)s***
10.09	Trademark License Agreement dated January 10, 2005 by and between Web Service Company, Inc. ("Licensor") and Mac-Gray Services, Inc. ("Licensee") (10.19)r
10.10	Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.1)p***
10.11	Form of Incentive Stock Option Agreement under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.2)p***
10.12	Form of Non-Qualified Stock Option Agreement for Company Employees under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.3)p***
10.13	Form of Restricted Stock Award Agreement for awards under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.5)p***
10.14	Lease Agreement, dated July 22, 2005, between Mac-Gray Services, Inc. and 404 Wyman LLC (99.1)o
10.15	Form of Employment Agreement between the Company and certain executive officers (10.1)h***
10.16	Mac-Gray Senior Executive Incentive Plan (10.4)e***
10.17	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Mac-Gray Corporation 2005 Stock Option and Incentive Plan (10.5)e***
10.18	Form of executive severance agreement, dated March 3, 2008, between the Registrant and each of Linda Serafini, Robert Tuttle and Phil Emma (10.1)c***
10.19	Form of first amendment to executive severance agreement, dated March 3, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.42)b***
10.20	Form of first amendment to employment agreement, dated March 3, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.43)b***
10.21	Mac-Gray Corporation Director Stock Ownership Guidelines, effective as of July 1, 2008 (10.1)yy***
10.22	Form of Indemnification Agreement between the Registrant and each of its non-employee directors (10.1)xx***
10.23	Form of second amendment to executive severance agreement, dated December 22, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.59)vv***
10.24	Form of second amendment to employment agreement, dated December 22, 2008, between the Registrant and each of Stewart MacDonald, Michael Shea and Neil MacLellan III (10.60)vv***

10.25	Form of first amendment to executive severance agreement, dated December 22, 2008, between the Registrant and each of Linda Serafini, Robert Tuttle and Phil Emma (10.61)vv***
10.26	Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.1)tt***
10.27	Amendment No. 1 to Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.1)ll***
10.28	Form of Non-Qualified Stock Option Agreement for Company Employees under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.5)qq***
10.29	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.6)qq***
10.30	Form of Restricted Stock Unit Agreement for cash settled awards under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.7)qq***
10.31	Form of Restricted Stock Unit Agreement for stock settled awards under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.8)qq***
10.32	Form of Restricted Stock Unit Agreement for awards under the Mac-Gray Corporation 2009 Stock Option and Incentive Plan (10.9)qq***
10.33	Mac-Gray Corporation Non-Employee Director Compensation Policy (10.6)mm***
10.33	Stock Purchase Agreement, dated as of February 5, 2010, between Mac-Gray Corporation and MF Acquisition Corp. (10.2)oo
10.35	Mac-Gray Corporation Long Term Incentive Plan (10.44)nn***
10.36	Mac-Gray Corporation 2001 Employee Stock Purchase Plan (Amended and Restated January 1, 2011) (10.45)jj***
10.37	Mac-Gray Corporation Stock Ownership Policy gg
10.38	Mac-Gray Corporation Long Term Incentive Plan (Amended and Restated February 3, 2012) gg
10.39
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
10.40	Form of Revolving Note pursuant to the Amended and Restated Senior Secured Credit Agreement in favor of the Lenders, in an aggregate total amount of up to $250,000,000 (10.2)hh
10.41	Form of Swingline Note pursuant to the Amended and Restated Senior Secured Credit Agreement in favor of the Swingline Lenders, in an aggregate total amount of up to $10,000,000 (10.3)hh
10.42
Amended and Restated Guarantee and Collateral Agreement, by and among Mac-Gray Corporation, the subsidiaries of the Borrower identified therein, and Bank of America, N.A., as Collateral Agent, dated as of February 29, 2012 (10.4)hh
21.1	Subsidiaries of the Registrant (21.1)z
23.1	Consent of McGladrey LLP (filed herewith)
23.2	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text (furnished herewith)

***
Management compensatory plan or arrangement

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 15th DAY OF MARCH, 2013.

MAC-GRAY CORPORATION
	By:	/s/ STEWART GRAY MACDONALD, JR. Stewart Gray MacDonald, Jr. Chief Executive Officer (Principal Executive Officer)
Date: March 15, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. BRYAN David W. Bryan	Director	March 15, 2013
/s/ THOMAS E. BULLOCK Thomas E. Bullock	Director	March 15, 2013
/s/ PAUL R. DAOUST Paul R. Daoust	Director	March 15, 2013
/s/ EDWARD F. MCCAULEY Edward F. McCauley	Director	March 15, 2013
/s/ WILLIAM F. MEAGHER William F. Meagher	Director	March 15, 2013
/s/ BRUCE A. PERCELAY Bruce A. Percelay	Director	March 15, 2013
/s/ ALASTAIR G. ROBERTSON Alastair G. Robertson	Director	March 15, 2013
/s/ MARY ANN TOCIO Mary Ann Tocio	Director	March 15, 2013
/s/ MICHAEL J. SHEA Michael J. Shea	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2013

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Mac-Gray Corporation

        We have audited the accompanying consolidated balance sheet of Mac-Gray Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended, and the consolidated financial statement schedule of Mac-Gray Corporation and subsidiaries listed in Item 15(a)(2) for the year ended December 31, 2012. We also have audited Mac-Gray Corporation and subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mac-Gray Corporation and subsidiaries as of December 31, 2012, the consolidated results of its operations and its cash flows for the year ended December 31, 2012, and in our opinion, the related financial statement schedule, when considered in the relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Mac-Gray Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey LLP

Boston, Massachusetts
March 15, 2013

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mac-Gray Corporation:

        In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mac-Gray Corporation (the "Company") and its subsidiaries at December 31, 2011 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2011 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 9, 2012

MAC-GRAY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2011	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$13,881	$14,328
Trade receivables, net of allowance for doubtful accounts	5,586	5,835
Inventory of finished goods	1,487	1,284
Deferred income taxes	1,044	1,148
Prepaid facilities management rent and other current assets	9,760	9,476

Total current assets	31,758	32,071
Property, plant and equipment, net	127,204	129,947
Goodwill	58,173	57,737
Intangible assets, net	181,609	169,640
Prepaid facilities management rent and other assets	10,955	12,014

Total assets	$409,699	$401,409

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,190	$1,201
Trade accounts payable	8,528	9,189
Accrued facilities management rent	20,917	20,930
Accrued expenses and other current liabilities	17,885	13,677

Total current liabilities	51,520	44,997
Long-term debt and capital lease obligations	198,638	190,969
Deferred income taxes	43,804	46,770
Other liabilities	1,923	1,386

Total liabilities	295,885	284,122

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock ($.01 par value, 5 million shares authorized no shares issued or outstanding)	—	—
Common stock ($.01 par value, 30 million shares authorized, 14,335,290 issued and outstanding at December 31, 2011, and 14,516,074 issued and outstanding at December 31, 2012)	143	145
Additional paid in capital	86,217	89,706
Accumulated other comprehensive loss	(792)	(130)
Retained earnings	28,246	27,566

Total stockholders' equity	113,814	117,287

Total liabilities and stockholders' equity	$409,699	$401,409

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2010	2011	2012
Revenue from continuing operations:
Laundry facilities management revenue	$304,040	$306,919	$308,033
Commercial laundry equipment sales	15,971	15,109	14,086

Total revenue	320,011	322,028	322,119

Cost of revenue:
Cost of laundry facilities management revenue	208,141	211,363	215,471
Depreciation and amortization	46,013	43,236	42,179
Cost of commercial laundry equipment sales	13,105	12,201	11,750

Total cost of revenue	267,259	266,800	269,400

Gross margin	52,752	55,228	52,719

Operating expenses:
General and administration	18,628	20,310	20,150
Sales and marketing	14,185	13,211	11,397
Depreciation and amortization	657	765	834
Incremental costs of proxy contest	235	269	377
Gain on sale of assets, net	(262)	(200)	(168)

Total operating expenses	33,443	34,355	32,590

Operating income from continuing operations	19,309	20,873	20,129
Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs	14,304	13,481	9,068
Loss on early extinguishment of debt	—	1,894	3,762

Income before income tax expense from continuing operations	5,005	5,498	7,299
Income tax expense	2,176	2,222	2,989

Income from continuing operations, net	2,829	3,276	4,310
Income from discontinued operations, net	44	—	—
Loss from disposal of discontinued operations, net of tax of $384	(294)	—	—

Net income	$2,579	$3,276	$4,310
Other comprehensive gain, net of tax:
Unrealized gain on derivative instruments	$485	$771	$662

Comprehensive income	$3,064	$4,047	$4,972

Earnings per share—basic—continuing operations	$0.21	$0.23	$0.30

Earnings per share—diluted—continuing operations	$0.20	$0.22	$0.29

Earnings (loss) per share—basic—discontinued operations	$(0.02)	$—	$—

Earnings (loss) per share—diluted—discontinued operations	$(0.02)	$—	$—

Earnings per share—basic	$0.19	$0.23	$0.30

Earnings per share—diluted	$0.18	$0.22	$0.29

Weighted average common shares outstanding—basic	13,797	14,234	14,423

Weighted average common shares outstanding—diluted	14,379	14,976	15,084

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common stock						Treasury Stock
				Accumulated Other Comprehensive (Loss) Gain
	Number of shares	Value	Additional Paid in Capital		Comprehensive Income	Retained Earnings	Number of shares	Cost	Total
Balance, December 31, 2009	13,631,530	$136	$78,032	$(2,048)		$28,417	176	$(2)	$104,535

Net income	—	—	—	—	$2,579	2,579	—	—	2,579
Other comprehensive income:
Unrealized gain on derivative instruments, net of tax benefit of $305 (Note 5)	—	—	—	485	485	—	—	—	485

Comprehensive income	—	—	—	—	$3,064	—	—	—	—

Options exercised	260,045	3	195	—		—	—	—	198
Stock compensation expense	—	—	2,540	—		—	—	—	2,540
Cash Dividends, $.20 per share	—	—	52	—		(2,815)	—	—	(2,763)
Stock issuance—Employee Stock Purchase Plan	25,821	—	245	—		—	—	—	245
Stock granted	109,523	1	232	—		(1)	—	—	232

Balance, December 31, 2010	14,026,919	140	81,296	(1,563)		28,180	176	(2)	108,051

Net income	—	—	—	—	$3,276	3,276	—	—	3,276
Other comprehensive income:
Unrealized gain on derivative instruments, net of tax benefit of $485 (Note 5)	—	—	—	771	771	—	—	—	771

Comprehensive income	—	—	—	—	$4,047	—	—	—	—

Options exercised	133,326	2	932	—		—	(176)	2	936
Stock compensation expense	—	—	3,071	—		—	—	—	3,071
Cash Dividends, $.22 per share	—	—	67	—		(3,208)	—	—	(3,141)
Stock issuance—Employee Stock Purchase Plan	24,487	—	316	—		—	—	—	316
Stock granted	150,558	1	535	—		(2)	—	—	534

Balance, December 31, 2011	14,335,290	143	86,217	(792)		28,246	0	—	113,814

Net income	—	—	—	—	$4,310	4,310	—	—	4,310
Other comprehensive income:
Unrealized gain on derivative instruments, net of tax benefit of $418 (Note 5)	—	—	—	662	662	—	—	—	662

Comprehensive income	—	—	—	—	$4,972	—	—	—	—

Purchase of common stock	—	—	—	—		—	133,333	(2,000)	(2,000)
Options exercised	44,871	—	282	—		(881)	(82,649)	1,240	641
Stock compensation expense	—	—	2,670	—		—	—	—	2,670
Cash Dividends, $.242 per share	—	—	—	—		(3,507)	—	—	(3,507)
Stock issuance—Employee Stock Purchase Plan	10,981	—	140	—		(25)	(12,373)	185	300
Stock granted	124,932	2	397	—		(577)	(38,311)	575	397

Balance, December 31, 2012	14,516,074	$145	$89,706	$(130)		$27,566	—	$—	$117,287

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2011	2012
Cash flows from operating activities:
Net income	$2,579	$3,276	$4,310
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	46,670	44,001	43,013
Amortization of deferred financing costs	876	836	446
Loss on early extinguishment of debt	—	623	1,220
(Decrease) increase in allowance for doubtful accounts and lease reserves	131	57	(73)
Gain on disposition of assets	(262)	(200)	(168)
Stock grants	232	535	397
Gain on change in fair value of interest rate derivatives	(1,454)	(664)	(553)
Loss on change in fair value of fuel commodity derivatives	—	34	3
Proceeds from termination of derivative instrument	—	2,542	—
Increase in deferred income taxes	2,428	2,068	3,030
Non cash-stock compensation	2,540	3,071	2,670
Loss from disposal of discontinued operations	294	—	—
Decrease (increase) in accounts receivable	(1,155)	462	(176)
Decrease in inventory	592	93	203
(Increase) decrease in prepaid facilities management rent and other assets	347	(3,441)	(4,222)
Increase (decrease) in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	12	226	(2,471)
Net cash flows used in operating activities from discontinued operations	(44)	—	—

Net cash flows provided by operating activities	53,786	53,519	47,629

Cash flows from investing activities:
Capital expenditures	(26,580)	(27,523)	(29,628)
Proceeds from sale of assets	607	283	273
Proceeds from disposal of discontinued operations	8,274	—	—

Net cash flows used in investing activities	(17,699)	(27,240)	(29,355)

Cash flows from financing activities:
Payments on capital lease obligations	(1,864)	(1,588)	(1,340)
Payment on senior notes	—	(50,000)	(100,000)
Payments on secured revolving credit facility	(140,756)	(137,386)	(207,068)
Borrowings on secured revolving credit facility	113,517	168,452	315,394
Payments on secured term credit facility	(3,250)	(3,000)	(18,750)
Payments on acquisition note	(2,000)	—	—
Purchase of common stock	—	—	(2,000)
Proceeds from exercise of stock options	198	936	641
Proceeds from issuance of common stock	245	316	300
Cash dividend paid	(2,763)	(3,141)	(3,507)
Debt acquisition costs	—	—	(1,497)
Cash flows used to pay down term facility from discontinued operations	(8,000)	—	—

Net cash flows used in financing activities	(44,673)	(25,411)	(17,827)

Increase(decrease) in cash and cash equivalents	(8,586)	868	447
Cash and cash equivalents, beginning of period	21,599	13,013	13,881

Cash and cash equivalents, end of period	$13,013	$13,881	$14,328

Supplemental cash flow information:
Interest paid	$17,234	$12,402	$11,842
Income taxes paid	$179	$141	$183
Premium paid on redemption of senior notes	$—	$1,271	$2,542

Supplemental disclosure of non-cash investing activities:

        During the years ended December 31, 2010, 2011 and 2012, the Company acquired various assets under capital lease agreements totaling $2,421, $414 and $1,106, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Description of the Business and Basis of Presentation

        Description of the Business.    Mac-Gray Corporation ("Mac-Gray" or the "Company") generates the majority of its revenue from card- and coin-operated laundry rooms located in 44 states and the District of Columbia. The Company's principal customer base is the multi-unit housing market, which includes apartments, condominium units, colleges and universities, and military bases. The Company also sells and services commercial laundry equipment to commercial laundromats, multi-unit housing properties and institutions. The majority of the Company's purchases of laundry equipment is from one supplier.

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

2. Significant Accounting Policies

        Cash and Cash Equivalents.    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents is an estimate of cash not yet collected at period-end that remains at laundry facilities management customer locations. At December 31, 2011 and 2012, this totaled $10,361 and $10,307, respectively. The Company monitors current collection levels and economic conditions and adjusts the estimate as circumstances warrant. The Company records the estimated cash not yet collected as cash and cash equivalents and facilities management revenue. The Company also records the estimated related facilities management rent expense. The Company calculates the estimated cash not yet collected at the end of a period by first identifying only those accounts that have had activity in the last ninety days of the period, since each account is collected at least once every ninety days. The Company calculates the average collection per day by account for the corresponding period one year prior. The prior year per day collection amount is multiplied by the number of days between the account's most recent collection prior to the end of the current period and the end of the current period. The corresponding period one year prior is used to allow for any seasonality at each account. The average collection per day since inception of the account is used for accounts acquired subsequent to the corresponding period in the prior year.

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

        Allowance for Trade Accounts Receivable.    On a regular basis, the Company reviews the adequacy of its allowance for trade accounts receivable based on historical collection results and current economic conditions using factors based on the aging of its trade accounts. In addition, the Company estimates specific additional allowances based on indications that a specific customer may be experiencing financial difficulties. The Company maintains an allowance for doubtful trade accounts of $385 and $313 at December 31, 2011 and 2012, respectively.

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

        Inventories.    Inventories are stated at the lower of cost (as determined using the average cost method) or market, and consist primarily of finished goods. On a regular basis, the Company reviews the adequacy of its reserve based on historical experience, product knowledge and forecasted demand. The Company maintains an inventory valuation adjustment of $162 and $102 at December 31, 2011 and 2012, respectively.

        Prepaid Facilities Management Rent.    Prepaid facilities management rent consists of cash advances paid to property owners and managers under laundry service contracts and is amortized over the life of each contract.

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

        Advertising Costs.    Advertising costs are expensed as incurred. These costs were $1,153, $834, and $411 for the years ended December 31, 2010, 2011, and 2012, respectively.

        Goodwill and Intangible Assets.    Intangible assets primarily consist of various non-compete agreements, goodwill, trade name and contract rights recorded in connection with acquisitions. The non-compete agreements are amortized using the straight-line method over the life of the agreements,

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

which range from five to fifteen years. The majority of contract rights are amortized using the straight-line method over twenty years, with the balance amortized on a straight-line method over fifteen years. The life assigned to acquired contracts is based on several factors, including: the seller's renewal rate of the contract portfolio for the most recent years prior to the acquisition, the number of years the average contract has been in the seller's contract portfolio, the overall level of customer satisfaction within the contract portfolio and the ability of the Company to maintain or exceed the level of customer satisfaction maintained by the seller prior to the acquisition by the Company. The Company is accounting for acquired contract rights on a pool-basis based on the fact that, in general, no single customer accounts for more than 2% of the revenue of any acquired portfolio and the fact that few of the contracts are predicted to be terminated, either prior to or at the end of the contract term.

        The Company tests goodwill annually and as needed for impairment by reporting unit. The goodwill impairment review consists of a two-step process of first assessing the fair value of the reporting unit and comparing this to the carrying value. If this fair value exceeds the carrying value of the reporting unit, no further analysis or goodwill impairment charge is required. If the fair value is below the carrying value,the Company would proceed to the next step, which is to measure the amount of the impairment loss. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill. Any such impairment loss would be recognized in the Company's results of operations in the period the impairment loss arose.

        The Company also evaluates our trade names annually for impairment using the relief from royalty method. The Company estimates what it would cost to license the trade names based upon estimated future revenue, an estimated royalty rate, capitalization rate and a discount rate which is subject to change from year to year. If the discounted present value of future tax effected royalty payments is less than the carrying value of the trade names, the trade name would be written down to its implied fair value. Company's evaluation in 2012 did not result in an impairment.

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

        The Company determined there was no impairment of long-lived assets at December 31, 2012.

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

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

Although the Company believes that its estimates are reasonable, actual results could differ from these estimates. The Company uses a more-likely-than-not measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements.

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

        Financial Instruments.    The Company accounts for derivative instruments on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the intended use of the derivative. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Refer to Note 5, "Fair Value Measurements," for more information.

        Fair Value of Financial Instruments.    For purposes of financial reporting, all financial instruments required to be recorded at fair value have been recorded as such at December 31, 2011 and 2012, based upon terms currently available to the Company in financial markets. The fair value of the

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Significant Accounting Policies (Continued)

Company's interest rate and fuel commodity swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date.

        New Accounting Pronouncements.    In December 2011, the FASB issued updated guidance that provides amendments for disclosures about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. The adoption of this guidance will not impact the Company's financial results.

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

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Discontinued Operations (Continued)

        Included in the table below are the key financial items related to the discontinued operation:

	2010	2011	2012
Revenue	$2,200	$—	$—

Interest expense, net(1)	$20	$—	$—

Income before income tax expense	$83	$—	$—
Income taxes on income from discontinued operations	39	—	—
Loss from disposal of discontinued operations, net of tax of $384	294	—	—

Income (loss) from discontinued operations, including loss on disposal of discontinued operations, net	$(250)	$—	$—

(1)
Represents the amount of interest allocated to the discontinued operation as a result of a requirement to pay $8,000 on the Company's Term Loan. The average interest rate used to calculate this allocation was 2.5% for the year ended December 31, 2010.

4. Long-Term Debt

        On February 29, 2012, the Company entered into an Amended and Restated Senior Secured Credit Agreement (the "2012 Credit Agreement"). The 2012 Credit Agreement provides for borrowings up to $250,000 under a revolving credit facility (the "Revolver"). The 2012 Credit Agreement matures on February 28, 2017. The 2012 Credit Agreement also provides for Swingline Loans of up to $10,000 (the "Swingline Loans") and any Swingline Loans will reduce the borrowings available under the Revolver. Subject to certain terms and conditions, the 2012 Credit Agreement gives the company the option to increase the Aggregate Revolving Committed Amount or establish one or more new term loans, provided that the aggregate commitments under the 2012 Credit Agreement cannot exceed $350,000. The 2012 Credit Agreement is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries. Outstanding indebtedness under the 2012 Credit Agreement bears interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate plus an applicable percentage, ranging from 1.75% to 2.75% per annum (currently 2.50%), determined by reference to our consolidated total leverage ratio, and (ii) in the case of base rate loans and swingline loans, the higher of (a) the federal funds rate plus 0.50%, (b) the annual rate of interest announced by Bank of America, N.A. as its "prime rate," or (c) for each day, the floating rate of interest equal to LIBOR for a one month term quoted for such date (the highest of which is defined as the "Base Rate"), plus, in each case, an applicable percentage, ranging from 0.75% to 1.75% per annum (currently 1.50%), determined by reference to our consolidated total leverage ratio.

        The Company pays a commitment fee equal to a percentage of the actual daily-unused portion of the Revolver under the 2012 Credit Agreement. This percentage is determined quarterly by reference to the Company's consolidated total leverage ratio and ranges between 0.250% per annum and 0.500% per annum (currently 0.350%). For purposes of the calculation of the commitment fee, letters of credit

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

4. Long-Term Debt (Continued)

are considered usage under the Revolver, but swingline loans are not considered usage under the Revolver.

        The 2012 Credit Agreement includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios. The most significant financial ratios that the Company is required to maintain include a consolidated total leverage ratio of not greater than 3.75 to 1.00 (3.50 to 1.00 as of December 31, 2013 and thereafter) and a consolidated cash flow coverage ratio of not less than 1.20 to 1.00. The company was in compliance with all financial covenants at December 31, 2012.

        The Company incurred deferred financing costs of $1,497 associated with the 2012 Credit Agreement and wrote off unamortized deferred financing costs of $133 associated with the Company's 2008 credit facility.

        As of December 31, 2012, there was $189,745 outstanding under the Revolver and $1,380 in outstanding letters of credit. The available balance under the Revolver was $58,875 at December 31, 2012. The average interest rates on the borrowings outstanding under the prior credit agreement and the 2012 Credit Agreement at December 31, 2011 and 2012 were 4.31% and 3.69%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt (see Note 5 for discussion on Fair Value Measurements).

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

        Interest expense associated with the Company's long term debt is comprised of the following:

	2010	2011	2012
Interest expense	$14,882	$13,309	$9,175
Change in the fair value of non-hedged derivative instruments	(1,454)	(664)	(553)
Amortization of deferred financing costs	876	836	446

Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs	$14,304	$13,481	$9,068

        Capital lease obligations comprised primarily of the Company's fleet of vehicles totaled $2,659 and $2,425 at December 31, 2011 and 2012, respectively.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

4. Long-Term Debt (Continued)

        Required payments under the Company's debt and capital lease obligations are as follows:

Amount
2013	$1,201
2014	785
2015	274
2016	164
2017	189,746
Thereafter	—

$192,170

        For purposes of financial reporting, the Company's Secured Credit Agreement approximates book value at December 31, 2012 given that the interest rates associated with the credit facility approximate current market rates.

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

5. Fair Value Measurements

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

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

5. Fair Value Measurements (Continued)

        The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the consolidated balance sheet at December 31, 2012:

		Basis of Fair Value Measurments
	Balance at December 31, 2012	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (included in accrued expenses)	$406	$—	$406	$—
Fuel comodity derivative (included in accrued expenses)	$37	$—	$—	$37

        The Company has entered into standard International Swaps and Derivatives Association ("ISDA") interest rate swap agreements ("Swap Agreements") to manage the interest rate associated with its debt. At December 31, 2012, the interest rate Swap Agreements effectively convert $46,000 of the Company's variable rate debt to a long-term fixed rate. Under these agreements the Company receives a variable rate of LIBOR plus a markup and pays a fixed rate. The Company recognized a non-cash unrealized gain of $2,715, $1,112 and $1,701 for years ended December 31, 2010, 2011, and 2012, respectively, on the interest rate Swap Agreements as a result of the change in the fair value.

        In December 2010, the Company entered into a fuel commodity derivative to manage the fuel cost on its fleet of vehicles. The derivative was effective April 1, 2011 and expired December 31, 2011. On September 23, 2011 the Company entered into an additional fuel commodity derivative. The derivative was effective January 1, 2012 and expired December 31, 2012. The derivative had a monthly notional amount of 85 thousand gallons from January 1, 2012 through December 31, 2012 for a total notional amount of 1.02 million gallons. The Company had a put price of $3.205 per gallon and a strike price of $3.70 per gallon. On September 19, 2012 the Company entered into an additional fuel commodity derivative. The derivative is effective January 1, 2013 and expires December 31, 2013. The derivative has a monthly notional amount of 80 thousand gallons from January 1, 2013 through December 31, 2013 for a total notional amount of 960 thousand gallons. The Company has a put price of $3.26 per gallon and a strike price of $3.90 per gallon. The Company recognized a non-cash unrealized loss of $34 and $3 for the years ended December 31, 2011 and 2012, respectively, on these fuel commodity derivatives as a result of the change in the fair value.

        The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and are considered a Level 2 item. The fuel commodity derivative is based on market assumptions and a quoted price from the counter party and is considered a Level 3 item.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

5. Fair Value Measurements (Continued)

        The fuel commodity derivative activity for the year ended December 31, 2012 is as follows:

Balance, December 31, 2011	$(34)
Realized gains	51
Unrealized losses	(3)
Settlements	(51)

Balance, December 31, 2012	$(37)

        The Company determines the fair value of the amount outstanding under its 2012 Credit Facility using Level 2 inputs. The fair value of the 2012 Credit Agreement at December 31, 2012 approximates carrying value.

        During the first quarter of 2012, as a result of entering into the 2012 Credit Agreement (Note 4), the Company no longer qualified for hedge accounting treatment on its interest rate swap agreements. Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost is being reclassified as an earnings charge through the maturity date of the derivative. This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $1,261, $448, and $1,148 for the years ended December 31, 2010, 2011 and 2012. The remaining balance of $210 associated with these interest rate swap agreements and included in Accumulated Other Comprehensive Loss will be charged to interest expense through the maturity date of the interest rate swap agreements on April 1, 2013.

        The table below outlines the details of each remaining Swap Agreement:

Date of Origin	Original Notional Amount	Fixed/ Amortizing	Notional Amount December 31, 2012	Expiration Date	Fixed Rate
May 8, 2008	$45,000	Amortizing	$25,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$21,000	Apr 1, 2013	3.78%

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

        Depending on fluctuations in the LIBOR, the Company's interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The counterparty to the interest rate Swap Agreements expose the Company to credit loss in the event of non-performance; however, nonperformance is not anticipated given the counterparty's creditworthiness.

        The tables below display the impact the Company's derivative instruments had on the Consolidated Balance Sheets as of December 31, 2011 and 2012 and the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2010, 2011, and 2012.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

5. Fair Value Measurements (Continued)

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2011		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses	$949	Accrued expenses	$—
Interest rate contracts	Other liabilites	190	Other liabilites	—
Derivatives not designated as hedging instruments:
Interest rate contracts	Accrued expenses	743	Accrued expenses	406
Interest rate contracts	Other liabilites	159	Other liabilites	—
Fuel commodity derivative	Accrued expenses	34	Accrued expenses	37

Total derivatives		$2,075		$443

	The Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income For the Years Ended December 31, 2010, 2011 and 2012
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) December 31,
Derivatives in Net Investment Hedging Relationships				Location of Gain or (Loss)Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income December 31,			Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative December 31,
	2010	2011	2012		2010	2011	2012			2010	2011	2012
Interest rate contracts:				Interest expense, including change in fair value of non-hedged derivative instuments:				Interest rate contracts	Interest expense, including change in fair value of non-hedged derivative instuments:
Unrealized	$(470)	$807	(67)	Unrealized	$(1,261)	$(448)	$(1,148)		Unrealized	$2,715	$1,112	$1,701
Realized	(1,556)	(1,054)	(162)	Realized	(1,556)	(1,054)	(162)		Realized	765	766	(1,647)

Total	$(2,026)	$(247)	$(229)	Total	$(2,817)	$(1,502)	$(1,310)		Total	$3,480	$1,878	$54

Fuel commodity derivatives:				Cost of revenue:				Fuel commodity derivatives:	Cost of revenue
Unrealized	$—	$—	$—	Unrealized	$—	$—	$—		Unrealized	$—	$(34)	$(3)
Realized	—	—	—	Realized	—	—	—		Realized	—	103	51

Total	$—	$—	$—	Total	$—	$—	$—		Total	$—	$69	$48

        The table above includes realized and unrealized gains and losses related to derivative instruments.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

6. Prepaid Facilities Management Rent and Other Current Assets

        Prepaid facilities management rent and other current assets consist of the following:

	December 31,
	2011	2012
Prepaid facilities managment rent	$3,901	$4,115
Supplies	3,925	3,737
Notes receivable	72	48
Due from vendor	298	104
Prepaid marketing	89	104
Prepaid insurance	483	508
Other	992	860

	$9,760	$9,476

7. Prepaid Facilities Management Rent and Other Assets

        Prepaid facilities management rent and other assets consist of the following:

	December 31,
	2011	2012
Prepaid facilities managment rent	$10,506	$11,506
Notes receivable	88	76
Deposits	80	87
Other	281	345

	$10,955	$12,014

8. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

		December 31,
	Estimated Useful Life
		2011	2012
Facilities management equipment	2-10 years	$322,972	$335,399
Facilities management improvements	7-10 years	15,307	15,656
Leasehold improvements	5-10 years	1,601	1,659
Computer equipment and software	3-10 years	10,209	11,159
Furniture and fixtures	2-7 years	6,560	6,644
Trucks and autos	3-5 years	11,103	11,429

		367,752	381,946
Less: accumulated depreciation		241,961	252,922

		125,791	129,024
Facilities management equipment, not yet placed in service		1,413	923

Property, plant and equipment, net		$127,204	$129,947

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

8. Property, Plant and Equipment (Continued)

        Depreciation of property, plant and equipment totaled $31,129, $28,718, and $27,886 for the years ended December 31, 2010, 2011 and 2012, respectively.

        At December 31, 2011 and 2012, trucks and autos included $10,647 and $11,010, respectively, of equipment under capital lease with an accumulated amortization balance of $7,988 and $8,728, respectively.

9. Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following:

	As of December 31, 2011
	Cost	Accumulated Amortization	Net Book Value
Goodwill	$58,173		$58,173

	$58,173		$58,173

Intangible assets:
Trade name	$14,050	$—	$14,050
Non-compete agreements	3,187	3,170	17
Contract rights	237,768	72,730	165,038
Distribution rights	1,623	784	839
Deferred financing costs	5,207	3,542	1,665

	$261,835	$80,226	$181,609

	As of December 31, 2012
	Cost	Accumulated Amortization	Net Book Value
Goodwill	$57,737		$57,737

	$57,737		$57,737

Intangible assets:
Trade name	$14,050	$—	$14,050
Non-compete agreements	2,277	2,272	5
Contract rights	228,783	75,372	153,411
Distribution rights	1,623	946	677
Deferred financing costs	1,796	299	1,497

	$248,529	$78,889	$169,640

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

9. Goodwill and Intangible Assets (Continued)

        Estimated future amortization expense of intangible assets consists of the following:

2013	$12,019
2014	12,013
2015	12,004
2016	12,004
2017	11,569
Thereafter	95,177

$154,786

        Amortization expense of intangible assets for the years ended December 31, 2010, 2011 and 2012 was $13,234, $12,791, and $12,126, respectively. The reduction of goodwill relates to the amortization of tax basis in excess of book basis that resulted from prior acquisitions.

10. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2011	2012
Accrued interest	$2,895	$161
Accrued salaries/benefits	1,494	1,725
Accrued commission/bonuses	3,519	3,725
Current portion of fair value of derivative instruments	1,726	444
Accrued stock compensation	616	609
Reserve for refunds	517	507
Accrued rent	645	544
Current portion of deferred retirement obligation	104	104
Accrued professional fees	1,186	447
Accrued personal property taxes	1,029	1,050
Accrued sales tax	2,708	2,797
Accrued benefit insurance	983	1,059
Other accrued expenses	463	505

	$17,885	$13,677

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

11. Income Taxes

        The federal and state income taxes consist of the following:

	Years Ended December 31,
	2010	2011	2012
Current state	$1	$195	$133
Deferred state	475	43	302
Current federal	—	—	—
Deferred federal	1,700	1,984	2,554

Total income taxes	$2,176	$2,222	$2,989

        The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities at December 31:

	2011	2012
Current deferred tax assets (liabilities):
Accounts receivable	$147	$119
Inventory	62	39
Accrued bonus and vacation	455	437
Accrued sales tax	248	315
Accrued rent	246	208
Derivative instrument interest	—	75
Other comprehensive income	—	80
Prepaid expenses	(184)	(194)
Other	70	69

	$1,044	$1,148

Non-current deferred tax (liabilities) assets:
Depreciation	(37,096)	(37,456)
Amortization	(21,467)	(23,177)
Other comprehensive income	493	—
Stock based compensation	3,261	3,529
Derivative instrument interest	286	—
Net operating loss carryforwards	9,993	9,417
AMT credits	871	871
Other	235	238

	(43,424)	(46,578)
Valuation allowance against non-current deferred tax assets	(380)	(192)

	$(43,804)	$(46,770)

Net deferred tax liabilities	$(42,760)	$(45,622)

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

11. Income Taxes (Continued)

        For the years ended December 31, 2010, 2011 and 2012, the statutory income tax rate differed from the effective rate primarily as a result of the following differences:

	2010	2011	2012
Income taxes computed at federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.9	6.8	5.7
Change in state deferred rate	(0.4)	(5.0)	(0.1)
Non-deductible compensation	1.8	3.3	2.3
Change in valuation allowance	0.1	(0.9)	(2.4)
Meals & entertainment	1.6	1.4	1.0
Non-deductible stock options	0.3	0.5	0.3
Other	(0.9)	0.3	0.2

Effective tax rate	43.4%	40.4%	41.0%

        At December 31, 2012, the Company had a federal net operating loss carryforward of $28,290, of which $1,528 expires in the year 2028, $10,029 expires in the year 2030, $15,465 expires in the year 2031, and $1,268 expires in the year 2032 and state net operating loss carryforwards of $22,787 which expire at various times through the year 2032. At December 31, 2012, $3,863 of federal and state net operating loss carryforwards relate to deduction for stock option compensation for which the associated tax benefit will be credited to additional paid in capital when realized. The Company has evaluated the positive and negative evidence bearing upon the realization of the net operating losses and has decreased the valuation allowance to $192 for the corresponding deferred tax asset, which is comprised principally of state net operating loss carryovers incurred not expected to be utilized.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2009. All material state and local income tax matters have been concluded for years through 2007.

        As of December 31, 2012 and 2011, the uncertain tax positions recognized by the Company in the consolidated financial statements were not material.

12. Preferred Stock Purchase Rights

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

        Future minimum lease payments under non-cancelable operating and capital leases consist of the following:

	Capital Leases	Operating Leases
Year ended December 31,
2013	$1,201	$3,349
2014	785	3,161
2015	274	2,789
2016	164	1,100
2017	1	655
Thereafter	—	547

	2,425	$11,601

Less: future minimum lease payments due within one year	1,201

Amounts due after one year	$1,224

        Rent expense incurred by the Company under non-cancelable operating leases totaled $4,338, $4,242 and $4,410 for the years ended December 31, 2010, 2011 and 2012, respectively.

        Guaranteed Facilities Management Rent Payments.    The Company operates card- and coin-operated facilities management laundry rooms under various lease agreements in which the Company is required to make minimum guaranteed rent payments to the respective lessors. The following is a schedule by years of future minimum guaranteed rent payments required under these lease agreements that have initial or remaining non-cancelable contract terms in excess of one year as of December 31, 2012:

2013	$14,839
2014	11,958
2015	9,006
2016	7,413
2017	5,594
Thereafter	12,646

$61,456

        Retirement Plans.    The Company maintains a qualified profit-sharing/401(k) plan (the "Plan") covering substantially all employees. The Company's contributions to the Plan are at the discretion of the Board of Directors. Costs under the Plan amounted to $0, $839 and $815 for the years ended December 31, 2010, 2011, and 2012, respectively.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

14. Employee Benefit and Stock Plans

        Stock Option and Incentive Plans.    On April 7, 1997, the Company's stockholders approved the 1997 Stock Option and Incentive Plan for the Company (the "1997 Stock Plan"). On May 26, 2005, the Company's stockholders approved the 2005 Stock Option and Incentive Plan for the Company (the "2005 Stock Plan"). On May 8, 2009, the Company's stockholders approved the 2009 Stock Option and Incentive Plan for the Company which was amended by the stockholders on May 26, 2010 (the "2009 Stock Plan" and together with the 1997 and 2005 Stock Plans the "Stock Plans"). The Stock Plans are designed and intended as a performance incentive for officers, employees, and independent directors to promote the financial success and progress of the Company. All officers, employees and independent directors are eligible to participate in the Stock Plans. Awards, when made, may be in the form of stock options, restricted stock, restricted stock units, unrestricted stock options, and dividend equivalent rights. The Stock Plans require the maximum term of options to be ten years. Costs under the Plans amounted to $3,195, $3,673, and $3,229 for the years ended December 31, 2010, 2011, and 2012, respectively. The related income tax benefit recognized was $1,214, $1,371, and $1,204 for the years ended December 31, 2010, 2011, and 2012, respectively.

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

        The fair values of the stock options granted in 2010, 2011, and 2012 were estimated using the following components:

	2010	2011	2012
Weighted average fair value of options at grant date	$3.77	$6.75	$5.06
Risk free interest rate	2.167% – 2.44%	2.301% – 2.642%	.93% – 1.43%
Estimated forfeiture rate	0.00% – 16.00%	0.00% – 16.00%	0.00% – 19%
Estimated option term	5.0 – 6.0 years	6.0 – 7.0 years	6.0 – 7.0 years
Expected volatility	49.46% – 51.53%	49.16% – 50.89%	42.10% – 44.07%
Dividend yield	—	1.47%	1.73% – 1.83%

        The expected volatility of the Company's stock price was based on the weighted average of the historical performance over the prior number of years equal to the expected term and the two most recent years.

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

14. Employee Benefit and Stock Plans (Continued)

        The following is a summary of stock option plan activity under the Plans as of December 31, 2012, and changes during the year then ended:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	2,091,174	$10.20	$3.96
Granted	293,369	$13.97	$5.06
Exercised	(134,172)	$5.48	$2.52
Forfeited	(23,425)	$11.10	$4.83

Outstanding at December 31, 2012	2,226,946	$10.97	$4.18

Exercisable at December 31, 2012	1,684,707	$10.17	$3.81
Options vested and expected to vest at December 31, 2012	2,218,183	$10.16	$4.18
Weighted average remaining life of the outstanding options		5.997
Weighted average remaining life of the exercisable options		5.207
Total intrinsic value of the outstanding options		$4,723
Total intrinsic value of the exercisable options		$4,430
Total intrinsic value of options vested and expected to vest		$4,723

	Year Ended December 31,
	2010	2011	2012
Weighted average fair value of options granted	$3.77	$6.75	$5.06
Intrinsic value of options exercised	$3,243	$1,065	$1,070
Fair value of shares vested in 2012	$1,583	$1,236	$1,358

        A summary of the status of the Company's nonvested shares as of December 31, 2012 and changes during the year then ended is presented below:

	Options	Grant Date Fair Value
Nonvested at January 1, 2012	589,343	$4.74
Granted	293,369	$5.06
Vested	(336,931)	$4.03
Forfeited	(3,542)	$6.28

Nonvested at December 31, 2012	542,239	$5.35

        In the year ended December 31, 2012, the Company granted restricted stock units covering 71,624 shares of stock with an average fair market value on date of grant of $14.02 per share. The stock vests in one year upon the achievement of certain performance objectives as determined by the Board of Directors at the beginning of the fiscal year. In addition, the Company granted cash awards equivalent to 36,592 restricted stock units and subject to the same performance criteria. The awards had a fair value of $12.55 per share at December 31, 2012. As part of their annual compensation, the Company granted the independent directors 32,550 restricted stock units with a fair market value of $12.90 per

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

14. Employee Benefit and Stock Plans (Continued)

share on the date of grant. The restricted stock units vest over three years. Restricted stock activity for fiscal 2012 is presented below:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012, including restricted stock to be settled in cash	214,090	$13.91
Restricted Stock Granted	140,766	$13.38
Dividend Earned	4,320	$—
Restricted Stock Issued	(146,054)	$12.43
Restricted Stock Settled in Cash	(29,350)	$14.59
Restricted Stock Forfeited	(15,439)	$13.38

Outstanding at December 31, 2012	168,333	$13.64

Restricted stock earned during the year	98,953
Cash award equivalent of restricted stock units earned during the year	32,564
Weighted average remaining life of the outstanding restricted stock	1.06
Total intrinsic value of the outstanding restricted stock	$45

        Stock based compensation expense related to non-vested options and restricted shares will be recognized in the following years:

2013	$1,348
2014	681
2015	106

$2,135

        At December 31, 2012, the stock plans provide for the issuance of up to 5,952,756 shares of common stock of which 1,948,009 shares have been issued pursuant to the exercise of option agreements or restricted stock awards. At December 31, 2012, 2,226,946 shares are subject to outstanding options, 767,414 shares have been granted, of which 104,506 are subject to certain performance criteria and 1,608,989 shares remain available for issuance. Of the 1,608,989 shares, 99,015 shares have been committed to future restricted stock awards for which performance criteria have not yet been established. Upon the adoption of the 2009 plan, no additional options can be issued from the 1997 and 2005 plans.

        Mac-Gray Corporation 2001 Employee Stock Purchase Plan.    The Company established the Mac-Gray Corporation 2001 Employee Stock Purchase Plan (the "ESPP") in May 2001. Under the terms of the ESPP, eligible employees may have between 1% and 15% of eligible compensation deducted from their pay to purchase the company common stock. The per share purchase price is 92.5% of the fair market value of the stock on, the lower of, the first day or the last day of each six month interval. Up to 500,000 shares may be offered pursuant to the ESPP. The plan includes certain

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

14. Employee Benefit and Stock Plans (Continued)

restrictions, such as the holding period of the stock by employees. At December 31, 2012, there were 102 participants in the ESPP. The number of shares of common stock purchased through the ESPP was 24,487 and 23,354 for the years ended December 31, 2011 and 2012, respectively. There have been 351,454 shares purchased since the inception of the ESPP. At December 31, 2011 and 2012, the Company had accumulated employee withholdings associated with this plan of $141 and $122 for acquisition of stock in 2012 and 2013, respectively.

15. Payment of dividends

        The Company's Board of Directors declared quarterly dividends of $0.0605 per share which were paid on March 30, 2012, June 29, 2012, September 28, 2012 and December 31, 2012 to stockholders of record at the close of business on March 15, 2012, June 15, 2012, September 17, 2012 and December 17, 2012, respectively.

16. Repurchase of Common Stock

        On December 21, 2011, the Company's Board of Directors authorized a share repurchase program under which the Company is authorized to purchase up to an aggregate of $2,000 of its common stock. The Company repurchased 133,333 shares during the first quarter of 2012 for a total cash outlay of $2,000, thereby completing the repurchase program.

17. Earnings Per Share

	Year Ended December 31,
	2010	2011	2012
Income (loss) from continuing operations, net	$2,829	$3,276	$4,310
Income (loss)from discontinued operations, net	(250)	—	—

Net income	$2,579	$3,276	$4,310

Weighted average number of common shares outstanding—basic	13,797	14,234	14,423
Effect of dilutive securites:
Stock options	582	742	661

Weighted average number of common shares outstanding—diluted	14,379	14,976	15,084

Earnings(loss) per share—basic—continuing operations	$0.21	$0.23	$0.30

Earnings(loss) per share—diluted—continuing operations	$0.20	$0.22	$0.29

Earnings (loss) per share—basic—discontinued operations	$(0.02)	$—	$—

Earnings (loss) per share—diluted—discontinued operations	$(0.02)	$—	$—

Earnings per share—basic	$0.19	$0.23	$0.30

Earnings per share—diluted	$0.18	$0.22	$0.29

        There were 670,975 shares at December 31, 2010, 295,001 shares at December 31, 2011 and 585,925 shares at December 31, 2012 under option plans that were excluded from the computation of diluted earnings per share at December 31, 2010, 2011 and 2012, respectively, due to their anti-dilutive effects.

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

MAC-GRAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

18. Summary of Quarterly Financial Information (unaudited) (Continued)

	Year Ended December 31, 2012
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
Revenue	$84,236	$77,827	$77,873	$82,183	$322,119
Cost of revenue	68,600	66,318	66,133	68,349	269,400

Gross margin	15,636	11,509	11,740	13,834	52,719
Operating expenses	9,868	7,745	7,234	7,743	32,590

Operating income	5,768	3,764	4,506	6,091	20,129
Interest expense, including change in fair value of non-hedged derivative instruments and amortization of deferred financing costs	3,342	1,962	1,931	1,833	9,068
Loss on early extinguishment of debt	(3,762)	—	—	—	(3,762)
Income before income tax expense	(1,336)	1,802	2,575	4,258	7,299
Income tax expense (benefit)	(569)	750	1,104	1,704	2,989

Net income	$(767)	$1,052	$1,471	$2,554	$4,310

Earnings per share—basic	$(0.05)	$0.07	$0.10	$0.18	$0.30	(a)

Earnings per share—diluted	$(0.05)	$0.07	$0.10	$0.17	$0.29	(a)

Weighted average common shares outstanding—basic	14,375	14,365	14,447	14,506	14,423

Weighted average common shares outstanding—diluted	14,375	15,055	15,134	15,099	15,084

(a)
The sum of the quarterly earnings per share amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are computed independently of each other.

19. Subsequent Events

        On February 25, 2013, the Company's Board of Directors approved a 45% increase in the quarterly dividend to $0.0875 per share ($0.35 per share on an annualized basis). The Board declared a dividend of $0.0875 per share payable on April 1, 2013 to stockholders of record at the close of business on March 15, 2013.

MAC-GRAY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2010, 2011, AND 2012

	Balance Beginning of Year	Charged to Cost and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2010:
Allowance for doubtful accounts	$198	$169	$38	$329

Inventory reserves—valuation adjustment	$230	$245	$223	$252

Income tax valuation allowance	$445	$6	$—	$451

Year Ended December 31, 2011:
Allowance for doubtful accounts	$329	$139	$83	$385

Inventory reserves—valuation adjustment	$252	$135	$225	$162

Income tax valuation allowance	$451	$—	$71	$380

Year Ended December 31, 2012:
Allowance for doubtful accounts	$385	$70	$142	$313

Inventory reserves—valuation adjustment	$162	$164	$224	$102

Income tax valuation allowance	$380	$—	$188	$192