Form 10-Q
period 2013-03-31
MAC-GRAY CORP
filed 2013-05-10
CIK 1038280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, 14,647,638 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.         Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	March 31,
	2012	2013
Assets
Current assets:
Cash and cash equivalents	$14,328	$14,836
Trade receivables, net of allowance for doubtful accounts	5,835	5,158
Inventory of finished goods, net	1,284	2,172
Deferred income taxes	1,148	1,148
Prepaid facilities management rent and other current assets	9,476	9,964
Total current assets	32,071	33,278
Property, plant and equipment, net	129,947	132,448
Goodwill	57,737	57,643
Intangible assets, net	169,640	168,588
Prepaid facilities management rent and other assets	12,014	12,090
Total assets	$401,409	$404,047

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,201	$1,154
Trade accounts payable	9,189	8,895
Accrued facilities management rent	20,930	21,584
Accrued expenses and other current liabilities	13,677	13,057
Total current liabilities	44,997	44,690
Long-term debt and capital lease obligations	190,969	191,436
Deferred income taxes	46,770	46,385
Other liabilities	1,386	1,386
Total liabilities	284,122	283,897

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock ($.01 par value, 5 million shares authorized, no shares issued or outstanding)	—	—
Common stock ($.01 par value, 30 million shares authorized, 14,516,074 issued and outstanding at December 31, 2012, and 14,613,980 issued and outstanding at March 31, 2013)	145	146
Additional paid in capital	89,706	90,801
Accumulated other comprehensive loss	(130)	(1)
Retained earnings	27,566	29,204
Total stockholders’ equity	117,287	120,150
Total liabilities and stockholders’ equity	$401,409	$404,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2013
Revenue:
Laundry facilities management revenue	$80,305	$78,792
Commercial laundry equipment sales	3,931	2,801
Total revenue	84,236	81,593

Cost of revenue:
Cost of laundry facilities management revenue	54,966	54,056
Depreciation and amortization	10,437	10,623
Cost of commercial laundry equipment sales	3,197	2,334
Total cost of revenue	68,600	67,013

Gross margin	15,636	14,580

Operating expenses:
General and administration	6,692	4,527
Sales and marketing	2,878	3,310
Depreciation and amortization	201	195
Incremental costs of proxy contests	83	57
(Gain) loss on sale of assets, net	14	(34)
Total operating expenses	9,868	8,055
Income from operations	5,768	6,525
Interest expense, including the change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs	3,342	1,665
Loss on early extinguishment of debt	3,762	—
Income (loss) before provision for income taxes	(1,336)	4,860
Income tax expense (benefit)	(569)	1,942
Net income (loss)	(767)	2,918
Other comprehensive gain, net of tax:
Unrealized gain on derivative instruments	138	129
Comprehensive income (loss)	$(629)	$3,047
Earnings (loss) per share — basic	$(0.05)	$0.20
Earnings (loss) per share — diluted	$(0.05)	$0.19
Weighted average common shares outstanding - basic	14,375	14,543
Weighted average common shares outstanding - diluted	14,375	15,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other
	Number		Paid In	Comprehensive	Comprehensive	Retained
	of shares	Value	Capital	Loss	Income	Earnings	Total
Balance, December 31, 2012	14,516,074	$145	$89,706	$(130)		$27,566	$117,287
Net income	—	—	—	—	$2,918	2,918	$2,918
Other comprehensive income:
Unrealized gain on derivative instrument and reclassification, net of tax of $79 (Note 3)	—	—	—	129	129	—	$129
Comprehensive income					$3,047
Options Exercised	5,000	—	49	—			$49
Stock issuance - Employee
Stock Purchase Plan	10,326	—	120	—			$120
Stock compensation expense	—	—	601	—		—	$601
Dividends paid, $.0875 per share	—	—	—	—		(1,279)	$(1,279)
Stock grants	82,580	1	325	—		(1)	$325
Balance, March 31, 2013	14,613,980	$146	$90,801	$(1)		$29,204	$120,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2013
Cash flows from operating activities:
Net income (loss)	$(767)	$2,918
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	10,638	10,818
Amortization of deferred financing costs	176	90
Loss on early extinguishment of debt	1,220	—
Increase (decrease) in allowance for doubtful accounts and lease reserves	(28)	11
Gain (loss) on disposition of assets	14	(34)
Stock grants	351	325
Gain on change in fair value of interest rate derivatives	(89)	(181)
Gain on change in fair value of fuel commodity derivatives	(250)	(53)
Increase (decrease) in deferred income taxes	4	(224)
Non-cash stock compensation	644	601
(Increase) decrease in accounts receivable	(114)	666
Increase in inventory	(497)	(888)
Increase in prepaid facilities management rent and other assets	(703)	(1,434)
Decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	(4,117)	(568)
Net cash flows provided by operating activities	6,482	12,047

Cash flows from investing activities:
Capital expenditures	(7,734)	(8,677)
Payments for acquisitions	—	(2,018)
Proceeds from sale of assets	36	34
Net cash flows used in investing activities	(7,698)	(10,661)

Cash flows from financing activities:
Payments on capital lease obligations	(362)	(341)
Payment on senior notes	(100,000)	—
Payments on secured revolving credit facility	(106,473)	(19,547)
Borrowings on secured revolving credit facility	230,797	20,120
Payments on secured term credit facility	(18,750)	—
Proceeds from exercise of stock options	163	49
Proceeds from issuance of common stock	140	120
Debt acquisition costs	(1,497)	—
Cash dividend paid	(876)	(1,279)
Repurchase of common stock	(2,000)	—
Net cash flows provided by (used in) financing activities	1,142	(878)

Increase (decrease) in cash and cash equivalents	(74)	508
Cash and cash equivalents, beginning of period	13,881	14,328
Cash and cash equivalents, end of period	$13,807	$14,836

Supplemental disclosure of non-cash investing and financing activities:

During the three months ended March 31, 2012 and 2013, the Company acquired various assets under capital lease agreements totaling $0 and $188, respectively.

During the three months ended March 31, 2013, the Company acquired an entity in a purchase business combination.  The fair value of the net assets acquired and goodwill amounted to $2,737 with $2,018 paid in cash and $719 incurred as a liability in the form of a future cash payment.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited interim condensed consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of Mac-Gray Corporation (the “Company” or “Mac-Gray,”) the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments), which are necessary to present fairly the Company’s financial position, the results of its operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2012 audited consolidated financial statements filed with the Securities and Exchange Commission in its Annual Report on Form 10-K for the year ended December 31, 2012. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company generates the majority of its revenue from card and coin-operated laundry equipment located in 44 states throughout the United States, as well as the District of Columbia. The Company’s principal client base is the multi-unit housing market, which consists of apartments, condominium units, colleges and universities. The Company also sells and services commercial laundry equipment to commercial laundromats, multi-housing properties and institutions. The majority of the Company’s purchases of laundry equipment are from one supplier.

2.  Long-Term Debt

On February 29, 2012, the Company entered into an Amended and Restated Senior Secured Credit Agreement.  The 2012 Credit Agreement provides for borrowings up to $250,000 under a revolving credit facility (the “Revolver”).  The 2012 Credit Agreement matures on February 28, 2017.  The 2012 Credit Agreement also provides for Swingline Loans of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions, the 2012 Credit Agreement gives the Company the option to increase the Revolver or establish one or more new term loans, provided that the aggregate commitments under the 2012 Credit Agreement cannot exceed $350,000.  The 2012 Credit Agreement is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries.  Outstanding indebtedness under the 2012 Credit Agreement bears interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate plus an applicable percentage, ranging from 1.75% to 2.75% per annum (currently 2.50%), determined by reference to our consolidated total leverage ratio, and (ii) in the case of base rate loans and swingline loans, the higher of (a) the federal funds rate plus 0.50%, (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate,” or (c) for each day, the floating rate of interest equal to LIBOR for a one month term quoted for such date (the highest of which is defined as the “Base Rate”), plus, in each case, an applicable percentage, ranging from 0.75% to 1.75% per annum (currently 1.50%), determined by reference to our consolidated total leverage ratio.

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

The 2012 Credit Agreement includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most significant financial ratios that the Company is required to maintain include a consolidated total leverage ratio of not greater than 3.75 to 1.00 (3.50 to 1.00 as of December 31, 2013 and thereafter) and a consolidated cash flow coverage ratio of not less than 1.20 to 1.00.  The Company was in compliance with all financial covenants at March 31, 2013.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

2.  Long-Term Debt (continued)

During the first quarter of 2012, the Company incurred deferred financing costs of $1,497 associated with the 2012 Credit Agreement and wrote off unamortized deferred financing costs of $133 associated with the Company’s 2008 credit facility.

As of March 31, 2013, there was $190,318 outstanding under the Revolver and $1,380 in outstanding letters of credit. The available balance under the Revolver was $58,302 at March 31, 2013. The average interest rates on the borrowings outstanding under the prior credit agreement and the 2012 Credit Agreement at March 31, 2012 and 2013 were 4.00% and 3.68%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt (see Note 3 for discussion on Fair Value Measurements).

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

Interest expense associated with the Company’s long term debt for the three months ended March 31, 2013 and 2012 is comprised of the following:

	Three months ended
	March 31,
	2012	2013

Interest expense	$3,255	$1,756
Change in the fair value of non-hedged interest rate derivative instruments	(89)	(181)
Amortization of deferred financing costs	176	90
Interest expense, including change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs	$3,342	$1,665

Capital lease obligations are comprised primarily of the Company’s fleet of vehicles which totaled $2,425 and $2,272 at December 31, 2012 and March 31, 2013, respectively.

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2013 (nine months)	$902
2014	831
2015	321
2016	209
2017	190,327
Thereafter	—
$192,590

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

2.  Long-Term Debt (continued)

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

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurments
	Balance at March 31, 2013	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative financial instruments (included in accrued expenses)	$18	$—	$18	$—

Fuel commodity derivatives (included in current assets)	$16	$—	$—	$16

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

3.  Fair Value Measurements (continued)

The Company has entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (“Swap Agreements”) to manage the interest rate associated with its debt. At March 31, 2013, the interest rate Swap Agreements effectively convert $45,000 of the Company’s variable rate debt to a long-term fixed rate. Under these agreements the Company receives a variable rate of LIBOR plus a markup and pays a fixed rate.  The Company recognized a non-cash unrealized gain of $388 and $390 for the three months ended March 31, 2013 and 2012, respectively, on the interest rate Swap Agreements as a result of the change in the fair value.

On September 23, 2011 the Company entered into a fuel commodity derivative to manage the fuel cost of its fleet of vehicles. The derivative was effective January 1, 2012 and expired December 31, 2012.  On September 19, 2012 the Company entered into an additional fuel commodity derivative. The derivative is effective January 1, 2013 and expires December 31, 2013.  The derivative has a monthly notional amount of 80 thousand gallons from January 1, 2013 through December 31, 2013 for a total notional amount of 960 thousand gallons. The Company has a put price of $3.26 per gallon and a strike price of $3.90 per gallon. The Company recognized a non-cash unrealized gain of $53 and $250 for the three months ended March 31, 2013 and 2012, respectively, on these fuel commodity derivatives as a result of the change in the fair value.

The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and are considered a Level 2 item. The fuel commodity derivative is based on market assumptions and quoted pricing and is considered a Level 3 item.

The fuel commodity derivative activity for the three months ended March 31, 2013 is as follows:

Balance, December 31, 2012	$(37)
Realized gains	—
Unrealized gains	53
Settlements	—
Balance, March 31, 2013	$16

The Company determines the fair value of the amount outstanding under its 2012 Credit Facility using Level 2 inputs. The fair value of the 2012 Credit Agreement at March 31, 2013 approximates carrying value.

During the first quarter of 2012, as a result of the senior note redemption (Note 3), the Company no longer qualified for hedge accounting treatment on its only effective interest rate swap agreement.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost is being reclassified as an earnings charge through the maturity date of the derivative.  This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $207 for the three months ended March 31, 2013 compared to $301 for the three months ended March 31, 2012, respectively. The remaining balance of $1 associated with these interest rate swap agreements and included in Accumulated Other Comprehensive Loss will be charged to interest expense through the maturity date of the interest rate swap agreements on April 1, 2013.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

3.  Fair Value Measurements (continued)

The table below outlines the details of each remaining interest rate Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	March 31,	Expiration	Fixed
Origin	Amount	Amortizing	2013	Date	Rate

May 8, 2008	$45,000	Amortizing	$25,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$21,000	Apr 1, 2013	3.78%

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

The tables below display the impact the Company’s derivative instruments had on the Condensed Consolidated Balance Sheets as of December 31, 2012 and March 31, 2013 and the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and 2013.

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2012		March 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses	$—	Accrued expenses	$—
Interest rate contracts	Other liabilites	—	Other liabilites	—

Derivatives not designated as hedging instruments:
Interest rate contracts	Accrued expenses	406	Accrued expenses	18
Fuel commodity derivatives	Accrued expenses	37	Current Assets	(16)

Total derivatives		$443		$2

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

3.  Fair Value Measurements (continued)

The Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

for the three months ended March 31, 2012 and 2013

				Amount of Loss
			Location of Loss	Reclassified from
	Amount of Loss Recognized		Reclassified from	Accumulated OCI into			Location of	Amount of Gain or (Loss)
Derivatives in	in OCI on Derivative		Accumulated	Income (Effective		Derivatives Not	Gain or (Loss)	Recognized in Income on
Net Investment	(Effective Portion)		OCI into Income	Portion)		Designated as	Recognized in	Derivative
Hedging	March 31,		(Effective	March 31,		Hedging	Income on	March 31,
Relationships	2012	2013	Portion)	2012	2013	Instruments	Derivative	2012	2013
Interest rate contracts:			Interest expense, including the change in the fair value of non-hedged derivative instruments:			Interest rate contracts:	Interest expense, including the change in the fair value of non-hedged derivative instruments:
Unrealized	$(67)	$—	Unrealized	$(301)	$(207)		Unrealized	$390	$388
Realized	(162)	—	Realized	(162)	—		Realized	(293)	(398)
Total	$(229)	$—	Total	$(463)	$(207)		Total	$97	$(10)

Fuel commodity derivatives:			Cost of revenue:			Fuel commodity derivatives:	Cost of revenue:
Unrealized	$—	$—	Unrealized	$—	$—		Unrealized	$250	$53
Realized	—	—	Realized	—	—		Realized	13	—
Total	$—	$—	Total	$—	$—		Total	$263	$53

4.  Acquisition

On March 1, 2013, the Company acquired the assets of a laundry facilities management business in the southeastern region of the United States for total consideration of $2,737. A payment of $2,018 was made at closing and the balance to be paid within nine months if certain conditions are met. The acquisition has been reflected in the accompanying condensed consolidated financial statements from the date of the acquisition and has been accounted for as a business combination.  The preliminary allocation of the purchase price is as follows: contract rights $1,893, equipment $644, non-compete agreement $100 and goodwill $100. The ultimate purchase price allocation is subject to the finalization of the asset values as of the date of acquisition.  The operating results of the business are included in the accompanying unaudited condensed consolidated statements of income and comprehensive income from the date of acquisition.  Pro forma results of the acquired company are not included as they have been deemed immaterial to the Company.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

5.  Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2012
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$57,737		$57,737
	$57,737		$57,737
Intangible assets:
Trade name	$14,050	$—	$14,050
Non-compete agreements	2,277	2,272	5
Contract rights	228,783	75,372	153,411
Distribution rights	1,623	946	677
Deferred financing costs	1,796	299	1,497
	$248,529	$78,889	$169,640

	As of March 31, 2013
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$57,643		$57,643
	$57,643		$57,643
Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	2,377	2,276	101
Contract rights	230,646	78,252	152,394
Distribution rights	1,623	987	636
Deferred financing costs	1,796	389	1,407
	$250,492	$81,904	$168,588

Estimated future amortization expense of intangible assets consists of the following:

2013 (nine months)	$9,100
2014	12,128
2015	12,118
2016	12,118
2017	11,684
Thereafter	96,616
$153,764

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

5.  Goodwill and Intangible Assets (continued)

Amortization expense of intangible assets for the three months ended March 31, 2012 and 2013 was $3,105 and $3,015, respectively.

Intangible assets primarily consist of various non-compete agreements, and contract rights recorded in connection with acquisitions. The deferred financing costs were incurred in connection with our senior secured credit facility and our senior notes and are amortized from five to ten years. The non-compete agreements are amortized using the straight-line method over the life of the agreements, which range from five to fifteen years. Contract rights are amortized using the straight-line method over fifteen to twenty years. The life assigned to acquired contracts is based on several factors, including:  (i) the historical renewal rate of the contract portfolio for the most recent years prior to the acquisition, (ii) the number of years the average contract has been in the contract portfolio, (iii) the overall level of client satisfaction within the contract portfolio, and (iv) our ability to maintain comparable renewal rates in the future. The contract rights acquired are aggregated for purposes of calculating their fair value upon acquisition due to the fact that there are thousands of individual contracts in each market. No single contract accounts for more than 2% of the revenue of any acquired portfolio and the contracts are homogeneous. The fair values of acquired portfolios are established based upon discounted cash flows generated by the acquired contracts.  The fair values of the contracts are allocated to asset groups, comprised of the Company’s geographic markets, based on an estimate of relative fair value.

6.  Commitments and Contingencies

The Company is involved in various litigation proceedings arising in the normal course of business.  In the opinion of management, the Company’s ultimate liability, if any, under pending litigation would not materially affect its financial condition or the results of its operations or cash flows.

7. Earnings Per Share

	Three months ended
	March 31,
	2012	2013

Net income (loss)	$(767)	$2,918

Weighted average number of common shares outstanding - basic	14,375	14,543
Effect of dilutive securities:
Stock options and restricted stock units	—	475
Weighted average number of common shares outstanding - diluted	14,375	15,018

Earnings (loss) per share - basic	$(0.05)	$0.20
Earnings (loss) per share - diluted	$(0.05)	$0.19

For the three months ended March 31, 2012, 643,000 shares of potential common stock related to stock options and restricted stock units would have been included in the diluted earnings per share calculation had the Company

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

7.  Earnings Per Share (continued)

recorded net income in the quarter. Additionally, 11,000 shares of potential common stock related to stock options and restricted stock units would have been excluded from the calculation of dilutive shares even if the company reported net income because the inclusion of such shares would have been anti-dilutive.

There were 1,008,000 shares under option plans that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2013, due to their anti-dilutive effects.

8.  Stock Compensation

During the three months ended March 31, 2013, grants of options for 360,756 shares were issued by the Company.  The grant-date fair values of employee share options and similar instruments are estimated using the Black-Scholes option-pricing model.  The fair values of the stock options granted were estimated using the following components:

Weighted average fair value of options at grant date	$4.09
Risk free interest rates	0.95% - 1.01%
Pre-vest forfeiture rates	0.00%
Expected life	7 years
Expected volatility	41.085% - 41.181%
Dividend Yield	2% - 3.6%

During the three months ended March 31, 2013, the Company granted restricted stock units covering 42,587 shares of stock with a fair market value on date of grant of $12.26 per share.  The restricted stock units vest in one year subject to the achievement of certain performance objectives established by the Compensation Committee of the Board of Directors at the beginning of the fiscal year.  In addition, the Company granted 65,533 restricted stock units that give the grantee the option to settle the award in cash or in shares of common stock.  These restricted stock units are subject to the same performance criteria as the previously mentioned restricted stock awards. These awards are remeasured at their fair value at the end of each reporting period and recorded as a liability in accrued expenses.  The awards had a fair market value of $12.80 per share at March 31, 2013.

For the three months ended March 31, 2013, the Company incurred stock compensation expense of $769. The allocation of stock compensation expense is consistent with the allocation of the participants’ salaries and other compensation expenses.

At March 31, 2013, options for 639,749 shares and 168,986 restricted shares have been granted but have not yet vested.

Compensation expense related to unvested options and restricted shares will be recognized in the following years:

2013 (nine months)	$2,285
2014	1,177
2015	600
2016	44
$4,106

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

9.  Income Taxes

The following table presents the income tax expense and the effective income tax rates for the three months ended March 31, 2012 and 2013:

	March 31,
	2012	2013

Income tax expense (benefit)	$(569)	$1,942
Effective tax rate	43%	40%

The effective income tax rate on operations is based upon the estimated income for the year and adjustments, if any, resulting from tax audits or other tax contingencies.

The changes in the effective tax rates for the three months ended March 31, 2012 and 2013 are the result of the relative impact of permanent differences due to changes in estimated pretax annual profits.

At March 31, 2013, the uncertain tax positions recognized by the Company in the consolidated financial statements were not material.

10.  New Accounting Pronouncements

In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance became effective for the company in 2013. Adoption of this standard, which is related to disclosure only, did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

11.  Payment of dividends

The Company’s Board of Directors declared a quarterly dividend of $0.0875 per share which was paid on March 29, 2013 to stockholders of record at the close of business on March 15, 2013.

12.  Repurchase of Common Stock

On December 21, 2011, the Company’s Board of Directors authorized a share repurchase program under which the Company is authorized to purchase up to an aggregate of $2,000 of its common stock. The Company repurchased 133,333 shares during the first quarter of 2012 under the plan for a total cash outlay of $2,000, thereby completing the repurchase program.

13. Subsequent Events

On April 5, 2013 the Company’s Board of Directors voted to terminate the Company’s shareholder rights plan with American Stock Transfer & Trust Company, LLC (“AST”), as of the close of business April 8, 2013.  In order to effect the termination, the Company and AST entered into an Amendment and Termination of Shareholder Rights Agreement, dated as of April 8, 2013, which caused the rights to purchase Series A Junior Participating Cumulative Preferred Stock issued pursuant to the Shareholder Rights Agreement, dated as of June 8, 2009, by and between the Company and AST, to expire as of April 8, 2013.

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

•                                    our ability to renew laundry leases with our clients;

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

•                                    those factors discussed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and our other filings with the Securities and Exchange Commission (“SEC”).

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

In this Quarterly Report on Form 10-Q, unless the context suggests otherwise, references to the “Company,” “Mac-Gray,” “we,” “us,” “our” and similar terms refer to Mac-Gray Corporation and its subsidiaries.  We own or license several registered and unregistered trademarks, including Mac-Gray®, Web®, Hof™, Automatic

Laundry Company™, Intelligent Laundry®, LaundryView®, LaundryLinx™, PrecisionWash™, TechLinx™, VentSnake™, LaundryAudit™, e-issues™, Change Point® , The Campus Clothes Line®, Digital Laundry is here. ®, Life Just Got Easier®, and The Laundry Room Experts® .

Overview

Mac-Gray Corporation was founded in 1927 and re-incorporated in Delaware in 1997. Since its founding, Mac-Gray has grown to become the second largest laundry facilities management contractor in the United States.  Through our portfolio of card and coin-operated laundry equipment located in laundry facilities across the country, we provide laundry convenience to residents of multi-unit housing, such as apartment buildings, condominiums, colleges and universities, public housing complexes, and hotels and motels in 44 states and the District of Columbia.  Based on our ongoing survey of colleges and universities, we believe we are the largest provider of such services to the college and university market in the United States.

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong client relationships, a broad client base, and predictable capital needs.  For the three months ended March 31, 2013, our total revenue was $81,593. Approximately 97% of our total revenue for the three month period was generated by our facilities management business.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect. As of March 31, 2013, approximately 83% of our installed equipment base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist primarily of a large number of relatively small amounts, which are associated with our entry into or renewal of leases. Our capital needs other than for laundry leases are not significant.  Accordingly, our capital needs are predictable and largely within our control.  For the three months ended March 31, 2013, we incurred $8,677 of capital expenditures. In addition, we made incentive payments of $1,007 in the three months ended March 31, 2013 to property owners and property management companies in connection with obtaining our lease arrangements.

Through our commercial equipment sales and services business, we generate revenue by selling commercial laundry equipment.  For the three months ended March 31, 2013, our commercial laundry equipment sales business generated approximately 3% of our total revenue, and 3% of our gross margin. We anticipate that tight credit markets for our clients will continue to challenge our ability to maintain and grow our revenue from laundry equipment sales.

Our current priorities include: (i) continuing to reduce funded debt, thereby improving debt leverage ratios and reducing interest expense, (ii) increase revenue, (iii) maintaining capital expenditures at the levels needed to sustain and grow the business, (iv) increasing facilities management operating efficiencies in all markets, (v) improving the profitability of individual laundry facilities management accounts that come up for contract renewal, and (vi) continuing to look for acquisitions that complement our current footprint.  One of the key challenges we face is maintaining and expanding our client base in a competitive industry. Approximately 8% to 10% of our laundry room leases are up for renewal each year.  Within any given geographic area, Mac-Gray may compete with local independent operators, regional operators and multi-region operators as well as property owners and property management companies who self-operate their laundry facilities. We devote substantial resources to our sales efforts and are focused on continued innovation in order to distinguish us from our competitors.

On February 25, 2013, our Board of Directors declared a dividend of $0.0875 per share which was paid on March 29, 2013 to stockholders of record at the close of business on March 15, 2013.

On March 1, 2013, we acquired a laundry facilities management business in the southeastern region of the United States for total consideration of $2,737.

On April 5, 2013 the Company’s Board of Directors voted to terminate the Company’s shareholder rights plan with American Stock Transfer & Trust Company, LLC (“AST”), as of the close of business April 8, 2013.  In order to effect the termination, the Company and AST entered into an Amendment and Termination of Shareholder Rights Agreement, dated as of April 8, 2013, which caused the rights to purchase Series A Junior Participating Cumulative Preferred Stock issued pursuant to the Shareholder Rights Agreement, dated as of June 8, 2009, by and between the Company and AST, to expire as of April 8, 2013.

Results of Operations (Dollars in thousands)

Three months ended March 31, 2013 compared to three months ended March 31, 2012.

The information presented below for the three months ended March 31, 2013 and 2012 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended March 31,
			Increase	%
	2012	2013	(Decrease)	Change
Laundry facilities management revenue	$80,305	$78,792	$(1,513)	-2%
Commercial laundry equipment sales revenue	3,931	2,801	(1,130)	-29%
Total revenue	$84,236	$81,593	$(2,643)	-3%

Revenue

Total revenue decreased by $2,643, or 3%, to $81,593 for the three months ended March 31, 2013 compared to $84,236 for the three months ended March 31, 2012.

Laundry facilities management revenue.  Laundry facilities management revenue decreased by $1,513, or 2%, to $78,792 for the three months ended March 31, 2013 compared to $80,305 for the three months ended March 31, 2012. The decrease in revenue in the three months ended March 31, 2013 compared to the same period in the prior year is attributable, in part, to there being one additional operating day due to 2012 being a leap year. We have also reduced our portfolio of equipment by a small number as compared to the first quarter of 2012, primarily in unprofitable and less profitable locations, which also has resulted in reduced revenue. The reduced revenue is mitigated by the cumulative impact of our vend price management initiatives, same location usage increases, and new equipment placements in locations with anticipated higher usage than in the locations we have eliminated.

Commercial laundry equipment sales.  Revenue in the commercial laundry equipment sales business decreased by $1,130, or 29%, to $2,801 for the three months ended March 31, 2013 compared to $3,931for the three months ended March 31, 2012. Sales in the commercial laundry equipment sales business are sensitive to the strength of the local economy, the availability and cost of financing to small businesses, consumer confidence, and local permitting and therefore, tend to fluctuate significantly from period to period. Also in 2012 we chose to exit certain geographic areas that were not sufficiently profitable.

Cost of revenue

	For the three months ended March 31,
			Increase	%
	2012	2013	(Decrease)	Change
Cost of laundry facilities management revenue	$54,966	$54,056	$(910)	-2%
Depreciation and amortization related to operations	10,437	10,623	186	2%
Cost of commercial laundry equipment sales	3,197	2,334	(863)	-27%
Total cost of revenue	$68,600	$67,013	$(1,587)	-2%

Cost of laundry facilities management revenue.  Cost of laundry facilities management revenue includes rent paid to clients as well as those costs associated with installing and servicing equipment and costs of collecting, counting, and depositing facilities management revenue. Cost of laundry facilities management revenue decreased by $910, or 2%, to $54,056 for the three months ended March 31, 2013 as compared to $54,966 for the three months ended March 31, 2012. As a percentage of laundry facilities management revenue, cost of laundry facilities management revenue was 68.6% and 68.4% for the three months ended March 31, 2013 and 2012, respectively. Laundry facilities management rent decreased by 2% for the three months ended March 31, 2013 compared to the corresponding period in 2012, directly attributable to the changes in facilities management revenue. Laundry facilities management rent as a percentage of laundry facilities management revenue was 48.4 % and 48.6 % for the three months ended March 31, 2013 and 2012, respectively. Laundry facilities management rent can be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the laundry facilities management rent, as a function of laundry facilities management revenue, can vary. Other costs of laundry facilities management revenue increased by $19, or less than 1%, to $15,952 for the three months ended March 31, 2013 compared to $15,933 for the three months ended March 31, 2012. A significant percentage of other costs of laundry facilities management revenue are fixed costs which do not fluctuate with changes in revenue.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations increased by $186, or 2%, to $10,623 for the three months ended March 31, 2013 as compared to $10,437 for the three months ended March 31, 2012. The increase in depreciation and amortization for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is attributable to an increase in our capital spending on new and renegotiated accounts beginning in 2012 compared to the two prior years, where we closely managed capital investment in light of the uncertain economy. We expect to continue to increase our capital spending and expect depreciation expense to continue to increase.

Cost of laundry equipment sales.  Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment,  parts and supplies sold, as well as salaries, warehousing and distribution expenses.  Cost of commercial laundry equipment sales decreased by $863, or 27%, to $2,334 for the three months ended March 31, 2013 as compared to $3,197 for the three months ended March 31, 2012. As a percentage of sales, cost of product sold was 83% and 81% for the three months ended March 31, 2013 and 2012. The change in cost of sales for the three months ended March 31, 2013 compared to the same period ending March 31, 2012 is a direct result of the change in revenue, product mix and price increases by the manufacturer which we were unable to fully pass on to our customers.  Operating expenses were essentially unchanged in total.

Operating expenses

General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs.  General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs decreased by $1,765, or 18%, to $8,089 for the three months ended March 31, 2013 as compared to $9,854 for the three months ended March 31, 2012. As a percentage of total revenue, these expenses were 10% and 12% for the three months ended March 31, 2013 and 2012, respectively. The decrease in expenses for the three months ended March 31, 2013 compared to the same period in 2012 is primarily related to a decrease in legal costs partially offset by an increase in marketing and sales related costs.

Gain on sale of assets

The gain of $34 and a loss of $14 for the three months ended March 31, 2013 and 2012, respectively, are from the sale of vehicles and other fixed assets in the normal course of business.

Income from operations

Income from operations increased by $757, or 13%, to $6,525, for the three months ended March 31, 2013 compared to $5,768 for the three months ended March 31, 2012 due primarily to the cumulative effect of the reasons discussed above.

Interest expense, including the change in the fair value of non-hedged derivative instruments and amortization of deferred financing costs

Interest expense, including the change in the fair value of non-hedged derivative instruments and amortization of deferred financing costs, decreased by $1,677, or 50%, to $1,665 for the three months ended March 31,

2013, as compared to $3,342 for the three months ended March 31, 2012. This decrease for the three months ended March 31, 2013 was primarily attributable to interest savings as a result of retiring our 7.625% fixed rate senior notes by utilizing our 2012 Credit Agreement at lower interest rates. Interest expense, excluding the change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, was $1,756 and $3,255 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $1,499, or 46%.  Interest expense, excluding the change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, includes interest paid or (received) in connection with our derivative instruments. This amounted to $398 and $455 for the three months ended March 31, 2013 and 2012, respectively.

Interest expense associated with the company’s long term debt is comprised of the following:

	Three months ended
	March 31,
	2012	2013

Interest expense	$3,255	$1,756
Change in the fair value of non-hedged interest rate derivative instruments	(89)	(181)
Amortization of deferred financing costs	176	90
Interest expense, including change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs	$3,342	$1,665

During the first quarter of 2012, the Company no longer qualified for hedge accounting treatment for its only effective interest rate swap agreement.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost is being reclassified as an earnings charge through the maturity date of the derivative.  This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $207 for the three months ended March 31, 2013 compared to $301 for the three and three months ended March 31, 2012. The remaining balance of $1 associated with these interest rate swap agreements and included in Accumulated Other Comprehensive Loss will be charged to interest expense through the maturity date of the interest rate swap agreements on April 1, 2013.

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

Income tax expense (benefit)

Income tax expense increased by $2,511 to $1,942 for the three months ended March 31, 2013 compared to the income tax benefit of $569 for the three months ended March 31, 2012. The increase in the three months is the result of the increase in pre-tax income to $4,860 for the three months ended March 31, 2013, compared to the pre-tax loss of $1,336 for the three months ended March 31, 2012.  The effective tax rate decreased to 40.0% for the three months ended March 31, 2013, compared to 42.6% for the same period in 2012. The change in the effective rate for the three months ended March 31, 2013 compared to the effective tax rate for the three months ended March 31, 2012 is the result of the change in permanent tax differences as a percentage of pretax income.

Net income (loss)

As a result of the foregoing, net income increased by $3,685 to $2,918 for the three months ended March 31, 2013 compared to a loss of $767 for the same period ended March 31, 2012.

Seasonality

We experience moderate seasonality as a result of our operations in the college and university market. Revenues derived from the college and university market represented approximately 15% of our total laundry facilities management revenue. Academic facilities management and rental revenues are derived substantially during the school year in the first, second and fourth calendar quarters. Conversely, our operating and capital expenditures have historically been higher during the third calendar quarter when we install a large amount of equipment while colleges and universities are generally on summer break.

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving credit facility described below. Capital expectations for the year ending December 31, 2013, including contract incentive payments, are currently expected to be between $36,000 and $39,000.  In the three months ended March 31, 2013, spending on capital expenditures was $8,677 and spending on contract incentives was $1,007. The capital expenditures for 2013 are primarily composed of laundry equipment installed in connection with new client leases and the renewal of existing leases.

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

For the three months ended March 31, 2013, our source of cash was primarily from operating activities. Our primary uses of cash for the three months ended March 31, 2013 were the purchase of new laundry equipment, payment for an acquisition, and the payment of dividends. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, debt service, and capital expenditures.

On February 29, 2012, we entered into an Amended and Restated Senior Secured Credit Agreement.  The 2012 Credit Agreement provides for borrowings up to $250,000 under a revolving credit facility (the “Revolver”).  The 2012 Credit Agreement matures on February 28, 2017.  The 2012 Credit Agreement also provides for Swingline Loans of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions, the 2012 Credit Agreement gives the Company the option to increase the Revolver or establish one or more new term loans, provided that the aggregate commitments under the 2012 Credit Agreement cannot exceed $350,000.  The 2012 Credit Agreement is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries.  Outstanding indebtedness under the 2012 Credit Agreement bears interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate plus an applicable percentage, ranging from 1.75% to 2.75% per annum (currently 2.50%), determined by reference to our consolidated total leverage ratio, and (ii) in the case of base rate loans and swingline loans, the higher of (a) the federal funds rate plus 0.50%, (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate,” or (c) for each day, the floating rate of interest equal to LIBOR for a one month term quoted for such date (the highest of which is defined as the “Base Rate”), plus, in each case, an applicable percentage, ranging from 0.75% to 1.75% per annum(currently 1.50%), determined by reference to our consolidated total leverage ratio.

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

The 2012 Credit Agreement includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most significant financial ratios that we are required to maintain include a consolidated total leverage ratio of not greater than 3.75 to 1.00 (3.50 to 1.00 as of December 31, 2013 and thereafter) and a consolidated cash flow coverage ratio of not less than 1.20 to 1.00.  We were in compliance with all financial covenants at March 31, 2013.

As of March 31, 2013, there was $190,318 outstanding under the Revolver and $1,380 in outstanding letters of credit. The available balance under the Revolver was $58,302 at March 31, 2013. The average interest rates on the borrowings outstanding under the prior credit agreement and the 2012 Credit Agreement at March 31, 2013 and 2012 were 3.68% and 4.00%, respectively, including the applicable spread paid to the banks and the effect of the interest rate swap agreements tied to the debt (see Note 4 for discussion on Fair Value Measurements).

On October 21, 2011, we redeemed $50,000 of our 7.625% senior notes by utilizing $51,271 of availability under our prior credit facility. On March 30, 2012, we redeemed the remaining $100,000 of our senior notes by utilizing $103,495 of availability under the 2012 Credit Agreement.

Operating Activities

For the three months ended March 31, 2013 and 2012, net cash flows provided by operating activities were $12,047 and $6,482, respectively. Cash flows from operations consists primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and general, administration, sales and marketing expenses. The most significant changes to cash flows for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 are an increase in net income, a decrease in accounts receivable, and a smaller decrease in accounts payable, accrued facilities management rent, accrued expenses and other liabilities primarily attributable to a change in accrued interest in the current period as compared to a year ago due to the redemption of our senior notes. The increase in operating activities is partially offset by a larger increase in prepaid facilities management rent and other assets primarily attributable to an increase in incentive advances to our route clients as part of the execution of new and renegotiated contracts as well as a non-cash loss on early extinguishment of debt in the first quarter of 2012.

Investing Activities

For the three months ended March 31, 2013 and 2012, net cash flows used in investing activities were $10,661and $7,698, respectively.  Capital expenditures for the three months ended March 31, 2013 were $8,677 for the acquisition of laundry equipment and $2,018 for an acquisition. Capital expenditures for the three months ended March 31, 2012 were $7,734 primarily for the acquisition of laundry equipment for new and renewed lease locations.

Financing Activities

For the three months ended March 31, 2013 and 2012, net cash flows from financing activities were ($878) and $1,142, respectively. Cash flows used in financing activities consist of changes in long term debt and the payments of dividends as well as, in 2012, the repurchase of common stock and debt acquisition costs.

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of March 31, 2013 is as follows:

		Interest on
Fiscal	Long-term	variable rate	Facilites rent	Capital lease	Operating lease
Year	debt	debt (1)	commitments	commitments	commitments	Total
2013(nine months)	$—	$5,253	$11,197	$902	$2,606	$19,958
2014	—	7,004	12,398	831	3,372	$23,605
2015	—	7,004	9,428	321	2,972	$19,725
2016	—	7,004	7,961	209	1,284	$16,458
2017	190,318	1,167	6,143	9	841	$198,478
Thereafter	—		14,561	—	795	$15,356
Total	$190,318	$27,432	$61,688	$2,272	$11,870	$293,580

(1)          Represents interest on the outstanding balance on our 2012 Credit Agreement. Our average interest rate was 3.68% at March 31, 2013.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings and the change in fuel prices. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at March 31, 2013.

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Variable rate	$—	$—	$—	$—	$190,318	$—	$190,318
Average interest rate	—	—	—	—	3.68%	—	3.68%

We have entered into standard International Swaps and Derivatives Association interest rate swap agreements to manage the interest rate associated with our debt. At March 31, 2013, the interest rate Swap Agreements effectively convert $45,000 of our variable rate debt to a long-term fixed rate. Under these agreements, we receive a variable rate of LIBOR plus a markup and pay a fixed rate. We recognized a non-cash unrealized gain of $388 and $390 for the three months ended March 31, 2013 and 2012, respectively, on the interest rate swap agreements as a result of the change in the fair value.

On September 23, 2011, we entered into a fuel commodity derivative to manage the fuel cost on our fleet of vehicles. The derivative was effective January 1, 2012 and expired December 31, 2012.  On September 19, 2012 we entered into an additional fuel commodity derivative. The derivative is effective January 1, 2013 and expires December 31, 2013.  The derivative has a monthly notional amount of 80 thousand gallons from January 1, 2013 through December 31, 2013 for a total notional amount of 960 thousand gallons. We have a put price of $3.26 per gallon and a strike price of $3.90 per gallon. We recognized a non-cash unrealized gain of $53 and $250 for the three months ended March 31, 2013 and 2012, respectively, on these fuel commodity derivatives as a result of the change in the fair value.

The fair values of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and are considered to be Level 2 items.  The fuel commodity derivative is based on market assumptions and a quoted price from the counter party and is considered a Level 3 item.

During the first quarter of 2012, as a result of our senior note redemption, we no longer qualified for hedge accounting treatment on our only effective interest rate swap agreement.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost is being reclassified as an earnings charge through the maturity date of the derivative.  This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $207 for the three months ended March 31, 2013 compared to $301 for the three months ended March 31, 2012, respectively. The remaining balance of $1 associated with these interest rate swap agreements and included in Accumulated Other Comprehensive Loss will be charged to interest expense through the maturity date of the interest rate swap agreements on April 1, 2013.

The table below outlines the details of each remaining interest rate Swap Agreement:

		Notional	Notional
	Original	Amount	Amount
Date of	Notional	Fixed/	March 31,	Expiration	Fixed
Origin	Amount	Amortizing	2013	Date	Rate

May 8, 2008	$45,000	Amortizing	$25,000	Apr 1, 2013	3.78%
May 8, 2008	$40,000	Amortizing	$21,000	Apr 1, 2013	3.78%

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

Depending on fluctuations in the LIBOR, our interest rate exposure and the related impact on interest expense and net cash flow may increase or decrease. The counter party to the interest rate Swap Agreements exposes us to credit loss in the event of non-performance; however, non-performance is not anticipated.  The fair value of an interest rate Swap Agreement is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At March 31, 2013, the fair value of the interest rate Swap Agreements was a liability of $18.  This amount has been included in accrued expenses on the condensed consolidated balance sheets.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2013 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.                                                Risk Factors

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.  The risks described in our annual report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.         Exhibits

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amendment No. 1 to Amended and Restated Certificate of Incorporation (2)
4.1	Amendment and Termination of Shareholder Rights Agreement between Mac-Gray Corporation and American Stock Transfer Company, dated as of April 8, 2013 (3)
4.2	Mac-Gray Corporation Long Term Incentive Plan (4)***
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text. (5)

*** Management compensatory plan or arrangement

(1)  Previously filed as an exhibit to Mac-Gray’s Registration Statement on Form S-1filed on August 14, 1997 (File No. 333-33669).

(2)  Previously filed as an exhibit to Mac-Gray’s Form 10-K filed on March 14, 2011.

(3)  Previously filed as an exhibit to Mac-Gray’s Form 8-K filed on April 8, 2013.

(4)  Filed herewith.

(5)  Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
May 10, 2013	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)