Form 10-Q
period 2013-06-30
MAC-GRAY CORP
filed 2013-08-09
CIK 1038280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, 14,708,456 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.         Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	June 30,
	2012	2013
Assets
Current assets:
Cash and cash equivalents	$14,328	$13,626
Trade receivables, net of allowance for doubtful accounts	5,835	3,457
Inventory of finished goods, net	1,284	2,707
Deferred income taxes	1,148	1,148
Prepaid facilities management rent and other current assets	9,476	11,347
Total current assets	32,071	32,285
Property, plant and equipment, net	129,947	139,049
Goodwill	57,737	58,087
Intangible assets, net	169,640	166,816
Prepaid facilities management rent and other assets	12,014	13,169
Total assets	$401,409	$409,406

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,201	$1,557
Trade accounts payable	9,189	12,061
Accrued facilities management rent	20,930	19,941
Accrued expenses and other current liabilities	13,677	15,580
Total current liabilities	44,997	49,139
Long-term debt and capital lease obligations	190,969	191,982
Deferred income taxes	46,770	45,657
Other liabilities	1,386	1,384
Total liabilities	284,122	288,162

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock ($.01 par value, 5 million shares authorized, no shares issued or outstanding)	—	—
Common stock ($.01 par value, 30 million shares authorized, 14,516,074 issued and outstanding at December 31, 2012, and 14,658,485 issued and outstanding at June 30, 2013)	145	147
Additional paid in capital	89,706	92,012
Accumulated other comprehensive loss	(130)	—
Retained earnings	27,566	29,085
Total stockholders’ equity	117,287	121,244
Total liabilities and stockholders’ equity	$401,409	$409,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Revenue:
Laundry facilities management revenue	$74,639	$75,563	$154,944	$154,355
Commercial laundry equipment sales	3,188	3,658	7,119	6,459
Total revenue	77,827	79,221	162,063	160,814

Cost of revenue:
Cost of laundry facilities management revenue	53,274	53,678	108,240	107,734
Depreciation and amortization	10,393	10,729	20,830	21,352
Cost of commercial laundry equipment sales	2,651	2,933	5,848	5,267
Total cost of revenue	66,318	67,340	134,918	134,353

Gross margin	11,509	11,881	27,145	26,461

Operating expenses:
General and administration	4,511	4,841	11,203	9,368
Sales and marketing	2,785	2,902	5,663	6,212
Depreciation and amortization	209	181	410	376
Incremental costs of proxy contests	294	713	377	770
Gain on sale of assets, net	(54)	(121)	(40)	(155)
Total operating expenses	7,745	8,516	17,613	16,571
Income from operations	3,764	3,365	9,532	9,890
Interest expense, including the change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs	1,962	1,288	5,304	2,953
Loss on early extinguishment of debt	—	54	3,762	54
Income before provision for income taxes	1,802	2,023	466	6,883
Income tax expense	750	811	181	2,753
Net income	1,052	1,212	285	4,130
Other comprehensive gain, net of tax:
Unrealized gain on derivative instruments	182	1	320	130
Comprehensive income	$1,234	$1,213	$605	$4,260
Earnings per share — basic	$0.07	$0.08	$0.02	$0.28
Earnings per share — diluted	$0.07	$0.08	$0.02	$0.27
Weighted average common shares outstanding - basic	14,365	14,643	14,370	14,593
Weighted average common shares outstanding - diluted	15,055	15,251	15,050	15,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other
	Number		Paid In	Comprehensive	Comprehensive	Retained
	of shares	Value	Capital	Loss	Income	Earnings	Total
Balance, December 31, 2012	14,516,074	$145	$89,706	$(130)		$27,566	$117,287
Net income	—	—	—	—	$4,130	4,130	$4,130
Other comprehensive income:
Unrealized gain on derivative instrument and reclassification, net of tax of $79 (Note 3)	—	—	—	130	130	—	$130
Comprehensive income					$4,260
Options Exercised	48,601	1	464	—		—	$465
Stock issuance - Employee
Stock Purchase Plan	10,326	—	120	—		—	$120
Stock compensation expense	—	—	1,363	—		—	$1,363
Dividends paid, $.175 per share	—	—	—	—		(2,562)	$(2,562)
Stock grants	83,484	1	359	—		(49)	$311
Balance, June 30, 2013	14,658,485	$147	$92,012	$—		$29,085	$121,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended June 30,
	2012	2013
Cash flows from operating activities:
Net income	$285	$4,130
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	21,240	21,728
Amortization of deferred financing costs	266	178
Loss on early extinguishment of debt	1,220	54
Decrease in allowance for doubtful accounts and lease reserves	(43)	(13)
Gain on disposition of assets	(40)	(155)
Stock grants	381	311
Gain on change in fair value of interest rate derivatives	(235)	(196)
Loss on change in fair value of fuel commodity derivatives	24	9
Decrease in deferred income taxes	(687)	(941)
Non-cash stock compensation	1,365	1,363
Decrease in accounts receivable	2,155	2,391
Increase in inventory	(1,120)	(1,423)
Increase in prepaid facilities management rent and other assets	(2,211)	(4,820)
Increase (decrease) in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	(5,628)	3,571
Net cash flows provided by operating activities	16,972	26,187

Cash flows from investing activities:
Capital expenditures	(15,460)	(19,839)
Payments for acquisitions	—	(3,963)
Proceeds from sale of assets	92	189
Net cash flows used in investing activities	(15,368)	(23,613)

Cash flows from financing activities:
Payments on capital lease obligations	(690)	(763)
Payment on senior notes	(100,000)	—
Payments on secured revolving credit facility	(137,490)	(43,554)
Borrowings on secured revolving credit facility	259,132	43,397
Payments on secured term credit facility	(18,750)	—
Proceeds from exercise of stock options	234	465
Proceeds from issuance of common stock	140	120
Debt acquisition and amendment costs	(1,497)	(379)
Cash dividend paid	(1,752)	(2,562)
Repurchase of common stock	(2,000)	—
Net cash flows used in financing activities	(2,673)	(3,276)

Decrease in cash and cash equivalents	(1,069)	(702)
Cash and cash equivalents, beginning of period	13,881	14,328
Cash and cash equivalents, end of period	$12,812	$13,626

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended June 30, 2012 and 2013, the Company acquired various assets under capital lease agreements totaling $325 and $2,289, respectively.

During the six months ended June 30, 2013, the Company acquired the assets of certain laundry facilities management businesses.  The fair value of the net assets acquired and goodwill amounted to $4,682 with $3,963 paid in cash and $719 incurred as a liability in the form of a future cash payment.

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

2. Long-Term Debt

On February 29, 2012, the Company entered into an Amended and Restated Senior Secured Credit Agreement. On May 17, 2013, the Company entered into Amendment No. 1 to the Amended and Restated Senior Secured Credit Agreement (as amended, the “ 2012 Credit Agreement”).  The 2012 Credit Agreement provides for borrowings up to $250,000 under a revolving credit facility (the “Revolver”).  The 2012 Credit Agreement matures on May 17, 2018.  The 2012 Credit Agreement also provides for Swingline Loans of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions, the 2012 Credit Agreement gives the Company the option to increase the Revolver or establish one or more new term loans, provided that the aggregate commitments under the 2012 Credit Agreement cannot exceed $350,000.  The 2012 Credit Agreement is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries.  Outstanding indebtedness under the 2012 Credit Agreement bears interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate plus an applicable percentage, ranging from 1.25% to 2.00% per annum (currently 1.75%), determined by reference to our consolidated total leverage ratio, and (ii) in the case of base rate loans and swingline loans, the higher of (a) the federal funds rate plus 0.50%, (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate,” or (c) for each day, the floating rate of interest equal to LIBOR for a one month term quoted for such date (the highest of which is defined as the “Base Rate”), plus, in each case, an applicable percentage, ranging from 0.25% to 1.00% per annum (currently 0.75%), determined by reference to our consolidated total leverage ratio.

The Company pays a commitment fee equal to a percentage of the actual daily-unused portion of the Revolver under the 2012 Credit Agreement. This percentage is determined quarterly by reference to the Company’s consolidated total leverage ratio and ranges between 0.25% per annum and 0.40% per annum (currently 0.30%).  For purposes of the calculation of the commitment fee, letters of credit are considered usage under the Revolver, but swingline loans are not considered usage under the Revolver.

The 2012 Credit Agreement includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that the Company maintain certain financial ratios.  The most significant financial ratios that the Company is required to maintain include a consolidated total leverage ratio of not greater than 3.75 to 1.00 (3.50 to 1.00 as of December 31, 2013 and thereafter) and a consolidated cash flow coverage ratio of not less than 1.20 to 1.00.  The Company was in compliance with all financial covenants at June 30, 2013.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

2. Long-Term Debt (continued)

During the first quarter of 2012, the Company incurred deferred financing costs of $1,497 associated with the 2012 Credit Agreement and wrote off unamortized deferred financing costs of $133 associated with the Company’s 2008 credit facility.

During the second quarter of 2013, the Company incurred deferred financing costs of $379 and wrote off unamortized deferred financing costs of $54 associated with Amendment No. 1 to the 2012 Credit Agreement.

As of June 30, 2013, there was $189,588 outstanding under the Revolver and $1,380 in outstanding letters of credit. The available balance under the Revolver was $59,032 at June 30, 2013. The average interest rates on the borrowings outstanding under the 2012 Credit Agreement at June 30, 2012 and 2013 were 3.67% and 2.01%, respectively, including the applicable spread paid to the banks and, for 2012, the effect of the interest rate swap agreements tied to the debt (see Note 3 for discussion on Fair Value Measurements).

On August 16, 2005, the Company issued senior unsecured notes in the amount of $150,000 with the fixed interest rate of 7.625%. On October 21, 2011, the Company redeemed $50,000 of the senior notes by utilizing $51,271 of availability under its 2008 credit facility, as amended. The Company paid a premium of $1,271 as well as interest accrued through the date of redemption and wrote off unamortized deferred financing costs of $623 associated with this redemption.  On March 30, 2012, the Company redeemed the remaining $100,000 of the senior notes by utilizing $103,495 of availability under the 2012 Credit Agreement and paying a premium of $2,542 as well as interest accrued through the date of redemption.  The Company wrote off the remaining $1,087 of unamortized deferred financing costs associated with this redemption.

Interest expense associated with the Company’s long term debt for the three and six months ended June 30, 2012 and 2013 is comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2013	2012	2013

Interest expense	$2,018	$1,215	$5,273	$2,971
Change in the fair value of non-hedged interest rate derivative instruments	(146)	(15)	(235)	(196)
Amortization of deferred financing costs	90	88	266	178
Interest expense, including change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs	$1,962	$1,288	$5,304	$2,953

Capital lease obligations are comprised primarily of the Company’s fleet of vehicles which totaled $2,425 and $3,951at December 31, 2012 and June 30, 2013, respectively.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

2. Long-Term Debt (continued)

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2013 (six months)	$831
2014	1,324
2015	816
2016	714
2017	266
Thereafter	189,588
$193,539

The Company historically has not needed sources of financing other than its internally generated cash flow, revolving credit facilities, and senior notes to fund its working capital, capital expenditures, and smaller acquisitions. The Company anticipates that its cash flow from operations and revolving credit facilities will be sufficient to meet its anticipated cash requirements for at least the next twelve months.

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

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

3.  Fair Value Measurements (continued)

		Basis of Fair Value Measurments
	Balance at June 30, 2013	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel commodity derivatives (included in current liabilities)	$46	$—	$—	$46

The Company entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (“Swap Agreements”) to manage the interest rate associated with its debt. The interest rate Swap Agreements matured on April 1, 2013. Under these agreements the Company received a variable rate of LIBOR plus a markup and paid a fixed rate.  The Company recognized a non-cash unrealized gain of $18 and $440 for the three months ended June 30, 2013 and 2012, respectively, and a non-cash unrealized gain of $406 and $830 for the six months ended June 30, 2013 and 2012, respectively, on the interest rate Swap Agreements as a result of the change in the fair value.

On September 23, 2011 the Company entered into a fuel commodity derivative to manage the fuel cost of its fleet of vehicles. The derivative was effective January 1, 2012 and expired December 31, 2012.  On September 19, 2012 the Company entered into an additional fuel commodity derivative. The derivative is effective January 1, 2013 and expires December 31, 2013.  The derivative has a monthly notional amount of 80 thousand gallons from January 1, 2013 through December 31, 2013 for a total notional amount of 960 thousand gallons. The Company has a put price of $3.26 per gallon and a strike price of $3.90 per gallon. The Company recognized a non-cash unrealized loss of $62 and $274 for the three months ended June 30, 2013 and 2012, respectively, and a non-cash unrealized loss of $9 and $24 for the six months ended June 30, 2013 and 2012, respectively, on these fuel commodity derivatives as a result of the change in the fair value.

The fair value of the fuel commodity derivative is based on market assumptions and quoted pricing and is considered a Level 3 item.

The fuel commodity derivative activity for the six months ended June 30, 2013 is as follows:

Balance, December 31, 2012	$(37)
Realized gains	—
Unrealized losses	(9)
Settlements	—
Balance, June 30, 2013	$(46)

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

3.  Fair Value Measurements (continued)

The Company determines the fair value of the amount outstanding under its 2012 Credit Facility using Level 2 inputs. The fair value of the 2012 Credit Agreement at June 30, 2013 approximates carrying value.

During the first quarter of 2012, as a result of the senior note redemption (Note 2), the Company no longer qualified for hedge accounting treatment on its only effective interest rate swap agreement.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost was reclassified as an earnings charge through the maturity date of the derivative.  This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $3 and $210 for the three and six months ended June 30, 2013 compared to $294 and $595 for the three and six months ended June 30, 2012, respectively.

The tables below display the impact the Company’s derivative instruments had on the Condensed Consolidated Balance Sheets as of December 31, 2012 and June 30, 2013 and the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2012 and 2013.

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2012		June 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments:
Fuel commodity derivatives	Accrued expenses	$37	Accrued expenses	$46

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

3.  Fair Value Measurements (continued)

The Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2012 and 2013

Derivatives in Net Investment Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
	June 30,			June 30,				June 30,
	2012	2013		2012	2013			2012	2013
Interest rate contracts:			Interest expense, including the change in the fair value of non-hedged derivative instruments:			Interest rate contracts:	Interest expense, including the change in the fair value of non-hedged derivative instruments:
Unrealized	$—	$—	Unrealized	$(294)	$(3)		Unrealized	$440	$18
Realized	—	—	Realized	—	—		Realized	(442)	—
Total	$—	$—	Total	$(294)	$(3)		Total	$(2)	$18

Fuel commodity derivatives:			Cost of revenue:			Fuel commodity derivatives:	Cost of revenue:
Unrealized	$—	$—	Unrealized	$—	$—		Unrealized	$(274)	$(62)
Realized	—	—	Realized	—	—		Realized	20	—
Total	$—	$—	Total	$—	$—		Total	$(254)	$(62)

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

3.   Fair Value Measurements (continued)

The Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2012 and 2013

Derivatives in Net Investment Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
	June 30,			June 30,				June 30,
	2012	2013		2012	2013			2012	2013
Interest rate contracts:			Interest expense, including the change in the fair value of non-hedged derivative instruments:			Interest rate contracts:	Interest expense, including the change in the fair value of non-hedged derivative instruments:
Unrealized	$(67)	$—	Unrealized	$(595)	$(210)		Unrealized	$830	$406
Realized	(162)	—	Realized	(162)	—		Realized	(734)	(398)
Total	$(229)	$—	Total	$(757)	$(210)		Total	$96	$8

Fuel commodity derivatives:			Cost of revenue:			Fuel commodity derivatives:	Cost of revenue:
Unrealized	$—	$—	Unrealized	$—	$—		Unrealized	$(24)	$(9)
Realized	—	—	Realized	—	—		Realized	33	—
Total	$—	$—	Total	$—	$—		Total	$9	$(9)

4.  Acquisitions

During 2013, the Company acquired the assets of certain laundry facilities management businesses for total consideration of $4,682. Payments totaling $3,963 were made at the closings and the balance for one of the acquisitions is to be paid within nine months if certain conditions are met. The acquisitions have been reflected in the accompanying condensed consolidated financial statements from the dates of the acquisitions and have been accounted for as business combinations.  The preliminary allocations of the total purchase price of the acquisitions are as follows: contract rights $2,797, equipment $1,065, non-compete agreement $170 and goodwill $650. The ultimate purchase price allocations are subject to the finalization of the asset values as of the date of the acquisitions.  The operating results of the businesses are included in the accompanying unaudited condensed consolidated statements of income and comprehensive income from the dates of acquisitions.  Pro forma results of the acquired companies are not included as they have been deemed immaterial to the Company.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

5.  Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2012
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$57,737		$57,737
	$57,737		$57,737
Intangible assets:
Trade name	$14,050	$—	$14,050
Non-compete agreements	2,277	2,272	5
Contract rights	228,783	75,372	153,411
Distribution rights	1,623	946	677
Deferred financing costs	1,796	299	1,497
	$248,529	$78,889	$169,640

	As of June 30, 2013
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$58,087		$58,087
	$58,087		$58,087
Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	2,087	1,923	164
Contract rights	231,520	81,158	150,362
Distribution rights	1,623	1,027	596
Deferred financing costs	1,672	28	1,644
	$250,952	$84,136	$166,816

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

5.  Goodwill and Intangible Assets (continued)

Estimated future amortization expense of intangible assets consists of the following:

2013 (six months)	$6,086
2014	12,168
2015	12,158
2016	12,158
2017	11,998
Thereafter	97,454
$152,022

Amortization expense of intangible assets for the six months ended June 30, 2012 and 2013 was $6,116 and $6,054, respectively.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

7. Earnings Per Share

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2013	2012	2013

Net income	$1,052	$1,212	$285	$4,130

Weighted average number of common shares outstanding - basic	14,365	14,643	14,370	14,593
Effect of dilutive securities:
Stock options and restricted stock units	690	608	680	556
Weighted average number of common shares outstanding - diluted	15,055	15,251	15,050	15,149

Earnings per share - basic	$0.07	$0.08	$0.02	$0.28
Earnings per share - diluted	$0.07	$0.08	$0.02	$0.27

There were 924,000 and 587,000 shares under option plans that were excluded from the computation of diluted earnings per share for the three months ended June 30, 2013 and 2012, and 860,000 and 530,000 shares under option plans that were excluded from the computation of diluted earnings per share for the six months ended June 30, 2013 and 2012, respectively due to their anti-dilutive effects.

8.  Stock Compensation

During the three months ended June 30, 2013, grants of options for 10,000 shares were issued by the Company.  The grant-date fair values of employee share options and similar instruments are estimated using the Black-Scholes option-pricing model.  The fair values of the stock options granted were estimated using the following components:

Weighted average fair value of options at grant date	$4.33
Risk free interest rates	1.39%
Pre-vest forfeiture rates	0.00%
Expected life	6 years
Expected volatility	40.50%
Dividend Yield	2.5%

During the three months ended June 30, 2013, the Company granted restricted stock units covering 21,510 shares of stock with a fair market value on date of grant of $13.95 per share.  The restricted stock units vest over three years.

For the three and six months ended June 30, 2013, the Company incurred stock compensation expense of $1,001, and $1,770, respectively. The allocation of stock compensation expense is consistent with the allocation of the participants’ salaries and other compensation expenses.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

8.  Stock Compensation (continued)

At June 30, 2013, options for 627,000 shares and 138,000 restricted shares have been granted but have not yet vested.

Compensation expense related to unvested options and restricted shares will be recognized in the following years:

2013 (six months)	$1,544
2014	1,190
2015	661
2016	85
$3,480

9.  Income Taxes

The following table presents the income tax expense and the effective income tax rates for the three and six months ended June 30, 2012 and 2013:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2013	2012	2013

Income tax expense	$750	$811	$181	$2,753
Effective tax rate	42%	40%	39%	40%

The effective income tax rate on operations is based upon the estimated income for the year and adjustments, if any, resulting from tax audits or other tax contingencies.

The changes in the effective tax rates for the three and six months ended June 30, 2012 and 2013 are the result of the relative impact of permanent differences due to changes in estimated pretax annual profits.

At June 30, 2013, the uncertain tax positions recognized by the Company in the consolidated financial statements were not material.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

11.  Payment of dividends

The Company’s Board of Directors declared quarterly dividends of $0.0875 per share payable on April 1, 2013 and July 1, 2013 to stockholders of record at the close of business on March 15, 2013 and June 17, 2013, respectively.  Dividends were paid prior to June 30, 2013 and have been reflected in the current financial statements.

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

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong client relationships, a broad client base, and predictable capital needs.  For the three and six months ended June 30, 2013, our total revenue was $79,221 and $160,814, respectively. Approximately 95% of our total revenue for the three and six month period was generated by our facilities management business.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect. As of June 30, 2013, approximately 83% of our installed equipment base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist primarily of a large number of relatively small amounts, which are associated with our entry into or renewal of leases. Our capital needs other than for laundry leases are not significant.  Accordingly, our capital needs are predictable and largely within our control.  For the three and six months ended June 30, 2013, we incurred $11,162 and $19,839 of capital expenditures, respectively. In addition, we made incentive payments of $2,078 and $3,085 in the three and six months ended June 30, 2013 to property owners and property management companies in connection with obtaining our lease arrangements.

Through our commercial equipment sales and services business, we generate revenue by selling commercial laundry equipment.  For the three and six months ended June 30, 2013, our commercial laundry equipment sales business generated approximately 5% of our total revenue, and 6% and 5% of our gross margin, respectively. We anticipate that tight credit markets for our clients will continue to challenge our ability to maintain and grow our revenue from laundry equipment sales.

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

Our Board of Directors declared quarterly dividends of $0.0875 per share payable on April 1, 2013 and July 1, 2013 to stockholders of record at the close of business on March 15, 2013 and June 17, 2013, respectively. All dividends were paid prior to June 30, 2013 and have been reflected in the current financial statements.

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

On February 29, 2012, we entered into an Amended and Restated Senior Secured Credit Agreement. On May 17, 2013, we entered into Amendment No. 1 to the Amended and Restated Senior Secured Credit Agreement (as

amended, the “2012 Credit Agreement”).  The 2012 Credit Agreement provides for borrowings up to $250,000 under a revolving credit facility (the “Revolver”).

On March 1, 2013, we acquired a laundry facilities management business in the southeastern region of the United States for total consideration of $2,737.

On May 2, 2013, we acquired a laundry facilities management business in the southwestern region of the United States for total consideration of $1,326.

On June 28, 2013 we acquired a laundry facility in the northeastern region of the United States for total consideration of $619.

Results of Operations (Dollars in thousands)

Three and six months ended June 30, 2013 compared to three and six months ended June 30, 2012.

The information presented below for the three and six months ended June 30, 2013 and 2012 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended June 30,
			Increase	%
	2012	2013	(Decrease)	Change
Laundry facilities management revenue	$74,639	$75,563	$924	1%
Commercial laundry equipment sales revenue	3,188	3,658	470	15%
Total revenue	$77,827	$79,221	$1,394	2%

	For the six months ended June 30,
			Increase	%
	2012	2013	(Decrease)	Change
Laundry facilities management revenue	$154,944	$154,355	$(589)	0%
Commercial laundry equipment sales revenue	7,119	6,459	(660)	-9%
Total revenue	$162,063	$160,814	$(1,249)	-1%

Revenue

Total revenue increased by $1,394, or 2%, to $79,221 for the three months ended June 30, 2013 compared to $77,827 for the three months ended June 30, 2012. Total revenue decreased by $1,249, or 1%, to $160,814 for the six months ended June 30, 2013 compared to $162,063 for the six months ended June 30, 2012.

Laundry facilities management revenue.  Laundry facilities management revenue increased by $924, or 1%, to $75,563 for the three months ended June 30, 2013 compared to $74,639 for the three months ended June 30, 2012. Laundry facilities management revenue decreased by $589, or less than 1%, to $154,355 for the six months ended June 30, 2013 compared to $154,944 for the six months ended June 30, 2012. The increase in revenue for the three months ended June 30, 2013 compared to the three months ended June 30, 2013 is attributable to the cumulative impact of our vend price management initiatives, same location usage increases, and new equipment placements. The decrease in revenue in the six month ended June 30, 2013 compared to the same period in the prior year is attributable, in part, to there being one additional operating day due to 2012 being a leap year. We have also reduced our portfolio of equipment by a small number as compared to the comparable period in 2012, primarily in unprofitable and less profitable locations, which also has resulted in reduced revenue. The reduced revenue was mitigated in part by our vend price management initiatives.

Commercial laundry equipment sales.  Revenue in the commercial laundry equipment sales business increased by $470, or 15%, to $3,658 for the three months ended June 30, 2013 compared to $3,188 for the three months ended June 30, 2012. Revenue in the commercial laundry equipment sales business decreased by $660, or 9%, to $6,459 for the six months ended June 30, 2013 compared to $7,119 for the six months ended June 30, 2012. Sales in the commercial laundry equipment sales business are sensitive to the strength of the local economy, the availability and cost of financing to small businesses, consumer confidence, and local permitting and therefore, tend to fluctuate significantly from period to period.

Cost of revenue

	For the three months ended June 30,
			Increase	%
	2012	2013	(Decrease)	Change
Cost of laundry facilities management revenue	$53,274	$53,678	$404	1%
Depreciation and amortization related to operations	10,393	10,729	336	3%
Cost of commercial laundry equipment sales	2,651	2,933	282	11%
Total cost of revenue	$66,318	$67,340	$1,022	2%

	For the six months ended June 30,
			Increase	%
	2012	2013	(Decrease)	Change
Cost of laundry facilities management revenue	$108,240	$107,734	$(506)	0%
Depreciation and amortization related to operations	20,830	21,352	522	3%
Cost of commercial laundry equipment sales	5,848	5,267	(581)	-10%
Total cost of revenue	$134,918	$134,353	$(565)	0%

Cost of laundry facilities management revenue.  Cost of laundry facilities management revenue includes rent paid to clients as well as those costs associated with installing and servicing equipment and costs of collecting, counting, and depositing facilities management revenue. Cost of laundry facilities management revenue increased by $404, or 1%, to $53,678 for the three months ended June 30, 2013 as compared to $53,274 for the three months ended June 30, 2012. Cost of laundry facilities management revenue decreased by $506, or less than 1%, to $107,734 for the six months ended June 30, 2013 as compared to $108,240 for the six months ended June 30, 2012.  As a percentage of laundry facilities management revenue, cost of laundry facilities management revenue was 71% for the three months ended June 30, 2013 and 2012, and 70% for the six months ended June 30, 2013 and 2012. Laundry facilities management rent increased by 1%, or $267, to $37,457 for the three months ended June 30, 2013, compared to $37,190 for the three months ended June 30, 2012.  Laundry facilities management rent decreased by 1%, or $661, to $75,561 for the six months ended June 30, 2013 compared to$76,222 for the six months ended June 30, 2012, directly attributable to the changes in facilities management revenue. Laundry facilities management rent as a percentage of laundry facilities management revenue was 49.6 % and 49.8 % for the three months ended June 30, 2013 and 2012, respectively, and 48.9 % and 49.2 % for the six months ended June 30, 2013 and 2012, respectively. Laundry facilities management rent can be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the laundry facilities management rent, as a function of laundry facilities management revenue, can vary. Other costs of laundry facilities management revenue increased by $137, or 1%, to $16,221 for the three month ended June 30, 2013 compared to $16,084 for the three months ended June 30, 2012. Other costs of laundry facilities management revenue increased by $155, or less than 1%, to $32,173 for the six month ended June 30, 2013 compared to $32,018 for the six months ended June 30, 2012.  A significant percentage of other costs of laundry facilities management revenue are fixed costs which do not fluctuate with changes in revenue.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations increased by $336, or 3%, to $10,729 for the three months ended June 30, 2013 as compared to $10,393 for the three months ended June 30, 2012. Depreciation and amortization related to operations increased by $522, or 3%, to $21,352 for the six months ended June 30, 2013 as compared to $20,830 for the six months ended June 30, 2012. The increase in depreciation and amortization for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 is attributable to an increase in our capital spending on new and renegotiated accounts beginning in 2012 compared to the two prior years, where we closely managed capital investment in light of the uncertain economy. We expect to continue to increase our capital spending and expect depreciation expense to continue to increase.

Cost of laundry equipment sales.  Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment, parts and supplies sold, as well as salaries, warehousing and distribution expenses.  Cost of commercial laundry equipment sales increased by $282, or 11%, to $2,933 for the three months ended June 30, 2013 as compared to $2,651 for the three months ended June 30, 2012. Cost of commercial laundry equipment sales decreased by $581, or 10%, to $5,267 for the six months ended June 30, 2013 as compared to $5,848 for the six months ended June 30, 2012. As a percentage of sales, cost of product sold was 80% and 83% for the three months ended June 30, 2013 and 2012, and 82% for the six months ended June 30, 2013 and 2012. The change in cost of sales for the three and six months ended June 30, 2013 compared to the same period ending June 30, 2012 is a direct result of the change in revenue, product mix and price increases by the manufacturer.  Operating expenses were essentially unchanged in total.

Operating expenses

General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs.  General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs increased by $838, or 11%, to $8,637 for the three months ended June 30, 2013 as compared to $7,799 for the three months ended June 30, 2012. General and administration, sales and marketing, related depreciation and amortization, and incremental proxy costs decreased by $927, or 5%, to $16,726 for the six months ended June 30, 2013 as compared to $17,653 for the six months ended June 30, 2012. As a percentage of total revenue, these expenses were 11% and 10% for the three months ended June 30, 2013 and 2012, respectively, and 10% and 11% for the six months ended June 30, 2013 and 2012, respectively. The increase in expenses for the three months ended June 30, 2013 compared to the same period in 2012 is primarily related to an increase in costs related to our 2013 proxy contest as well as an increase in marketing related costs. The decrease in expenses for the six months ended June 30, 2013 compared to the same period in 2012 is primarily related to a decrease in legal costs partially offset by an increase in marketing and sales related costs.

Gain on sale of assets

The gains of $121 and of $54 for the three months ended June 30, 2013 and 2012, respectively, and the gains of $155 and of $40 for the six months ended June 30, 2013 and 2012, respectively, are from the sale of vehicles and other fixed assets in the normal course of business.

Income from operations

Income from operations decreased by $399 or 11%, to $3,365, for the three months ended June 30, 2013 compared to $3,764 for the three months ended June 30, 2012 and increased by $358, or 4%, to $9,890 for the six months ended June 30, 2013 compared to $9,532 for the six months ended June 30, 2012 due primarily to the cumulative effect of the reasons discussed above.

Interest expense, including the change in the fair value of non-hedged derivative instruments and amortization of deferred financing costs

Interest expense, including the change in the fair value of non-hedged derivative instruments and amortization of deferred financing costs, decreased by $674, or 34%, to $1,288 for the three months ended June 30, 2013, as compared to $1,962 for the three months ended June 30, 2012. Interest expense, including the change in the fair value of non-hedged derivative instruments and amortization of deferred financing costs, decreased by $2,351, or 44%, to $2,953 for the six months ended June 30, 2013, as compared to $5,304 for the six months ended June 30, 2012. This decrease in interest expense for the three and six months ended June 30, 2013 was primarily the result of retiring our 7.625% fixed rate senior notes by utilizing our 2012 Credit Agreement at lower interest rates as well reduced pricing under our 2012 credit agreement and the maturity of our interest rate derivatives. Interest expense, excluding the change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, was $1,215 and $2,018 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $803, or 40%.  Interest expense, excluding the change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, was $2,971and $5,273 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $2,302, or 44%. Interest expense, excluding the change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, includes interest paid in connection with our derivative instruments through their maturity date. This amounted to $0 and $442 for the three months ended June 30, 2013 and 2012, respectively, and $398 and $897 for the six months ended June 30, 2013 and 2012, respectively.

Interest expense associated with the company’s long term debt is comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2013	2012	2013

Interest expense	$2,018	$1,215	$5,273	$2,971
Change in the fair value of non-hedged interest rate derivative instruments	(146)	(15)	(235)	(196)
Amortization of deferred financing costs	90	88	266	178
Interest expense, including change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs	$1,962	$1,288	$5,304	$2,953

During the first quarter of 2012, as a result of the senior note redemption (Note 2), the Company no longer qualified for hedge accounting treatment on its only effective interest rate swap agreement.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost was reclassified as an earnings charge through the maturity date of the derivative.  This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $3 and $210 for the three and six months ended June 30, 2013 compared to $294 and $595 for the three and six months ended June 30, 2012, respectively.

Loss on early extinguishment of debt

Loss on early extinguishment of debt amounted to $3,762 for the six months ended June 30, 2012 and includes the premium of $2,542 we incurred for the early redemption of our senior unsecured notes and $1,087 of unamortized deferred financing costs associated with the redemption. We also wrote off $133 of unamortized deferred financing costs associated with our 2008 credit facility. Loss on early extinguishment of debt amounted to $54 for the six months ended June 30, 2013 which consists of a write off of unamortized deferred financing costs associated with Amendment No. 1 to the 2012 Credit Agreement.

Income tax expense

Income tax expense increased by $61 to $811 for the three months ended June 30, 2013 compared to $750 for the three months ended June 30, 2012. Income tax expense increased by $2,572 to $2,753 for the six months ended June 30, 2013 compared to $181 for the six months ended June 30, 2012. The increase in the three months is the result of the increase in pre-tax income to $2,023 for the three months ended June 30, 2013, compared to the $1,802 for the three months ended June 30, 2012.  The increase in the six months is the result of the increase in pre-tax income to $6,883 for the six months ended June 30, 2013, compared to the $466 for the six months ended June 30, 2012.  The effective tax rate decreased to 40% for the three months ended June 30, 2013, compared to 42% for the same period in 2012. The effective tax rate increased to 40% for the six months ended June 30, 2013, compared to 39% for the same period in 2012. The change in the effective rate for the three and six month ended June 30, 2013 compared to the effective tax rate for the three and six months ended June 30, 2012 is the result of the change in permanent tax differences as a percentage of pretax income.

Net income

As a result of the foregoing, net income increased by $160 to $1,212 for the three months ended June 30, 2013 compared to $1,052 for the same period ended June 30, 2012.  Net income increased by $3,845 to $4,130 for the six months ended June 30, 2013 compared to $285 for the same period ended June 30, 2012

Seasonality

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

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving credit facility described below. Capital expectations for the year ending December 31, 2013, including contract incentive payments, are currently expected to be between $36,000 and $39,000.  In the six month ended June 30, 2013, spending on capital expenditures was $19,839 and spending on contract incentives was $3,085. The capital expenditures for 2013 are primarily composed of laundry equipment installed in connection with new client leases and the renewal of existing leases.

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

For the three and six month ended June 30, 2013, our source of cash was primarily from operating activities. Our primary uses of cash for the three and six month ended June 30, 2013 were the purchase of new laundry equipment, payment for an acquisition, and the payment of dividends. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, debt service, and capital expenditures.

On February 29, 2012, we entered into an Amended and Restated Senior Secured Credit Agreement. On May 17, 2013, we entered into Amendment No. 1 to the Amended and Restated Senior Secured Credit Agreement (as amended, the “2012 Credit Agreement”).  The 2012 Credit Agreement provides for borrowings up to $250,000 under a revolving credit facility (the “Revolver”).  The 2012 Credit Agreement matures on May 17, 2018.  The 2012 Credit Agreement also provides for Swingline Loans of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions, the 2012 Credit Agreement gives the Company the option to increase the Revolver or establish one or more new term loans, provided that the aggregate commitments under the 2012 Credit Agreement cannot exceed $350,000.  The 2012 Credit Agreement is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries.  Outstanding indebtedness under the 2012 Credit Agreement bears interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate plus an applicable percentage, ranging from 1.25% to 2.00% per annum (currently 1.75%), determined by reference to our consolidated total leverage ratio, and (ii) in the case of base rate loans and swingline loans, the higher of (a) the federal funds rate plus 0.50%, (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate,” or (c) for each day, the floating rate of interest equal to LIBOR for a one month term quoted for such date (the highest of which is defined as the “Base Rate”), plus, in each case, an applicable percentage, ranging from 0.25% to 1.00% per annum (currently 0.75%), determined by reference to our consolidated total leverage ratio.

We pay a commitment fee equal to a percentage of the actual daily-unused portion of the Revolver under the 2012 Credit Agreement. This percentage is determined quarterly by reference to the Company’s consolidated total leverage ratio and ranges between 0.25% per annum and 0.40% per annum (currently 0.30%).  For purposes of the calculation of the commitment fee, letters of credit are considered usage under the Revolver, but swingline loans are not considered usage under the Revolver.

The 2012 Credit Agreement includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that we maintain certain financial ratios.  The most significant financial ratios that we are required to maintain include a consolidated total leverage ratio of not greater than 3.75 to 1.00 (3.50 to 1.00 as of December 31, 2013 and thereafter) and a consolidated cash flow coverage ratio of not less than 1.20 to 1.00.  We were in compliance with all financial covenants at June 30, 2013.

As of June 30, 2013, there was $189,588 outstanding under the Revolver and $1,380 in outstanding letters of credit. The available balance under the Revolver was $59,032 at June 30, 2013. The average interest rates on the borrowings outstanding under the 2012 Credit Agreement at June, 2013 and 2012 were 2.01% and 3.67%, respectively, including the applicable spread paid to the banks and, for 2012, the effect of the interest rate swap agreements tied to the debt (see Note 3 for discussion on Fair Value Measurements).

On October 21, 2011, we redeemed $50,000 of our 7.625% senior notes by utilizing $51,271 of availability under our prior credit facility. On March 30, 2012, we redeemed the remaining $100,000 of our senior notes by utilizing $103,495 of availability under the 2012 Credit Agreement.

Operating Activities

For the six month ended June 30, 2013 and 2012, net cash flows provided by operating activities were $26,187 and $16,972, respectively. Cash flows from operations consists primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and general, administration, sales and marketing expenses. The most significant changes to cash flows for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 are an increase in net income, an increase in accounts payable, accrued facilities management rent, accrued expenses and other liabilities offset in part by an increase in prepaid facilities management rent and other assets. The increase in accounts payable, accruals and other liabilities is reflective of increased equipment purchases and an increase in the provision for taxes. The increase in prepaid facilities management rent and other assets is attributable to an increase in incentive advances to our route clients as part of the execution of new and renegotiated contracts. .

Investing Activities

For the six months ended June 30, 2013 and 2012, net cash flows used in investing activities were $23,613 and $15,368, respectively.  Capital expenditures for the six month ended June 30, 2013 were $19,839 for the acquisition of laundry equipment and $3,963 for acquisitions. Capital expenditures for the six months ended June, 2012 were $15,460 primarily for the acquisition of laundry equipment for new and renewed lease locations.

Financing Activities

For the six month ended June 30, 2013 and 2012, net cash flows used in financing activities were $3,276 and $2,673, respectively. Cash flows used in financing activities consist of changes in long term debt, the payments of dividends, and debt acquisition costs as well as, in 2012, the repurchase of common stock.

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of June 30, 2013 is as follows:

		Interest on
Fiscal	Long-term	variable rate	Facilites rent	Capital lease	Operating lease
Year	debt	debt (1)	commitments	commitments	commitments	Total
2013(six months)	$—	$1,905	$9,907	$831	$1,727	$14,370
2014	—	3,811	16,979	1,324	3,356	$25,470
2015	—	3,811	13,784	816	3,042	$21,453
2016	—	3,811	11,083	714	2,354	$17,962
2017	—	3,811	7,898	266	1,927	$13,902
Thereafter	189,588	1,587	26,076	—	3,962	$221,213
Total	$189,588	$18,736	$85,727	$3,951	$16,368	$314,370

(1)          Represents interest on the outstanding balance on our 2012 Credit Agreement. Our average interest rate was 2.01% at June 30, 2013.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings and the change in fuel prices. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at June 30, 2013.

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Variable rate	$—	$—	$—	$—	$—	$189,588	$189,588
Average interest rate	—	—	—	—	—	2.01%	2.01%

We had entered into standard International Swaps and Derivatives Association interest rate swap agreements to manage the interest rate associated with our debt. The interest rate Swap Agreements matured on April 1, 2013. Under these agreements, we received a variable rate of LIBOR plus a markup and paid a fixed rate. We recognized a non-cash unrealized gain of $18 and $440 for the three months ended June 30, 2013 and 2012, respectively, and a non-cash unrealized gain of $406 and $830 for the six months ended June 30, 2013 and 2012, respectively, on the interest rate swap agreements.

On September 23, 2011, we entered into a fuel commodity derivative to manage the fuel cost on our fleet of vehicles. The derivative was effective January 1, 2012 and expired December 31, 2012.  On September 19, 2012 we entered into an additional fuel commodity derivative. The derivative is effective January 1, 2013 and expires December 31, 2013.  The derivative has a monthly notional amount of 80 thousand gallons from January 1, 2013 through December 31, 2013 for a total notional amount of 960 thousand gallons. We have a put price of $3.26 per gallon and a strike price of $3.90 per gallon. We recognized a non-cash unrealized loss of $62 and $274 for the three months ended June 30, 2013 and 2012, respectively, and a non- cash unrealized loss of $9 and $24 for the six months ended June 30, 2013 and 2012, respectively, on these fuel commodity derivatives as a result of the change in the fair value.

The fair value of the fuel commodity derivative is based on market assumptions and a quoted price from the counter party and is considered a Level 3 item.

During the first quarter of 2012, as a result of our senior note redemption, we no longer qualified for hedge accounting treatment on our only effective interest rate swap agreement.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost was reclassified as an earnings charge through April 1, 2013, the maturity date of the derivative.  This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $3 and $210 for the three and six months ended June 30, 2013 compared to $294 and $595 for the three and six months ended June 30, 2012, respectively.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2013 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amendment No. 1 to Amended and Restated Certificate of Incorporation (2)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mac-Gray Corporation (3)
3.4	Amended and Restated By-laws of Mac-Gray Corporation (4)
3.5	Amendment No. 1 to Amended and Restated By-laws of Mac-Gray Corporation (5)
3.6	Amendment No. 2 to Amended and Restated By-laws of Mac-Gray Corporation (6)
4.1	Amendment and Termination of Shareholder Rights Agreement between Mac-Gray Corporation and American Stock Transfer & Trust Company, dated as of April 8, 2013 (7)
4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Mac-Gray Corporation, dated as of April 8, 2013 (7)
10.1

Amendment No. 1 to the Amended and Restated Senior Secured Credit Agreement, dated as of May 17, 2013, among Mac-Gray Corporation, Mac-Gray Services, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (8)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text. (10)

(1) Previously filed as an exhibit to Mac-Gray’s Registration Statement on Form S-1filed on August 14, 1997 (File No. 333-33669).

(2)  Previously filed as an exhibit to Mac-Gray’s Form 10-K filed on March 14, 2011.

(3)  Previously filed as an exhibit to Mac-Gray’s Form 8-K filed on June 5, 2013.

(4)  Previously filed as an exhibit to Mac-Gray’s Form 8-K filed on November 7, 2008.

(5)  Previously filed as an exhibit to Mac-Gray’s Form 8-K/A filed on October 29, 2010.

(6)  Previously filed as an exhibit to Mac-Gray’s Form 8-K filed on June 27, 2013.

(7)  Previously filed as an exhibit to Mac-Gray’s Form 8-K filed on April 8, 2013.

(8)  Previously filed as an exhibit to Mac-Gray’s Form 8-K filed on May 20, 2013.

(9) Filed herewith.

(10) Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
August 9, 2013	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief
Financial Officer and Treasurer
(On behalf of registrant and as principal
financial officer)