Form 10-Q
period 2013-09-30
MAC-GRAY CORP
filed 2013-11-08
CIK 1038280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, 14,748,558 shares of common stock of the registrant, par value $.01 per share, were outstanding.

Item 1.         Financial Statements

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	December 31,	September 30,
	2012	2013
Assets
Current assets:
Cash and cash equivalents	$14,328	$13,537
Trade receivables, net of allowance for doubtful accounts	5,835	6,704
Inventory of finished goods, net	1,284	2,144
Deferred income taxes	1,148	1,148
Prepaid facilities management rent and other current assets	9,476	11,633
Total current assets	32,071	35,166
Property, plant and equipment, net	129,947	143,699
Goodwill	57,737	58,185
Intangible assets, net	169,640	164,395
Prepaid facilities management rent and other assets	12,014	14,307
Total assets	$401,409	$415,752

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,201	$1,587
Trade accounts payable	9,189	10,369
Accrued facilities management rent	20,930	20,390
Accrued expenses and other current liabilities	13,677	18,663
Total current liabilities	44,997	51,009
Long-term debt and capital lease obligations	190,969	196,141
Deferred income taxes	46,770	45,133
Other liabilities	1,386	1,178
Total liabilities	284,122	293,461

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock ($.01 par value, 5 million shares authorized, no shares issued or outstanding)	—	—
Common stock ($.01 par value, 30 million shares authorized, 14,516,074 issued and outstanding at December 31, 2012, and 14,734,072 issued and outstanding at September 30, 2013)	145	147
Additional paid in capital	89,706	92,918
Accumulated other comprehensive loss	(130)	—
Retained earnings	27,566	29,226
Total stockholders’ equity	117,287	122,291
Total liabilities and stockholders’ equity	$401,409	$415,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Revenue:
Laundry facilities management revenue	$74,372	$75,002	$229,316	$229,357
Commercial laundry equipment sales	3,501	4,509	10,620	10,968
Total revenue	77,873	79,511	239,936	240,325

Cost of revenue:
Cost of laundry facilities management revenue	52,600	53,925	160,840	161,659
Depreciation and amortization	10,706	10,878	31,536	32,230
Cost of commercial laundry equipment sales	2,827	3,665	8,675	8,932
Total cost of revenue	66,133	68,468	201,051	202,821

Gross margin	11,740	11,043	38,885	37,504

Operating expenses:
General and administration	4,303	4,261	15,506	13,452
Sales and marketing	2,772	2,733	8,435	8,945
Depreciation and amortization	216	178	626	554
Incremental costs of proxy contests	—	—	377	770
Transaction costs	—	420	—	597
Gain on sale of assets, net	(57)	(114)	(97)	(269)
Total operating expenses	7,234	7,478	24,847	24,049
Income from operations	4,506	3,565	14,038	13,455
Interest expense, including the change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs	1,931	1,147	7,235	4,100
Loss on early extinguishment of debt	—	—	3,762	54
Income before provision for income taxes	2,575	2,418	3,041	9,301
Income tax expense	1,104	961	1,285	3,714
Net income	1,471	1,457	1,756	5,587
Other comprehensive gain, net of tax:
Unrealized gain on derivative instruments	173	—	493	130
Comprehensive income	$1,644	$1,457	$2,249	$5,717
Earnings per share — basic	$0.10	$0.10	$0.12	$0.38
Earnings per share — diluted	$0.10	$0.09	$0.12	$0.37
Weighted average common shares outstanding - basic	14,447	14,715	14,396	14,634
Weighted average common shares outstanding - diluted	15,134	15,405	15,078	15,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other
	Number		Paid In	Comprehensive	Comprehensive	Retained
	of shares	Value	Capital	Loss	Income	Earnings	Total
Balance, December 31, 2012	14,516,074	$145	$89,706	$(130)		$27,566	$117,287
Net income	—	—	—	—	$5,587	5,587	$5,587
Other comprehensive income:
Unrealized gain on derivative instrument and reclassification, net of tax of $79 (Note 3)	—	—	—	130	130	—	$130
Comprehensive income					$5,717
Options Exercised	64,096	1	597	—		—	$598
Stock issuance - Employee
Stock Purchase Plan	24,162	—	274	—		—	$274
Non-cash stock compensation expense	—	—	1,945	—		—	$1,945
Dividends paid, $.2625 per share	—	—	—	—		(3,851)	$(3,851)
Stock grants	129,740	1	396	—		(76)	$321
Balance, September 30, 2013	14,734,072	$147	$92,918	$—		$29,226	$122,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAC-GRAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended September 30,
	2012	2013
Cash flows from operating activities:
Net income	$1,756	$5,587
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	32,162	32,784
Amortization of deferred financing costs	356	262
Loss on early extinguishment of debt	1,220	54
Decrease in allowance for doubtful accounts and lease reserves	(41)	(15)
Gain on disposition of assets	(97)	(269)
Stock grants	392	321
Gain on change in fair value of interest rate derivatives	(360)	(196)
Gain loss on change in fair value of fuel commodity derivatives	(43)	(20)
Decrease in deferred income taxes	(1,298)	(1,424)
Non-cash stock compensation	2,024	1,945
Increase in accounts receivable	(405)	(854)
Increase in inventory	(685)	(860)
Increase in prepaid facilities management rent and other assets	(3,232)	(7,204)
Increase (decrease) in accounts payable, accrued facilities management rent, accrued expenses and other liabilities	(1,682)	5,330
Net cash flows provided by operating activities	30,067	35,441

Cash flows from investing activities:
Capital expenditures	(25,269)	(30,799)
Payments for acquisitions	—	(5,128)
Proceeds from sale of assets	177	335
Net cash flows used in investing activities	(25,092)	(35,592)

Cash flows from financing activities:
Payments on capital lease obligations	(1,010)	(1,217)
Payment on senior notes	(100,000)	—
Payments on secured revolving credit facility	(169,592)	(75,976)
Borrowings on secured revolving credit facility	289,978	79,911
Payments on secured term credit facility	(18,750)	—
Proceeds from exercise of stock options	588	598
Proceeds from issuance of common stock	300	274
Debt acquisition and amendment costs	(1,497)	(379)
Cash dividend paid	(2,629)	(3,851)
Repurchase of common stock	(2,000)	—
Net cash flows used in financing activities	(4,612)	(640)

Increase (decrease) in cash and cash equivalents	363	(791)
Cash and cash equivalents, beginning of period	13,881	14,328
Cash and cash equivalents, end of period	$14,244	$13,537

Supplemental cash flow activities:

During the nine months ended September 30, 2012 and 2013, the Company acquired various assets under capital lease agreements totaling $770 and $2,840, respectively.

During the nine months ended September 30, 2013, the Company acquired the assets of certain laundry facilities management businesses.  The fair value of the net assets acquired and goodwill amounted to $5,847 with $5,128 paid in cash and $719 incurred as a liability in the form of a future cash payment.

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

For information on a significant event, see Note 13, “Subsequent Events”.

2. Long-Term Debt

On February 29, 2012, the Company entered into an Amended and Restated Senior Secured Credit Agreement (as amended, the “2012 Credit Agreement”). On May 17, 2013, the Company entered into Amendment No. 1 to the Amended and Restated Senior Secured Credit Agreement. The 2012 Credit Agreement provides for borrowings up to $250,000 under a revolving credit facility (the “Revolver”).  The 2012 Credit Agreement matures on May 17, 2018.  The 2012 Credit Agreement also provides for Swingline Loans of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions, the 2012 Credit Agreement gives the Company the option to increase the Revolver or establish one or more new term loans, provided that the aggregate commitments under the 2012 Credit Agreement cannot exceed $350,000.  The 2012 Credit Agreement is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries.  Outstanding indebtedness under the 2012 Credit Agreement bears interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate plus an applicable percentage, ranging from 1.25% to 2.00% per annum (currently 2.00%), determined by reference to our consolidated total leverage ratio, and (ii) in the case of base rate loans and swingline loans, the higher of (a) the federal funds rate plus 0.50%, (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate,” or (c) for each day, the floating rate of interest equal to LIBOR for a one month term quoted for such date (the highest of which is defined as the “Base Rate”), plus, in each case, an applicable percentage, ranging from 0.25% to 1.00% per annum (currently 1.00%), determined by reference to our consolidated total leverage ratio.

The Company pays a commitment fee equal to a percentage of the actual daily-unused portion of the Revolver under the 2012 Credit Agreement. This percentage is determined quarterly by reference to the Company’s consolidated total leverage ratio and ranges between 0.25% per annum and 0.40% per annum (currently 0.40%).  For purposes of the calculation of the commitment fee, letters of credit are considered usage under the Revolver, but swingline loans are not considered usage under the Revolver.

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

(In thousands, except share data)

2. Long-Term Debt (continued)

31, 2013 and thereafter) and a consolidated cash flow coverage ratio of not less than 1.20 to 1.00.  The Company was in compliance with all financial covenants at September 30, 2013.

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

As of September 30, 2013, there was $193,680 outstanding under the Revolver and $1,380 in outstanding letters of credit. The available balance under the Revolver was $54,940 at September 30, 2013. The average interest rates on the borrowings outstanding under the 2012 Credit Agreement at September 30, 2012 and 2013 were 3.65% and 2.00%, respectively, including the applicable spread paid to the banks and, for 2012, the effect of the interest rate swap agreements tied to the debt (see Note 3 for discussion on Fair Value Measurements).

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

Interest expense associated with the Company’s long term debt for the three and nine months ended September 30, 2012 and 2013 is comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2013	2012	2013

Interest expense	$1,966	$1,063	$7,239	$4,034
Change in the fair value of non-hedged interest rate derivative instruments	(125)	—	(360)	(196)
Amortization of deferred financing costs	90	84	356	262
Interest expense, including change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs	$1,931	$1,147	$7,235	$4,100

Capital lease obligations are comprised primarily of the Company’s fleet of vehicles which totaled $2,425 and $4,048 at December 31, 2012 and September 30, 2013, respectively.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

2. Long-Term Debt (continued)

Required payments under the Company’s long-term debt and capital lease obligations are as follows:

Amount
2013 (three months)	$255
2014	1,021
2015	969
2016	956
2017	847
Thereafter	193,680
$197,728

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

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

3.   Fair Value Measurements (continued)

		Basis of Fair Value Measurments
	Balance at September 30, 2013	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fuel commodity derivatives (included in current liabilities)	$17	$—	$—	$17

The Company entered into standard International Swaps and Derivatives Association (“ISDA”) interest rate swap agreements (“Swap Agreements”) to manage the interest rate associated with its debt. The interest rate Swap Agreements matured on April 1, 2013. Under these agreements the Company received a variable rate of LIBOR plus a markup and paid a fixed rate.  The Company recognized a non-cash unrealized gain of $405 for the three months ended September 30, 2012, and a non-cash unrealized gain of $406 and $1,235 for the nine months ended September 30, 2013 and 2012, respectively, on the interest rate Swap Agreements as a result of the change in the fair value.

On September 23, 2011 the Company entered into a fuel commodity derivative to manage the fuel cost of its fleet of vehicles. The derivative was effective January 1, 2012 and expired December 31, 2012.  On September 19, 2012 the Company entered into an additional fuel commodity derivative. The derivative was effective January 1, 2013 and expires December 31, 2013.  The derivative has a monthly notional amount of 80 thousand gallons from January 1, 2013 through December 31, 2013 for a total notional amount of 960 thousand gallons. The Company has a put price of $3.26 per gallon and a strike price of $3.90 per gallon. The Company recognized a non-cash unrealized gain of $29 and $67 for the three months ended September 30, 2013 and 2012, respectively, and a non-cash unrealized gain of $20 and $43 for the nine months ended September 30, 2013 and 2012, respectively, on these fuel commodity derivatives as a result of the change in the fair value.

The fair value of the fuel commodity derivative is based on market assumptions and quoted pricing and is considered a Level 3 item.

The fuel commodity derivative activity for the nine months ended September 30, 2013 is as follows:

Balance, December 31, 2012	$(37)
Realized gains	—
Unrealized gains	20
Settlements	—
Balance, September 30, 2013	$(17)

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

3.  Fair Value Measurements (continued)

The Company determines the fair value of the amount outstanding under its 2012 Credit Facility using Level 2 inputs. The fair value of the 2012 Credit Agreement at September 30, 2013 approximates carrying value.

During the first quarter of 2012, as a result of the senior note redemption (Note 2), the Company no longer qualified for hedge accounting treatment on its only effective interest rate swap agreement.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost was reclassified as an earnings charge through the maturity date of the derivative.  This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $210 for the nine months ended September 30, 2013 compared to $280 and $875 for the three and nine months ended September 30, 2012, respectively.

The tables below display the impact the Company’s derivative instruments had on the Condensed Consolidated Balance Sheets as of December 31, 2012 and September 30, 2013 and the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012 and 2013.

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2012		September 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments:
Fuel commodity derivatives	Accrued expenses	$37	Accrued expenses	$17

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share data)

3.  Fair Value Measurements (continued)

The Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

for the three months ended September 30, 2012 and 2013

Derivatives in Net Investment	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative
Hedging	September 30,		(Effective	September 30,		Hedging	Income on	September 30,
Relationships	2012	2013	Portion)	2012	2013	Instruments	Derivative	2012	2013
Interest rate contracts:			Interest expense, including the change in the fair value of non-hedged derivative instruments:			Interest rate contracts:	Interest expense, including the change in the fair value of non-hedged derivative instruments:
Unrealized	$—	$—	Unrealized	$(280)	$—		Unrealized	$405	$—
Realized	—	—	Realized	—	—		Realized	(444)	—
Total	$—	$—	Total	$(280)	$—		Total	$(39)	$—

Fuel commodity derivatives:			Cost of revenue:			Fuel commodity derivatives:	Cost of revenue:
Unrealized	$—	$—	Unrealized	$—	$—		Unrealized	$67	$29
Realized	—	—	Realized	—	—		Realized	14	—
Total	$—	$—	Total	$—	$—		Total	$81	$29

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

3.   Fair Value Measurements (continued)

The Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

for the nine months ended September 30, 2012 and 2013

Derivatives in Net Investment	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative
Hedging	September 30,		(Effective	September 30,		Hedging	Income on	September 30,
Relationships	2012	2013	Portion)	2012	2013	Instruments	Derivative	2012	2013
Interest rate contracts:			Interest expense, including the change in the fair value of non-hedged derivative instruments:			Interest rate contracts:	Interest expense, including the change in the fair value of non-hedged derivative instruments:
Unrealized	$(67)	$—	Unrealized	$(875)	$(210)		Unrealized	$1,235	$406
Realized	(162)	—	Realized	(162)	—		Realized	(1,178)	(398)
Total	$(229)	$—	Total	$(1,037)	$(210)		Total	$57	$8

Fuel commodity derivatives:			Cost of revenue:			Fuel commodity derivatives:	Cost of revenue:
Unrealized	$—	$—	Unrealized	$—	$—		Unrealized	$43	$20
Realized	—	—	Realized	—	—		Realized	47	—
Total	$—	$—	Total	$—	$—		Total	$90	$20

4.  Acquisitions

During 2013, the Company acquired the assets of certain laundry facilities management businesses for total consideration of $5,847. Payments totaling $5,128 were made at the closings and the balance for one of the acquisitions is to be paid within nine months if certain conditions are met. The acquisitions have been reflected in the accompanying condensed consolidated financial statements from the dates of the acquisitions and have been accounted for as business combinations.  The preliminary allocations of the total purchase price of the acquisitions are as follows: contract rights $3,397, equipment $1,375, non-compete agreement $220 and goodwill $855. The ultimate purchase price allocations are subject to the finalization of the asset values as of the date of the acquisitions.  The operating results of the businesses are included in the accompanying unaudited condensed consolidated statements of income and comprehensive income from the dates of acquisitions.  Pro forma results of the acquired companies are not included as they have been deemed immaterial to the Company.

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

5.  Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	As of December 31, 2012
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$57,737		$57,737
	$57,737		$57,737
Intangible assets:
Trade name	$14,050	$—	$14,050
Non-compete agreements	2,277	2,272	5
Contract rights	228,783	75,372	153,411
Distribution rights	1,623	946	677
Deferred financing costs	1,796	299	1,497
	$248,529	$78,889	$169,640

	As of September 30, 2013
	Cost	Accumulated Amortization	Net Book Value

Goodwill	$58,185		$58,185
	$58,185		$58,185
Intangible assets:
Trade Name	$14,050	$—	$14,050
Non-compete agreements	2,137	1,932	205
Contract rights	232,090	84,066	148,024
Distribution rights	1,623	1,068	555
Deferred financing costs	1,672	111	1,561
	$251,572	$87,177	$164,395

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

5.  Goodwill and Intangible Assets (continued)

Estimated future amortization expense of intangible assets consists of the following:

2013 (three months)	$3,051
2014	12,202
2015	12,193
2016	12,193
2017	12,058
Thereafter	97,934
$149,631

Amortization expense of intangible assets for the nine months ended September 30, 2012 and 2013 was $9,121 and $9,095, respectively.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

7.  Earnings Per Share

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2013	2012	2013

Net income	$1,471	$1,457	$1,756	$5,587

Weighted average number of common shares outstanding - basic	14,447	14,715	14,396	14,634
Effect of dilutive securities:
Stock options and restricted stock units	687	690	682	572
Weighted average number of common shares outstanding - diluted	15,134	15,405	15,078	15,206

Earnings per share - basic	$0.10	$0.10	$0.12	$0.38
Earnings per share - diluted	$0.10	$0.09	$0.12	$0.37

There were 921,000 and 587,000 shares under option plans that were excluded from the computation of diluted earnings per share for the three months ended September 30, 2013 and 2012, and 882,000 and 548,000 shares under option plans that were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2013 and 2012, respectively due to their anti-dilutive effects.

8.  Stock Compensation

For the three and nine months ended September 30, 2013, the Company incurred stock compensation expense of $809 and $2,579, respectively. The allocation of stock compensation expense is consistent with the allocation of the participants’ salaries and other compensation expenses.

At September 30, 2013, options for 626,000 shares and 164,000 restricted shares have been granted but have not yet vested.

Compensation expense related to unvested options and restricted shares will be recognized in the following years:

2013 (three months)	$778
2014	1,191
2015	661
2016	84
$2,714

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

9.  Income Taxes

The following table presents the income tax expense and the effective income tax rates for the three and nine months ended September 30, 2012 and 2013:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2013	2012	2013

Income tax expense	$1,104	$961	$1,285	$3,714
Effective tax rate	43%	40%	42%	40%

The effective income tax rate on operations is based upon the estimated income for the year and adjustments, if any, resulting from tax audits or other tax contingencies.

The changes in the effective tax rates for the three and nine months ended September 30, 2012 and 2013 are the result of the relative impact of permanent differences due to changes in estimated pretax annual profits.

At September 30, 2013, the uncertain tax positions recognized by the Company in the consolidated financial statements were not material.

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

11.  Payment of dividends

The Company’s Board of Directors declared quarterly dividends of $0.0875 per share payable on April 1, 2013, July 1, 2013, and October 1, 2013 to stockholders of record at the close of business on March 15, 2013, June 17, 2013, and September 16, 2013, respectively.  All dividends were paid prior to September 30, 2013 and have been reflected in the current financial statements.

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

MAC-GRAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

13. Subsequent Events

On October 14, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CSC ServiceWorks Holdings, Inc., CSC ServiceWorks, Inc. (“CSC”), Spin Holdco Inc. (“Spin”) and CSC Fenway, Inc. (“Merger Sub”) that provides for the merger of Mac-Gray with Merger Sub, a wholly-owned subsidiary of Spin, which is a wholly-owned subsidiary of CSC. Pursuant to and upon the closing of the transaction, CSC will acquire all of the outstanding common stock of Mac-Gray for $21.25 per share, payable in cash and the Company will become a wholly-owned subsidiary of Spin. Completion of the transaction is subject to certain closing conditions including the adoption and approval of the merger agreement by Mac-Gray’s stockholders, regulatory approval, and other customary closing conditions. Mac-Gray expects the transaction to be completed in the first half of 2014. Following completion of the transaction, Mac-Gray’s common stock will be delisted from the New York Stock Exchange and will no longer trade publicly. A description of the Merger Agreement is contained in the Company’s current report on Form 8-K filed with the SEC on October 15, 2013, and a copy of the Merger Agreement is filed as Exhibit 2.1 to such report.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Additional statements identified by words such as “will,” “likely,” “may,” “believe,” “expect,” “anticipate,” “intend,” “seek,” “designed,” “develop,” “would,” “future,” “can,” “could,” “outlook” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters, also identify forward-looking statements.  These forward-looking statements reflect our current views about future events and financial performance.  Investors should not rely on forward-looking statements because they are subject to a variety of factors that could cause actual results to differ materially from our expectations.  Factors that could cause or contribute to such differences include, but are not limited to, the following:

•                                    our ability to satisfy the closing conditions set forth in our recently announced merger agreement with CSC ServiceWorks, including obtaining stockholder approval and antitrust clearance;

•                                    the ability of the parties to consummate our recently announced transaction with CSC ServiceWorks;

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

Our business model is built on a stable demand for laundry services, combined with long-term leases, strong client relationships, a broad client base, and predictable capital needs.  For the three and nine months ended September 30, 2013, our total revenue was $79,511 and $240,325, respectively. Approximately 95% of our total revenue for the three and nine month period was generated by our facilities management business.  We generate facilities management revenue primarily by entering into long-term leases with property owners or property management companies for the exclusive right to install and maintain laundry equipment in common area laundry rooms within their properties in exchange for a negotiated portion of the revenue we collect. As of September 30, 2013, approximately 83% of our installed equipment base was located in laundry facilities subject to long-term leases, which have a weighted average remaining term of approximately five years.  Our capital costs are typically incurred in connection with new or renewed leases, and include investments in laundry equipment and card and coin-operated systems, incentive payments to property owners or property management companies, and expenses to refurbish laundry facilities.  Our capital costs consist primarily of a large number of relatively small amounts, which are associated with our entry into or renewal of leases. Our capital needs other than for laundry leases are not significant.  Accordingly, our capital needs are predictable and largely within our control.  For the three and nine months ended September 30, 2013, we incurred $10,960 and $30,799 of capital expenditures, respectively. In addition, we made incentive payments of $2,196 and $5,281 in the three and nine months ended September 30, 2013 to property owners and property management companies in connection with obtaining our lease arrangements.

Through our commercial equipment sales and services business, we generate revenue by selling commercial laundry equipment.  For the three and nine months ended September 30, 2013, our commercial laundry equipment sales business generated approximately 6% and 5% of our total revenue, respectively, and 8% and 5% of our gross margin, respectively. We anticipate that tight credit markets for our clients will continue to challenge our ability to maintain and grow our revenue from laundry equipment sales.

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

Our Board of Directors declared quarterly dividends of $0.0875 per share payable on April 1, 2013, July 1, 2013, and October 1, 2013 to stockholders of record at the close of business on March 15, 2013, June 17, 2013, and September 16, 2013, respectively. All dividends were paid prior to September 30, 2013 and have been reflected in the current financial statements.

On April 5, 2013 the Company’s Board of Directors voted to terminate the Company’s shareholder rights plan with American Stock Transfer & Trust Company, LLC (“AST”), as of the close of business April 8, 2013.  In order to effect the termination, the Company and AST entered into an Amendment and Termination of Shareholder Rights Agreement, dated as of April 8, 2013, which caused the rights to purchase Series A Junior Participating Cumulative Preferred Stock issued pursuant to the Shareholder Rights Agreement, dated as of September 8, 2009, by and between the Company and AST, to expire as of April 8, 2013.

On February 29, 2012, we entered into an Amended and Restated Senior Secured Credit Agreement (as amended,

the “2012 Credit Agreement”). On May 17, 2013, we entered into Amendment No. 1 to the Amended and Restated Senior Secured Credit Agreement. The 2012 Credit Agreement provides for borrowings up to $250,000 under a revolving credit facility (the “Revolver”).

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

On September 27, 2013 we acquired a laundry facilities management business in the northeastern region of the United States for total consideration of $1,165.

On October 14, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CSC ServiceWorks Holdings, Inc., CSC ServiceWorks, Inc. (“CSC”), Spin Holdco Inc. (“Spin”) and CSC Fenway, Inc. (“Merger Sub”) that provides for the merger of Mac-Gray with Merger Sub, a wholly-owned subsidiary of Spin, which is a wholly-owned subsidiary of CSC. Pursuant to and upon the closing of the transaction, CSC will acquire all of the outstanding common stock of Mac-Gray for $21.25 per share, payable in cash and the Company will become a wholly-owned subsidiary of Spin. Completion of the transaction is subject to certain closing conditions including the adoption and approval of the merger agreement by Mac-Gray’s stockholders, regulatory approval, and other customary closing conditions. Mac-Gray expects the transaction to be completed in the first half of 2014. Following completion of the transaction, Mac-Gray’s common stock will be delisted from the New York Stock Exchange and will no longer trade publicly. A description of the Merger Agreement is contained in the Company’s current report on Form 8-K filed with the SEC on October 15, 2013, and a copy of the Merger Agreement is filed as Exhibit 2.1 to such report.

Results of Operations (Dollars in thousands)

Three and nine months ended September 30, 2013 compared to three and nine months ended September 30, 2012.

The information presented below for the three and nine months ended September 30, 2013 and 2012 is derived from our unaudited condensed consolidated financial statements and related notes included elsewhere in this report:

	For the three months ended September 30,
			Increase	%
	2012	2013	(Decrease)	Change
Laundry facilities management revenue	$74,372	$75,002	$630	1%
Commercial laundry equipment sales revenue	3,501	4,509	1,008	29%
Total revenue	$77,873	$79,511	$1,638	2%

	For the nine months ended September 30,
			Increase	%
	2012	2013	(Decrease)	Change
Laundry facilities management revenue	$229,316	$229,357	$41	0%
Commercial laundry equipment sales revenue	10,620	10,968	348	3%
Total revenue	$239,936	$240,325	$389	0%

Revenue

Total revenue increased by $1,638, or 2%, to $79,511 for the three months ended September 30, 2013 compared to $77,873 for the three months ended September 30, 2012. Total revenue increased by $389, or less than 1%, to $240,325 for the nine months ended September 30, 2013 compared to $239,936 for the nine months ended September 30, 2012.

Laundry facilities management revenue.  Laundry facilities management revenue increased by $630, or 1%, to $75,002 for the three months ended September 30, 2013 compared to $74,372 for the three months ended September 30, 2012. Laundry facilities management revenue increased by $41, or less than 1%, to $229,357 for the nine months ended September 30, 2013 compared to $229,316 for the nine months ended September 30, 2012. The increase in revenue for the three months ended September 30, 2013 compared to the three months ended September 30, 2012  is attributable to the cumulative impact of our vend price management initiatives, same location usage increases, and new equipment placements. The lack of growth in revenue in the nine months ended September 30, 2013 compared to the same period in the prior year is attributable, in part, to there being one additional operating day in 2012 due to it being a leap year. We have also reduced our portfolio of equipment by a small number as compared to the comparable period in 2012, primarily in unprofitable and less profitable locations, which also has resulted in reduced revenue. The reduced revenue was mitigated in part by our vend price management initiatives.

Commercial laundry equipment sales.  Revenue in the commercial laundry equipment sales business increased by $1,008, or 29%, to $4,509 for the three months ended September 30, 2013 compared to $3,501 for the three months ended September 30, 2012. Revenue in the commercial laundry equipment sales business increased by $348, or 3%, to $10,968 for the nine months ended September 30, 2013 compared to $10,620 for the nine months ended September 30, 2012. Sales in the commercial laundry equipment sales business are sensitive to the strength of the local economy, the availability and cost of financing to small businesses, consumer confidence, and local permitting and therefore, tend to fluctuate significantly from period to period.

Cost of revenue

	For the three months ended September 30,
			Increase	%
	2012	2013	(Decrease)	Change
Cost of laundry facilities management revenue	$52,600	$53,925	$1,325	3%
Depreciation and amortization related to operations	10,706	10,878	172	2%
Cost of commercial laundry equipment sales	2,827	3,665	838	30%
Total cost of revenue	$66,133	$68,468	$2,335	4%

	For the nine months ended September 30,
			Increase	%
	2012	2013	(Decrease)	Change
Cost of laundry facilities management revenue	$160,840	$161,659	$819	1%
Depreciation and amortization related to operations	31,536	32,230	694	2%
Cost of commercial laundry equipment sales	8,675	8,932	257	3%
Total cost of revenue	$201,051	$202,821	$1,770	1%

Cost of laundry facilities management revenue.  Cost of laundry facilities management revenue includes rent paid to clients as well as those costs associated with installing and servicing equipment and costs of collecting, counting, and depositing facilities management revenue. Cost of laundry facilities management revenue increased by $1,325, or 3%, to $53,925 for the three months ended September 30, 2013 as compared to $52,600 for the three months ended September 30, 2012. Cost of laundry facilities management revenue increased by $819, or 1%, to $161,659 for the nine months ended September 30, 2013 as compared to $160,840 for the nine months ended September 30, 2012.  As a percentage of laundry facilities management revenue, cost of laundry facilities management revenue was 72% and 71% for the three months ended September 30, 2013 and 2012, respectively, and 70% for each of the nine months ended September 30, 2013 and 2012. Laundry facilities management rent increased by 1%, or $547, to $37,079 for the three months ended September 30, 2013, compared to $36,532 for the three months ended September 30, 2012.  Laundry facilities management rent decreased by less than 1%, or $114, to $112,640 for the nine months ended September 30, 2013 compared to $112,754 for the nine months ended September 30, 2012, directly attributable to the changes in facilities management revenue. Laundry facilities management rent as a percentage of laundry facilities management revenue was 50.2 % and 49.9 % for the three months ended September 30, 2013 and 2012, respectively, and 49.8 % and 50 % for the nine months ended September 30, 2013 and 2012, respectively. Laundry facilities management rent can be affected by new and renewed laundry leases and by other factors such as the amount of incentive payments and laundry room betterments invested in new or renewed laundry leases. As we vary the amount invested in a facility, the laundry facilities management rent, as a function of laundry facilities management revenue, can vary. Other costs of laundry facilities management revenue increased by $778, or 5%, to $16,846 for the three month ended September 30, 2013 compared to $16,068 for the three months ended September 30, 2012. Other costs of laundry facilities management revenue increased by $933, or 2%, to $49,019 for the nine months ended September 30, 2013 compared to $48,086 for the nine months ended September 30, 2012.  These increases were primarily attributable to increases in labor costs and health insurance costs.  A significant percentage of other costs of laundry facilities management revenue are fixed costs which do not fluctuate with changes in revenue.

Depreciation and amortization related to operations.  Depreciation and amortization related to operations increased by $172, or 2%, to $10,878 for the three months ended September 30, 2013 as compared to $10,706 for the three months ended September 30, 2012. Depreciation and amortization related to operations increased by $694, or 2%, to $32,230 for the nine months ended September 30, 2013 as compared to $31,536 for the nine months ended September 30, 2012. The increase in depreciation and amortization for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 is attributable to an increase in our capital spending on new and renegotiated accounts beginning in 2012 compared to the two prior years, where we closely managed capital investment in light of the uncertain economy. We expect to continue to increase our capital spending and expect depreciation expense to continue to increase.

Cost of laundry equipment sales.  Cost of commercial laundry equipment sales consists primarily of the cost of laundry equipment, parts and supplies sold, as well as salaries, warehousing and distribution expenses.  Cost of commercial laundry equipment sales increased by $838, or 30%, to $3,665 for the three months ended September 30, 2013 as compared to $2,827 for the three months ended September 30, 2012. Cost of commercial laundry equipment sales increased by $257, or 3%, to $8,932 for the nine months ended September 30, 2013 as compared to $8,675 for the nine months ended September 30, 2012. As a percentage of sales, cost of product sold was 81% for each of the three months ended September 30, 2013 and 2012, and 81% and 82% for the nine months ended September 30, 2013 and 2012, respectively. The change in cost of sales for the three and nine months ended September 30, 2013 compared to the same period ending September 30, 2012 is a direct result of the change in revenue, product mix and price increases by the manufacturer.  Operating expenses were essentially unchanged in total.

Operating expenses

General and administration, sales and marketing, related depreciation and amortization, incremental proxy costs, and transaction costs.  General and administration, sales and marketing, related depreciation and amortization, incremental proxy costs, and transaction costs increased by $301, or 4%, to $7,592 for the three months ended September 30, 2013 as compared to $7,291 for the three months ended September 30, 2012. General and administration, sales and marketing, related depreciation and amortization, incremental proxy costs, and transaction costs decreased by $626, or 3%, to $24,318 for the nine months ended September 30, 2013 as compared to $24,944 for the nine months ended September 30, 2012. As a percentage of total revenue, these expenses were 10% and 9% for the three months ended September 30, 2013 and 2012, respectively, and 10% for each of the nine months ended September 30, 2013 and 2012. The increase in expenses for the three months ended September 30, 2013 compared to the same period in 2012 is primarily attributable to costs related to our recently announced agreement for the merger of the Company. The decrease in expenses for the nine months ended September 30, 2013 compared to the same period in 2012 is primarily related to a decrease in legal costs partially offset by an increase in marketing and sales related costs as well as transaction costs.

Gain on sale of assets

The gains of $114 and $57 for the three months ended September 30, 2013 and 2012, respectively, and the gains of $269 and $97 for the nine months ended September 30, 2013 and 2012, respectively, are from the sale of vehicles and other fixed assets in the normal course of business.

Income from operations

Income from operations decreased by $941, or 21%, to $3,565, for the three months ended September 30, 2013 compared to $4,506 for the three months ended September 30, 2012 and decreased by $583, or 4%, to $13,455 for the nine months ended September 30, 2013 compared to $14,038 for the nine months ended September 30, 2012 due primarily to the cumulative effect of the reasons discussed above.

Interest expense, including the change in the fair value of non-hedged derivative instruments and amortization of deferred financing costs

Interest expense, including the change in the fair value of non-hedged derivative instruments and amortization of deferred financing costs, decreased by $784, or 41%, to $1,147 for the three months ended September 30, 2013, as compared to $1,931 for the three months ended September 30, 2012. Interest expense, including the change in the fair value of non-hedged derivative instruments and amortization of deferred financing costs, decreased by $3,135, or 43%, to $4,100 for the nine months ended September 30, 2013, as compared to $7,235 for the nine months ended September 30, 2012. This decrease in interest expense for the three and nine months ended September 30, 2013 was primarily the result of retiring our 7.625% fixed rate senior notes by utilizing our 2012 Credit Agreement at lower interest rates as well reduced pricing under our 2012 credit agreement and the maturity of our interest rate derivatives. Interest expense, excluding the change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, was $1,063 and $1,966 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $903, or 46%.  Interest expense, excluding the change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, was $4,034 and $7,239 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $3,205, or 44%. Interest expense, excluding the change in fair value of non-hedged derivative instruments and amortization of deferred financing costs, includes interest paid in connection with our derivative instruments through their maturity date. This amounted to $444 for the three months ended September 30, 2012, and $398 and $1,340 for the nine months ended September 30, 2013 and 2012, respectively.

Interest expense associated with the company’s long term debt is comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2013	2012	2013

Interest expense	$1,966	$1,063	$7,239	$4,034
Change in the fair value of non-hedged interest rate derivative instruments	(125)	—	(360)	(196)
Amortization of deferred financing costs	90	84	356	262
Interest expense, including change in fair value of non-hedged interest rate derivative instruments and amortization of deferred financing costs	$1,931	$1,147	$7,235	$4,100

During the first quarter of 2012, as a result of the senior note redemption (Note 2), the Company no longer qualified for hedge accounting treatment on its only effective interest rate swap agreement.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost was reclassified as an earnings charge through the maturity date of the derivative.  This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $210 for the nine months ended September 30, 2013 compared to $280 and $875 for the three and nine months ended September 30, 2012, respectively.

Loss on early extinguishment of debt

Loss on early extinguishment of debt amounted to $3,762 for the nine months ended September 30, 2012 and includes the premium of $2,542 we incurred for the early redemption of our senior unsecured notes and $1,087 of unamortized deferred financing costs associated with the redemption. We also wrote off $133 of unamortized deferred financing costs associated with our 2008 credit facility. Loss on early extinguishment of debt amounted to $54 for the nine months ended September 30, 2013 which consists of a write off of unamortized deferred financing costs associated with Amendment No. 1 to the 2012 Credit Agreement.

Income tax expense

Income tax expense decreased by $143 to $961 for the three months ended September 30, 2013 compared to $1,104 for the three months ended September 30, 2012. Income tax expense increased by $2,429 to $3,714 for the nine months ended September 30, 2013 compared to $1,285 for the nine months ended September 30, 2012. The decrease in the three months is the result of the decrease in pre-tax income to $2,418 for the three months ended September 30, 2013, compared to the $2,575 for the three months ended September 30, 2012.  The increase in the nine months is the result of the increase in pre-tax income to $9,301 for the nine months ended September 30, 2013, compared to the $3,041 for the nine months ended September 30, 2012.  The effective tax rate decreased to 40% for the three months ended September 30, 2013, compared to 43% for the same period in 2012. The effective tax rate decreased to 40% for the nine months ended September 30, 2013, compared to 42% for the same period in 2012. The change in the effective rate for the three and nine months ended September 30, 2013 compared to the effective tax rate for the three and nine months ended September 30, 2012 is the result of the change in permanent tax differences as a percentage of pretax income.

Net income

As a result of the foregoing, net income decreased by $14 to $1,457 for the three months ended September 30, 2013 compared to $1,471 for the same period ended September 30, 2012.  Net income increased by $3,831 to $5,587 for the nine months ended September 30, 2013 compared to $1,756 for the same period ended September 30, 2012

Seasonality

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

Liquidity and Capital Resources (Dollars in thousands)

We believe that we can satisfy our working capital requirements and funding of capital needs with internally generated cash flow and, as necessary, borrowings from our revolving credit facility described below. Capital expectations for the year ending December 31, 2013, including contract incentive payments, are currently expected to be between $36,000 and $39,000.  In the nine months ended September 30, 2013, spending on capital expenditures was $30,799 and spending on contract incentives was $5,281. The capital expenditures for 2013 are primarily composed of laundry equipment installed in connection with new client leases and the renewal of existing leases.

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

For the three and nine months ended September 30, 2013, our source of cash was primarily from operating activities and debt borrowings. Our primary uses of cash for the three and nine months ended September 30, 2013 were the purchase of new laundry equipment, payments for  acquisitions, and the payment of dividends. We anticipate that we will continue to use cash flows provided by operating activities to finance working capital needs, debt service, and capital expenditures.

On February 29, 2012, we entered into an Amended and Restated Senior Secured Credit Agreement (as amended, the “2012 Credit Agreement”). On May 17, 2013, we entered into Amendment No. 1 to the Amended and Restated Senior Secured Credit Agreement. The 2012 Credit Agreement provides for borrowings up to $250,000 under a revolving credit facility (the “Revolver”).  The 2012 Credit Agreement matures on May 17, 2018.  The 2012 Credit Agreement also provides for Swingline Loans of up to $10,000 (the “Swingline Loans”) and any Swingline Loans will reduce the borrowings available under the Revolver.  Subject to certain terms and conditions, the 2012 Credit Agreement gives the Company the option to increase the Revolver or establish one or more new term loans, provided that the aggregate commitments under the 2012 Credit Agreement cannot exceed $350,000.  The 2012 Credit Agreement is collateralized by a blanket lien on the assets of the Company and each of its subsidiaries as well as a pledge by the Company of all the capital stock of its subsidiaries.  Outstanding indebtedness under the 2012 Credit Agreement bears interest at a fluctuating rate equal to (i) in the case of Eurodollar rate loans, the LIBOR rate plus an applicable percentage, ranging from 1.25% to 2.00% per annum (currently 2.00%), determined by reference to our consolidated total leverage ratio, and (ii) in the case of base rate loans and swingline loans, the higher of (a) the federal funds rate plus 0.50%, (b) the annual rate of interest announced by Bank of America, N.A. as its “prime rate,” or (c) for each day, the floating rate of interest equal to LIBOR for a one month term quoted for such date (the highest of which is defined as the “Base Rate”), plus, in each case, an applicable percentage, ranging from 0.25% to 1.00% per annum (currently 1.00%), determined by reference to our consolidated total leverage ratio.

We pay a commitment fee equal to a percentage of the actual daily-unused portion of the Revolver under the 2012 Credit Agreement. This percentage is determined quarterly by reference to the Company’s consolidated total leverage ratio and ranges between 0.25% per annum and 0.40% per annum (currently 0.40%).  For purposes of the calculation of the commitment fee, letters of credit are considered usage under the Revolver, but swingline loans are not considered usage under the Revolver.

The 2012 Credit Agreement includes certain financial and operational covenants, including restrictions on paying dividends and other distributions, making certain acquisitions and incurring indebtedness, and requires that we maintain certain financial ratios.  The most significant financial ratios that we are required to maintain include a consolidated total leverage ratio of not greater than 3.75 to 1.00 (3.50 to 1.00 as of December 31, 2013 and thereafter) and a consolidated cash flow coverage ratio of not less than 1.20 to 1.00.  We were in compliance with all financial covenants at September 30, 2013.

As of September 30, 2013, there was $193,680 outstanding under the Revolver and $1,380 in outstanding letters of credit. The available balance under the Revolver was $54,940 at September 30, 2013. The average interest rates on the borrowings outstanding under the 2012 Credit Agreement at September, 2013 and 2012 were 2.00% and 3.65%, respectively, including the applicable spread paid to the banks and, for 2012, the effect of the interest rate swap agreements tied to the debt (see Note 3 for discussion on Fair Value Measurements).

On October 21, 2011, we redeemed $50,000 of our 7.625% senior notes by utilizing $51,271 of availability under our prior credit facility. On March 30, 2012, we redeemed the remaining $100,000 of our senior notes by utilizing $103,495 of availability under the 2012 Credit Agreement.

Operating Activities

For the nine months ended September 30, 2013 and 2012, net cash flows provided by operating activities were $35,441 and $30,067, respectively. Cash flows from operations consists primarily of facilities management revenue and equipment sales, offset by the cost of facilities management revenues, cost of product sold, and general, administration, sales and marketing expenses. The most significant changes to cash flows for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 are an increase in net income, an increase in accounts payable, accrued facilities management rent, accrued expenses and other liabilities offset in part by an increase in prepaid facilities management rent and other assets and a decrease in the loss on early extinguishment of debt. The increase in accounts payable, accruals and other liabilities is reflective of increased equipment purchases and an increase in the provision for taxes. The increase in prepaid facilities management rent and other assets is attributable to an increase in incentive advances to our route clients as part of the execution of new and renegotiated contracts.

Investing Activities

For the nine months ended September 30, 2013 and 2012, net cash flows used in investing activities were $35,592 and $25,092, respectively.  Capital expenditures for the nine months ended September 30, 2013 were $30,799 for the acquisition of laundry equipment and $5,128 for acquisitions. Capital expenditures for the nine months ended September, 2012 were $25,269 primarily for the acquisition of laundry equipment for new and renewed lease locations.

Financing Activities

For the nine months ended September 30, 2013 and 2012, net cash flows used in financing activities were $640 and $4,612, respectively. Cash flows used in financing activities consist of the payments of dividends, debt acquisition costs, and, in 2012, the repurchase of common stock, offset by changes in long term debt.

Contractual Obligations

A summary of our contractual obligations and commitments related to our outstanding long-term debt and future minimum lease payments related to our vehicle fleet, warehouse rent and facilities management rent as of September 30, 2013 is as follows:

		Interest on
Fiscal	Long-term	variable rate	Facilites rent	Capital lease	Operating lease
Year	debt	debt (1)	commitments	commitments	commitments	Total
2013(three months)	$—	$966	$5,029	$255	$862	$7,112
2014	—	3,865	15,356	1,021	3,404	$23,646
2015	—	3,865	12,007	969	3,132	$19,973
2016	—	3,865	10,428	956	2,445	$17,694
2017	—	3,865	8,545	847	2,021	$15,278
Thereafter	193,680	1,612	27,781	—	4,014	$227,087
Total	$193,680	$18,038	$79,146	$4,048	$15,878	$310,790

(1)          Represents interest on the outstanding balance on our 2012 Credit Agreement. Our average interest rate was 2.00% at September 30, 2013.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on some of our borrowings and the change in fuel prices. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market-risk sensitive instruments for speculative purposes.

Interest rates

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of long-term debt approximates book value at September 30, 2013.

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Variable rate	$—	$—	$—	$—	$—	$193,680	$193,680
Average interest rate	—	—	—	—	—	2.00%	2.00%

We had entered into standard International Swaps and Derivatives Association interest rate swap agreements to manage the interest rate associated with our debt. The interest rate Swap Agreements matured on April 1, 2013. Under these agreements, we received a variable rate of LIBOR plus a markup and paid a fixed rate. We recognized a non-cash unrealized gain of  $405 for the three months ended September 30, 2012,  and a non-cash unrealized gain of $406 and $1,235 for the nine months ended September 30, 2013 and 2012, respectively, on the interest rate swap agreements.

On September 23, 2011, we entered into a fuel commodity derivative to manage the fuel cost on our fleet of vehicles. The derivative was effective January 1, 2012 and expired December 31, 2012.  On September 19, 2012 we entered into an additional fuel commodity derivative. The derivative is effective January 1, 2013 and expires December 31, 2013.  The derivative has a monthly notional amount of 80 thousand gallons from January 1, 2013 through December 31, 2013 for a total notional amount of 960 thousand gallons. We have a put price of $3.26 per gallon and a strike price of $3.90 per gallon. We recognized a non-cash unrealized gain of $29 and $67 for the three months ended September 30, 2013 and 2012, respectively, and a non- cash unrealized gain of $20 and $43 for the nine months ended September 30, 2013 and 2012, respectively, on these fuel commodity derivatives as a result of the change in the fair value.

The fair value of the fuel commodity derivative is based on market assumptions and a quoted price from the counter party and is considered a Level 3 item.

During the first quarter of 2012, as a result of our senior note redemption, we no longer qualified for hedge accounting treatment on our only effective interest rate swap agreement.  Accordingly, the amount included in Accumulated Other Comprehensive Loss at the time hedge accounting was lost was reclassified as an earnings charge through April 1, 2013, the maturity date of the derivative.  This charge to interest expense, when combined with an interest rate swap agreement that previously lost hedge accounting treatment, amounted to $210 for the nine months ended September 30, 2013 compared to $280 and $875 for the three and nine months ended September 30, 2012, respectively.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2013 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.         Exhibits

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amendment No. 1 to Amended and Restated Certificate of Incorporation (2)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Mac-Gray Corporation (3)
3.4	Amended and Restated By-laws of Mac-Gray Corporation (4)
3.5	Amendment No. 1 to Amended and Restated By-laws of Mac-Gray Corporation (5)
3.6	Amendment No. 2 to Amended and Restated By-laws of Mac-Gray Corporation (6)
3.7	Executive Severance Agreement, dated as of July 18, 2013, by and between Mac-Gray

Corporation and Sheffield J. Halsey, Jr. (7)**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text. (7)

** Management compensatory plan or arrangement

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

(7)  Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

MAC-GRAY CORPORATION
November 8, 2013	/s/ Michael J. Shea
Michael J. Shea
Executive Vice President, Chief Financial Officer and Treasurer (On behalf of registrant and as principal financial officer)